Form 10-Q
period 1996-06-30
RECKSON ASSOCIATES REALTY CORP
filed 1996-08-09
CIK 930548

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

                Commission file number: 1-13762



                 RECKSON ASSOCIATES REALTY CORP.
     (Exact name of registrant as specified in its charter)


Maryland                                             11-3233650
(State other jurisdiction of incorporation         (IRS. Employer
of organization)                                   Identification Number)

225 Broadhollow Road, Melville, NY                                 11747
(Address of principal executive office)                         (zip code)

                         (516) 694-6900
      (Registrant's telephone number including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X   No

The company has only one class of common stock, issued at $.01 par value per share with 10,439,200 shares outstanding as of July 1, 1996.

                RECKSON ASSOCIATES REALTY CORP.
                        QUARTERLY REPORT
           FOR THE THREE MONTHS ENDED JUNE 30, 1996
                       TABLE OF CONTENTS



INDEX

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets of Reckson Associates Realty Corp.
          as of June 30, 1996 and December 31, 1995....................

          Consolidated Statement of Operations of Reckson Associates
          Realty Corp. for the three months ended June 30, 1996 and for the period from June 3, 1995 to June 30, 1995 and the Combined Statement of Operations of the Reckson Group (predecessor to Reckson Associates Realty Corp.) for the period from April 1, 1995 to June 2, 1995.............................................

          Consolidated Statement of Operations of Reckson Associates Realty Corp. for the six months ended June 30, 1996 and for the period from June 3, 1995 to June 30, 1995 and the Combined Statement of Operations of the Reckson Group (predecessor to Reckson Associates Realty Corp.) for the period from January 1, 1995 to June 2, 1995..

          Consolidated Statement of Cash Flows of Reckson Associates
          Realty Corp. for the six months ended June 30, 1996 and for the period from June 3, 1995 to June 30, 1995 and the Combined
          Statement of Cash Flows of the Reckson Group (predecessor to the Reckson Associates Realty Corp.) for the period from January 1, 1995 to June 2, 1995...............................................

          Notes to the Consolidated Financial Statements of Reckson
          Associates Realty Corp........................................

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................

PART II   OTHER INFORMATION...............................................


Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults Upon Senior Securities
Item 4.   Submission of Matters to a Vote of Securities Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART I -  FINANCIAL INFORMATION
Item 1 -  FINANCIAL STATEMENTS

                  RECKSON ASSOCIATES REALTY CORP.
                   CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except for share amounts)

                                                 June 30        December 31
                                                   1996             1995
                                                _________        _________
                                                (Unaudited)
ASSETS
Commercial real estate properties, at cost:
  Land                                          $  36,172        $  19,399
  Building and improvements                       346,771          268,657
  Furniture, fixtures and equipment                 2,733            2,656
                                                _________        _________
                                                  385,676          290,712
   Less accumulated depreciation                  (80,297)         (74,725)
                                                _________        _________
                                                  305,379          215,987
Cash and cash equivalents                          10,308            6,984
Tenants receivables                                 1,983            1,476
Affiliate receivables                                 692              219
Deferred rent receivable                           10,042            8,737
Deferred acquisition costs, prepaid
  expenses and other assets                        13,954            1,839
Deferred leasing and loan costs                     8,183            7,486
Investment in real estate partnerships              5,145
                                                _________        _________
   Total Assets                                 $ 355,686        $ 242,728
                                                =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                          $ 109,033        $  98,126
Credit facility                                    40,000           40,000
Accrued expenses and other liabilities             10,644            6,667
Affiliate payables                                    145              257
Dividends and distributions payable                 8,228              ---
                                                _________        _________
   Total Liabilities                              168,050          145,050
                                                _________        _________

Minority interest in consolidated partnership       9,439            9,771
Minority Interest in operating partnership         34,453           26,148

STOCKHOLDERS' EQUITY:

Preferred Stock, $.01 par value, 25,000,000
  shares authorized, none issued or
  outstanding                                         ---              ---
Common Stock, $.01 par value, 100,000,000
  shares authorized, 10,439,200 and
  7,438,100 shares issued and outstanding,
  respectively                                        104               75
Additional paid in capital                        143,640           61,684
Retained Earnings                                     ---              ---
                                                _________        _________
   Total Stockholders' Equity                     143,744           61,759
                                                _________        _________
   Total Liabilities and Stockholders' Equity   $ 355,686        $ 242,728
                                                =========        =========

See Accompanying Notes to Financial Statements

                  RECKSON ASSOCIATES REALTY CORP.
              CONSOLIDATED STATEMENT OF OPERATIONS AND
                         THE RECKSON GROUP
                 COMBINED STATEMENT OF OPERATIONS
         (Dollars in thousands, except per share amounts)
                                            Reckson            Reckson
                                           Associates         Associates        Reckson Group
                                           Realty Corp.       Realty Corp.      for the period
                                           Three Months      for the period          from
                                              ended         from June 3,1995     April 1, 1995
                                          June 30, 1996     to June 30, 1995    to June 2, 1995
                                            _________          _________          _________
                                           (Unaudited)        (Unaudited)        (Unaudited)
REVENUES:
  Base rents                                $  19,572          $   4,273          $   6,560
  Tenants escalation and reimbursements         2,378                702              1,149
  Construction and management income              ---                ---              3,230
  Equity in earnings of real estate
    partnerships                                   71                ---                ---
  Equity in earnings of service companies         246                ---                ---
  Other                                           427                 50                365
                                            _________          _________          _________
Total Revenues                                 22,694              5,025             11,304
                                            _________          _________          _________

EXPENSES:
  Operating Expenses:
   Property operating expenses                  4,697              1,024              1,372
   Real Estate Taxes                            3,117                769              1,404
   Ground Rents                                   262                 79                119
   Construction costs and expenses                ---                ---              2,653
   Marketing, general and administrative        1,424                232                897
                                            _________          _________          _________
Total Operating Expenses                        9,500              2,104              6,445

Interest                                        2,615                716              3,172
Depreciation and amortization                   4,160                999              1,442
                                            _________          _________          _________
Total Expenses                                 16,275              3,819             11,059
                                            _________          _________          _________

Minority Partners' Interest in consolidated
  partnership (income) loss                      (237)                48                ---
Limited Partners' interest in the Operating
  partnership (income) loss                    (1,491)              (628)               ---
                                            _________          _________          _________
Income (Loss) before extraordinary item         4,691                626                245
Extraordinary item - loss on extinguishment
  of debt, net of limited partners' minority
  interest of $1,788                              ---             (4,235)               ---
                                            _________          _________          _________
Net income (loss)                           $   4,691          $  (3,609)          $     245
                                            =========          =========          =========
Net income (loss) per common share          $     .46
                                            =========
Weighted average common shares outstanding  10,174,605
                                            =========

See Accompanying Notes to Financial Statements

                  RECKSON ASSOCIATES REALTY CORP.
              CONSOLIDATED STATEMENT OF OPERATIONS AND
                         THE RECKSON GROUP
                 COMBINED STATEMENT OF OPERATIONS
         (Dollars in thousands, except per share amounts)
                                            Reckson             Reckson
                                           Associates          Associates      Reckson Group
                                           Realty Corp.       Realty Corp.     For The Period
                                           Six Months        For The Period         From
                                              Ended         From June 3, 1995  January 1, 1995
                                          June 30, 1996     To June 30, 1995   To June 2, 1995
                                            _________          _________          _________
                                           (Unaudited)        (Unaudited)        (Unaudited)
REVENUES:
  Base Rents                                $  35,716          $   4,273          $  16,413
  Tenants escalation and reimbursements         4,696                702              2,907
  Construction and management revenues            ---                ---              2,950
  Equity in earnings of real estate
    partnerships                                   71                ---                ---
  Equity in earnings of service companies         759                ---                ---
  Other                                           517                 50                548
                                            _________          _________          _________
Total Revenues                                 41,759              5,025             22,818
                                            _________          _________          _________
EXPENSES:
  Operating Expenses:
  Property operating expenses                   8,241              1,024              3,985
  Real estate taxes                             5,983                769              3,390
  Ground rents                                    519                 79                234
  Construction costs and expenses                 ---                ---              1,929
  Marketing, general and administrative         2,390                232              1,858
                                            _________          _________          _________
Total Operating Expenses                       17,133              2,104             11,396

Interest                                        5,511                716              7,622
Depreciation and amortization                   7,793                999              3,606
                                            _________          _________          _________
Total Expenses                                 30,437              3,819             22,624

Minority partners' interest in consolidated
  partnership (income) loss                      (472)                48                ---
Limited partners' interest in Operating
  partnership (income) loss                    (2,841)              (628)               ---
                                            _________          _________          _________
Income (loss) before extraordinary item         8,009                626                194

Extraordinary item - write off of costs on
  restatement of credit facility, net of
  Limited partner's share of $364 in 1996
  and loss on extinguishment of debts, net
  of limited partners' minority interest of
  $1,788 in 1995                                 (895)            (4,235)               ---
                                            _________          _________          _________
Net income (loss)                           $   7,114          $  (3,609)         $     194
                                            =========          =========          =========
Net income (loss) per common share          $     .80
                                            =========
Weighted average common shares outstanding  8,809,706
                                            =========

See Accompanying Notes to Financial Statements

                  RECKSON ASSOCIATES REALTY CORP.
             CONSOLIDATED STATEMENT OF CASH FLOWS AND
                         RECKSON GROUP
                 COMBINED STATEMENT OF CASH FLOWS
                   (Unaudited and in thousands)
                                            Reckson             Reckson
                                           Associates          Associates       Reckson Group
                                           Realty Corp.        Realty Corp.     For The Period
                                            Six Months        For The Period        From
                                              Ended          From June 3, 1995  January 1, 1995
                                          June 30, 1996      To June 30, 1995   To June 2, 1995
                                            _________           _________          _________
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                           $   7,114           $  (3,609)          $    194
Adjustments to reconcile net income loss to
  net cash provided by operating activities
  Depreciation and amortization                 7,793                 999              3,606
  (Gain) loss on sale of properties               ---                 ---                (35)
  (Gain) loss on sales of securities              ---                 ---                (99)
  (Gain) loss on extinguishment of debts          ---               4,235                ---
  Write off of costs on restatement of credit
  facility                                        895                 ---                ---
  Minority partners' interest in consolidated
  partnership                                     472                 (48)               ---
  Limited Partners' interest in Operating
  Partnership                                   2,843                 628                ---
  Equity in earnings of service companies        (759)                ---                ---
  Equity in earnings of real estate
  partnerships                                    (71)                ---                ---
  Dividend from service companies                 100                 ---                ---
  Share of net (income) from investments in
  partnerships                                    ---                 ---               (303)
Changes in operating assets and liabilities:
  Tenant receivables                             (507)               (750)               308
  Prepaid expenses and other assets            (3,283)             (3,094)               417
  Deferred rents receivable                    (1,306)               (129)                (6)
  Accrued expenses and other liabilities          425               2,755             (2,499)
  Deferred ground rents payable                   113                 ---                 36
                                            _________           _________           _________
Net cash provided by operating activities      13,829                 987               1,619
                                            _________           _________           _________

CASH FLOW FROM INVESTING ACTIVITIES
  Cash from contributed net assets                ---               1,168                 ---
  Increase in deferred acquisition costs
  and other                                    (4,667)                ---                 ---
  Purchase of commercial real estate
  property                                    (67,611)             (7,317)                ---
  Repayment of notes payable - affiliates         ---              (6,000)                ---
  Investment in real estate partnerships       (5,074)                ---                 ---
  Cash paid in exchange for partnership
  net assets                                      ---              (7,831)                ---
  Investment in service companies              (3,170)                ---                 ---
  Additions to land, buildings and
  improvements                                 (6,870)               (886)               (814)
  Purchase of furniture, fixtures and
  equipment                                      (106)                ---                 (13)
  Distribution from partnership investments       ---                 ---                 115
  Contributions to partnership investments        ---                 ---                (244)
  Payment of leasing costs                     (2,767)                (62)               (125)
  Advance to equity investee                     (470)                ---                 ---
  Proceeds from sales of properties               ---                 ---                  35
  Proceeds from sales of securities               ---                 ---                 336
                                            _________           _________           _________
  Net cash used in investing activities       (90,735)            (20,928)               (710)
                                            _________           _________           _________
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                      1,675              10,000              14,004
  Principal payments on borrowings                (42)           (124,017)            (13,088)
  Prepayment penalties paid                       ---              (6,356)                ---
  Payment of loan costs                          (301)             (1,964)               (268)
  Advances from (to) affiliates                  (169)              1,734              (1,460)
  Proceeds from credit facility                36,000              15,000                 ---
  Repayments of credit facility               (36,000)                ---                 ---
  Proceeds from issuance of common stock
  net of issuance costs                        85,546             163,207                 ---
  Distribution to minority interest in
  consolidated partnership                       (805)                ---                 ---
  Distribution to minority interest in
  operating partnership                        (1,840)                ---                 ---
  Payments of dividends and distributions      (4,300)                ---                 ---
  Increase in security deposit facility           466                 ---                 ---
  Distribution to predecessor owners              ---                (500)             (4,280)
                                            _________            _________          ---------
Net cash provided by (used in) financing
activities                                     80,230               57,104             (5,092)
                                            _________            _________          ---------
Net increase (decrease) in cash and
cash equivalents                                3,324               37,163             (4,183)
Cash and cash equivalents at beginning of
period                                          6,984                  ---              7,041
                                            _________            _________          _________
Cash and cash equivalents at end of period  $  10,308            $  37,163          $   2,858
                                            =========            =========          =========

See Accompanying Notes to Financial Statements

                  RECKSON ASSOCIATES REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1996
                            (Unaudited)

1.  ORGANIZATION AND FORMATION OF THE COMPANY

    Reckson Associates Realty Corp. ("the Company") was incorporated in Maryland in September 1994 and is the successor to the operations of the Reckson Group. On June 2, 1995 the Company completed an initial public offering of 6,120,000 shares of common stock ("the IPO"). The IPO price was $24.25 per common share resulting in gross offering proceeds of approximately $148,410,000. The Company also issued 400,000 shares in a concurrent offering to the Rechler resulting in $9,700,000 in additional proceeds. Subsequent to the aforementioned issuances, the underwriters exercised their over allotment option on June 28, 1995 and, accordingly, the Company issued an additional 918,000 shares of common stock and received gross proceeds of $22,261,500.
The aggregate proceeds to the Company, net of underwriting discount and advisory fee and other offering expenses, were approximately $162,000,000.

    The following transactions occurred simultaneously with the completion of the IPO:

    The Company consummated various purchase agreements to acquire certain properties and interests in partnerships which own properties from certain non-continuing investors. Pursuant to such agreements the Company paid approximately $6,952,000 in cash to certain holders of the interests.

    The Company became the sole general partner of Reckson Operating
    Partnership L.P. (the "Operating Partnership") by contributing substantially all of the net proceeds of the IPO, in exchange for an approximately 73% interest in the Operating Partnership. All properties acquired by the Company are held by or through the Operating Partnership.

    The Operating Partnership executed various option and purchase agreements whereby it issued 2,758,960 units in the Operating Partnership ("OP Units") to certain continuing investors and assumed approximately $163,438,000
    (net of Omni mortgages) of indebtedness in exchange for interests in certain property partnerships, fee simple and leasehold interests in properties and development land, certain business assets of the executive center entities and 100% of the non-voting preferred stock of the management and construction companies. In addition, the Operating Partnership paid approximately $2,623,000 for costs associated with the transfer of the properties and other interests.

    The Operating Partnership contributed $17,500,000 to Omni Partners, L.P. ("Omni"). Omni used $10,000,000 of the cash contribution to repay mortgage indebtedness encumbering Omni's property and $1,000,000 of cash contribution to repay a loan from its existing partners. In addition, the remaining $27,214,000 balance of the first mortgage was refinanced. In July 1995, the Omni paid $6,500,000 to the minority partners in Omni to redeem a portion of their limited partnership interest therein. In addition, the Operating Partnership paid approximately $805,000 of financing costs, on behalf of Omni, in connection with the refinancing of Omni's debt. As a result of these transactions the Operating Partnership has a 60% managing general partner interest in Omni. In addition, the Operating Partnership will receive a priority interest in the Omni's annual cash flow equal to 12% of $11.0 million of the Operating Partnership's aggregate capital contributions.

    The Operating Partnership used a portion of the IPO proceeds and the proceeds of certain new mortgage borrowings to repay approximately $114,016,000 of indebtedness (excluding the Omni indebtedness and including $1,500,000 of a line of credit). In conjunction with such repayment, the Operating Partnership incurred an extraordinary loss of $6,022,000 (before minority interest) consisting of approximately $6,356,000 in prepayment costs and other fees, $1,742,000 of unamortized deferred financing fees written off and a gain on partial forgiveness of a mortgage obligation of approximately $2,075,000. In addition, the Operating Partnership used $5,000,000 of the IPO proceeds to repay notes to a Reckson Group partnership.

    The Operating Partnership borrowed $15,000,000 under a credit facility to repay certain mortgage indebtedness and to fund an acquisition of a commercial real estate investment.

As of June 30, 1996, the Company owned and operated 25 office properties comprising 3.5 million square feet, 71 industrial properties comprising 4.1 million square feet and 2 retail properties comprising 20,000 square feet, located in the New York "Tri-State" area. In addition, the Company owned or had contracted to own approximately 100 acres of land in six separate parcels for development.

2.  BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership at June 30, 1996 and the results of their operations for the three and six months ended June 30, 1996 and their cash flows for the six months ended June 30, 1996. Subsequent to the IPO, the operating results of the service businesses currently conducted by Reckson Management Group, Inc., Reckson Construction Group, Inc. and Reckson Executive Centers L.L.C. are reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

    The combined financial statements of the Reckson Group reflect a combination of real estate properties that are organized as partnerships and a S corporation and affiliated corporate real estate management and construction companies (the "Subsidiary Corporations") which were under common control of Reckson Associates and affiliated entities. The Reckson Group uses the equity method of accounting for investments in less than 50% owned entities and majority owned entities where control is temporary. The Reckson Group is considered the predecessor entity to Reckson Associates Realty Corp. due to common ownership and management; therefore, its combined financial statements are presented for comparative purposes.

    The accompanying interim financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature which are necessary to fairly state the interim financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for year ending December 31, 1996. These financial statements should be read in conjunction with the Company's and Reckson Group's audited financial statements and the notes thereto included in the Company's Form 10K for the year ended December 31, 1995.

    The Company intends to qualify as a real estate investment trust ("REIT") under Section 856 through 869 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company will not generally be subject to corporate Federal income taxes as long as it satisfies certain technical requirements of the Code relating to composition of its income and assets and requirements relating to distributions of taxable income to shareholders.

3.  MORTGAGE NOTES PAYABLE

    As of June 30, 1996, the Company had $106.4 million of fixed rate mortgage loans which mature at various times between 2000 and 2004. The loans are secured by eleven properties and have a weighted average interest of 7.38%. In addition, the Company has $2.6 million of floating rate loans at rates equal to 150 basis points over one-month LIBOR.

4.  CREDIT FACILITY

    On June 2, 1995, the Company obtained a credit facility (the "Credit Facility") from a financial institution in the amount of $150 million which is collateralized by a $45 million first mortgage. The Company pays a financing fee equal to 1.5% on each draw. The loan agreement also provides for unused commitment fees over the term of the facility. The Credit Facility has a two-year term which the Company has the option to extend one year subject to an extension fee of 1.0% of the principal indebtedness outstanding on the extension date. Maximum advance availability is determined under a borrowing base formula. At June 30, 1996, the maximum advance availability was $100 million. The maximum advance availability can be increased by adding income producing properties to the borrowing base. The balance outstanding on the Credit Facility at June 30, 1996 was $40 million. On February 22, 1996, the Operating Partnership amended and restated the Credit Facility, pursuant to which the interest rate was reduced to 175 basis points over one-month LIBOR and the minimum debt service coverage ratio was reduced to 1.6.

5.  COMMERCIAL REAL ESTATE INVESTMENTS

    On November 24, 1995, the Company entered into an agreement to purchase eight office properties, including one joint venture property, located in Westchester County, New York, encompassing approximately 935,000 square feet (the "Westchester Properties"). On February 22, 1996, the Company acquired six of the Westchester Properties as well as certain related management and construction assets for an aggregate maximum purchase price of approximately $49 million. The Company financed the acquisition through the assumption of a $9.3 million mortgage note, a draw on the Credit Facility (see note 4) and issuance of OP Units. In addition, up to $1.7 million of the maximum purchase price will be paid to the selling entities within 60 days after the first anniversary of the closing date, provided the Westchester Properties generate minimum net operating income during the 12 month period following the closing date.

    On April 9, 1996, the Company acquired the two remaining Westchester Properties (including the joint venture property) for an aggregate purchase price of approximately $32 million. The Company financed the acquisition with proceeds from an equity offering (see note 6) and issuance of OP Units.

    On April 10, 1996, the Company acquired a five-story office building located in Tarrytown, New York containing approximately 122,000 square feet for approximately $4.8 million. The acquisition was financed through a draw on the Credit Facility.

    On May 24, 1996, the Company invested approximately $2.25 million to acquire a 50% joint venture interest in an entity which acquired a 365,000 square foot sixteen-story office building located in White Plains, New York. The building is 100% vacant and is scheduled for redevelopment. The acquisition was financed with proceeds from the 1996 Offering (see note 6).

    On June 17, 1996, the Company acquired a single-story industrial building located in Hauppauge, New York, containing approximately 30,500 square feet for approximately $875,000. The acquisition was financed with proceeds for the 1996 Offering.

    On June 21, 1996, the Company acquired a single-story industrial building located in Hicksville, New York, containing approximately 167,500 square feet for $4.5 million. The acquisition was financed with proceeds for the 1996 Offering.

    On June 10, 1996, the Company exercised its option to acquire 60 Charles Lindbergh Boulevard in Uniondale, New York. The 187,000 square foot, Class A office building was acquired for approximately $20.75 million. The acquisition was financed through a draw from the Credit Facility and issuance of Operating Partnership units.

    On July 12, 1996, the Company acquired a single-story industrial building located in Farmingdale, New York, containing approximately 297,000 square feet for approximately $8.5 million. The acquisition was financed through a draw on the Credit Facility.

6.  STOCKHOLDERS' EQUITY

    On February 22, 1996, the Operating Partnership issued 307,606 OP Units in connection with the acquisition of six of the Westchester Properties. On April 9, 1996, the Company issued an additional 31,161 OP Units in connection with the acquisition of the two remaining Westchester Properties.

    On April 9, 1996, the Company completed a public stock offering (the "1996 Offering") and sold 3,000,000 common shares at a price of $30.50 per share. Proceeds from the 1996 Offering, net of underwriting discount and costs of the offering were approximately $85.5 million.

    Net income per share was calculated using the weighted average number of shares outstanding of 10,174,605 for three months ended June 30, 1996 and 8,809,706 for the six months ended June 30, 1996.

    On May 22, 1996, the Board of Directors declared a dividend of $.60 per share of common stock payable on July 5, 1996, to shareholders of record as of June 30, 1996. The dividend declared, which related to the three months ended June 30, 1996 is based upon an annual distribution of $2.40 per share.

    On July 10, 1996, the Operating Partnership issued 114,722 OP Units in connection with the acquisition of 60 Charles Lindbergh Boulevard.

7.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                           Reckson          Reckson
                          Associates       Associates         Reckson Group
                          Realty Corp.     Realty Corp.       For the Period
                          Six Months      For the Period          From
                             Ended       From June 3, 1995    January 1, 1995
                         June 30, 1996   To June 30, 1995     To June 2, 1995
                           _________          _________          _________
Cash paid during the
  period for interest      $   5,990          $     308          $   8,600

    On February 22, 1996, the Company purchased six of the Westchester properties which included the following non-cash transactions (in thousands):

            Issuance of 307,606 units         $   8,647
            Assumption of existing
              mortgage indebtedness               9,326
                                              _________
            Total non-cash investment         $  17,973
                                              _________

    On April 9, 1996, the Company purchased 660 White Plains Road in Westchester which included the issuance of 31,161 units for a total non-cash investment of $880,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements of Reckson Associates Realty Corp. (the "Company") and the Combined Financial Statements of the Reckson Group and related notes thereto.

OVERVIEW AND BACKGROUND

   The Reckson Group (the predecessor to the Company) was engaged in the ownership, management, operation, leasing and development of commercial real estate properties, principally office and industrial buildings, and certain development land located primarily on Long Island. On June 2, 1995, following completion of an initial public offering and related formation transactions, the Company owned or had an interest in 72 properties and succeeded to the Reckson Group's real estate business. The Company owns all of the interests in the properties through Reckson Operating Partnership, L.P. (the "Operating Partnership").

   At June 30, 1996, the Company's portfolio of real estate properties included 25 office buildings containing approximately 3.5 million square feet, 71 industrial buildings containing approximately 4.1 million square feet and 2 retail properties containing 20,000 square feet.

   On April 9, 1996, the Company completed a public stock offering (the "1996 Offering") and sold 3,000,000 common shares at a price of $30.50 per share. Proceeds from the offering net of underwriting discount and costs of the offering were approximately $85.5 million.

   On November 24, 1995, the Company entered into an agreement to purchase eight office properties including one joint venture property, located in Westchester County, New York, encompassing approximately 935,000 square feet of office space (the "Westchester Properties") together with related management and construction from affiliates of Halpern Enterprises, Inc.. On February 22, 1996, the Company acquired six of the Westchester Properties and related management and construction assets for an aggregate purchase price of approximately $49 million (see note 5 to the Financial Statements). The
Company financed the acquisition through the assumption of a $9.4 million mortgage note, a bridge loan funded by a draw on The Credit Facility (the "Bridge Loan") and issuance of OP Units. On April 9, 1996, the Company acquired the two remaining Westchester Properties (including the joint venture property), for an aggregate purchase price of approximately $32 million. The Company financed the purchase with proceeds from the 1996 Offering and issuance of OP Units.

   The market capitalization of the Company, based on the market value (at a stock price $33.00 at June 30, 1996) of 10,,439,200 issued and outstanding shares of Company common stock and 3,245,892 OP Units (assuming conversion to common stock) and the $144.4 million (including share of joint venture and net of minority partners' 40% interest in Omni's debt) of debt outstanding at June 30, 1996 was $596.0 million. As a result, the Company's total debt to total market capitalization ratio at June 30, 1996 equaled 24%.

RESULTS OF OPERATIONS

   The Company believes that in order to provide a meaningful historical analysis of the financial statements, certain adjustments must be made to the historical Reckson Group combined financial statements to make each accounting period comparable. Accordingly, the revenues and expenses for the periods indicated below include the operations of those properties which were sold or transferred to the Company in connection with the formation transactions. In addition, 100% of the operations of Omni are presented in each period. The following sections discuss the results of operations as adjusted and are in thousands.

Three months ended June 30, 1996 vs. the three months ended June 30, 1995.

                                            Three Months Ended June 30,
                                                   (as adjusted)
                                              1996               1995
                                           _________          _________
Base rental revenue                        $  19,572          $  12,209
Escalations                                    2,378              2,070
Service company income                           246                523
Equity in real estate partnerships                71                ---
Other                                            427                 50
                                           _________          _________
Total Operating Revenues                      22,694             14,852
                                           _________          _________

Operating Expenses                             4,697              2,729
Real estate taxes                              3,117              2,320
Ground rents                                     262                269
Interest                                       2,615              4,200
Depreciation and amortization                  4,160              2,779
Marketing General and Administration           1,424              1,056
                                           _________           ________
Total expenses                                16,275             13,353
                                           _________           ________
Income (Loss)                              $   6,419           $  1,499
                                           =========           ========

    Income of $6,419 for the three months ended June 30, 1996 increased by $4,920 as compared to income of $1,499 for the 1995 period. The increase in base rental revenue of $7,363 and $308 for escalations is primarily attributable to additional square footage leased, particularly at the Omni and the acquisition of properties during the period June 3, 1995 to June 30, 1996.

   Operating expenses and real estate taxes increased by $2,765 for the three months ended June 30, 1996 as compared to the 1995 period. The increase in operating expenses and real estate taxes during the 1996 period are primarily attributable to operating an increased number of properties. Interest expense decreased $1,585, for the three months ended June 30, 1996, compared to the prior period, principally due to the repayment and refinancing of debt in connection with the formation transactions. Marketing, general and administrative expenses increased by $368 primarily as a result of overall growth of the Company including payroll and related costs, the opening of the Westchester division and costs of operating as a public company.

Six months ended June 30, 1996 compared to six months ended June 30, 1995:

                                            Six Months Ended June 30,
                                                  (as adjusted)
                                              1996            1995
                                           _________        _________
Base rental revenue                        $  35,716        $  23,953
Escalations and tenant reimbursements          4,696            4,119
Service company income                           759            1,021
Equity in real estate joint ventures              71              ---
Other                                            517               50
                                           _________        _________
Total Operating Revenues                      41,759           29,143
                                           _________        _________
Operating expenses                             8,241            5,942
Real estate taxes                              5,983            4,627
Ground rents                                     519              490
Interest                                       5,511            9,139
Depreciation and amortization                  7,793            5,454
Marketing, general and administration          2,390            2,098
                                           _________        _________
Total Expenses                                30,437           27,750
                                           _________        _________
Income (Loss)                              $  11,322        $   1,393
                                           =========        =========

     Income of $11,322, for the six months ended June 30, 1996 increased by $9,929 as compared to income of $1,393 for the six months ended June 30, 1995. The increase in base rental revenue of $11,763 is primarily attributable to additional square footage leased particularly at the OMNI and the acquisition of properties during the period from June 3, 1995 to June 30, 1996.

    Operating expenses and real estate taxes increased by an aggregate amount of $3,655 for the six months ended June 30, 1996 as compared to the 1995 period. The increase in operating expenses during the 1996 period is primarily attributable to operating an increased number of properties during the 1996 period and the impact of severe winter weather during early 1996 as compared to the 1995 period.

    Interest expense decreased by $3,628, for the six months ended June 30, 1996 compared to the prior year, principally due to the repayment and refinancing of debt in connection with the formation transactions in June 1995. Marketing, general and administration expenses increased by $292 primarily as a result of the opening of the Westchester division and costs of operating as a public company.

    In February 1996, the Company amended and restated The Credit Facility loan agreement. As a result, certain deferred loan costs incurred in connection with the original credit facility were written off. Such amount is reflected as an extraordinary loss in the accompanying consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

   In June 1995, the Company completed an initial public offering of 7,438,000 shares of its common stock at $24.25 per share (including an over-allotment option of 918,000 shares). Net proceeds to the Company, after underwriting discounts and other offering costs were approximately $162 million. In conjunction with the formation transactions certain investors contributing interests in properties and or property partnerships received OP Units. A Unit and a share of the Company's common stock have essentially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership. Holders of OP Units will have the opportunity beginning on the second anniversary of the consummation of the IPO to have their OP Units redeemed for cash equal to the fair market value thereof at the time of redemption or at the election of the Company for shares of common stock on a one for one basis. Each time an OP Unit is redeemed, the Company's percentage interest in the Operating Partnership will be proportionately increased.

   The Company used the proceeds of the IPO and an initial draw of $15 million on its $150 million credit facility with Salomon Brothers, Inc. (the "Credit Facility") (i) to repay certain mortgage indebtedness on properties in the amount of $121.1 million (including repayment of $10 million of Omni's debt, prepayment costs and other related expenses); (ii) to pay approximately $6 million of notes payable to partners of certain of the property partnerships;
(iii) to pay approximately $1.2 million of financing fees related to the Credit Facility; (iv) to pay approximately $16 million to purchase interests in property partnerships and or properties from the non-continuing investors;
(v) to acquire certain other real estate properties from third parties (the "Acquisition Properties") for approximately $25.9 million; and (vi) to establish working capital reserves.

   In connection with the purchase of one of the Acquisition Properties the Company issued 131,670 OP Units as partial consideration in the transaction.

   On April 9, 1996, the Company completed the 1996 Offering. Net proceeds to the Company (after underwriting discount of $5.0 million and approximately $750,000 of offering costs) were approximately $85.5 million. Net proceeds were effectively used primarily to purchase the Westchester Properties including the related construction and management assets and certain other commercial real estate properties.

   The Credit Facility has a two-year term, with a one-year extension and requires monthly payments of interest only, with the balance of all principal and accrued but unpaid interest due on June 2, 1997. The loan agreement provides for a financing fee equal to 1.5% of each draw. The loan agreement also provides for unused commitment fees, over the term of the facility. The Credit Facility is effectively collateralized by a $45 million first mortgage. As further security, the Company (through the Operating Partnership and a subsidiary) guarantee all borrowings under the Credit Facility.

   In February 1996, the Operating Partnership amended and restated the Credit Facility agreement, pursuant to which the interest rate was reduced to 175 basis points over one-month LIBOR (at June 30, 1996, the one month LIBOR equaled 5.50%) and the minimum debt service coverage ratio was reduced to 1.6. In addition, the Operating Partnership was given the right to convert outstanding borrowings at maturity to a five-year term loan at a fixed rate equal to the then prevailing interest rate on five-year U.S. Treasury instruments plus a spread, provided certain specified conditions are satisfied and no event of default exists. The Credit Facility contains a number of customary financial covenants.

    The Company's indebtedness at June 30, 1996 totaled $144.4 million (including share of joint venture debt and net of the minority partners' 40% interest in Omni's debt) and was comprised of $40 million outstanding under the Credit Facility and $104.4 million of mortgage indebtedness with an average interest rate of approximately 7.38%. Based on the Company's total market capitalization of $596.0 million at June 30, 1996, (calculated at a $33 stock price and assuming the conversion of 3,2454,892 OP Units outstanding on such date) the Company's debt represented 24% of its total market capitalization.

   The Company expects to meet its short term liquidity requirements primarily through cash flow from operating activities, which the Company believes will be sufficient to fund non-incremental revenue generating capital expenditures and payment of dividends. In addition to its operating cash flow, the Credit Facility provides for working capital advances. The Company intends to finance its on-going construction and acquisition activities through borrowings under the Credit Facility. At June 30, 1996, the Company had maximum capacity under its $150 million credit facility of approximately $110 million subject to the sufficiency of the borrowings base, as defined in the loan agreement (see note 4 to the Financial Statements). The Company expects to meet its long-term liquidity requirements, consisting primarily of debt maturities, through the refinancing of existing mortgage indebtedness or through the issuance of additional equity and/or debt securities.

   In order to qualify as a REIT for federal income tax purposes, the Company is required to make distributions to its stockholders of at least 95% of REIT taxable income. The Company expects to use its cash flow from operating activities for distributions to stockholders and for payment of recurring, non-incremental revenue-generating expenditures. The Company intends to invest amounts accumulated for distribution in short-term investments.

SUPPLEMENTAL INFORMATION ON CAPITAL EXPENDITURES AND TENANT IMPROVEMENT AND LEASING COSTS

    The following table summarizes the expenditures incurred for capital expenditures, tenant improvements and leasing commissions for the Company's office and industrial properties for the six month period ended June 30, 1996 and the historical average of such capital expenditures, tenant improvements and leasing commissions for the years 1993 through 1995.

Non-Incremental Revenue Generating Capital Expenditures

                                                           1993-95   Jan-June
                               1993      1994      1995    average     1996
                             ________  ________  ________  ________  ________
Office Properties:
 Reporting Period            $227,996  $158,340  $364,545  $250,294  $198,566
 Per Square Foot                  .15       .10       .19       .15       .07

Industrial Properties:
 Reporting Period            $276,052  $524,369  $290,457  $363,626  $421,120
 Per Square Foot                  .09       .18       .08       .12       .12

Non-Incremental Revenue - Generating Tenant Improvement and Leasing Commissions

                                                           1993-95   Jan-June
                               1993      1994      1995    average     1996
                             ________  ________  ________  ________  ________
Office Properties:
 Tenant Improvement Costs    $406,602  $902,312  $452,057  $586,990  $506,723
  Per Square Foot Improved       1.93      5.13      4.44      3.83      4.16(1)

 Leasing Commissions         $670,736  $341,253  $144,925  $385,638  $224,597
  Per Square Foot Leased         3.18      1.94      1.42      2.18      1.84
                             ________  ________  ________  ________  ________
Total Per Square Foot        $   5.11  $   7.07  $   5.86  $   6.01  $   6.00
                             ========  ========  ========  ========  ========
Industrial Properties:
 Tenant Improvement Costs    $186,761  $585,981  $210,496  $327,746  $116,901
  Per Square Foot Improved        .33       .88       .90       .70       .69

 Leasing Commissions         $278,905  $176,040  $107,351  $187,432  $ 70,511
  Per Square Foot Improved        .49       .27       .46       .41       .42
                             ________  ________  ________  ________  ________
Total Per Square Foot        $   0.82  $   1.15  $   1.36  $   1.11  $   1.11
                             ========  ========  ========  ========  ========

(1) Excludes $127,000 of tenant improvements incurred in connection with leasing 5,462 square feet of space. Such costs were reimbursed by the tenant who vacated the space prior to their lease expiration date.

LEASE EXPIRATIONS

    The following table sets forth scheduled lease expirations for executed leases as of June 30, 1996.

Office Properties (excluding Omni and the Westchester Properties):

                                Total Rentable    % of Total     Average Annual
  Year of Lease        Number     Square Feet   Rentable Square  Rental Rate (1)
    Expiration        of Leases     Expiring     Feet Expiring   for Expirations
__________________     ______      _________       ________         _______
Remainder of 1996           9         57,581            4.0%        $ 24.19
1997                       19        148,637           10.4%        $ 24.22
1998                       30        211,090           14.7%        $ 24.44
1999                       29        133,178            9.2%        $ 21.02
2000                       24        153,837           10.8%        $ 23.04
2001                       28        147,421           10.3%        $ 24.81
2002 and thereafter        51        580,456           40.5%            ---
                       ______      _________       ________
Totals                    190      1,432,200          100.0%

Office Properties - Omni:

                                Total Rentable   % of Total     Average Annual
  Year of Lease        Number     Square Feet  Rentable Square  Rental Rate (1)
    Expiration        of Leases     Expiring    Feet Expiring   for Expirations
__________________     ______      _________      _________         _______
Remainder of 1996         ---            ---            ---             ---
1997                        2         27,729            5.1%        $ 35.33
1998                      ---            ---            ---             ---
1999                      ---            ---            ---             ---
2000                        5         66,131           12.3%        $ 33.27
2001                        5         59,755           11.1%        $ 22.99
2002 and thereafter        16        384,813           71.5%            ---
                       ______      _________      _________
Totals                     28        538,428          100.0%
                       ======      =========      =========

Industrial Properties:

                               Total Rentable    % of Total     Average Annual
  Year of Lease        Number    Square Feet   Rentable Square  Rental Rate (1)
    Expiration        of Leases    Expiring     Feet Expiring   for Expirations
__________________     ______      ________       _________        ________
Remainder of 1996           3        26,500             0.8%       $   4.40
1997                       26       209,435             6.2%       $   4.53
1998                       30       653,522            19.4%       $   5.01
1999                       25       485,980            14.4%       $   5.84
2000                       15       297,169             8.8%       $   4.88
2001                       19       491,017            14.6%       $   4.96
2002 and thereafter        27     1,201,886            35.7%            ---
                       ______      ________       _________
Totals                    145     3,365,509           100.0%
                       ======      ========       =========

Research and Development:

                                Total Rentable   % of Total     Average Annual
  Year of Lease        Number    Square Feet   Rentable Square  Rental Rate (1)
    Expiration        of Leases    Expiring     Feet Expiring   for Expirations
__________________     ______      ________       _________        ________
Remainder of 1996           1         1,400             0.4%       $  20.61 (2)
1997                        4        82,860            23.7%       $   8.56
1998                        4       148,230            42.4%       $  12.09
1999                        3        19,488             5.6%       $  10.71
2000                        2        57,621            16.5%       $   5.78
2001                        2         9,929             2.8%       $  17.60 (3)
2002 and thereafter         2        30,401             8.7%            ---
                       ______      ________       _________
Totals                     18       349,929           100.0%
                       ======      ========       =========

Westchester Properties:

                                Total Rentable   % of Total     Average Annual
  Year of Lease        Number    Square Feet   Rentable Square  Rental Rate (1)
    Expiration        of Leases    Expiring     Feet Expiring   for Expirations
__________________     ______      ________       _________        ________
Remainder of 1996          18        44,519             4.9%       $  19.81
1997                       28       113,462            12.5%       $  20.68
1998                       27       143,667            15.9%       $  19.49
1999                       17        43,257             4.8%       $  18.98
2000                       16       138,597            15.3%       $  20.75
2001                       18        66,770             7.4%       $  20.20
2002 and thereafter        30       354,812            39.2%            ---
                       ______      ________        ________
Totals                    154       905,084           100.0%
                       ======      ========        ========

(1) Per square foot rental rate represents annualized base rent as of lease expiration date plus non-recoverable operating expense pass-through.
(2)  Square feet subject to expiring leases is utilized as a law office.
(3)  Square feet subject to expiring leases include a retail bank space.

INFLATION

    The office leases generally provided for fixed base rent increases or indexed escalations. In addition, the office leases provide for separate escalations of real estate taxes and electric costs over a base amount. The industrial leases generally provide for fixed base rent increases, direct pass through of certain operating expenses and separate real estate tax escalations over a base amount. The Company believes that inflationary increases in expenses will be offset by contractual rent increases described above. The Credit Facility bears interest at a variable rate, which will be influenced by changes in short-term interest rates, and is sensitive to inflation.

FUNDS FROM OPERATIONS

    Management believes that funds from operations ("FFO") is an appropriate measure of performance of an equity REIT. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income or loss, excluding gains or losses from debt restructuring and sales of properties plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principals and is not indicative of cash available to fund cash needs. Funds from Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

    In March 1995, NAREIT issued a "White Paper" analysis to address certain interpretive issues under its definition of FFO. The White Paper provides that amortization of deferred financing costs and depreciation of non-rental estate assets are no longer to be added back to net income to arrive at FFO.

    The Company has adopted the new method, however, the following table presents the Company's FFO under both methods of calculation:

                                              New Method       Old Method
                                             Three Months     Three Months
                                             June 30, 1996    June 30, 1995
                                               _________       __________
Net Income                                     $   4,691       $   (1,343)

Add back:
Depreciation and Amortization                      4,148            3,378
Amortization of deferred financing cost
 and depreciation of non-rental real estate
 assets                                              ---              ---
Minority interest in consolidated partnership        237              104
Minority interest of unit holders                  1,491             (321)
Extraordinary loss                                   ---            6,023
                                               _________        _________
                                                   5,876            9,184
Subtract:
Amount distributable to Minority Partners in
 consolidated partnership                            430              273
                                               _________        _________
Funds From Operations                             10,137            7,568
                                               _________        _________
Subtract:
Amortization of deferred financing costs
 and depreciation of non-rental real estate
 assets                                              ---              ---
Straight line rents                                  782              307
Non-Incremental Capitalized tenant
 improvements and leasing commissions                655              124
Capitalized improvements                             419              137
                                               _________        _________
Cash available for distribution                $   8,281        $   7,000
                                               =========        =========
Weighted average shares/units                   13,417.8           10,345
                                               =========        =========
FFO per weighted average share/unit            $     .76        $     .73
                                               =========        =========
CAD per weighted average share/unit            $     .62        $     .68
                                               =========        =========
Dividends per share/unit                       $     .60        $     .58
                                               =========        =========
FFO payout ratio                                   79.4%            79.3%
                                               =========        =========
CAD payout ratio                                   97.2%            85.7%
                                               =========        =========

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings - None
Item 2.  Changes in Securities - None
Item 3.  Defaults Upon Senior Securities - None
Item 4.  Submission of Matters to a Vote of Securities Holders - None
Item 5.  Other information - None
Item 6.  Exhibits and Reports on Form 8-K
         a)  None


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RECKSON ASSOCIATES REALTY CORP.
                            Registrant

August 7, 1996                 Scott H. Rechler
Date Scott H. Rechler, Executive Vice President and Chief Operating Officer


August 7, 1996                 Michael Maturo
Date Michael Maturo, Executive Vice President and Chief Financial Officer