Form 10-Q/A
period 1996-06-30
RECKSON ASSOCIATES REALTY CORP
filed 1996-08-15
CIK 930548

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-Q/A


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

Item 5.  Other information

     Reckson Associates Realty Corp. (the "Company") held its annual meeting of stockholders on May 22, 1996. The stockholders voted to elect Scott H. Rechler, Herve A. Kevenides and Conrad D. Stephanson to serve as Class I Directors of the Company until 1999. 5,879,611 votes were cast, and 13,898 votes were withheld from, the election of each of Messrs. Rechler, Kevenides and Stephanson.

     The stockholders of the Company also voted to ratify the Board of Director's election of Ernst & Young LLP as the Company's independant auditors for the fiscal year ending December 31, 1996. 5,875,506 votes were cast in favor of this proposal, 6,223 were cast against it and 11,780 abstained.