Form 10-Q/A
period 1996-06-30
RECKSON ASSOCIATES REALTY CORP
filed 1996-10-08
CIK 930548

_________________________________________________________________

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-Q/A


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                       Commission file number: 1-13762



                       RECKSON ASSOCIATES REALTY CORP.
            (Exact name of registrant as specified in its charter)


Maryland                                                           11-3233650
--------                                                           ----------
(State other jurisdiction of incorporation of organization)
                                        (IRS. Employer Identification Number)


225 Broadhollow Road, Melville, NY                                      11747
----------------------------------                                      -----
(Address of principal executive office)                            (zip code)


                                (516) 694-6900
             (Registrant's telephone number including area code)


                          __________________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports) Yes X
                                                                    ---
No___, and (2) has been subject to such filing requirements for the past 90
days.  Yes  X   No___
              ---


                          __________________________


     The company has only one class of common stock, issued at $.01 par value per share with 10,439,200 shares outstanding as of July 1, 1996
               ----------

Item 5.

     This Form 10-Q/A is being filed in order to include Exhibit 27 - Financial Data Schedule.



SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         RECKSON ASSOCIATES REALTY CORP.




                         By: \s\ Scott H. Rechler
                             ---------------------------------
                             Scott H. Rechler, Executive Vice President
                             and Chief Operating Officer




                         By: \s\ Michael Maturo
                             --------------------------
                             J. Michael Maturo, Executive Vice President
                             and Chief Operating Officer








Date:  October 7, 1996


                                EXHIBIT INDEX



EXHIBIT NUMBER                DESCRIPTION
--------------                -----------


        27               -Financial Data Schedule

                                                          Exhibit 27


ARTICLE                                                         5
CIK                                                        0000930548
NAME                                             Reckson Associates Realty Corp.
MULTIPLIER                                                    1,000
PERIOD-TYPE                                                   6-MOS
FISCAL-YEAR-END                                            DEC-31-1996
PERIOD-END                                                 JUN-30-1996
CASH                                                         10,308
SECURITIES                                                      0
RECEIVABLES                                                  12,717
ALLOWANCES                                                      0
INVENTORY                                                       0
CURRENT-ASSETS                                               23,025
PP&E                                                         385,676
DEPRECIATION                                                 80,297
TOTAL-ASSETS                                                 355,686
CURRENT-LIABILITIES                                          19,017
BONDS                                                        149,033
PREFERRED-MANDATORY                                             0
PREFERRED                                                       0
COMMON                                                         104
OTHER-SE                                                     143,640
TOTAL-LIABILITY-AND-EQUITY                                   355,686
SALES                                                        40,412
TOTAL-REVENUES                                               41,759
CGS                                                             0
TOTAL-COSTS                                                  17,133
OTHER-EXPENSES                                                  0
LOSS-PROVISION                                                  0
INTEREST-EXPENSE                                              5,785
INCOME-PRETAX                                                11,322
INCOME-TAX                                                      0
INCOME-CONTINUING                                            11,322
DISCONTINUED                                                    0
EXTRAORDINARY                                                 (895)
CHANGES                                                         0
NET-INCOME                                                    7,114
EPS-PRIMARY                                                   0.80
EPS-DILUTED                                                   0.80
