Form 10-Q
period 1996-09-30
RECKSON ASSOCIATES REALTY CORP
filed 1996-11-08
CIK 930548

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1996

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

                           Yes  X   No

The company has only one class of common stock, issued at $.01 par value per share with 12,170,982 shares outstanding as of November 1, 1996.

                RECKSON ASSOCIATES REALTY CORP.
                        QUARTERLY REPORT
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                       TABLE OF CONTENTS



INDEX

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets of Reckson Associates Realty Corp.
          as of September 30, 1996 and December 31, 1995..............

          Consolidated Statement of Operations of Reckson Associates Realty Corp. for the three months ended September 30, 1996 and September 30, 1995......................................

          Consolidated Statement of Operations of Reckson Associates Realty Corp. for the nine months ended September 30, 1996 and for the period from June 3, 1995 to September 30, 1995 and the Combined Statement of Operations of the Reckson Group (predecessor to Reckson Associates Realty Corp.) for the period from January 1, 1995 to June 2, 1995........................

          Consolidated Statement of Cash Flows of Reckson Associates
          Realty Corp. for the nine months ended September 30, 1996 and for the period from June 3, 1995 to September 30, 1995 and the Combined Statement of Cash Flows of the Reckson Group (predecessor to the Reckson Associates Realty Corp.) for the period from
          January 1, 1995 to June 2, 1995.............................

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

SIGNATURES

PART I -  FINANCIAL INFORMATION
Item 1 -  FINANCIAL STATEMENTS

                  RECKSON ASSOCIATES REALTY CORP.
                   CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except for share amounts)

                                               September 30,    December 31,
                                                   1996             1995
                                                _________        _________
                                                (Unaudited)
ASSETS
Commercial real estate properties, at cost:
  Land                                          $  41,461        $  19,399
  Building and improvements                       384,723          268,657
  Furniture, fixtures and equipment                 2,742            2,656
                                                _________        _________
                                                  428,926          290,712
   Less accumulated depreciation                  (84,106)         (74,725)
                                                _________        _________
                                                  344,820          215,987
Cash and cash equivalents                          11,766            6,984
Tenants receivables                                 1,714            1,476
Affiliate receivables                               1,992              219
Deferred rent receivable                           10,958            8,737
Investment in mortgage note receivable             22,783
Deferred acquisition costs, prepaid
  expenses and other assets                        17,719            1,839
Deferred leasing and loan costs                    10,055            7,486
Investment in real estate partnerships              5,302
                                                _________        _________
   Total Assets                                 $ 427,109        $ 242,728
                                                =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                          $ 110,757        $  98,126
Credit facility                                   109,000           40,000
Accrued expenses and other liabilities              9,715            6,667
Affiliate payables                                    180              257
Dividends and distributions payable                 8,342              ---
                                                _________        _________
   Total Liabilities                              237,994          145,050
                                                _________        _________

Minority interest in consolidated partnership       9,200            9,771
Limited partners' minority interest in
  operating partnership                            37,696           26,148

STOCKHOLDERS' EQUITY:

Preferred Stock, $.01 par value, 25,000,000
  shares authorized, none issued or
  outstanding                                         ---              ---
Common Stock, $.01 par value, 100,000,000
  shares authorized, 10,457,660 and
  7,454,594 shares issued and outstanding,
  respectively                                        105               75
Additional paid in capital                        142,114           61,684
Retained Earnings                                     ---              ---
                                                _________        _________
   Total Stockholders' Equity                     142,219           61,759
                                                _________        _________
   Total Liabilities and Stockholders' Equity   $ 427,109        $ 242,728
                                                =========        =========

See Accompanying Notes to Financial Statements

                  RECKSON ASSOCIATES REALTY CORP.
              CONSOLIDATED STATEMENT OF OPERATIONS AND
                         THE RECKSON GROUP
                 COMBINED STATEMENT OF OPERATIONS
         (Dollars in thousands, except per share amounts)
                                            Reckson            Reckson
                                           Associates         Associates
                                           Realty Corp.       Realty Corp.
                                           Three Months       Three Months
                                              Ended              Ended
                                           September 30,      September 30,
                                               1996               1995
                                            _________          _________
                                           (Unaudited)        (Unaudited)
REVENUES:
  Base rents                                $  21,098          $  13,326
  Tenants escalation and reimbursements         2,794              2,370
  Construction and management income              ---                ---
  Equity in earnings of real estate
    partnerships                                   95                ---
  Equity in earnings of service companies         175                100
  Other                                           556                285
                                            _________          _________
Total Revenues                                 24,718             16,081
                                            _________          _________

EXPENSES:
  Operating Expenses:
   Property operating expenses                  5,278              3,163
   Real Estate Taxes                            3,613              2,321
   Ground Rents                                   284                237
   Construction costs and expenses                ---                ---
   Marketing, general and administrative        1,329                720
                                            _________          _________
Total Operating Expenses                       10,504              6,441

Interest                                        3,254              2,111
Depreciation and amortization                   4,565              2,859
                                            _________          _________
Total Expenses                                 18,323             11,411
                                            _________          _________

Minority Partners' Interest in consolidated
  partnership (income) loss                      (166)              (169)
Limited Partners' interest in the Operating
  partnership (income) loss                    (1,516)            (1,084)
                                            _________          _________
Net income (Loss) before extraordinary item $   4,713          $   3,417
                                            _________          _________
Net income (loss) per common share          $     .45
                                            =========
Weighted average common shares outstanding  10,440,237
                                            =========

See Accompanying Notes to Financial Statements

                  RECKSON ASSOCIATES REALTY CORP.
              CONSOLIDATED STATEMENT OF OPERATIONS AND
                         THE RECKSON GROUP
                 COMBINED STATEMENT OF OPERATIONS
         (Dollars in thousands, except per share amounts)
                                            Reckson             Reckson
                                           Associates          Associates      Reckson Group
                                           Realty Corp.       Realty Corp.     For The Period
                                           Nine Months        For The Period         From
                                              Ended         From June 3, 1995  January 1, 1995
                                           September 30,     To September 30,     To June 2,
                                               1996               1995               1995
                                            _________          _________          _________
                                           (Unaudited)        (Unaudited)        (Unaudited)
REVENUES:
  Base Rents                                $  56,815          $  17,599          $  16,413
  Tenants escalation and reimbursements         7,492              3,071              2,907
  Construction and management revenues            ---                ---              2,950
  Equity in earnings of real estate
    partnerships                                  166                ---                ---
  Equity in earnings of service companies         934                100                ---
  Other                                         1,073                334                548
                                            _________          _________          _________
Total Revenues                                 66,480             21,104             22,818
                                            _________          _________          _________
EXPENSES:
  Operating Expenses:
  Property operating expenses                  13,519              4,187              3,985
  Real estate taxes                             9,595              3,090              3,390
  Ground rents                                    803                316                234
  Construction costs and expenses                 ---                ---              1,929
  Marketing, general and administrative         3,720                953              1,858
                                            _________          _________          _________
Total Operating Expenses                       27,637              8,546             11,396

Interest                                        8,765              2,827              7,622
Depreciation and amortization                  12,359              3,857              3,606
                                            _________          _________          _________
Total Expenses                                 48,761             15,230             22,624

Minority partners' interest in consolidated
  partnership (income) loss                      (638)              (120)               ---
Limited partners' interest in operating
  partnership (income) loss                    (4,357)            (1,714)               ---
                                            _________          _________          _________
Income (loss) before extraordinary item        12,724              4,040                194

Extraordinary item - write off of costs on
  restatement of credit facility, net of
  Limited partner's share of $364 in 1996
  and loss on extinguishment of debts, net
  of limited partners' minority interest of
  $1,788 in 1995                                 (895)            (4,235)               ---
                                            _________          _________          _________
Net income (loss)                           $  11,829          $    (195)         $     194
                                            =========          =========          =========
Net income (loss) per common share          $    1.26
                                            =========
Weighted average common shares outstanding  9,357,183
                                            =========

See Accompanying Notes to Financial Statements

                  RECKSON ASSOCIATES REALTY CORP.
             CONSOLIDATED STATEMENT OF CASH FLOWS AND
                        THE RECKSON GROUP
                 COMBINED STATEMENT OF CASH FLOWS
                   (Unaudited and in thousands)
                                            Reckson             Reckson
                                           Associates          Associates       Reckson Group
                                           Realty Corp.        Realty Corp.     For The Period
                                           Nine Months        For The Period        From
                                              Ended          From June 3, 1995  January 1, 1995
                                           September 30,      To September 30,     To June 2,
                                               1996                1995               1995
                                            _________           _________          _________
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                           $  11,829           $    (195)          $    194
Adjustments to reconcile net income loss to
  net cash provided by operating activities
  Depreciation and amortization                12,359               3,857              3,606
  (Gain) loss on sale of properties               ---                 ---                (35)
  (Gain) loss on sales of securities              ---                 ---                (99)
  (Gain) loss on extinguishment of debts          ---               6,022                ---
  Write off of costs on restatement of credit
  facility                                        895                 ---                ---
  Minority partners' interest in Consolidated
  Partnership                                     638                 120                ---
  Limited partners' interest in Operating
  Partnership                                   4,357                 (73)               ---
  Equity in earnings of service companies        (934)                ---                ---
  Equity in earnings of real estate
  partnerships                                   (166)                ---                ---
  Dividend from service companies                 100                 ---                ---
  Share of net (income) from investments in
  partnerships                                    ---                 ---               (303)
  Distribution from real estate partnership        95                 ---                ---
  Interest income on mortgage note receivable    (367)                ---                ---
Changes in operating assets and liabilities:
  Tenant receivables                             (238)             (1,125)               308
  Affiliate receivables                           ---                (300)               ---
  Prepaid expenses and other assets            (2,253)             (2,124)               417
  Deferred rents receivable                    (2,222)               (527)                (6)
  Accrued expenses and other liabilities          486                 630             (2,499)
  Deferred ground rents payable                   169                 ---                 36
                                            _________           _________          _________
Net cash provided by operating activities      24,748               6,285              1,619
                                            _________           _________          _________

CASH FLOW FROM INVESTING ACTIVITIES:
  Cash from contributed net assets                ---               1,168                ---
  Increase in deferred acquisition costs
   and other                                   (9,490)                ---                ---
  Purchase of commercial real estate
   property                                  (103,732)            (45,511)               ---
  Investment in mortgage note receivable      (22,417)                ---                ---
  Repayment of notes payable - affiliates         ---              (6,000)               ---
  Investment in real estate partnerships       (5,231)                ---                ---
  Cash paid in exchange for partnership
   net assets                                     ---             (14,376)               ---
  Investment in service company                (3,170)                ---                ---
  Additions to land, buildings and
   improvements                               (11,088)             (1,351)              (814)
  Purchase of furniture, fixtures and
   equipment                                     (106)                ---                (13)
  Distribution from partnership investments       ---                 ---                115
  Contributions to partnership investments        ---                 ---               (244)
  Payment of leasing costs                     (4,531)               (629)              (125)
  Advance to equity investee                     (470)                ---                ---
  Proceeds from sales of properties               ---                 ---                 35
  Proceeds from sales of securities               ---                 ---                336
                                            _________           _________          _________
  Net cash used in investing activities      (160,235)            (66,699)              (710)
                                            _________           _________          _________
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                      3,481              10,700             14,004
  Principal payments on borrowings               (216)           (124,017)           (13,088)
  Prepayment penalties paid                       ---              (6,356)               ---
  Payment of loan costs                        (1,349)             (2,685)              (268)
  Repayments of advances to affiliates            ---              (1,441)               ---
  Advances from (to) affiliates                  (874)              1,734             (1,460)
  Proceeds from secured credit facility       105,000              35,000                ---
  Repayments of secured credit facility       (36,000)                ---                ---
  Proceeds from issuance of common stock
   net of issuance costs                       85,248             162,705                ---
  Distribution to minority partners in
   Consolidated Partnership                    (1,210)               (689)               ---
  Distribution to minority partners in
    Operating Partnership                      (3,744)               (493)               ---
  Payments of dividends                       (10,564)             (1,341)               ---
  Increase in security deposit liability          497                 ---                ---
  Distribution to predecessor owners              ---                (500)            (4,280)
                                            _________            _________         ---------
Net cash provided by (used in) financing
activities                                    140,269               72,617            (5,092)
                                            _________            _________         ---------
Net increase (decrease) in cash and
cash equivalents                                4,782               12,203            (4,183)
Cash and cash equivalents at beginning of
period                                          6,984                  ---             7,041
                                            _________            _________         _________
Cash and cash equivalents at end of period  $  11,766            $  12,203         $   2,858
                                            =========            =========          =========

See Accompanying Notes to Financial Statements

                  RECKSON ASSOCIATES REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996
                            (Unaudited)

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

As of September 30, 1996, the Company owned and operated 26 office properties comprising 3.6 million square feet, 73 industrial properties comprising 4.2 million square feet and 2 retail properties comprising 20,000 square feet, located in the New York "Tri-State" area. In addition, the Company owned or had contracted to own approximately 135 acres of land in eight separate parcels for development.

2.  BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership at September
30, 1996 and the results of their operations for the three and nine months ended September 30, 1996 and their cash flows for the nine months ended September
30, 1996. Subsequent to the IPO, the operating results of the service businesses currently conducted by Reckson Management Group, Inc., Reckson Construction Group, Inc. and Reckson Executive Centers L.L.C. are reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

3.  MORTGAGE NOTES PAYABLE

    As of September 30, 1996, the Company had $106.4 million of fixed rate mortgage loans which mature at various times between 2000 and 2004. The loans are secured by eleven properties and have a weighted average interest of 7.38%. In addition, the Company has $4.4 million of floating rate loans at rates equal to 150 basis points over one-month LIBOR.

    In connection with the acquisition of Landmark (see note 5), the Company obtained a $50 million first mortgage loan, secured by the six buildings encompassing Landmark. Principal and interest payments on the mortgage loan are due monthly based upon an interest rate of 8.02% per annum and a 25 year amortization period. The loan matures in November 1, 2006.

4.  CREDIT FACILITY

    On June 2, 1995, the Company obtained a credit facility (the "Credit Facility") from a financial institution in the amount of $150 million which is collateralized by a $45 million first mortgage. The Company pays a financing fee equal to 1.5% on each draw. The loan agreement also provides for unused commitment fees over the term of the facility. The Credit Facility has a two-year term which the Company has the option to extend one year subject to an extension fee of 1.0% of the principal indebtedness outstanding on the extension date. Maximum advance availability is determined under a borrowing base formula. At September 30, 1996, the maximum advance availability was $150 million. The maximum advance availability can be increased by adding income producing properties to the borrowing base. The balance outstanding on the Credit Facility at September 30, 1996 was $109 million. On February 22, 1996, the Operating Partnership amended and restated the Credit Facility, pursuant to which the interest rate was reduced to 175 basis points over one-month LIBOR and the minimum debt service coverage ratio was reduced to 1.6.

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

    On July 31, 1996, the Company acquired an approximately 70% participating interest in a mortgage note secured by a 350,000 square foot building located in Lake Success, New York. The Company paid approximately $23 million for its interest in the mortgage note which was funded through a draw on the Credit Facility. The mortgage note has an outstanding principal balance of approximately $51 million (excluding accrued and unpaid interest). Cash Flow from the property has been insufficient to service payments required under the mortgage note prior to and since the Company acquired an interest therein.

    On August 16, 1996, the Company acquired a single story industrial building located in Melville, New York, containing an aggregate of approximately 60,000 square feet for approximately $2.3 million. The acquisition was financed through a draw on the Credit Facility.

    On September 17, 1996, the Company acquired a low rise office building along with seven acres of adjacent undeveloped land, located in Tarrytown, New York, containing approximately 61,000 square feet for approximately $4.2 million. The acquisition was funded through a draw on the Credit Facility.

    On July 10, 1996, the Company exercised its option to acquire 60 Charles Lindbergh Boulevard in Uniondale, New York. The 187,000 square foot, Class a office building was acquired for approximately $20.75 million. The acquisition was financed through a draw from the Credit Facility and issuance of Operating Partnership units. In addition, on September 20, 1996, the Company exercised its option to purchase a 36,000 square foot industrial building located in Port Washington, New York, for approximately $3.5 million. The acquisition was financed through a draw on the Credit Facility which was used to repay existing indebtedness. These properties was acquired in connection with an option granted to the Company at the IPO. The option agreement provided for a purchase price equal to the lesser of (i) a fixed price established at the time of the IPO and (ii) the net operating income divided by a capitalization rate of 11.5%, provided that the purchase price could not be less than the outstanding balance of the mortgage debt encumbering the property at the acquisition date. The properties was purchased from a partnership owned by Donald Rechler and Roger Rechler.

    On October 7, 1996, the Company acquired Landmark Square ("Landmark"), a six building office complex encompassing an aggregate of approximately 800,000 square feet located in Stamford, Connecticut. The Company purchased Landmark from the Metropolitan Life Insurance Company ("MetLife") for approximately $77 million. The acquisition was funded with a first mortgage provided by MetLife in the amount of $50 million, and $27 million of borrowings incurred under a bridge loan from its Credit Facility.

6.  STOCKHOLDERS' EQUITY

    On February 22, 1996, the Operating Partnership issued 307,606 OP Units in connection with the acquisition of six of the Westchester Properties. On April 9, 1996, the Company issued an additional 31,161 OP Units in connection with the acquisition of the two remaining Westchester Properties.

    On April 9, 1996, the Company completed a public stock offering (the "April Offering") and sold 3,000,000 common shares at a price of $30.50 per share. Proceeds from the April Offering, net of underwriting discount and costs of the offering were approximately $85.5 million.

    On July 10, 1996, the Operating Partnership issued 114,722 OP Units in connection with the acquisition of 60 Charles Lindbergh Boulevard.

    Net income per share was calculated using the weighted average number of shares outstanding of 10,440,237 for three months ended September 30, 1996 and 9,357,183 for the nine months ended September 30, 1996.

    On September 15, 1996, the Board of Directors declared a dividend of $.60 per share of common stock payable on October 15, 1996, to shareholders of record as of October 1, 1996. The dividend declared, which related to the nine months ended September 30, 1996 is based upon an annual distribution of $2.40 per share.

    On October 22, 1996, the Company completed a public stock offering and sold 1,500,000 common shares at a price of $35.50 per share. Proceeds from the offering, net of underwriting discount and costs of the offering were approximately $52 million. In addition, on October 23, the underwriter exercised its over allotment option to purchase 225,000 common shares. Net proceeds to the Company amounted to approximately $7.8 million.

7.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                           Reckson          Reckson
                          Associates       Associates         Reckson Group
                          Realty Corp.     Realty Corp.       For the Period
                          Nine Months      For the Period          From
                             Ended        From June 3, 1995   January 1, 1995
                         September 30,     To September 30,     To June 2,
                              1996              1995               1995
                           _________          _________          _________
Cash paid during the
  period for interest      $   9,260          $   2,089          $   8,600

    On February 22, 1996, the Company purchased six of the Westchester properties which included the following non-cash transactions (in thousands):

            Issuance of 307,606 units         $   8,647
            Assumption of existing
              mortgage indebtedness               9,326
                                              _________
            Total non-cash investment         $  17,973
                                              =========

    On April 9, 1996, the Company purchased 660 White Plains Road in Westchester which included the issuance of 31,161 units for a total non-cash investment of $880,000.

    On July 10, 1996, the Company purchased 60 Charles Lindbergh Boulevard in Uniondale, New York, which included the issuance of 114,722 units for a total investment of $3,743,391.

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

   At September 30, 1996, the Company's portfolio of real estate properties included 26 office buildings containing approximately 3.6 million square feet, 73 industrial buildings containing approximately 4.2 million square feet and 2 retail properties containing 20,000 square feet.

   At July 31, 1996, the Company acquired an approximately 70% participating interest in a mortgage note secured by a 350,000 square foot office building located in Lake Success, New York. The Company paid approximately $23 million for its interest in the mortgage note which was funded through a draw on the Credit Facility. Cash flow from the property has been insufficient to service payments required under the Mortgage Note prior to and since the Company acquired an interest therein.

   On August 16, 1996, the Company acquired a single story industrial building located in Melville, New York, containing an aggregate of approximately 60,000 square feet for approximately $2.3 million. The acquisition was financed through a draw on the Credit Facility.

   On September 17, 1996, the Company acquired a 61,000 square foot office building along with seven acres of undeveloped land in Tarrytown, New York for approximately $4.2 million. The acquisition was funded with a draw on the Credit Facility.

   On September 20, 1996, the Company acquired a 36,000 square foot industrial building located in Port Washington, New York for $3.5 million. The acquisition was funded with borrowings under the Credit Facility.

   On October 7, 1996, the Company acquired Landmark Square ("Landmark"), a six building office complex encompassing an aggregate of approximately 800,000 square feet located in Stamford, Connecticut. The Company purchased Landmark from the Metropolitan Life Insurance Company ("MetLife") for approximately $77 million. The acquisition was funded with a first mortgage provided by MetLife in the amount of $50 million, and $27 million of borrowings incurred under a bridge loan from its Credit Facility.

   On April 9, 1996, the Company completed a public stock offering (the "April Offering") and sold 3,000,000 common shares at a price of $30.50 per share. Proceeds from the offering net of underwriting discount and costs of the offering were approximately $85.5 million.

   On October 22, 1996, the Company completed a public stock offering and sold 1,500,000 common shares at a price of $35.50 per share. Net proceeds to the Company amounted to approximately $52 million. On October 23, 1996, the underwriter exercised its over allotment option to purchase 225,000 common shares. Net proceeds to the Company amounted to approximately $7.8 million.

   The market capitalization of the Company, based on the market value (at a stock price $37.13 at September 30, 1996) of 10,441,166 issued and outstanding shares of Company common stock and 3,360,613 OP Units (assuming conversion to common stock) and the $214.5 million (including share of joint venture and net of minority partners' 40% interest in Omni's debt) of debt outstanding at September 30, 1996 was $726.8 million. As a result, the Company's total debt to total market capitalization ratio at September 30, 1996 equaled approximately 30%.

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

Three months ended September 30, 1996 vs. the three months ended September 30, 1995.

                                         Three Months Ended September 30,
                                                   (as adjusted)
                                              1996               1995
                                           _________          _________
Base rental revenue                        $  21,098          $  13,326
Escalations                                    2,794              2,370
Service company income                           175                100
Equity in real estate partnerships                95                ---
Other                                            556                285
                                           _________          _________
Total Operating Revenues                      24,718             16,081
                                           _________          _________

Operating Expenses                             5,278              3,163
Real estate taxes                              3,613              2,321
Ground rents                                     284                237
Interest                                       3,254              2,111
Depreciation and amortization                  4,565              2,859
Marketing General and Administration           1,329                720
                                           _________           ________
Total expenses                                18,323             11,411
                                           _________           ________
Income (Loss)                              $   6,395           $  4,670
                                           =========           ========

    Income of $6,395 for the nine months ended September 30, 1996 increased by $1,725 as compared to income of $4,670 for the 1995 period. The increase in base rental revenue of $7,772 and $424 for escalations is primarily attributable to additional square footage leased, particularly at the Omni and the acquisition of properties during the period June 3, 1995 to September 30, 1996.

   Operating expenses and real estate taxes increased by $3,407 for the three months ended September 30, 1996 as compared to the 1995 period. The increase in operating expenses and real estate taxes during the 1996 period are primarily attributable to operating an increased number of properties. Interest expense increased $1,143 for the three months ended September 30, 1996, compared to the prior period, principally due to an increase in the amount of outstanding debt incurred in connection with the acquisition of properties. Marketing, general and administrative expenses increased by $609 primarily as a result of overall growth of the Company including payroll and related costs, the opening of the Westchester division and costs of operating as a public company.

Nine months ended September 30, 1996 compared to nine months ended September 30, 1995:

                                         Nine Months Ended September 30,
                                                  (as adjusted)
                                              1996            1995
                                           _________        _________
Base rental revenue                        $  56,815        $  37,279
Escalations and tenant reimbursements          7,492            6,488
Service company income                           934            1,022
Equity in real estate joint ventures             166              ---
Other                                          1,073              882
                                           _________        _________
Total Operating Revenues                      66,480           45,671
                                           _________        _________
Operating expenses                            13,519            9,105
Real estate taxes                              9,595            6,948
Ground rents                                     803              727
Interest                                       8,765           11,250
Depreciation and amortization                 12,359            8,312
Marketing, general and administration          3,720            2,720
                                           _________        _________
Total Expenses                                48,761           39,062
                                           _________        _________
Income (Loss)                              $  17,719        $   6,609
                                           =========        =========

     Income of $17,719 for the nine months ended September 30, 1996 increased by $11,110 as compared to income of $6,609 for the nine months ended September 30, 1995. The increase in base rental revenue of $19,536 is primarily attributable to additional square footage leased particularly at the Omni and the acquisition of properties during the period from June 3, 1995 to September 30, 1996.

    Operating expenses and real estate taxes increased by an aggregate amount of $7,061 for the nine months ended September 30, 1996 as compared to the 1995 period. The increase in operating expenses during the 1996 period is primarily attributable to operating an increased number of properties during the 1996 period and the impact of severe winter weather during early 1996 as compared to the 1995 period.

    Interest expense decreased by $2,485 for the nine months ended September 30, 1996 compared to the prior year, principally due to the repayment and refinancing of debt in connection with the formation transactions in June 1995. Marketing, general and administration expenses increased by $1,000 primarily as a result of the opening of the Westchester division and costs of operating as a public company.

    In February 1996, the Company amended and restated The Credit Facility loan agreement. As a result, certain deferred loan costs incurred in connection with the original credit facility were written off. Such amount is reflected as an extraordinary loss in the accompanying consolidated statement of operations for the nine months ended September 30, 1996.

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

   On October 22, 1996, the Company completed a 1,500,000 common shares offering. Net proceeds to the Company (after underwriting discount of $1.1 million and approximately $200,000 of offering costs) were approximately $52.0 million. Net proceeds were effectively used to purchase Landmark and certain other commercial real estate properties previously purchased or under contract to purchase. In addition, on October 23, 1996 the underwriter elected to exercise its over allotment option to purchase 225,000 common shares. Net proceeds to the Company amounted to approximately $7.8 million and will be used fund future acquisitions of properties and general working capital.

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

   In February 1996, the Operating Partnership amended and restated the Credit Facility agreement, pursuant to which the interest rate was reduced to 175 basis points over one-month LIBOR (at September 30, 1996, the one month LIBOR equaled 5.44%) and the minimum debt service coverage ratio was reduced to 1.6. In addition, the Operating Partnership was given the right to convert outstanding borrowings at maturity to a five-year term loan at a fixed rate equal to the then prevailing interest rate on five-year U.S. Treasury instruments plus a spread, provided certain specified conditions are satisfied and no event of default exists. The Credit Facility contains a number of customary financial covenants.

    The Company's indebtedness at September 30, 1996 totaled $214.5 million (including share of joint venture debt and net of the minority partners' 40% interest in Omni's debt) and was comprised of $109 million outstanding under the Credit Facility and $105.5 million of mortgage indebtedness. Based on the Company's total market capitalization of $726.8 million at September 30, 1996, (calculated at a $37.13 stock price and assuming the conversion of 3,360,613 OP Units outstanding on such date) the Company's debt represented 30% of its total market capitalization.

   The Company expects to meet its short term liquidity requirements primarily through cash flow from operating activities, which the Company believes will be sufficient to fund non-incremental revenue generating capital expenditures and payment of dividends. In addition to its operating cash flow, the Credit Facility provides for working capital advances. The Company intends to finance its on-going construction and acquisition activities through borrowings under the Credit Facility and mortgage indebtedness. At September 30, 1996, the Company had maximum capacity under the Credit Facility of approximately $150 million subject to the sufficiency of the borrowings base, as defined in the loan agreement (see note 4 to the Financial Statements). The Company expects to meet its long-term liquidity requirements, consisting primarily of debt maturities, through the refinancing of existing mortgage indebtedness or through the issuance of additional equity and/or debt securities.

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

SUPPLEMENTAL INFORMATION ON CAPITAL EXPENDITURES AND TENANT IMPROVEMENT AND LEASING COSTS

    The following table summarizes the expenditures incurred for capital expenditures, tenant improvements and leasing commissions for the Company's office and industrial properties for the nine month period ended September 30, 1996 and the historical average of such capital expenditures, tenant improvements and leasing commissions for the years 1993 through 1995.

Non-Incremental Revenue Generating Capital Expenditures

                                                           1993-95     Jan-Sep
                               1993      1994      1995    average       1996
                             ________  ________  ________  ________  __________
Office Properties:
 Reporting Period            $227,996  $158,340  $364,545  $250,294  $  364,587
 Per Square Foot                  .15       .10       .19       .15         .14

Industrial Properties:
 Reporting Period            $276,052  $524,369  $290,457  $363,626  $  531,677
 Per Square Foot                  .09       .18       .08       .12         .15

Non-Incremental Revenue - Generating Tenant Improvement and Leasing Commissions

                                                           1993-95     Jan-Sep
                               1993      1994      1995    average       1996
                             ________  ________  ________  ________  __________
Office Properties:
 Tenant Improvement Costs    $406,602  $902,312  $452,057  $586,990  $1,121,566
  Per Square Foot Improved       1.93      5.13      4.44      3.83   6.36(1)(2)

 Leasing Commissions         $670,736  $341,253  $144,925  $385,638  $  324,231
  Per Square Foot Leased         3.18      1.94      1.42      2.18      1.84(3)
                             ________  ________  ________  ________  __________
Total Per Square Foot        $   5.11  $   7.07  $   5.86  $   6.01  $     8.20
                             ========  ========  ========  ========  ==========
Industrial Properties:
 Tenant Improvement Costs    $186,761  $585,981  $210,496  $327,746  $  249,901
  Per Square Foot Improved        .33       .88       .90       .70       .51(4)

 Leasing Commissions         $278,905  $176,040  $107,351  $187,432  $  425,858
  Per Square Foot Improved        .49       .27       .46       .41       .87(5)
                             ________  ________  ________  ________  __________
Total Per Square Foot        $   0.82  $   1.15  $   1.36  $   1.11  $     1.38
                             ========  ========  ========  ========  ========

(1) Excludes $127,000 of tenant improvements incurred in connection with leasing 5,462 square feet of space. Such costs were reimbursed by the tenant who vacated the space prior to their lease expiration date.
(2) Per square foot cost for new and renewal leases are $8.71 and $3.28, respectively. Per square foot cost for Long Island portfolio is $5.19.
(3) Per square foot cost for new and renewal leases are $2.10 and $1.50, respectively.
(4) Per square foot cost for new and renewal leases are $1.01 and $0.09, respectively.
(5) Per square foot cost for new and renewal leases are $0.89 and $0.85, respectively.

LEASE EXPIRATIONS

    The following table sets forth scheduled lease expirations for executed leases as of September 30, 1996.

Office Properties (excluding Omni and the Westchester Properties):

                                Total Rentable    % of Total     Average Annual
  Year of Lease        Number     Square Feet   Rentable Square  Rental Rate (1)
    Expiration        of Leases     Expiring     Feet Expiring   for Expirations
__________________     ______      _________       ________         _______
Remainder of 1996           5         50,169            3.5%        $ 24.57
1997                       19        148,637           10.4%        $ 24.22
1998                       30        196,168           13.7%        $ 24.09
1999                       30        134,043            9.3%        $ 20.97
2000                       24        153,837           10.7%        $ 23.04
2001                       29        150,096           10.5%        $ 24.75
2002 and thereafter        53        600,457           41.9%            ---
                       ______      _________       ________
Totals                    190      1,433,407          100.0%

Office Properties - Omni:

                                Total Rentable   % of Total     Average Annual
  Year of Lease        Number     Square Feet  Rentable Square  Rental Rate (1)
    Expiration        of Leases     Expiring    Feet Expiring   for Expirations
__________________     ______      _________      _________         _______
Remainder of 1996         ---            ---            ---             ---
1997                        2         27,729            5.1%        $ 35.33
1998                      ---            ---            ---             ---
1999                      ---            ---            ---             ---
2000                        5         66,131           12.2%        $ 33.27
2001                        5         59,693           11.1%        $ 22.98
2002 and thereafter        16        386,648           71.6%            ---
                       ______      _________      _________
Totals                     28        540,201          100.0%
                       ======      =========      =========

Industrial Properties:

                               Total Rentable    % of Total     Average Annual
  Year of Lease        Number    Square Feet   Rentable Square  Rental Rate (1)
    Expiration        of Leases    Expiring     Feet Expiring   for Expirations
__________________     ______      ________       _________        ________
Remainder of 1996         ---           ---             ---%       $    ---
1997                       24       194,647             5.6%       $   4.41
1998                       28       436,111            12.6%       $   4.54
1999                       26       488,896            14.1%       $   5.84
2000                       15       297,169             8.6%       $   4.88
2001                       25       760,216            22.0%       $   5.50
2002 and thereafter        30     1,281,712            37.1%            ---
                       ______      ________       _________
Totals                    148     3,458,751           100.0%
                       ======      ========       =========

Research and Development:

                                Total Rentable   % of Total     Average Annual
  Year of Lease        Number    Square Feet   Rentable Square  Rental Rate (1)
    Expiration        of Leases    Expiring     Feet Expiring   for Expirations
__________________     ______      ________       _________        ________
Remainder of 1996           1         1,400             0.4%       $  20.61 (2)
1997                        4        82,860            21.5%       $   8.56
1998                        4       148,230            38.5%       $  12.09
1999                        3        19,488             5.0%       $  10.71
2000                        2        57,621            15.0%       $   5.78
2001                        2         9,929             2.6%       $  17.60 (3)
2002 and thereafter         3        65,401            17.0%            ---
                       ______      ________       _________
Totals                     19       384,929           100.0%
                       ======      ========       =========

Westchester Properties:

                                Total Rentable   % of Total     Average Annual
  Year of Lease        Number    Square Feet   Rentable Square  Rental Rate (1)
    Expiration        of Leases    Expiring     Feet Expiring   for Expirations
__________________     ______      ________       _________        ________
Remainder of 1996          11        29,805             3.1%       $  19.75
1997                       28        87,003             9.1%       $  20.44
1998                       28       141,142            14.8%       $  19.09
1999                       19        46,812             4.9%       $  18.72
2000                       16       138,597            14.5%       $  20.75
2001                       23        88,110             9.2%       $  20.68
2002 and thereafter        33       423,113            44.4%            ---
                       ______      ________        ________
Totals                    158       954,582           100.0%
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

    The Company has adopted the new method, however, the following table presents the Company's FFO under both methods of calculation:

                                              New Method       Old Method
                                             Three Months     Three Months
                                             September 30,    September 30,
                                                 1996             1995
                                               _________       __________
Net Income                                     $   4,713       $    3,417

Add back:
Depreciation and Amortization                      4,569            2,755
Minority interest in consolidated partnership        166              169
Minority interest of unit holders                  1,516            1,084
                                               _________        _________
                                                   6,251            4,008
Subtract:
Amount distributable to Minority Partners in
 consolidated partnership                            363              238
                                               _________        _________
Funds From Operations                             10,601            7,187
                                               _________        _________
Subtract:
Straight line rents                                  778              451
Non-Incremental Capitalized tenant
 improvements and leasing commissions              1,203              524
Capitalized improvements                             277               79
                                               _________        _________
Cash available for distribution                $   8,343        $   6,133
                                               =========        =========
Weighted average shares/units                     13,801           10,230
                                               =========        =========
FFO per weighted average share/unit            $     .77        $     .70
                                               =========        =========
CAD per weighted average share/unit            $     .60        $     .60
                                               =========        =========
Dividends per share/unit                       $     .60        $     .58
                                               =========        =========
FFO payout ratio                                   77.9%            82.3%
                                               =========        =========
CAD payout ratio                                  100.0%            96.4%
                                               =========        =========

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings - None
Item 2.  Changes in Securities - None
Item 3.  Defaults Upon Senior Securities - None
Item 4.  Submission of Matters to a Vote of Securities Holders - None
Item 5.  Other information - None
Item 6.  Exhibits and Reports on Form 8-K
         a)   Exhibits 27 Financial Data Schedule


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RECKSON ASSOCIATES REALTY CORP.
                            Registrant

November 6, 1996            Scott H. Rechler
Date                        Scott H. Rechler, Executive Vice President
                            and Chief Operating Officer


November 6, 1996            Michael Maturo
Date                        Michael Maturo, Executive Vice President
                            and Chief Financial Officer