Form 10-Q/A
period 1996-06-30
RECKSON ASSOCIATES REALTY CORP
filed 1996-12-03
CIK 930548

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

Item 5.  Other information - This form 10-Q/A is being filed in order to include
Exhibit 27 - Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RECKSON ASSOCIATES REALTY CORP.
                            Registrant

December 3, 1996            Scott H. Rechler
Date                        Scott H. Rechler, Executive Vice President
                            and Chief Operating Officer


December 3, 1996            Michael Maturo
Date                        Michael Maturo, Executive Vice President
                            and Chief Financial Officer