Form 10-K
period 1996-12-31
RECKSON ASSOCIATES REALTY CORP
filed 1997-03-24
CIK 930548

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-K


       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1996

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

                         (516) 694-6900
      (Registrant's telephone number including area code)

  Securities registered pursuant to Section 12(b) of the Act:

    Title of each class            Name of Each Exchange on Which Registered
    -------------------            -----------------------------------------
 Common Stock, $.01 par value               New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.

                           Yes      No  X

     The aggregate market value of the shares of common stock held by non-affiliates was approximately 760,986,226 based on the closing price on the New York Stock Exchange for such shares on March 18,1997.

     The number of the Registrant's shares of common stock outstanding was 17,136,502 as of March 18,1997.



                DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Shareholder's Meeting to be held May 22, 1997 are incorporated by reference into Part III.


                            TABLE OF CONTENTS

Item No.
--------
                                Part I

  1.  Business . . . . . . . . ... . . . . . . . . . . . . . . . . . .
  2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .
  3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .
  4.  Submission of Matters to a Vote of Security-Holders. . . . . . .

                                Part II

  5.  Market for Registrant's Common Equity and Related Stockholder Matters
  6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . .
  7.  Management's Discussion and Analysis of Financial Condition and Results
      of Operations. ... . . . . . . . . . . . . . . . . . . . . . . .
  8.  Financial Statements and Supplemental Data . . . . . . . . . . .
  9.  Changes in and Disagreements with Accountants on Accounting and Financial
      Disclosure. . . . . . . . . . . . . . . . . . . . . . . . .

                                Part III

  10. Directors and Executive Officers of the Registrant . . . . . . .
  11. Executive Compensation . . . . . . . . . . . . . . . . . . . . .
  12. Security Ownership of Certain Beneficial Owners and Management .
  13. Certain Relationships and Related Transactions . . . . . . . . .

                                Part IV

  14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Item 1.        Business

General

     Reckson Associates Realty Corp. was incorporated in September 1994 and commenced operations effective with the completion of its initial public offering (the "IPO") on June 2, 1995. Reckson Associates Realty Corp., together with Reckson Operating Partnership, L.P. (the "Operating Partnership"), and their affiliates (collectively, the "Company") was formed for the purpose of continuing the commercial real estate business of Reckson Associates, its affiliated partnerships and other entities ("Reckson"). For more than 35 years, Reckson has been engaged in the business of owning, developing, acquiring, constructing, managing and leasing suburban office and industrial properties in the New York metropolitan area. Based on industry surveys, management believes that the Company is one of the largest owners and operators of Class A suburban office properties and industrial properties in the New York City tri-state area (the "Tri-State Area"). The Company operates as a fully-integrated, self-administered and self-managed Real Estate Investment Trust ("REIT"). As of December 31, 1996, the Company owned 110 properties
(the "Properties") (including three joint venture properties) encompassing approximately 8.8 million rentable square feet, all of which are managed by the Company. The Properties consist of 32 Class A suburban office properties (the "Office Properties") encompassing approximately 4.4 million square feet, 76 industrial properties (the "Industrial Properties") encompassing approximately
4.4 million square feet and two 10,000 square foot retail properties. In addition, as of December 31, 1996 the Company had invested approximately $50.9 million in certain mortgage indebtedness encumbering five Class A office properties encompassing approximately 881,000 square feet (the "Mortgage Note Investments"). As of December 31, 1996, the Company also owned or had contracted to acquire approximately 140 acres of land in nine separate parcels that may present future development opportunities.

     The Office Properties are Class A suburban office buildings and are well-located, well-maintained and professionally managed. In addition, these properties are modern with high finishes or have been modernized to successfully compete with newer buildings and achieve among the highest rent, occupancy and tenant retention rates within their markets. The majority of the Office Properties are located in six planned office parks and are tenanted primarily by national service firms such as "Big Six" accounting firms, securities brokerage houses, insurance companies and health care providers. The Industrial Properties are utilized for distribution, warehousing, research and development and light manufacturing/assembly activities and are located primarily in three planned industrial parks developed by Reckson.

     All of the Company's interests in the Properties, the Mortgage Note Investments and land are held directly or indirectly by, and substantially all of its operations relating to the Properties are conducted through, the Operating Partnership. The Company controls the Operating Partnership as the sole general partner and as of December 31, 1996, owned approximately 78% of the Operating Partnership's outstanding units of limited partnership ("Units").

     The Company seeks to maintain cash reserves for normal repairs, replacements, improvements, working capital and other contingencies. The Operating Partnership has established a credit facility (the "Credit Facility") with a maximum borrowing amount of $150 million scheduled to mature on June 2, 1997. The Credit Facility requires the Company to comply with a number of financial and other covenants on an ongoing basis and, under certain circumstances, may be extended by the Operating Partnership for a period of one year.

     In April 1996, the Company completed a public offering of 3,000,000 shares of Common Stock at a price of $30.50 per share (the "April 1996 Offering"). In October 1996, the Company completed a public offering of 1,725,000 shares of Common Stock at a price of $35.50 per share (the "October 1996 Offering"). Net proceeds to the Company of approximately $86 million from the April 1996 offering and approximately $60 million from the October 1996 offering were to make acquisitions of Properties and to re-pay borrowings under the Credit Facility.

     There are numerous commercial properties that compete with the Company in attracting tenants and numerous companies that compete in selecting land for development and properties for acquisition.

     The Company's executive offices are located at 225 Broadhollow Road, Melville, New York 11747 and its telephone number at that location is
(516) 694-6900. At December 31, 1996, the Company had 185 employees.

Recent Developments

Acquisition and Leasing Activity.

     During 1996, the Company acquired or contracted to acquire approximately $435 million of Class A suburban office and industrial properties encompassing approximately 6.2 million square feet located in the Tri-State Area. In that regard, the Company acquired one Class A suburban Office Property and 11 Industrial Properties encompassing approximately 187,000 and 856,000 square feet respectively, located on Long Island. In February 1996, the Company established its Westchester Division with the acquisition of a 935,000 square foot Class A office portfolio and associated management and construction operations for an aggregate purchase price of approximately $79 million. The Company currently owns 11 Class A suburban Office Properties (six in one office park) encompassing approximately 1.5 million square feet located in Westchester County, New York. In October 1996, the Company established its Southern Connecticut Division with the purchase of Landmark Square, a six building office complex encompassing approximately 800,000 square feet located in Stamford, Connecticut ("Landmark Square") for an aggregate purchase price of approximately $77 million. In addition, the Company has contracted to acquire five Class A suburban office properties encompassing approximately 500,000 square feet located in Northern New Jersey (the "New Jersey Portfolio") and, in connection with this acquisition,has established a Northern New Jersey Division. Additionally, the Company has invested approximately $50.9 million in certain mortgage indebtedness encumbering four Class A office properties on Long Island encompassing approximately 750,000 square feet and one Class A office property in New Jersey encompassing approximately 131,000 square feet. In addition, the Company is under contract to purchase one office property encompassing 221,000 square feet and 16 industrial properties encompassing 1.3 million square feet.

     Set forth below is a brief description of the Company's major acquisition activity during 1996. All of these Properties are located in the Tri-State Area.

     The Westchester Acquisition. During 1996, the Company acquired seven Class A suburban office properties and a 60% joint venture interest in an eighth Class A suburban office property (collectively, the "Westchester Properties") encompassing an aggregate of approximately 935,000 square feet located in Westchester County, New York, and associated management and construction operations, from affiliates of Halpern Enterprises ("Halpern") for an aggregate maximum purchase price of approximately $79 million (the "Westchester Acquisition").

     On February 22, 1996, six of the Westchester Properties encompassing approximately 505,000 square feet (505 White Plains Road, Tarrytown, New York; 560 White Plains Road, Tarrytown, New York; 580 White Plains Road, Tarrytown, New York; 235 Main Street, White Plains, New York; 245 Main Street, White Plains, New York; and 2 Church Street, Ossining, New York), together with the aforementioned management and construction operations, were acquired by the Company for an aggregate maximum purchase price of approximately $48.7 million. In that regard, as part of the Westchester Acquisition, the Company effectively acquired third-party management contracts for approximately 800,000 square feet of office space. The purchase price was funded by $29.0 million of borrowings under the Credit Facility, the assumption of $9.4 million of mortgage debt and the issuance of 307,606 units of limited partnership of the Operating Partnership ("Units"). In accordance with the terms of the purchase contract, each Unit was valued at $28.11. In addition, up to $1.7 million of the $48.7 million maximum purchase price (together with interest thereon) will be paid to the selling Halpern entities within 60 days after the first anniversary of the closing date, provided that the acquired Westchester Properties generate minimum net operating income during the 12 month period following the closing date.

     On April 9,1996 The Company acquired the seventh Westchester Property
(660 White Plains Road, Tarrytown, New York) and the 60% joint venture interest in the eighth Westchester Property (520 White Plains Road, Tarrytown, New York) the purchase of interests in these two properties aggregated approximately $31 million. In addition, on February 22, 1996, the Company entered into a joint venture arrangement with a Halpern affiliate that will provide development advisory services to third-party clients. Also, on February 22, 1996, the Company entered into a three-year employment and noncompetition agreement with Jon L. Halpern, pursuant to which Mr. Halpern became an Executive Vice President of the Company and the President of its newly-created Westchester Division.

     In making the Westchester Acquisition, the Company has entered into a new suburban market in the Tri-State Area while adhering to the strategies historically implemented in acquiring its Long Island portfolio. In that regard, the Company has historically emphasized "Anchor Acquisitions" in suburban office parks (i.e., an acquisition of a portfolio of properties in a prime location that provides the Company with a critical mass sufficient to create operating efficiencies). The Westchester Acquisition afforded the Company the opportunity to enter the Westchester market by acquiring a large portfolio of well-located Class A office properties. In addition, five of the Westchester Properties are located in the Tarrytown Corporate Center, one of Westchester's largest office parks containing more than 1.2 million square feet of office space and a
444-room Marriott Hotel.   Completed in 1972, Tarrytown Corporate Center was the
first office development undertaken in the Route 119 corridor in Westchester County, an area that has developed into a prime commercial location. Major tenants at the Center include Citibank, Ford Motor Credit, U.S. Philips, Xerox and the Ciba-Geigy Corporation (which maintains its corporate headquarters at the Center). Designed by the award-winning architectural firm of Warshauer, Mellusi, and Warshauer, Tarrytown Corporate Center includes seven office buildings encompassing approximately 991,000 square feet, of which the company has acquired six of such buildings encompassing approximately 876,000 square feet. Finally, as part of the Westchester Acquisition, the Company acquired the Halpern organization's in-house expertise in management, leasing and construction. The Halpern organization, which was in existence for over 25 years, was a full service commercial real estate company and one of Westchester's largest owners and operators of office properties. Acquisition of the Halpern organization enabled the Company to establish a significant local presence which management believes is essential to the successful operation of commercial real estate.

     The Landmark Square Acquisition. In October 1996, The Company acquired Landmark Square, a seven acre office complex containing six buildings and encompassing 800,000 square feet located in Stamford Connecticut from the Metropolitan Life Insurance Company("Met Life") for approximately $77 million. The Company financed the acquisition with a $50 million first mortgage loan from Met Life which bears interest at a fixed rate of 8.02% and has a ten year term and proceeds from the October 1996 Offering. Landmark Square was constructed as part of and is the focal point of a major revitalization development program by the F.D.Rich Company in the 1970's and 1980's. Met Life obtained title to the property as a result of a foreclosure of their property mortgage. An affiliate of The F.D. Rich Company continued to manage Landmark Square until the time it was purchased by the Company. Landmark Square is located on seven acres in the heart of Stamford, contiguous to Stamford Town Center, a 900,000 square foot upscale shopping mall. Landmark Square offers such amenities as a full service athletic facility and the Landmark Club, one of Stamford's premier dining clubs. The Company has commenced an approximately $11.5 million, five year capital improvement program at the complex. Tenants at Landmark Square include Guiness PLC/United Distillers, Crown Theatre, McKinsey & Co. and Fleet Bank. In connection with the acquisition of Landmark Square the Company established its Southern Connecticut Division and named F.D. ("Rick") Rich III, Managing Director of that division and a Senior Vice President of the Company . Mr. Rich has over 20 years experience in all facets of real estate development and operations including operating Landmark Square for the last ten years. The Landmark Square acquisition, the establishment of the Southern Connecticut Division and employing Mr. Rich as well as his operations team is consistent with The Company's strategy of making Anchor Acquisitions in new markets and in establishing a local presence in each of the Key Suburban Markets in the Tri-State Area.

     New Jersey Portfolio Acquisition. In December 1996, The Company entered into contract to acquire five Class A office buildings (the "New Jersey Portfolio") encompassing approximately 500,000 square feet from certain entities/associates with Robert Heller a New Jersey Developer for approximately $56 million. Four of the properties are located in the Executive Hill Office Park in West Orange, New Jersey. Executive Hill is a 32 acre office park that contains four buildings with approximately 392,000 square feet and is located in West Orange, New Jersey, adjacent to route 280, a major interstate highway. Executive Hill was developed between 1971 and 1984 by various entities associated with Robert Heller, a developer in Northern New Jersey. One of the properties in the office park, 10 Rooney Circle, is a vacant 70,000 square foot building that is undergoing a complete renovation including the reskinning of its facade in granite, installation of two new lobbies and development of a new entranceway. The Company anticipates that 10 Rooney Circle will be stabilized within 12 months from its acquisition. The balance of the Executive Hill Office Park is approximately 96% leased. Tenants at Executive Hill include Chase Manhattan Bank, First Wausau, Computer Science Corporation, State Farm
Insurance Company and PNC Bank. The Company anticipates closing on these properties at various times during 1997 to accommodate the seller's desire to complete tax efficient transactions. The Company will finance the purchase of these properties with a combination of cash and Units. In connection with the acquisition, the Company established its Northern New Jersey Division at Executive Hill and named Mark Schaevitz as its Managing Director. Mr. Schaevitz who has acted as Chief Operating Officer, over Mr. Heller's real estate operations for the past 15 years, has joined The Company along with certain key members of his management team to lead the Company's efforts in Northern New Jersey. The acquisition of the New Jersey Portfolio, the establishment of the Northern New Jersey Division and retention of Mr. Schaevitz, and his management team are consistent with the Company's strategy of developing a local presence in the Key Suburban Markets in the Tri-State Area through Anchor Acquisitions.

     The eleven Industrial Properties acquired by the Company during 1996 are single story properties encompassing an aggregate of approximately 856,000 square feet. As of December 31, 1996, eight of these properties were 100% leased to single tenants, one of these properties is 100% leased to two tenants and two properties are vacant and currently under redevelopment.

Leasing Activity

     During the year ended December 31, 1996, the Company leased 181,854 square feet at the Office Properties at an average effective rent (i.e., base rent adjusted on a straight-line basis for free rent periods, tenant improvements and leasing commissions) of $21.55 per square foot and 586,315 square feet at the Industrial Properties at an average effective rent of $6.16 per square foot (excluding, in both cases, Properties acquired subsequent to the 1995 IPO). During 1996, percentage leased rates at these Office Properties increased from 90.4% to 92.3% and increased from 94.6% to 95.6% at these Industrial Properties. Included in this leasing data are newly-executed leases for approximately 14,973 square feet of space at the Omni, the Company's largest office building.


     In addition to the foregoing, during 1996 the Company leased an additional 298,974 square feet of space at the Office Properties acquired during 1996. As of December 31, 1996, the percentage leased rate for the Office Properties (including the Office Properties acquired during 1996) was 91%.

Financing Activities

     The New Credit Facility. The Company has obtained a commitment for a three-year $175 million unsecured credit facility from the Chase Manhattan Bank and Union Bank of Switzerland (the "New Credit Facility"). It is expected that upon syndication the New Credit Facility will provide for a maximum borrowing amount of up to $225 million and the Company's ability to borrow thereunder will be subject to the satisfaction of certain financial covenants, including covenants relating to limitations on unsecured and secured borrowings, minimum interest and fixed charge coverage ratios, a minimum equity value and a maximum dividend payout ratio. In addition, it is expected that borrowings under the New Credit Facility would bear interest at a floating rate equal to one, two, three or six month LIBOR (at the Company's election) plus a spread ranging from 1.125% to 1.50%, based on the Company's leverage ratio. The New Credit
Facility would replace the Company's existing $150 million credit facility which is schedule to mature on June 2, 1997 (the "Credit Facility").
Borrowing under the Credit Facility bear interest at a floating rate equal to one-month LIBOR plus 1.75%. Consummation of the New Credit Facility arrangement is subject to completion of the lenders' due diligence and completion of documentation satisfactory to the Company and such lenders.

     Other Financing Activities. In connection with the acquisition of Landmark Square the Company obtained a $50 million first mortgage loan. The loan has a 10-year maturity and bears interest at a fixed rate of 8.02% for the term.

     The Company has obtained a letter commitment from a financial institution for a $58 million first mortgage loan to refinance the current outstanding mortgage indebtedness encumbering the Omni, an approximately 575,000 square foot office complex located in the Company's Nassau West Corporate Center Office Park. The loan will have a 10-year term and will bear interest at a fixed rate to be determined based on the 10 year treasury rate plus 130 basis points.

Stock Split

     On February 12, 1997, the Board of Directors of the Company declared a two-for-one stock split, to be effected as a stock dividend distributable on April 15, 1997 to stockholders of record on April 4, 1997.

Recent Offering

     On March 12, 1997 the Company sold 4,945,000 shares of the Company's common stock at $45.25 per share for an aggregate consideration of approximately $224 million before deducting offering expenses.

Corporate Strategies and Growth Opportunities

     The Company's primary business objectives are to maximize current return to stockholders through increases in distributable cash flow per share and to increase stockholders' long-term total return through the appreciation in value of its Common Stock. The Company plans to achieve these objectives by continuing Reckson's corporate strategies and capitalizing on the internal and external growth opportunities described below.

     Corporate Strategies. Management believes that throughout its 35-year operating history, Reckson has created value in its properties through a variety of market cycles by implementing the operating strategies described below. These operating strategies include the implementation of (I) a multi disciplinary leasing approach that involves architectural design and construction personnel as well as leasing professionals, (ii) innovative property marketing programs such as the Executive Center business, which was established by Reckson to provide "incubation space" for start-up companies as well as office space for satellite offices of larger companies, (iii) a comprehensive tenant service program and property amenities designed to maximize tenant satisfaction and retention, (iv) cost control management and systems that take advantage of economies of scale that arise from Reckson's market position and efficiencies attributable to the state-of-the-art energy control system at many of the Office Properties and (v) an acquisition and development strategy that is continuously adjusted in light of anticipated changes in market conditions and that seeks to capitalize on management's multidisciplinary expertise and market knowledge to modify, upgrade and reposition a property in its market place in order to maximize value.

     The Company also intends to adhere to a policy of maintaining a Debt Ratio (defined as the total debt of the Company as a percentage of the market value of outstanding shares of Common Stock on a fully diluted basis) of less than 50%. As of December 31, 1996, the Company's Debt Ratio was approximately 28.8%. This calculation includes the Company's proportionate share of the debt encumbering a joint venture property. This Debt Ratio is intended to provide the Company with financial flexibility to select the optimal source of capital (whether debt or equity) with which to finance external growth.

     Growth Opportunities. The Company intends to achieve its primary business objectives by applying its corporate strategies to the internal and external growth opportunities described below.

     Internal Growth.  As the Long Island, Westchester, New Jersey and
Southern Connecticut suburban office and industrial markets continue to improve, management believes the Company is well positioned to benefit from rental revenue growth through: (i) contractual annual compounding 4% Base Rent (i.e., gross rent excluding tenant payments on account of real estate tax, operating expense escalations and base electrical charges) increases on approximately 85% of existing leases at the Long Island Properties; (ii) periodic contractual increases in Base Rent on existing leases at the Westchester Properties, the New Jersey Properties and the Southern Connecticut Properties; and (iii) the potential for increases to Base Rents as leases expire as a result of continuing tightening of the office and industrial markets with limited new supply.

     External Growth. The Company seeks to acquire multi-tenant suburban Class A office and industrial properties located in the Tri-State Area. Management believes that the Tri-State Area presents opportunities to acquire properties at attractive yields. The Company believes that its (i) capital structure, in particular its New Credit Facility providing for a maximum borrowing amount of up to $225 million, (ii) ability to acquire a property for Units of the Operating Partnership and thereby defer the seller's income tax on gain, (iii) operating economies of scale, (iv) relationships with financial institutions and private real estate owners, and (v) fully integrated operations in four regional Divisions, will enhance the Company's ability to identify and capitalize on acquisition opportunities. The Company also intends selectively to develop new Class A suburban office and industrial properties and to continue to redevelop existing office and industrial properties as these opportunities arise. In the near future the Company will concentrate its development activities on build-to-suit industrial and Class A suburban office properties.

Environmental Matters

     Under various Federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remidation of certain hazardous or toxic substances on or in such property. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The cost of any required remediation and the owner's liability therefore as to any property is generally not limited under such enactments and could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition, or in the event of renovation or demolition. Such laws impose liability for release of ACMs into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

     All of the Office Properties and all of the Industrial Properties have been subjected to a Phase I or similar environmental audit after April 1, 1994 (which involved general inspections without soil sampling, ground water analysis or radon testing and, for the Properties constructed in 1978 or earlier, survey inspections to ascertain the existence of ACMs were conducted) completed by independent environmental consultant companies (except for 35 Pinelawn Road which was originally developed by Reckson and subjected to a Phase 1 in April 1992). These environmental audits have not revealed any environmental liability that would have a material adverse effect on the Company's business.

Item 2.        Properties

General

     As of December 31, 1996, on a pro forma basis giving effect to acquisition of the New Jersey Portfolio, the Company owned 115 properties (including three joint venture properties) encompassing 9.3 million square feet. These properties consist of 37 Class A suburban office properties encompassing approximately 4.9 million square feet, 76 industrial properties encompassing approximately 4.4 million rentable square feet and two free-standing 10,000 square foot retail properties. The rentable square feet of each property has been determined for these purposes based on the aggregate leased square footage specified in currently effective leases and, with respect to vacant space, management's estimate. In addition, as of December 31, 1996, the Company owned or had contracted to acquire approximately 140 acres of land in nine separate parcels that may present future development opportunities.

     Reckson has historically emphasized the development of large scale office and industrial parks and approximately 78% of the Office Properties (including the New Jersey Portfolio) and 63% of the Industrial Properties are located in such parks (measured by rentable square footage). The
Company believes that owning properties in planned office and industrial parks provides certain strategic advantages, including the following: (i) certain tenants prefer being located in a park with other high quality companies to enhance their corporate image, (ii) parks afford tenants certain aesthetic amenities such as a common landscaping plan, standardization of signage and common dining and recreational facilities, (iii) tenants may expand (or contract) their business within a park, enabling them to centralize business functions and (iv) a park provides tenants with access to other tenants and may facilitate business relationships between tenants.

     Also, as of December 31, 1996, the Company had invested approximately $50.9 million in certain mortgage indebtedness encumbering four Class A office properties on Long Island and one Class A office property in New Jersey encompassing an aggregate of approximately 881,000 square feet.

     Set forth below is a summary of certain information relating to the Properties, categorized by office and industrial park, as of December 31, 1996 on a pro forma basis giving effect to the acquisition of the New Jersey Portfolio.

Office Properties

     General. As of December 31, 1996, on a pro forma basis giving effect to the acquisition of the New Jersey Portfolio, the Company owned or had an interest in 37 Class A suburban office properties that encompass approximately
4.9 million rentable square feet. As of December 31, 1996, these office properties (including the New Jersey Portfolio but excluding a vacant property currently under renovation) were 91% leased to approximately 525 tenants.

     The Office Properties are Class A suburban office buildings and are well-located, well-maintained and professionally managed. In addition, these properties are modern with high finishes and achieve among the highest rent, occupancy and tenant retention rates within their sub-markets. Twenty-five of the 37 office properties(including the New Jersey Portfolio) are located in the following six planned office parks: the 23 acre North Shore Atrium, the 32 acre Huntington Melville Corporate Center, the 50 acre Nassau West Corporate Center, the 29 acre Tarrytown Corporate Center, the seven acre Landmark Square and the 32 acre Executive Hill Office Park. The buildings in these office parks offer a full array of amenities including health clubs, racquetball courts, sun decks, restaurants, computer controlled HVAC access systems and conference centers. Management believes that the location, quality of construction and amenities as well as Reckson's reputation for providing a high level of tenant service have enabled Reckson to attract and retain a national tenant base. The office tenants include national service companies, such as "Big Six" accounting firms, securities brokerage houses, insurance companies and health care providers.

     The Long Island Office Properties are leased to national tenants, as well as to local tenants. Leases on the Office Properties are typically written for terms ranging from five to ten years and require (i) payment of a fixed gross rental amount that excludes payments on account of real estate tax, operating expense escalations and base electrical charges ("Base Rent"), (ii) payment of a base electrical charge, (iii) payment of real estate tax escalations over a base year, (iv) payment of compounded annual increases to Base Rent in lieu of operating expense escalations (which the Company believes have historically exceeded the annual increase in actual operating expenses), (v) payment of overtime HVAC and electric and (vi) payment of electric escalations over a base year. In virtually all leases, the landlord is responsible for structural repairs. Renewal provisions typically provide for renewal rates at market rates or a percentage thereof, provided that such rates are not less than the most recent renewal rates.

     The Westchester Properties, Landmark Square and the New Jersey Portfolio are also leased to national tenants, as well as to local tenants. Leases are typically for terms ranging from five to ten years and require (I) payment of Base Rent, (ii) payment of a base electrical charge, (iii) payment of real estate tax escalations over a base year, (iv) payment of periodic fixed increases in Base Rent, (v) payment of operating expense escalations over a base year, and (vi) payment of electric escalations over a base year. In virtually all leases, the landlord is responsible for structural repairs. Renewal provisions typically provide for renewal rates at market rate or a percentage thereof, provided that such rates are not less than the most recent renewal rates.

     The following table sets forth certain information as of December 31, 1996 for each of the Office Properties and the New Jersey Portfolio.

The following table sets forth certain information as of December 31, 1996 for each of the office properties and the New Jersey Portfolio.
                                        Ownership
                                        Interest
                                        (Ground
                           Company's     Lease                      Land      Number
                           Percentage   Expiration     Year         Area        of
Property                   Ownership     Date)<F1>  Constructed    (Acres)    Floors
--------                   ----------   ----------  -----------    -------    ------
Office Properties:

North Shore Atrium,
Syosset, NY

  6800 Jericho Turnpike
    (North Shore Atium I)        100%    Fee            1977<F4>      13.0          2

  6900 Jericho Turnpike
    (North Shore Atrium II)      100%    Fee            1982           5.0          4
                                                                   -------
Total-North Shore Atrium                                              18.0
                                                                   =======
Huntington Melville Corporate Center,
Melville, NY

  200 Broadhollow Rd             100%    Fee            1981           4.6          4
  48 South Service Rd            100%    Fee            1986           7.3          4
                                         Leasehold
  395 North Service Rd           100%    (2081)         1988           7.5          4
  35 Pinelawn Rd                 100%    Fee            1980           6.0          2
                                                                   -------
  Total-Huntington Melville
  Corporate Center                                                    25.4
                                                                   =======
Nassau West Corporate Center,
Mitchel Field, NY

  50 Charles Lindbergh Blvd.
    (Nassau West Corporate               Leasehold
    Center II)                   100%    (2082)         1984           9.1          6
  60 Charles Lindbergh Blvd.
    (Nassau West Corporate               Leasehold
    Center I)                    100%    (2082)         1989           7.8          2
  333 Earl Ovington Blvd.                Leasehold
    (The Omni)                    60%    (2088)         1991          30.6         10
                                                                   -------
  Total-Nassau West
  Corporate Center                                                    47.5
                                                                   =======
Tarrytown Corp. Center
Tarrytown, NY

  505 White Plains Rd            100%    Fee            1974           1.4          2
  520 White Plains Rd             60%    Fee<F5>        1981           6.8          6
  555 White Plains Rd            100%    Fee            1972           4.2          5
  560 White Plains Rd            100%    Fee            1980           4.0          6
  580 White Plains Rd            100%    Fee            1977           6.1          6
  660 White Plains Rd            100%    Fee            1983          10.9          6
                                                                   -------
  Total-Tarrytown
  Corporate Center                                                    33.4
                                                                   =======
Landmark Square
Stamford, CT

  One Landmark Square            100%    Fee            1973           N/A         22
  Two Landmark Square            100%    Fee            1976           N/A          3
  Three Landmark Square          100%    Fee            1978           N/A          6
  Four Landmark Square           100%    Fee            1977           N/A          5
  Five Landmark Square           100%    Fee            1976           N/A          3
  Six Landmark Square            100%    Fee            1984           N/A         10
                                                                   -------
Total-Landmark Square                                                  7.2
                                                                   =======
Standalone Long Island
Office Properties

  88 Duryea Rd.
    Melville, NY                 100%    Fee            1986           1.5          2
  310 East Shore Rd.
    Great Neck, NY               100%    Fee            1981           1.5          4
  333 East Shore Rd.                     Leasehold
    Great Neck, NY               100%    (2030)         1976           1.5          2
  520 Broadhollow Rd.
    Melville, NY                 100%    Fee            1978           7.0          1
  1660 Walt Whitman Rd.
    Melville, NY                 100%    Fee            1980           6.5          1
  125 Baylis Rd.
    Melville, NY                 100%    Fee            1980           8.2          2
                                                                   -------
  Total-Standalone Office
  Properties                                                          26.2
                                                                   =======
Standalone Westchester
Properties

  155 White Plains Road,
    Tarrytown, NY                100%    Fee            1963          13.2          2
  235 Main Street,
     White Plains, NY            100%    Fee            1974<F6>        .4          6
  245 Main Street
     White Plains, NY            100%    Fee            1983            .4          6
  2 Church Street
    Ossining, NY                 100%    Fee            1979           1.1          2
                                                                   -------
  Total Standalone
  Westchester Properties                                              15.1
                                                                   =======
Re-Development Westchester
Properties

  360 Hamilton Avenue
    White Plains, NY              50%    Fee            1977           1.5         12
                                                                   -------
  Total Re-Development
  Westchester Properties                                               1.5
                                                                   =======
Executive Hill Office Park
West Orange, NJ

  100 Executive Drive            100%    Fee            1978          10.1          3
  200 Executive Drive            100%    Fee            1980           8.2          4
  300 Executive Drive            100%    Fee            1984           8.7          4
  10 Rooney Circle               100%    Fee            1971           5.2          3
                                                                   -------
  Total-Executive Hill
  Office Park <F7>                                                    32.2
                                                                   =======
Standalone New Jersey
Properties

  1 Paragon Drive
    Montvale, NJ                 100%    Fee            1980          11.0          2
                                                                   -------
  Total Standalone
  New Jersey Properties                                               11.0
                                                                   =======
Total-Office Properties <F8>                                         217.5
                                                                   =======

                                                                       Base    Number
                                Rentable                Annual       Rent Per    of
                                 Square    Percent       Base         Leased   Tenant
Property                          Feet     Leased    Rent<F2><F3>     Sq. Ft.  Leases
--------                      ----------   -------   ------------    --------  ------

Office Properties:

North Shore Atrium,
Syosset, NY

  6800 Jericho Turnpike
    (North Shore Atium I)        209,028     90.0%     $3,452,445      $18.34      42

  6900 Jericho Turnpike
    (North Shore Atrium II)      101,036     96.4%     $1,597,008      $16.39      10
                              ----------             ------------              ------
Total-North Shore Atrium         310,064     92.1%     $5,049,453      $17.68      52
                              ==========             ============              ======
Huntington Melville Corporate Center,
Melville, NY

  200 Broadhollow Rd              67,432     98.9%     $1,414,860      $21.23      13
  48 South Service Rd            125,372     91.4%     $1,812,269      $15.82      10
  395 North Service Rd           187,393     94.1%     $3,779,171      $21.55       7
  35 Pinelawn Rd                 105,241     86.3%     $1,719,486      $18.93      28
                              ----------             ------------              ------
  Total-Huntington Melville
  Corporate Center               485,438     92.4%     $8,745,786      $21.34      58
                              ==========             ============              ======
Nassau West Corporate Center,
Mitchel Field, NY

  50 Charles Lindbergh Blvd.
    (Nassau West Corporate
    Center II)                   211,845     93.1%     $4,271,620      $21.66      23
  60 Charles Lindbergh Blvd.
    (Nassau West Corporate
    Center I)                    186,889    100.0%     $3,692,510      $19.72       8
  333 Earl Ovington Blvd.
    (The Omni)                   575,000     89.8%    $14,080,699      $27.26      29
                              ----------             ------------              ------
  Total-Nassau West
  Corporate Center               973,734     92.5%    $22,044,829      $24.47      60
                              ==========             ============              ======
Tarrytown Corp. Center
Tarrytown, NY

  505 White Plains Rd             26,468     91.7%       $422,178      $17.40      19
  520 White Plains Rd            171,761    100.0%     $3,192,362      $18.59       1
  555 White Plains Rd            121,585    100.0%     $1,503,378      $12.36       9
  560 White Plains Rd            126,471     95.9%     $1,618,962      $13.35      18
  580 White Plains Rd            170,726     94.6%     $2,979,362      $18.45      21
  660 White Plains Rd            258,715     97.4%     $4,148,165      $16.46      51
                              ----------             ------------              ------
  Total-Tarrytown
  Corporate Center               875,726     97.3%    $13,864,407      $16.27     119
                              ==========             ============              ======
Landmark Square
Stamford, CT

  One Landmark Square            296,716     83.5%     $4,987,291      $20.13      60
  Two Landmark Square             39,701     42.2%       $301,754      $18.00       8
  Three Landmark Square          128,286     78.4%     $2,188,392      $21.77      20
  Four Landmark Square           104,446     80.7%     $1,666,666      $19.76      17
  Five Landmark Square            57,273     87.7%       $175,000       $3.48       1
  Six Landmark Square            171,899     92.3%     $3,457,825      $21.80       8
                              ----------             ------------              ------
Total-Landmark Square            798,321              $12,776,928      $19.41     114
                              ==========             ============              ======
Standalone Long Island
Office Properties

  88 Duryea Rd.
    Melville, NY                  25,061     95.6%       $392,660      $16.40       5
  310 East Shore Rd.
    Great Neck, NY                50,000    100.0%     $1,163,186      $23.21      21
  333 East Shore Rd.
    Great Neck, NY                17,715     99.6%       $435,536      $24.68       9
  520 Broadhollow Rd.
    Melville, NY                  83,176    100.0%     $1,473,201      $17.71       5
  1660 Walt Whitman Rd.
    Melville, NY                  73,115    100.0%       $917,715      $12.55       5
  125 Baylis Rd.
    Melville, NY                  98,329     99.4%     $2,119,188      $21.69      10
                              ----------             ------------              ------
  Total-Standalone Office
  Properties                     347,396     99.5%     $6,501,486      $18.81      55
                              ==========             ============              ======
Standalone Westchester
Properties

  155 White Plains Road,
    Tarrytown, NY                 60,909     79.5%       $758,282      $15.66       5
  235 Main Street,
    White Plains, NY              83,237     65.2%       $930,704      $17.14      20
  245 Main Street
    White Plains, NY              73,543     79.5%     $1,072,844      $18.36      13
  2 Church Street
    Ossining, NY                  24,250     49.2%       $144,453      $12.12       2
                              ----------             ------------              ------
  Total Standalone
  Westchester Properties         241,939     71.5%     $2,906,283      $16.79      40
                              ==========             ============              ======
Re-Development Westchester
Properties

  360 Hamilton Avenue
    White Plains, NY             365,000      ---             ---         ---     ---
                              ----------             ------------              ------
  Total Re-Development
  Westchester Properties         365,000      ---             ---         ---     ---
                              ==========             ============              ======
Executive Hill Office Park
West Orange, NJ

  100 Executive Drive             92,872     97.1%     $1,665,402      $18.48      12
  200 Executive Drive            102,630     91.6%     $1,639,734      $17.45      19
  300 Executive Drive            126,196     99.4%     $2,440,181      $19.46      12
  10 Rooney Circle                70,000      ---             ---         ---     ---
                              ----------             ------------              ------
  Total-Executive Hill
  Office Park <FN7>              391,698     96.2%     $5,745,317      $18.56      43
                              ==========             ============              ======
Standalone New Jersey
Properties

  1 Paragon Drive
    Montvale, NJ                 104,599     96.4%     $1,868,979      $18.54      15
                              ----------             ------------              ------
  Total Standalone
  New Jersey Properties          104,599     96.4%     $1,868,979      $18.54      15
                              ==========             ============              ======
Total-Office Properties<FN8>   4,893,915     91.4%    $79,503,468                 556
                              ==========             ============              ======

<F1>
Ground lease expirations assume exercise of renewal options by the lessee.
<F2>
Represents Base Rent of signed leases at December 31, 1995 adjusted for scheduled contractual increases during 12 months ending December 31, 1996. Total Base Rent for these purposes reflects the effect of any lease expirations that occur during the 12 month period ending December 31, 1996. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.
<F3>
Base Rents differ from Effective Rents in that Effective Rents have been adjusted on a straight-line basis for free rent periods, tenant improvements and leasing commissions.
<F4>
Year acquired; renovated in 1978.
<F5>
The actual fee interest in 520 White Plains Road is held by the County of Westchester Industrial Development Agency. The fee interest in 520 White Plains Road may be acquired if the outstanding principal balance under certain loan agreements and annual basic installments are prepaid in full.
<F6>
Year renovated.
<F7>
Percent leased data excluding 10 Rooney Circle, a property under development.
<F8>
Percent leased data excludes the properties under re-development.

Industrial Properties

     General. As of December 31, 1996, the Company owned or had an interest in 76 Industrial Properties that encompass approximately 4.4 million rentable square feet. All but one of the Industrial Properties are located on Long Island. As of December 31, 1996, the Industrial Properties were 96.8% leased to approximately 160 tenants. Many of the Industrial Properties have been constructed with high ceiling heights (i.e., above 18 feet), upscale office building facades, parking in excess of zoning requirements, drive-in and/or loading dock facilities, and other features which permit them to be leased for industrial and/or office purposes.

     The Industrial Properties are leased to national tenants as well as to local companies. These tenants utilize the Industrial Properties for distribu-tion, warehousing, research and development and light manufacturing/assembly activities. Leases on the Industrial Properties are typically written for terms ranging from three to seven years and require (I) payment of a Base Rent,
(ii) payments of real estate tax escalations over a base year, (iii) payments of compounded annual increases to Base Rent and (iv) reimbursement of all operating expenses. Electric costs are borne and paid directly by the tenant. Certain leases are "triple net" (i.e., the tenant is required to pay in addition to annual Base Rent, all operating expenses and real estate taxes). In virtually all leases, the landlord is responsible for structural repairs. Renewal provisions typically provide for renewal rents at market rates, provided that such rates are not less than the most recent rental rates.

     Approximately 63% of the Industrial Properties measured by square footage, are located in three large scale planned industrial parks that were developed by Reckson. They are (I) Vanderbilt Industrial Park, a 400-acre industrial park containing 50 buildings with approximately 3.6 million square feet.(ii) Airport International Plaza a 200-acre industrial park containing 32 buildings with approximately 1.4 million square feet, and (iii) County Line Industrial Center, a 28-acre industrial park containing six buildings and approximately one million square feet.

     In addition to its industrial parks, as of December 31, 1996, the Company owned 21 stand alone Industrial Properties. As of December 31, 1996, these Properties were 96.7% leased to approximately 35 tenants.

        The following table sets forth certain information as of December 31, 1996 for each of the Industrial Properties.
                                      Ownership
                                      Interest
                                      (Ground                                        Percentage
                         Company's     Lease                     Land    Clearance     Office/
                         Percentage   Expiration     Year        Area      Height      R & D
Property                 Ownership      Date)     Constructed   (Acres)  (Feet)<F1>    Finish
--------                 ----------   ----------  -----------   -------  ----------  ----------
Industrial Properties:

Vanderbilt Industrial Park
Hauppauge, NY

  360 Vanderbilt Motor
  Parkway                     100%       Fee         1967           4.2          16          62%
  410 Vanderbilt Motor
  Parkway                     100%       Fee         1965           3.0          15           7%
  595 Old Willets Path        100%       Fee         1968           3.5          14          14%
  611 Old Willets Path        100%       Fee         1963           3.0          14          11%
  631/641 Old Willets Path    100%       Fee         1965           1.9          14          31%
  651/661 Old Willets Path    100%       Fee         1966           2.0          14          45%
  671 Old Willets Path        100%       Fee         1966           1.5          14           8%
  681 Old Willets Path        100%       Fee         1961           1.3          14          10%
  740 Old Willets Path        100%       Fee         1965           3.5          14           5%
  325 Rabro Dr                100%       Fee         1967           2.7          14          10%
  250 Kennedy Dr              100%       Fee         1979           7.0          16           9%
  90 Plant Ave                100%       Fee         1972           4.3          16          13%
  110 Plant Ave               100%       Fee         1974           6.8          18           8%
  55 Engineers Rd             100%       Fee         1968           3.0          18           8%
  65 Engineers Rd             100%       Fee         1969           1.8          22          10%
  85 Engineers Rd             100%       Fee         1968           2.3          18           5%
  100 Engineers Rd            100%       Fee         1968           5.0          14          11%
  150 Engineers Rd            100%       Fee         1969           6.8          22          11%
  20 Oser Ave                 100%       Fee         1979           5.0          16          18%
  30 Oser Ave                 100%       Fee         1978           4.4          16          21%
  40 Oser Ave                 100%       Fee         1974           3.1          16          33%
  50 Oser Ave                 100%       Fee         1975           4.1          21          15%
  60 Oser Ave                 100%       Fee         1975           3.3          21          19%
  63 Oser Ave                 100%       Fee         1974           1.2          20           9%
  65 Oser Ave                 100%       Fee         1975           1.2          18          10%
  73 Oser Ave                 100%       Fee         1974           1.2          20          15%
  80 Oser Ave                 100%       Fee         1974           1.1          18          25%
  85 Nicon Ct                 100%       Fee         1978<F5>       6.1          30          10%
  90 Oser Ave                 100%       Fee         1973           1.1          16          26%
  104 Parkway Dr              100%       Fee         1985<F9>       1.8          15          50%
  110 Ricefield Ln            100%       Fee         1980<F9>       2.0          15          25%
  120 Ricefield Ln            100%       Fee         1983<F9>       2.0          15          24%
  125 Ricefield Ln            100%       Fee         1973<F9>       2.0          14          20%
  135 Ricefield Ln            100%       Fee         1981<F9>       2.1          15          10%
                                                                -------
  Total Vanderbilt Industrial
  Park                                                            105.3
                                                                =======
Airport International Plaza
Islip, NY

  20 Orville Dr               100%       Fee         1978           1.0          16          50%
  25 Orville Dr               100%       Fee         1970           2.2          16         100%
  50 Orville Dr               100%       Fee         1976           1.6          15          20%
  65 Orville Dr               100%       Fee         1971           2.2          14          13%
  70 Orville Dr               100%       Fee         1975           2.3          22           7%
  80 Orville Dr               100%       Fee         1988           6.5          16          21%
  85 Orville Dr               100%       Fee         1974           1.9          14          20%
  95 Orville Dr               100%       Fee         1974           1.8          14          10%
  110 Orville Dr              100%       Fee         1979           6.4          24          15%
  180 Orville Dr              100%       Fee         1982           2.3          16          18%
  1101 Lakeland Ave           100%       Fee         1983           4.9          20           8%
  1385 Lakeland Ave           100%       Fee         1973           2.4          16          18%
  125 Wilbur Place            100%       Fee         1977           4.0          16          31%
  140 Wilbur Place            100%       Fee         1973           3.1          20          37%
  160 Wilbur Place            100%       Fee         1978           3.9          16          30%
  170 Wilbur Place            100%       Fee         1979           4.9          16          28%
  4040 Veterans Highway       100%       Fee         1972           1.0          14         100%
                                                                -------
  Total Airport International
  Plaza                                                            52.4
                                                                =======
County Line Industrial Center
Melville, NY

  5 Hub Dr                    100%       Fee         1979           6.9          20          20%
  10 Hub Dr                   100%       Fee         1975           6.6          20          15%
  30 Hub Dr                   100%       Fee         1976<F9>       5.1          20          18%
  265 Spagnoli Rd             100%       Fee         1978           6.0          20          28%
                                                                -------
  Total County Line Industrial
  Center                                                           24.6
                                                                =======
Standalone Industrial Properties

  32 Windsor Pl.
    Islip, NY                 100%       Fee         1971           2.5          18          10%
  42 Windsor Pl.
    Islip, NY                 100%       Fee         1972           2.4          18           8%
  208 Blydenburgh Rd.
    Islandia, NY              100%       Fee         1969           2.4          14          17%
  210 Blydenburgh Rd.
    Islandia, NY              100%       Fee         1969           1.2          14          16%
  71 Hoffman Ln.
    Islandia, NY              100%       Fee         1970           5.8          16          10%
  300 Motor Parkway,
    Hauppauge, NY             100%       Fee         1979           4.2          14         100%
  933 Motor Parkway
    Smithtown, NY             100%       Fee         1973           5.6          20          26%
  65 S. Service Rd. <F4>,
    Plainview, NY             100%       Fee         1961           1.6          14          10%
  85 S. Service Rd.
    Plainview, NY             100%       Fee         1961           1.6          14          60%
  135 Fell Ct.
    Islip, NY                 100%       Fee         1965<F7>       3.2          16          20%
  40 Cragwood Rd.,
    S. Plainfield, NJ         100%       Fee         1965          13.5          16          49%
  110 Marcus Drive,
    Huntington, NY            100%       Fee         1980           6.1          20          39%
  1516 Motor Parkway,
    Hauppauge, NY             100%       Fee         1981<F5>       7.9          24           5%
  19 Nicholas Drive,
    Yaphank, NY               100%       Fee         1989<F5>      29.6          24           5%
  70 Schmitt Boulevard,
    Farmingdale, NY           100%       Fee         1975<F5>       4.4          18          10%
  105 Price Parkway,
    Farmingdale, NY           100%       Fee         1969<F9>      12.0          26         8.5%
  70 Maxess Road,
    Melville, NY              100%       Fee         1969<F5>       9.3          15          38%
  48 Harbor Park Dr.,
    Port Washington, NY       100%       Fee         1976<F9>       2.7          16         100%
  20 Melville Road,
    Melville, NY              100%       Fee         1965<F9>       4.0          23          66%
                                                                -------
  Total Standalone Industrial
  Properties                                                      120.0
                                                                =======
Properties under re-development

  100 Andrews Road,
    Hicksville, NY            100%       Fee         1954<F9>       7.7          25          ---
  65 Marcus Dr.,
    Melville, NY              100%       Fee         1968<F9>       5.0          16          ---
                                                                -------
  Total Properties under
  re-development                                                   12.7
                                                                =======
Total Industrial Properties <F8>                                  315.0
                                                                =======

                                                      Annual     Base     Number
                              Rentable                 Base     Rent Per    of
                               Square    Percent       Rent      Leased   Tenant
Property                        Feet     Leased     <FN2><FN3>   Sq. Ft.  Leases
--------                     ---------  -------     ----------- --------  ------
Industrial Properties:

Vanderbilt Industrial Park
Hauppauge, NY

  360 Vanderbilt Motor
  Parkway                       54,000    100.0%       $429,885    $7.96       1
  410 Vanderbilt Motor
  Parkway                       41,784    100.0%       $182,584    $4.37       4
  595 Old Willets Path          31,670    100.0%       $146,391    $4.62       4
  611 Old Willets Path          20,000    100.0%       $108,238    $5.41       2
  631/641 Old Willets Path      25,000     80.0%       $134,373    $6.72       2
  651/661 Old Willets Path      25,000     60.0%        $97,246    $6.48       5
  671 Old Willets Path          20,000    100.0%        $89,781    $4.49       1
  681 Old Willets Path          15,000    100.0%        $68,984    $4.60       1
  740 Old Willets Path          30,000    100.0%        $29,676    $0.99       1
  325 Rabro Dr                  35,000     33.4%        $70,290    $6.02       1
  250 Kennedy Dr               127,980    100.0%       $410,412    $3.21       1
  90 Plant Ave                  75,000    100.0%       $326,456    $4.35       3
  110 Plant Ave                125,000    100.0%       $515,004    $4.12       1
  55 Engineers Rd               36,000    100.0%       $290,916    $8.08       1
  65 Engineers Rd               23,000    100.0%       $121,555    $5.29       1
  85 Engineers Rd               40,800    100.0%       $113,842    $2.79       2
  100 Engineers Rd              88,000    100.0%       $339,888    $3.86       1
  150 Engineers Rd             135,000    100.0%       $408,252    $3.02       1
  20 Oser Ave                   42,000    100.0%       $262,069    $6.24       3
  30 Oser Ave                   42,000    100.0%       $284,886    $6.78       5
  40 Oser Ave                   59,800    100.0%       $257,175    $4.30      13
  50 Oser Ave                   60,000    100.0%       $234,000    $3.90       1
  60 Oser Ave                   48,000    100.0%       $187,200    $3.90       1
  63 Oser Ave                   22,000    100.0%       $100,650    $4.58       1
  65 Oser Ave                   20,000    100.0%       $107,196    $5.36       1
  73 Oser Ave                   20,000    100.0%       $107,178    $5.36       1
  80 Oser Ave                   19,500    100.0%        $60,326    $3.09       1
  85 Nicon Ct                  104,000    100.0%       $458,860    $4.41       1
  90 Oser Ave                   37,500    100.0%       $116,718    $3.11       1
  104 Parkway Dr                27,600    100.0%       $178,500    $6.44       1
  110 Ricefield Ln              32,264    100.0%       $144,851    $4.99       1
  120 Ricefield Ln              33,060    100.0%       $156,000    $4.72       1
  125 Ricefield Ln              30,495    100.0%       $181,264    $5.94       1
  135 Ricefield Ln              32,340    100.0%       $188,001    $5.81       1
                             ---------              -----------           ------
  Total Vanderbilt Industrial
  Park                       1,578,793     97.6%     $6,908,647    $4.48      67
                             =========              ===========           ======
Airport International Plaza
Islip, NY

  20 Orville Dr                 12,852    100.0%        $93,880    $7.30       1
  25 Orville Dr                 32,300     72.4%       $320,897   $13.73       1
  50 Orville Dr                 28,000        0%          $   0    $0.00       0
  65 Orville Dr                 32,000    100.0%       $151,484    $4.73       2
  70 Orville Dr                 41,508    100.0%       $266,011    $6.41       2
  80 Orville Dr                 92,544    100.0%       $620,965    $6.71      10
  85 Orville Dr                 25,000    100.0%       $119,730    $4.79       1
  95 Orville Dr                 25,000    100.0%       $120,000    $4.80       1
  110 Orville Dr               110,000    100.0%       $607,567    $5.52       1
  180 Orville Dr                37,612    100.0%       $206,014    $5.48       2
  1101 Lakeland Ave             90,411    100.0%       $581,837    $6.44       1
  1385 Lakeland Ave             35,000    100.0%       $172,603    $4.93       3
  125 Wilbur Place              62,686     84.2%       $233,751    $4.43      12
  140 Wilbur Place              48,500    100.0%       $260,253    $5.37       2
  160 Wilbur Place              62,710    100.0%       $403,273    $6.43       6
  170 Wilbur Place              72,062    100.0%       $333,745    $4.63       9
  4040 Veterans Highway          2,800    100.0%        $54,061   $19.31       1
                             ---------              -----------           ------
  Total Airport International
  Plaza                        810,985     94.2%     $4,546,071    $5.95      55
                             =========              ===========           ======
County Line Industrial Center
Melville, NY

  5 Hub Dr                      88,001    100.0%       $464,084    $5.17       2
  10 Hub Dr                     95,546    100.0%       $628,496    $6.58       6
  30 Hub Dr                     73,127    100.0%       $348,738    $4.77       2
  265 Spagnoli Rd               85,500    100.0%       $565,230    $6.61       4
                             ---------              -----------           ------
  Total County Line Industrial
  Center                       342,174    100.0%     $2,006,548    $5.86      14
                             =========              ===========           ======
Standalone Industrial Properties

  32 Windsor Pl.
    Islip, NY                   43,000    100.0%       $123,200    $2.87       1
  42 Windsor Pl.
    Islip, NY                   65,000    100.0%       $210,600    $3.24       1
  208 Blydenburgh Rd.
    Islandia, NY                24,000     94.3%       $109,414    $4.83       4
  210 Blydenburgh Rd.
    Islandia, NY                20,000    100.0%        $90,379    $4.52       4
  71 Hoffman Ln.
    Islandia, NY                30,040    100.0%       $162,358    $5.34       1
  300 Motor Parkway,
    Hauppauge, NY               55,942     82.4%       $673,525   $14.60      10
  933 Motor Parkway
    Smithtown, NY               48,000    100.0%       $309,504    $6.45       1
  65 S. Service Rd. <FN4>,
    Plainview, NY               10,000    100.0%        $53,050    $5.31       1
  85 S. Service Rd.
    Plainview, NY               20,000    100.0%       $124,497    $6.22       2
  135 Fell Ct.
    Islip, NY                   30,000    100.0%       $222,756    $7.43       1
  40 Cragwood Rd.,
    S. Plainfield, NJ          135,000     74.0%     $1,186,365   $11.87       2
  110 Marcus Drive,
    Huntington, NY              78,240    100.0%       $599,511    $7.66       1
  1516 Motor Parkway,
    Hauppauge, NY              140,000    100.0%       $837,200    $5.98       1
  19 Nicholas Drive,
    Yaphank, NY                145,000    100.0%       $907,726    $6.26       1
  70 Schmitt Boulevard,
    Farmingdale, NY             76,312    100.0%       $851,296   $11.16       1
  105 Price Parkway,
    Farmingdale, NY            297,000    100.0%     $1,270,687    $4.28       1
  70 Maxess Road,
    Melville, NY                78,000    100.0%       $606,528    $7.78       2
  48 Harbor Park Dr.,
    Port Washington, NY         35,000    100.0%       $628,833   $17.97       1
  20 Melville Road,
    Melville, NY                67,922    100.0%       $423,946    $6.24       1
                             ---------              -----------           ------
  Total Standalone Industrial
  Properties                 1,398,816     96.7%     $9,391,375    $6.94      37
                             =========              ===========           ======
Properties under re-development

  100 Andrews Road,
    Hicksville, NY             167,500       ---            ---      ---     ---
  65 Marcus Dr.,
    Melville, NY                60,000       ---            ---      ---     ---
                             ---------              -----------           ------
  Total Properties under
  re-development               227,500       ---            ---      ---     ---
                             =========              ===========           ======
  Total Industrial
  Properties <FN8>           4,358,268      96.8%   $22,852,641    $5.71     173
                             =========              ===========           ======

<FN1>
Calculated as the difference from the lowest beam to floor.
<FN2>
Represents Base Rent of signed leases at December 31, 1995 adjusted for scheduled contractual increases during the 12 months ending December 31,
1996.   Total Base Rent for these purposes reflects the effect of any lease expirations that occur during the 12 month period ending December 31, 1996. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.
<FN3>
Base Rents differ from Effective Rents in that Effective Rents have been adjusted on a straight-line basis for free rent periods, tenant improvements and leasing commissions.
<FN4>
A tenant has been granted an option exercisable after April 30, 1997 and prior to October 31, 2002 to purchase this property for $600,000.
<FN5>
Acquired in 1995.
<FN6>
The actual fee interest in 19 Nicolas Drive is currently held by the Town of Brookhaven Industrial Development Agency. The Company may acquire such fee interest by making a nominal payment to the Town of Brookhaven Industrial Development Agency.
<FN7>
Acquired in 1992.
<FN8>
Percent leased data excludes the properties under re-development.
<FN9>
Acquired in 1996.

Retail Properties

     As of December 31, 1996, the Company owned two free-standing 10,000 square foot retail properties. One retail property was 100% leased as of December 31, 1996, to a single tenant and one retail property was vacant. The lease expires in 2000. The retail properties are located in Great Neck, New York and Huntington, New York.

Land Held for Development

     As of December 31, 1996, the Company owned approximately 140 acres of land in nine separate parcels, five of which are located in Suffolk County, New York and one of which is located adjacent to the Industrial Property in South Plainfield, New Jersey. The Parcels have been zoned for potential industrial and retail development. The Company plans to seek "build to suit" opportunities as market conditions permit.

Historical Non-Incremental Revenue-Generating Capital Expenditures, Tenant Improvement Costs and Leasing Commissions

     The following table sets forth annual and per square foot recurring, non-incremental revenue-generating capital expenditures and non-incremental revenue-generating tenant improvement costs and leasing commissions incurred by the Company to retain revenues attributable to existing leased space for the period 1992 through 1996 for the Office Properties and the Industrial Properties. As noted, revenue-generating tenant improvement costs and leasing commissions are excluded from the table set forth immediately below. The historical capital expenditures, tenant improvement costs and leasing commissions set forth below are not necessarily indicative of future recurring, non-incremental revenue-generating capital expenditures or non-incremental revenue-generating tenant improvement costs and leasing commissions.

                                         1992        1993        1994        1995        1996
                                       --------    --------    --------    --------    --------
Capital Expenditures
  Long Island Office Properties
    Annual                             $355,562    $227,996    $158,340    $364,545    $212,694
    Per square foot                         .23         .15         .10         .19         .11
  Westchester Office Properties
    Annual                                  N/A         N/A         N/A         N/A    $162,332
    Per square foot                         N/A         N/A         N/A         N/A         .16
  Landmark Square
    Annual                                  N/A         N/A         N/A         N/A         N/A
    Per square foot                         N/A         N/A         N/A         N/A         N/A
  Industrial Properties
    Annual                              119,568     276,052     524,369     290,457    $670,751
    Per square foot                         .04         .09         .18         .08         .18
Non-Incremental Revenue-Generating Tenant
Improvement Costs and Leasing Commissions
  Long Island Office Properties
    Annual Tenant Improvement Costs     $79,405    $406,602    $902,312    $452,057    $523,574
    Per square foot improved               1.04        1.93        5.13        4.44        4.28
    Annual Leasing Commissions          154,583     670,736     341,253     144,925     119,047
    Per square foot leased                 2.03        3.18        1.94        1.42         .97
    Total per square foot                 $3.07       $5.11       $7.07       $5.86       $5.25
Westchester Office Properties
    Annual Tenant Improvement Costs         N/A         N/A         N/A         N/A    $834,764
    Per square foot improved                N/A         N/A         N/A         N/A        6.33
    Annual Leasing Commissions              N/A         N/A         N/A         N/A     264,388
    Per square foot leased                  N/A         N/A         N/A         N/A        2.00
    Total per square foot                   N/A         N/A         N/A         N/A       $8.33
Landmark Square
    Annual Tenant Improvement Costs         N/A         N/A         N/A         N/A     $58,000
    Per square foot improved                N/A         N/A         N/A         N/A       12.45
    Annual Leasing Commissions              N/A         N/A         N/A         N/A           0
    Per square foot leased                  N/A         N/A         N/A         N/A           0
    Total per square foot                   N/A         N/A         N/A         N/A      $12.45
Industrial Properties
    Annual Tenant Improvement Costs    $216,854    $186,761    $585,891    $210,496    $380,334
    Per square foot improved                .77         .33         .88         .90         .72
    Annual Leasing Commissions          100,387     278,905     176,040     107,351     436,213
    Per square foot leased                  .35         .49         .27         .46         .82
    Total per square foot                 $1.12        $.82       $1.15       $1.36       $1.54

The Option Properties

     Six properties owned by Reckson (the "Reckson Option Properties") and four properties in which Reckson owns a non-controlling minority interest (the "Other Option Properties") and, together with the Reckson Option Properties, the ("Option Properties") were not contributed to the Operating Partnership upon completion of the IPO. However, the Operating Partnership was granted
10 year options to acquire interests in the Option Properties under the terms and conditions described below. As of the date hereof, the Company had acquired or contracted to acquire all but two of the Reckson Option Properties.

     The two remaining Reckson Option Properties are comprised of 225 Broadhollow Road, Melville, New York, a 185,889 square foot suburban Class A office property located in the Huntington Melville Corporate Center, and, 593 Acorn Street, Babylon, New York, a 39,551 square foot stand alone industrial property both of which are managed by the Company.

     The Operating Partnership has been granted options, exercisable over a 10 year period that commenced upon closing of the IPO, to acquire each of the Reckson Option Properties and Reckson's ownership interest in the Other Option Properties at a purchase price equal to the lesser of (I) a fixed price (the "Fixed Price") and (ii) the Net Operating Income attributable to such Option Property during the 12 month period preceding exercise of the option by the Operating Partnership (multiplied by Reckson's percentage ownership interest in the case of the Other Option Properties) divided by a capitalization rate of 11.5%; provided that, in no event shall the purchase price be less than the outstanding balance of the mortgage debt encumbering the Option Property (multiplied by Reckson's percentage ownership interest in the case of the Other Option Properties) on the acquisition date. Net Operating Income is defined generally for these purposes as gross income minus annual operating costs. The portion of the purchase price not required to repay mortgage debt and other transaction costs incurred in connection with the sale of such Option Property shall be payable in Units. The fixed price for 225 Broadhollow Road and 593 Acorn Street is $21,242,000 and $878,100, respectively.

     The Reckson partnerships that currently own the Reckson Option Properties may sell any of these properties to a party other than the Operating Partnership, provided that the selling entity provides the Company with 30-days advance notice of such sale. Upon receiving such notice, the Company may then elect to exercise the option to acquire the Reckson Option Property and, if it so chooses, sell the property to such party.

     In addition to the foregoing, in the event a sale of any Option Property to a third party is consummated, the Operating Partnership will receive "Reckson's Net After Tax Profit" from such sale. Reckson's Net After Tax Profit is defined generally for such purposes as the product of (I) Reckson's percentage ownership interest in the Option Property (100% in the case of Reckson Option Properties) multiplied by (ii) the excess of the gross sales price over the total of any outstanding mortgage or other encumbrance, the federal income tax payable by the partners as a result of the sale, as well as other transaction costs incurred in connection with the sale of such Option Property, including transfer taxes, closing adjustments, brokerage commissions, legal fees and accounting fees.

     The terms of the options granted to the Operating Partnership with respect to the Option Properties have not been based on appraisals and are not the product of an arm's-length negotiation since members of the Rechler family maintain an ownership interest in such Option Properties. However, management believes that such terms are fair to the Company and a determination by the Operating Partnership to exercise an option to acquire an interest in any Option Property shall be subject to the approval of the Independent Directors and, with respect to interests in the Other Option Properties, the approval of Reckson's partners.

Mortgage Indebtedness

The following table sets forth certain information regarding the mortgage debt of the Company, as of December 31, 1996.
                               Principal
                                 Amount          Interest       Maturity     Amortization
Property                       Outstanding         Rate           Date         Schedule
--------                     --------------      --------       --------     ------------
6800 Jericho Turnpike
  (North Shore Atrium I)        $15,001,000        7 1/4%        6/10/00              ---
6900 Jericho Turnpike
  (North Shore Atrium II)        $5,279,000        7 1/4%        6/10/00              ---
200 Broadhollow Rd               $6,649,000        7 3/4%        6/02/02                 <F7>
395 North Service Road          $10,000,000         6.82%        6/02/00                 <F8>
50 Charles Lindbergh Blvd       $15,479,000        7 1/4%        7/10/01              ---
333 Earl Ovington Blvd.         $32,580,000 <F2>   7 4/5% <F3>   6/02/00          25 year<F8>
  (The Omni) <F1>               $10,000,000 <F4>   6 1/4% <F5>  12/20/00                 <F9>
310 East Shore Rd                $2,322,000            8%        7/01/02              ---
80 Orville Dr                    $2,616,000        7 1/2% <F6>   2/01/04              ---
70 Maxess Road                   $1,900,000        8 3/4%       12/21/00          20 year<F10>
70 Schmitt Boulevard               $642,000        9 1/4%        8/01/99                 <F11>
580 White Plains Road            $9,097,000        7 3/8%        9/01/00          25 year
Landmark Square                 $49,948,000         8.02%       10/07/06          25 year
                             --------------
Total                          $161,513,000
                             ==============

<F1>
The Company has a 60% general partnership interest in the Omni Partnership. The Company's proportionate share of the aggregate principal amount of the mortgage debt on the Omni is $25.5 million.
<F2>
$26 million of this principal amount is attributable to a first mortgage loan (the "First Mortgage Loan") and $6,580,000 to a borrowing under a tenant improvement facility (the "TI Facility"). Borrowings under the TI Facility are made under the same terms as the First Mortgage Loan. The Company has guaranteed $15.6 million (60%) of the outstanding loan balance of the First Mortgage Loan due during an initial term of two years, and $5.6 million thereof subsequent to the initial two years. In addition, the Company has guaranteed 60% of the outstanding borrowings under the TI Facility during such initial two year term and, thereafter, 100% of such borrowings. Also, the Company has guaranteed the payment of ground lease payments, real estate taxes and insurance.
<F3>
Under the terms of the loan, interest is normally payable at a variable rate per annum equal to 1.5% above the 30-day LIBOR; however, prior to completion of the IPO, the Company entered into an interest rate swap agreement that effectively fixed the interest rate on the $27.2 million principal amount outstanding on the date of the IPO during the term of the loan at no greater than 7.8%.
<F4>
Subordinated in full to the outstanding balance of the First Mortgage Loan and borrowings under the TI Facility.
<F5>
Interest rate adjusted at January 1, 1997 to 8%. Rate changes to 8.5% at January 1, 1998 for remainder of term.
<F6>
Interest rate increases to 10.1% after the first five years of the loan.
<F7>
Interest only during years one through three. Thereafter, the Company will pay equal monthly installments of principal and interest with amortization based on a 30 year schedule.
<F8>
Interest only during years one and two.
<F9>
Interest only during years one through three; 30 year amortization years four and five; 28 year amortization years six through maturity.
<F10>
Interest only during year one.
<F11>
Interest only during year one. Scheduled principal payments of $14,583 per month for the period September 1996 to August 1997. Principal payments of $25,000 per month for the period September 1997 to August 1998. Principal payments of $18,750 per month for the period September 1998 to August 1999.

Item 3.        Legal Proceedings

     The Company is not presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations or business or financial condition of the Company.

Item 4.        Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 1996.

                             Part II

Item 5.        Market For Registrant's Common Equity and
               Related Stockholder matters

     The Company's common stock began trading on the New York Stock Exchange ("NYSE") on May 25, 1995, under the symbol "RA." On March 18,1997, the reported closing sale price on the NYSE was $45.50 and there were approximately 267 holders of record of Common Stock. The following table sets forth the quarterly high and low closing sales prices per share of the common stock reported on the NYSE and the distributions paid by the Company with respect to each such quarter.

                                     High        Low       Distribution
                                   -------     -------     ------------
June 30, 1995 (from June 2, 1995)  $24.625     $24.000           $.1799 <F1>

September 30, 1995                 $27.875     $24.250           $.5781

December 31, 1995                  $29.500     $25.875           $.5781

March 31, 1996                     $32.250     $29.125           $.5781

June 30, 1996                      $33.000     $29.250             $.60 <F2>

September 30, 1996                 $37.125     $31.000             $.60

December 31, 1996                  $42.675     $35.250             $.60

<F1>
The Company paid a distribution of $.1799 per share of common stock on July 14, 1995, for the period June 2, 1995 (the closing date of the IPO) through June 30, 1995, which is approximately equivalent to a quarterly distribution of $.5781 and annual distribution of $2.31 per share of Common Stock.
<F2>
Commencing with the distribution for the quarter ended June 30, 1996, the Board of Directors of the Company increased the quarterly distribution to $.60 per share, which is equivalent to an annual distribution of $2.40 per share.

     On September 21, 1994, prior to completion of the IPO, the Company was capitalized with the issuance to each of Donald Rechler and Roger Rechler of 50 shares of common stock for a purchase price of $10.00 per share. In addition, on June 2, 1995 (the closing date of the IPO), the Company completed a concurrent offering of 400,000 shares of common stock to members of the Rechler family at the initial public offering price of $24.25 per share. The Company issued these shares in reliance on an exception from registration under Section 4(2) of the Securities Act of 1933.

Item 6.        Selected Financial Data

The following table sets forth selected consolidated/combined financial data for the Company and the Reckson Group and should be read in conjunction with the consolidated/combined financial statements included elsewhere in this Form 10-K.
                                                    Reckson
                                   Reckson         Associates
                                  Associates      Realty Corp.       Reckson Group
                                 Realty Corp.    for the Period      for the Period
                                Year Ended to    June 3, 1995 to    January 1, 1995       Reckson Group for the
                                 December 31,      December 31,        to June 2,        Year Ended December 31,
                                    1996             1995<F1>           1995<F1>        1994      1993      1992
                                 -----------       -----------        -----------     --------  --------  --------
Operating Data:
Revenues                           $96,141           $38,455            $22,818        $56,931   $60,347   $59,644
Operating expenses                  39,950            15,337             11,396         29,985    28,396    27,692
Interest expense                    13,331             5,331              7,622         17,426    27,454    27,597
Income (loss before minority
  interests' and extraordinary
  items                             25,190            10,554                194          1,246    (7,233)   (7,934)
Minority interests                   6,768             3,067                ---            ---       ---       ---
Extraordinary item gain (loss)
  (net of minority  interests'
  share)                              (895)           (4,234)               ---          4,434    41,190     4,761
Net income (loss)                   17,527             3,253                194          5,680    33,957    (3,173)

Per Share Data: <F2>
Income before extraordinary items    $1.85             $1.02
Extraordinary item (loss)             (.09)             (.58)
Net income                            1.76               .44

Balance Sheet Data:  (period end)
Real estate, before accumulated
  depreciation                    $519,504          $290,712                          $162,192
Total assets                       543,758           242,728                           132,035
Mortgage notes payable             161,513            98,126                           180,286
Credit Facility                    108,500            40,000                               ---
Market value of equity <F3>        653,606           303,943                               ---
Total market capitalization
  including debt <F3><F4>          921,423           426,798                               ---

Other Data:
Funds from operations <F5>         $41,132           $17,246                               ---
Total square feet (at end
  of period)                         8,800 <F6>        5,430 <F6>                        4,529     4,529     4,529

Number of properties                   110                81                                72        72        72

<F1>
Represents certain financial information on a consolidated historical basis for Reckson Associates Realty Corp. Inc., and on a combined historical basis for the Reckson Group.
<F2>
Based on 9,964,000 and 7,339,000 weighted average shares of common stock outstanding for the year ended December 31, 1996 and for the period ended December 31, 1995 respectively.
<F3>
Based on the market value of 15,559,682 and 10,345,224 shares of common stock and operating partnership units at December 31, 1996 and 1995 respectively (based on a share price of $42.25 and $29.38 at December 31, 1996 and 1995 respectively.
<F4>
Debt amount is net of minority partners' proportionate share of Omni debt.
<F5>
See "Management's Discussion and Analysis" for a discussion of funds from operations.
<F6>
Includes Office and Industrial Properties.

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

     The following discussion should be read in conjunction with the historical financial statements of the Company and the combined financial statements of the Reckson Group and related notes thereto included elsewhere in this Form 10-K.

Overview and Background

     The Reckson Group, the predecessor to the Company (the "Predecessor"), was engaged in the ownership, management, operation, leasing and development of commercial real estate properties, principally office andindustrial buildings, and also owned certain undeveloped land located primarily on Long Island, New York. On June 2, 1995, following completion of the IPO and the related formation transactions (the "Formation Transactions"), the Company owned or had an interest in 72 Properties and succeeded to the Reckson Group's real estate business.

     The Company owns all of the interests in the Properties through the Operating Partnership or the Financing Partnership. At December 31, 1996, the Company's portfolio of real estate properties included 32 Office Properties containing approximately 4.4 million square feet, 76 Industrial Properties containing approximately 4.4 million square feet and two retail Properties containing 20,000 square feet.

     Since the IPO, the Company has acquired or contracted to acquire approximately $490 million of class A suburban office and industrial properties encompassing approximately 7.1 million square feet located in the Tri-State Area. Since the IPO, the Company has acquired five Class A suburban Office Properties and 17 Industrial Properties encompassing approximately 547,000 and 1.5 million square feet, respectively, located on Long Island. In February 1996, the Company established its Westchester Division with the acquisition of a 935,000 square foot office portfolio and associated management and construction operations for an aggregate purchase price of approximately $79 million. The Company currently owns 11 Class A suburban Office Properties (six in one office park) encompassing approximately 1.5 million square feet located in Westchester County, New York. In October 1996, the Company established its Southern Connecticut Division with the purchase of Landmark Square, a six building office complex encompassing approximately 800,000 square feet located in Stamford, Connecticut. ("Landmark Square") for an aggregate purchase price of approximately $77 million. In addition, the Company has contracted to acquire five Class A suburban office properties encompassing approximately 500,000 square feet located in Northern New Jersey (the "New Jersey Portfolio") and, in connection with this acquisition, has established a Northern New Jersey Division. Additionally, the Company has invested approximately $50.9 million in certain mortgage indebtedness encumbering four Class A office properties on Long Island encompassing approximately 750,000 square feet and one Class A property in New Jersey encompassing approximately 131,000 square feet. Through these acquisitions and the Formation Transactions involving the Predecessor, the Company increased total assets to $543.8 million, including real estate assets of $488.1 million (net of accumulated depreciation) at December 31, 1996.

     The market capitalization of the Company, based on the market value of the 15,559,682 issued and outstanding shares of Common Stock and Units (based on a share price of $42.25 as of December 31, 1996) and the $264 million (net of minority partners' 40% interest in debt encumbering the Omni) of debt outstanding at December 31, 1996, was $921.4 million. As a result, the Company's total debt to market capitalization ratio at December 31, 1996 equaled 28.8%.

     On February 12, 1997, the Board of Directors of the Company declared a two-for-one stock split, to be effected as a stock dividend distributable on April 15, 1997 to stockholders of record on April 4, 1997.

Results of Operations

Comparability of Historical Financial Statements

     Reckson management believes that in order for a meaningful analysis of the financial statements to be made, certain transactions which occurred in 1993, and the distribution of assets made in 1995, should be treated in a manner to make each accounting period comparable. Accordingly, the revenues and expenses of the Omni for the year ended December 31, 1994 and the period from January 1, 1995 to June 2, 1995 have been included in the following discussion as well as the elimination of the revenues and expenses of certain properties not transferred to the Company. The following sections discuss the results of operations (excluding investment and other income, as adjusted and in thousands):

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995
                                                    Year           Year
                                                    Ended          Ended
                                                 December 31,   December 31,
                                                    1996           1995
                                                 -----------    -----------
   Base Rents                                        $82,150        $52,249
   Tenant Escalations and Reimbursements              10,628          8,755
   Equity in Earnings of Service Companies             1,031          1,121 <F1>
   Equity in Real Estate Joint Ventures                  266           ----
                                                 -----------    -----------
     Total Operating Revenues                         94,075         62,125
                                                 -----------    -----------
   Property Operating Expenses                        18,959         12,026
   Real Estate Taxes                                  13,935          9,613
   Ground Rents                                        1,107            990
   Marketing, General and Administrative Expenses      5,949          3,725
   Interest Expense                                   13,331         13,754
   Depreciation and Amortization                      17,670         11,688
                                                 -----------    -----------
     Total Expenses                                   70,951         51,796
                                                 -----------    -----------
   Income from Operations                            $23,124        $10,329
                                                 ===========    ===========

<F1>
Amount has been presented under the equity method for comparability purposes.

     Income from Operations of $23.1 million for the year ended December 31, 1996 increased by $12.8 million as compared to $10.3 million for the 1995 period. The increase in base rents of $29.9 million and $1.9 million in escalations and reimbursement is primarily attributable to additional square footage leased and the acquisition of properties during the period from June 3, 1995 to December 31, 1996.

     Property operating expenses increased $6.9 million for the year ended December 31, 1996 compared to the 1995 period. This is primarily as a result of the Company operating a much larger portfolio of properties. Marketing, general and administrative expenses increased by $2.2 million for 1996, primarily as a result of the Company's new operating structure and incremental cost of being a public company. Interest expense decreased by $.4 million. The relatively small decrease in interest cost is principally due to the repayment and restructuring of debt in connection with the Formation Transactions.

     Gross operating margin (defined as total operating revenues less total operating expenses as a percentage of total operating revenues) for 1996 was 63.4% as compared to 62.9% in 1995. This increase reflects the Company's ability to realize certain operating efficiencies as a result of operating a larger portfolio in its established markets and as a result of the Company establishing enhanced budgeting practices since the IPO.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994
                                                    Year           Year
                                                    Ended          Ended
                                                 December 31,   December 31,
                                                    1995           1994
                                                 -----------    -----------
  Base Rents                                         $52,249        $45,333
  Tenant Escalations and Reimbursements                8,755          7,317
  Equity in Earnings of Service Companies <F1>         1,121          1,560
                                                 -----------    -----------
    Total Operating Revenues                          62,125         54,210
                                                 -----------    -----------
  Property Operating Expenses                         12,026         13,077
  Real Estate Taxes                                    9,613          8,791
  Ground Rents                                           990            924
  Marketing, General and Administrative Expenses       3,725          3,371
  Interest Expense                                    13,754         18,743
  Depreciation and Amortization                       11,688         10,098
                                                 -----------    -----------
    Total Expenses                                    51,796         55,004
                                                 -----------    -----------
  Income (Loss)from Operations                       $10,329        $  (794)
                                                 ===========    ===========

<F1>
Amount has been presented under the equity method of accounting for comparability purposes.

     Income of $10.3 million for the year ended December 31, 1995 increased by $11.1 million as compared to the loss of $.8 million for the 1994 period.
The increase in base rents of $6.9 million and $1.4 million in escalations and reimbursements is primarily attributable to additional square footage leased and the acquisition of properties during the period from June 3, 1995 to December 31, 1995.

     Operating expenses decreased $1.0 million for the year ended December 31, 1995 compared to the 1994 period. Included in operating expenses for the 1994 period are certain repair and maintenance costs incurred in connection with above average leasing activity. Marketing, general and administrative expenses increased by approximately $.4 million for 1995, primarily as a result of the Company's new operating structure and incremental cost of being a public company. Interest expense decreased by $5.0 million principally due to the repayment and restructuring of debt in connection with the Formation Transactions.

Liquidity and Capital Resources

Summary of Cash Flows

     In June 1995, the Company completed an initial public offering of 7,438,000 shares of its common stock at $24.25 per share (including a concurrent offering of 400,000 shares and an over-allotment option of 918,000 shares). Net proceeds to the Company, after underwriting discounts and other offering costs were approximately $162 million. In conjunction with the Formation Transactions, certain investors contributing interests in properties and or property partnerships received Operating Partnerships units ("Units"). A Unit and a share of the common stock have essentially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership. Holders of Units will have the opportunity beginning on the second anniversary of the consummation of the IPO to have their Units redeemed for cash equal to the fair market value thereof at the time of redemption or, at the election of the Company, shares of common stock on a one-for-one basis. Each time a Unit is redeemed, the Company's percentage interest in the Operating Partnership will be proportionately increased.

     The Company used the proceeds from the IPO and an initial draw of $15 million on the Credit Facility (I) to repay certain mortgage indebtedness on the Properties in the amount of approximately $121.1 million (including repayment of $10 million of Omni's debt, prepayment costs and other related expenses); (ii) to pay approximately $6.0 million of notes payable to partners of certain of the property partnerships; (iii) to pay approximately $1.2 million of financing fees related to the Credit Facility; (iv) to pay approximately $16.0 million to purchase interests in property partnerships and or properties from the non-continuing investors; (v) to acquire certain real estate properties for approximately $25.9 million; and (vi) to establish working capital reserves.

     In April 1996, the Company completed a public offering of 3,000,000 shares of common stock, at a price of $30.50 per share. Net proceeds to the Company of approximately $86 million were used to purchase certain of the Acquisition Properties including the Westchester Properties and to repay borrowings under the Credit Facility. In October 1996, the Company completed its second add-on public offering of 1,725,000 shares of common stock at a price of $35.50 per share. Net proceeds to the Company of approximately $60 million were used to purchase certain of the Acquisition Properties including Landmark Square and to repay borrowings under the Credit Facility.

     During 1996, the Company made total borrowings under its $150 million Credit Facility of $144.5 million and repaid $76 million of such borrowings. Draws on the Credit Facility were used to purchase certain of the Acquisition Properties, acquire land for future development, fund certain costs relating to the Company's redevelopment properties and to fund tenant leasing costs. In October 1996, in connection with the acquisition of Landmark Square, the Company obtained a $50 million first mortgage loan, such loan has a term of 10 years and bears interest at a fixed rate of 8.02% per annum.

     During 1996, the Company generated $39.4 million from operating activities. Operating cash flows were used to fund tenant leasing costs and capital expenditures, to pay dividends and for working capital.

     During 1996, the Company purchased ten of the Acquisition Properties with 474,381 Units as partial consideration in the transactions.

     On March 12, 1997 the Company sold 4,945,000 shares of the Company's common stock at $45.25 per share for an aggregate consideration of approximately $224 million before deducting offering expenses.

Capitalization

     The Company's indebtedness at December 31, 1996 totaled $264.0 million (net of the minority partners' 40% interest in Omni's debt and including the Company's share of joint venture debt) and was comprised of $108.5 million outstanding under the Credit Facility and $155.5 million of mortgage indebtedness with an average interest rate of approximately 7.60% and an average maturity of approximately 4.5 years. Based on the Company's total market capitalization of $921.4 million at December 31, 1996, (calculated at a $42.25 stock price at December 31, 1996 and assuming the conversion of the 3,381,505 Units) the Company's debt represented 28.8% of its total market capitalization.

     The Credit Facility has a two year term, with a one year extension and requires monthly payments of interest only, with the balance of all principal and accrued interest due on June 2, 1997. The loan agreement provides for a financing fee equal to 150 basis points on each draw. The loan agreement also provides for unused commitment fees, over the term of the facility. At
December 31, 1996, the interest rate on the Credit Facility was equal to the one month LIBOR (approximately 5.41% plus 175 basis points).

     Borrowings under the Credit Facility are guaranteed by the Financing Partnership which guarantee is secured by first mortgage liens on 64 properties (the "Collateral Properties"). At December 31, 1996, the Collateral Properties were required to maintain a debt service coverage ratio of at least 2.0. Availability under the Credit Facility is determined by taking the quotient resulting from (a) the cash flow attributable to the Collateral Properties divided by a specified level, divided by (b) the highest of three alternative interest rates (generally, the current interest rate on borrowings under the Credit Facility, a specified percentage, or the prevailing interest rate on five-year U.S. Treasury instruments plus a spread). The Company may increase its availability under the Credit Facility by adding income producing properties to the Collateral Properties. The Company is in compliance with all covenants relating to the Credit Facility.

     On February 22, 1996, the Operating Partnership amended and restated the Credit Facility, pursuant to which the interest rate was reduced to 175 basis points over one-month LIBOR and the minimum debt service coverage ratio was reduced to 1.6. In addition, the Operating Partnership was given the right to convert outstanding borrowings at maturity to a five year mortgage loan at a fixed rate equal to the then prevailing interest rate on five-year U.S. Treasury instruments plus a spread, provided that certain specified conditions are satisfied and no event of default exists.

     On February 25, 1997, the Company obtained a commitment for a three-year $175 million unsecured credit facility from Chase Manhattan Bank and Union Bank of Switzerland (the "New Credit Facility"). It is expected that upon syndication the New Credit Facility could provide for a maximum borrowing amount of up to $225 million. The Company's ability to borrow thereunder will be subject to the satisfaction of certain financial covenants, including covenants relating to limitations on unsecured and secured borrowings, minimum interest and fixed charge coverage ratios, a minimum equity value and a maximum dividend payout ratio. In addition, borrowings under the New Credit Facility will bear interest at a floating rate equal to one, two, three or six month LIBOR (at the Company's election) plus a spread ranging from 1.125% to 1.50%, based on the Company's leverage ratio. The New Credit Facility will replace the Company's existing $150 million secured credit facility which is scheduled to mature on June 2, 1997. Borrowings under the Credit Facility bear interest at a floating rate equal to one-month LIBOR plus 1.75%. Consummation of the New Credit Facility arrangement is subject to completion of the lenders' due diligence and completion of documentation satisfactory to the Company and such lenders.

     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures of the Company. In addition, construction, management, maintenance, leasing and property management fees have provided sources of cash flow. The Company expects to meet its short term liquidity requirements generally through its net cash provided by operating activities along with the New Credit Facility previously discussed. The Company expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt securities and additional equity securities of the Company. The Company will refinance existing mortgage indebtedness or indebtedness under the New Credit Facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Company anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings, will be adequate to meet the capital and liquidity requirements of the Company in both the short and long-term.

     In connection with the acquisition of Landmark Square, the Company plans to incur approximately $11.5 million of capital improvements to refit the building to portfolio standards. At December 31, 1996, no material amounts had been incurred in connection with the refit of this building.

     In order to qualify as a REIT for federal income tax purposes, the Company is required to make distributions to its stockholders of at least 95% of REIT taxable income. The Company expects to use its cash flow from operating activities for distributions to stockholders and for payment of expenditures. The Company intends to invest amounts accumulated for distribution in short-term investments.

Inflation

     The office leases generally provide for fixed base rent increases or indexed escalations. In addition, the office leases provide for separate escalations of real estate taxes and electric costs over a base amount. The industrial leases generally provide for fixed base rent increases, direct pass through of certain operating expenses and separate real estate tax escalation over a base amount. The Company believes that inflationary increases in expenses will be offset by contractual rent increases and expense escalations described above.

     The Credit Facility bears interest at a variable rate, which will be influenced by changes in short-term interest rates, and is sensitive to inflation.

Funds From Operations

     Management believes that funds from operations ("FFO") is an appropriate measure of performance of an equity REIT. Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income or loss, excluding gains or losses from debt restructurings and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not indicative of cash available to fund cash needs. Funds from operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. (See Selected Financial Information). In March 1995, NAREIT issued a "White Paper" analysis to address certain interpretive issues under its definition of FFO. The White Paper provides that amortization of deferred financing costs and depreciation of non-rental real estate assets are no longer to be added back to net income to arrive at FFO.

     The Company adopted the new method beginning January 1, 1996. The following table presents the
Company's FFO calculation (in thousands):
                                                                       June 3,        Pro Forma   <F1>
                                                      Year Ended       1995 to        Year Ended
                                                     December 31,    December 31,    December 31,
                                                        1996            1995            1995
                                                     ------------    ------------    -----------
Income before limited partners' interest in
  Operating Partnership and Extraordinary items         $24,382         $10,370          $17,331
Less:
  Extraordinary loss, net of limited partners'
    interest in Operating Partnership of $364
    and $1,788, respectively                                895           4,234            4,234
  Limited Partners' minority interest in
    Operating Partnership                                 5,960           2,883            4,719
                                                     ----------      ----------      -----------
Net Income                                               17,527           3,253            8,378
Adjustment for Funds From Operations
Add:
  Limited Partners' minority interest in
    Operating Partnership                                 5,960           2,883            4,719
  Depreciation and Amortization                          17,429           7,233           12,369
  Minority interests in consolidated partnership            808             184              445
  Extraordinary loss, net of limited partners'
    interest in Operating Partnership of $364
    and $1,788 respectively                                 895           4,234            4,234
Less:
  Amount distributed to minority partners in
    consolidated partnership                              1,486             541            1,015
                                                     ----------      ----------      -----------
Funds From Operations (FFO)                             $41,133         $17,246          $29,130
                                                     ==========      ==========      ===========
Weighted Average Shares/Units Outstanding <F2>           13,216          10,163           10,345
                                                     ==========      ==========      ===========

<F1>
Pro Forma amounts have been prepared as if the IPO and the formation transactions occurred on January 1, 1995.
<F2>
Assumes conversion of limited partnership units of the Operating Partnership.

Item 8.        Financial Statements and Supplemental Data

     The response to this item is included in a separate section of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                             Part III

Item 10.  Directors and Executive Officers of the Registrant

     The information contained in the section captioned "Proposal I: Election of Directors" of the Company's definitive proxy statement for the 1997 annual meet ing of stockholders is incorporated herein by reference.

Item 11.  Executive Compensation

     The information contained in the section captioned "Executive Compensation" of the Company's definitive proxy statement for the 1997 annual meeting of stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information contained in the section captioned "Principal and Management Stockholders" of the Company's definitive proxy statement for the 1997 annual meeting of stockholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information contained in the section captioned "Certain Relationships and Related Transactions" of the Company's definitive proxy statement for the 1997 annual meeting of the stockholders is incorporated herein by reference.

                             Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1 and 2)   Financial Statements and Schedules

The following consolidated financial information is included as a separate section of this annual report on Form 10-K:

Reckson Associates Realty Corp. and the Reckson Group
-----------------------------------------------------

    Report of Independent Auditors . . . . . . . . . . . . . . .
    Consolidated Balance Sheets as of December 31, 1996 and December 31,
     1995. . . . . . . . . . . . . . . . . . . . . . . . . . . .


    Consolidated Statements of Operations for the year ended December 31,
     1996 and for the period from June 3, 1995 to December 31, 1995 and the Combined Statements of Operations for the period January 1, 1995 to June
     2, 1995 and for the year ended December 31, 1994  . . . . .

    Consolidated Statement of Stockholders' Equity for the year ended
     December 31, 1996 and for the period from June 3, 1995 to December
     31, 1995 and the Combined Statements of Owners' (Deficit) for the period from January 1, 1995 to June 2, 1995 and for the year ended December
     31, 1994. . . . . . . . . . . . . . . . . . . . . . . . . .

    Consolidated Statements of Cash Flows for the year ended December 31,
     1996 and for the period from June 3, 1995 to December 31, 1995 and the Combined Statements of Cash Flows for the period January 1, 1995 to June 2, 1995 and for the year ended December 31, 1994 . . .

    Notes to Financial Statements. . . . . . . . . . . . . . . .

    Schedule III   Real Estate and Accumulated Depreciation. . .

     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(3) Exhibits

Exhibit
Number     Description


 3.1*      Articles of Incorporation of Registrant
 3.2**     By-Laws of Registrant
 3.3**     Amended and Restated Articles of Incorporation
 4.1*      Specimen Share Certificate
10.1** Amended and Restated Agreement of Limited Partnership of Reckson Operating Partnership, L.P.
10.2** Second Amended and Restated Agreement of Limited Partnership of Omni Partners, L.P.
10.3**     Omnibus Option Agreement
10.4**     Registration Rights Agreement between the Company and Continuing
           Investors
10.5** Registration Rights Agreement relating to shares of Common Stock purchased by members of the Rechler family
10.6**     Registration Rights Agreement between Registrant and Odyssey
10.7** Employment and Non-Competition Agreement between Registrant and Donald Rechler
10.8** Employment and Non-Competition Agreement between Registrant and Scott Rechler
10.9** Employment and Non-Competition Agreement between Registrant and Mitchell Rechler
10.10** Employment and Non-Competition Agreement between Registrant and Gregg Rechler
10.11**    Non-Competition Agreement between Registrant and Roger Rechler
10.12**    Employment and Non-Competition Agreement between Registrant and
           J. Michael Maturo
10.13**    Employment and Non-Competition Agreement between Registrant and Jon
           L. Halpern
10.14**    Purchase Option Agreements relating to the Reckson Option Properties
10.15**    Purchase Option Agreements relating to the Other Option Properties
10.16**    Amended 1995 Stock Option Plan
10.17**    Registrant's Credit Facility
10.18**    1996 Employee Stock Options Plan
10.19**    Executive Center Leases
10.20**    Supplemental Representations and Warranties Agreement
10.21*     Ground Leases for certain of the Properties
10.22** Amended and Restated Agreement of Limited Partnership of Reckson FS Limited Partnership
10.23**    Indemnity Agreement relating to 100 Oser Avenue
10.24** Contribution Agreement by and among Registrant, Reckson Operating Partnership, L.P. and Tarrytown Corporate Center, Tarrytown
           Corporate Center IV, L.P., Tarrytown Corporate Center II,
           Crest Realties, 2 Church Street Associates, JAH Realties, and
           Jon Halpern
10.25***   Form of Members Agreement for Double D L.L.C.
10.26***   Form of Members Agreement for Halpern Real Estates Development L.L.C.
10.27** Form of Registration Rights Agreement between Registrant and certain Halpern affiliated entities
10.28** Registration Rights Agreement between Registrant and 125 Baylis Road L.L.C.
12.1       Statement Regarding Computation of Ratios
21.1       Statement of Subsidiaries
24.1       Powers of Attorney (included in Part IV of this Form 10-K)
27.0       Financial Data Schedule

  * Previously filed as an exhibit to Registration Statement on Form S-11 (No. 33-84324) and incorporated herein by reference.
 ** Previously filed as an exhibit to the Company's Form 8-K report filed the SEC on November 25, 1996 and incorporated herein by reference.
*** Previously filed as an exhibit to the Company's Form 8-K report filed with the SEC on March 8, 1996 and incorporated herein by reference.

(b) Reports on Form 8-K

     On October 1, 1996, the Company filed a report on Form 8-K relating to its acquisition of Landmark Square.

     On November 8, 1996, the Company filed a report on Form 8-K putting the Underwriting Agreement relating to a underwritten offing of 1,725,000 shares of common stock of the Company on file.

     On November 25, 1996, the Company filed a report on Form 8-K relating to the amendment of the Company's 1995 Stock Option Plan and adoption of the 1996 Employee Stock Option Plan.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 1997.

                              Reckson Associates Realty Corp.

                              By:       /s/ Donald J. Rechler
                                          (Donald J. Rechler)
                                   Chairman of the Board, President and
                                         Chief Executive Officer

     KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Reckson Associates Realty Corp., hereby severally constitute Scott
H. Rechler, Mitchell D. Rechler and J. Michael Maturo, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Reckson Associates Realty Corp. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                               Title                       Date
---------------------    ---------------------------------------  --------------

/s/ Donald J. Rechler    Chairman of the Board, President, Chief
 (Donald J. Rechler)     Executive Officer and Director           March 28, 1997

/s/ Scott Rechler        Executive Vice President, Chief Operating
   (Scott Rechler)       Officer and Director                     March 28, 1997

/s/ Roger M. Rechler
 (Roger M. Rechler)      Vice Chairman of the Board and Director  March 28, 1997

/s/ J. Michael Maturo    Executive Vice President and Chief Financial
 (J. Michael Maturo)     Officer                                  March 28, 1997

/s/ Mitchell D. Rechler
 (Mitchell D. Rechler)   Executive Vice President and Director    March 28, 1997

/s/ Harvey R. Blau
   (Harvey R. Blau)      Director                                 March 28, 1997

/s/ Leonard Feinstein
 (Leonard Feinstein)     Director                                 March 28, 1997

/s/ John V.N. Klein
  (John V.N. Klein)      Director                                 March 28, 1996

/s/ Conrad Stephenson
 (Conrad Stephenson)     Director                                 March 28, 1997

/s/ Herve A. Kevenides
 (Herve A. Kevenides)    Director                                 March 28, 1997

                  Report of Independent Auditors


Board of Directors and Stockholders
Reckson Associates Realty Corp.

     We have audited the accompanying consolidated balance sheets of Reckson Associates Realty Corp. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1996 and for the period from June 3, 1995 (commencement of operations) to December 31, 1995 of Reckson
Associates Realty Corp. and the related combined statements of operations, owners' (deficit) and cash flows for the period January 1, 1995 to June 2, 1995 and for the year ended December 31, 1994 of the Reckson Group. We have also audited the financial statement schedule listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reckson Associates Realty Corp. at December 31, 1996 and 1995, and the consolidated results of operations and cash flows for the year ended December 31, 1996 and for the period June 3, 1995 (commencement of operations) to December 31, 1995 of Reckson Associates Realty Corp. and the combined results of operations and cash flows for the period January 1, 1995 to June 2, 1995 and for the year ended December 31, 1994 of the Reckson Group in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

                              ERNST & YOUNG LLP







New York, New York
February 25, 1997,

except for Note 14 as to which
the date is March 12, 1997

                          Reckson Associates Realty Corp.
                           Consolidated Balance Sheets
                       (in thousands, except share amounts)
                                                          December 31,
                                                        1996         1995
                                                    ---------     ---------
Assets
Commercial real estate properties, at cost
 (Notes 1, 2, 3, 4, 6, 7 and 10)
   Land                                             $  45,259     $  15,579
   Buildings and improvements                         457,403       266,798
   Land held for future development                     5,637         3,112
   Development in progress                              8,469         2,567
   Furniture, fixtures and equipment                    2,736         2,656
                                                    ---------     ---------
                                                      519,504       290,712
     Less accumulated depreciation                    (88,602)      (74,725)
                                                    ---------     ---------
                                                      430,902       215,987
Investments in real estate joint ventures               5,437           ---
Investment in mortgage notes (Note 7)                  51,837           ---
Cash and cash equivalents (Note 12)                    12,688         6,984
Tenant receivables                                      1,732         1,476
Affiliate receivables (Note 6)                          3,826           219
Deferred rent receivable                               12,573         8,737
Prepaid expenses and other assets                       6,225         1,118
Contract and land deposits and pre-acquisition costs    7,100           721
Deferred lease and loan costs, less accumulated
  amortization of $12,915 (1996) and $10,291 (1995)    11,438         7,486
                                                    ---------     ---------
  Total Assets                                       $543,758      $242,728
                                                    =========     =========
Liabilities
Mortgage notes payable (Note 2 and 3)                $161,513       $98,126
Credit facility (Note 3)                              108,500        40,000
Accrued expenses and other liabilities (Note 4)        15,868         6,667
Dividends and distributions payable                     9,442           ---
Affiliate payables (Note 6)                               502           257
                                                    ---------     ---------
  Total Liabilities                                   295,825       145,050
                                                    ---------     ---------
Minority interest in consolidated partnership           9,187         9,771
Limited Partners' minority interest in Operating
  Partnership                                          51,879        26,148
Commitments and other comments (Notes 8, 9, 12
  and 14)                                                 ---           ---
                                                    ---------     ---------
                                                       61,066        35,919
                                                    ---------     ---------
Stockholders' Equity (Note 5):
Preferred Stock, $.01 par value, 25,000,000 shares
  authorized, none issued or outstanding                  ---           ---
Common Stock, $.01 par value, 100,000,000 shares
  authorized, 12,178,177 and 7,454,594 shares
  issued and outstanding, respectively                    122            75
Additional paid in capital                            186,745        61,684
                                                    ---------     ---------
  Total Stockholders' Equity                          186,867        61,759
                                                    ---------     ---------
  Total Liabilities and Stockholders' Equity         $543,758      $242,728
                                                    =========     =========

See Accompanying Notes to Financial Statements

                               Reckson Associates Realty Corp.
                            Consolidated Statements of Operations
                                            and
                                        Reckson Group
                              Combined Statements of Operations
                             (in thousands, except share amounts)
                                              Reckson           Reckson
                                             Associates        Associates
                                            Realty Corp       Realty Corp     Reckson Group     Reckson Group
                                              for the         June 3, 1995    for the Period       for the
                                             Year Ended            to         January 1, 1995      Year Ended
                                            December 31,      December 31,          to           December 31,
                                               1996              1995          June 2, 1995         1994
                                          ---------------   ---------------   ---------------  ---------------
Revenues (Note 9):
  Base rents                                      $82,150           $32,661           $16,413          $39,431
  Tenant escalations and reimbursements            10,628             5,246             2,907            6,510
  Construction revenues - net                         ---               ---               432              688
  Management revenues                                 ---               ---               589            1,076
  Equity in earnings of service companies           1,031               100               ---              ---
  Equity in earnings of real estate
    joint ventures                                    266               ---               ---              ---
  Investment and other income (Note 10)             2,066               448               548            1,739
                                          ---------------   ---------------   ---------------  ---------------
Total Revenues                                     96,141            38,455            20,889           49,444
                                          ---------------   ---------------   ---------------  ---------------
Expenses:
Operating Expenses:
  Property operating expenses                      18,959             7,144             3,985           10,496
  Real estate taxes                                13,935             5,755             3,390            7,798
  Ground rents                                      1,107               579               234              500
  Marketing, general and administrative             5,949             1,859             1,858            3,704
                                          ---------------   ---------------   ---------------  ---------------
Total Operating Expenses                           39,950            15,337             9,467           22,498
Interest                                           13,331             5,331             7,622           17,426
Depreciation and amortization                      17,670             7,233             3,606            8,274
                                          ---------------   ---------------   ---------------  ---------------
Total Expenses                                     70,951            27,901            20,695           48,198
                                          ---------------   ---------------   ---------------  ---------------
Income before minority interests and
  extraordinary item                               25,190            10,554               194            1,246
Minority partners' interest in consolidated
  partnership income                                 (808)             (184)              ---              ---
Limited partners' minority interest in
  Operating Partnership income                     (5,960)           (2,883)              ---              ---
                                          ---------------   ---------------   ---------------  ---------------
Income before extraordinary item                   18,422             7,487               194            1,246
Extraordinary items   (loss) gain on
  extinguishment of debts, net of Limited
  Partners' minority interest in Operating
  Partnership share of $364 and $1,788,
  respectively, (Notes 1, 3 and 10)                  (895)           (4,234)              ---            4,434
                                          ---------------   ---------------   ---------------  ---------------
Net income                                        $17,527            $3,253              $194           $5,680
                                          ===============   ===============   ===============  ===============
Net income per common share:
  Income before extraordinary item                  $1.85             $1.02
  Extraordinary item (loss) on
    extinguishment of debts                          (.09)             (.58)
                                          ---------------   ---------------
  Net income per common share                       $1.76              $.44
                                          ===============   ===============
Weighted average common shares
  outstanding                                   9,964,000         7,339,000
                                          ===============   ===============

See Accompany Notes to Financial Statements

                           Reckson Associates Realty Corp.
                    Consolidated Statement of Stockholders' Equity
                                         and
                                    Reckson Group
                       Combined Statement of Owner's (Deficit)
                                    (in thousands)
                                                                    Retained                  Limited
                                                     Additional     Earnings        Total     Partners
                                           Common     Paid in       Owners'/    Stockholders  Minority
                                           Stock      Capital       (Deficit)      Equity     Interest
                                           ------    ----------    ----------    ----------  ----------
Owners' Deficit, December 31, 1993         $  ---        $  ---      $(69,129)     $(69,129)
Cumulative effect of accounting change
  related to available-for-sale securities    ---           ---           140           140
Distributions                                 ---           ---       (10,300)      (10,300)
Contributions                                 ---           ---           254           254
Adjustment to unrealized gain on
  available-for-sale securities               ---           ---          (137)         (137)
Net income                                    ---           ---         5,680         5,680
                                           ------    ----------    ----------    ----------  ----------
Owners' Deficit, December 31, 1994            ---           ---       (73,492)      (73,492)
Distributions                                 ---           ---        (4,399)       (4,399)
Contributions                                 ---           ---           119           119
Adjustment to unrealized gain on
  available-for-sale securities               ---           ---            95            95
Net income                                    ---           ---           194           194
                                           ------    ----------    ----------    ----------  ----------
Owners' Deficit, June 2, 1995                 ---           ---       (77,483)      (77,483)
Deficit not contributed by the Owners
  of Reckson Group                            ---           ---         9,589         9,589
Deficit contributed by the Owners of
  Reckson Group                               ---       (67,894)       67,894           ---
Initial public offering                        75       161,936           ---       162,011
Establishment of minority interest in
  Operating Partnership.                      ---       (25,651)          ---       (25,651)    (25,651)
  Issuance of Operating Partnership
  units (Note 11)                             ---           ---           ---           ---       3,237
Net income                                    ---           ---         3,253         3,253       1,095
Dividends paid and payable                    ---        (6,707)       (3,253)       (9,960)     (3,835)
                                           ------    ----------    ----------    ----------   ----------
Stockholders' equity, December 31, 1995        75        61,684           ---        61,759       26,148
Proceeds from pubic offerings                  47       120,498           ---       120,545       24,671
Issuance of Operating Partnership units
  (Note 11)                                   ---        10,909           ---        10,909        3,135
Proceeds from exercise of employee
  options                                     ---           263           ---           263           75
Net Income                                                             17,527        17,527        5,596
Dividends paid and payable                               (6,609)      (17,527)      (24,136)      (7,746)
                                           ------    ----------    ----------    ----------   ----------
Stockholders' equity, December 31, 1996      $122      $186,745           ---      $186,867      $51,879
                                           ======    ==========    ==========    ==========   ==========

See Accompanying Notes to Financial Statementts

                               Reckson Associates Realty Corp.
                           Consolidated Statements of Cash Flows
                                            and
                                        Reckson Group
                              Combined Statements of Cash Flows
                                        (in thousands)
                                              Reckson           Reckson
                                                  Associates        Associates
                                                 Realty Corp       Realty Corp     Reckson Group     Reckson Group
                                                   for the         June 3, 1995    for the Period       for the
                                                  Year Ended            to         January 1, 1995      Year Ended
                                                 December 31,      December 31,          to           December 31,
                                                    1996              1995          June 2, 1995         1994
                                               ---------------   ---------------   ---------------  ---------------
Cash Flows from Operating Acitivities:
Net Income                                             $17,527            $3,253              $194           $5,680
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                         17,670             7,233             3,606            8,274
  Loss (Gain)on extinguishment of debts,
  net of minority interest                                 895             4,234               ---           (4,434)
  Minority partners' interest in consolidated
  partnership                                              808               184               ---              ---
  Limited Partners' minority interest in
  Operating Partnership                                  5,960             2,883               ---              ---
  Gain on sales of properties and securities               ---               ---              (134)          (1,528)
  Distribution from and share of net (income)
  loss from investments in partnerships                    (75)              ---              (303)              56
  Equity in earnings of service companies                 (931)             (100)              ---              ---
  Interest income on mortgage notes receivable            (870)              ---               ---              ---
Changes in operating assets and liabilities:
  Prepaid expenses and other assets                       (608)             (297)              417              148
  Tenant and affiliate receivables                      (4,093)           (2,438)              302           (1,112)
  Accrued expenses and other liabilities                 3,139             2,071            (2,463)             988
                                               ---------------   ---------------   ---------------  ---------------
  Net cash provided by operating activities             39,422            17,023             1,619            8,072
                                               ---------------   ---------------   ---------------  ---------------
Cash Flows from Investing Activities:
  Cash from contributed net assets                         ---               629               ---              ---
  Purchases of commercial real estate
  properties                                          (181,130)          (49,241)              ---              ---
  Repayment of notes payable-affiliates                    ---            (6,000)              ---              ---
  Cash paid in exchange for partnership net
  assets                                                   ---           (16,075)              ---              ---
  Investment in mortgage receivables                   (50,892)              ---               ---              ---
  Increase in contract deposits and
  preacquisition costs                                  (6,668)             (810)              ---              ---
  Additions to developments in progress                 (5,902)           (2,567)              ---              ---
  Additions to land held for development                (2,525)              ---               ---              ---
  Additions to land, buildings and improvements        (12,441)           (2,326)             (814)          (4,424)
  Payment of leasing costs                              (5,028)           (1,672)             (125)          (1,351)
  Additions to furniture, fixtures and
  equipment                                               (115)              (21)              (13)            (125)
  Investments in and advances to real estate
  joint ventures                                        (5,832)             (232)              ---              ---
  Investment in service compares                        (3,170)              ---               ---              ---
  Distributions from partnership investments               ---               ---               115              ---
  Contributions to partnership investments                 ---               ---              (244)            (486)
  Proceeds from sales of properties and
  securities                                               ---               ---               371            7,924
                                               ---------------   ---------------   ---------------  ---------------
  Net cash (used in) provided by investing
  activities                                          (273,703)          (78,315)             (710)           1,538
                                               ---------------   ---------------   ---------------  ---------------
Cash Flows from Financing Activities:
   Proceeds from borrowings                             54,402            40,779            14,004            2,153
   Principal payments on borrowings                       (380)         (151,230)          (13,088)          (2,489)
   Payment of loan costs and prepayment
   penalties                                            (2,525)           (9,138)             (268)             (51)
   Advances from (to) affiliates                        (2,952)             (243)           (1,060)           2,475
   Proceeds from credit facility                       144,500            40,000               ---              ---
   Principal payments on credit facility               (76,000)              ---               ---              ---
   Proceeds from issuance of common stock,
   and exercise of options, net of
   issuance costs                                      145,317           162,100               ---              ---
   Payment of dividends and distribution
   to minority partners in consolidated
   partnership                                         (22,546)          (13,795)              ---              ---
   Distributions to minority partners in
   consolidated partnership                             (1,392)             (541)              ---              ---
   Deferred offering costs                                 ---               ---              (400)          (1,226)
   Distributions to Predecessor Owners                     ---               ---            (4,280)         (10,046)
   Increase in security deposits payable                 1,561               343               ---              ---
                                               ---------------   ---------------   ---------------  ---------------
Net cash provided by (used in) financing
   activities                                          239,985            68,275            (5,092)          (9,184)
                                               ---------------   ---------------   ---------------  ---------------
Net increase (decrease) in cash and cash
   equivalents                                           5,704             6,983            (4,183)             426
Cash and cash equivalents at beginning of
   period                                                6,984                 1             7,041            6,615
                                               ---------------   ---------------   ---------------  ---------------
Cash and cash equivalents at end of period             $12,688            $6,984            $2,858           $7,041
                                               ===============   ===============   ===============  ===============
Supplemental Disclosure of Cash Flow
   Information:
   Cash paid during the period for interest            $13,261            $4,700            $8,600          $17,800
                                               ===============   ===============   ===============  ===============

See Accompanying Notes to Financial Statements

                  Reckson Associates Realty Corp.
                               and
                          Reckson Group
                  Notes to Financial Statements

1.    Description of Business and Significant Accounting Policies

Description of Business

     Reckson Associates Realty Corp. (the "Company") and the Reckson Group
(the "Predecessor") are engaged in the ownership, management, operation, leasing and development of commercial real estate properties, principally office and industrial buildings and also own certain undeveloped land (collectively, the "Properties") located in the New York City tri-state area.

Organization and Formation of the Company

     The Company was incorporated in Maryland in September 1994 and is the successor to the operations of the Reckson Group. On June 2, 1995, the Company completed an initial public offering of 6,120,000 shares of $.01 par value common stock ("the Offering"). The Offering price was $24.25 per share resulting in gross proceeds of $148,410,000. The Company also issued 400,000 shares in a concurrent offering to the Rechler family resulting in $9,700,000 of additional proceeds. On June 28, 1995, the underwriters exercised their over allotment option and, accordingly, the Company issued an additional 918,000 shares of common stock and received gross proceeds of $22,261,500. The aggregate proceeds to the Company, net of underwriters' discount, advisory fee and offering costs were approximately $162,000,000.

     The following transactions occurred simultaneously with the completion of the Offering:

          The Company consummated various purchase agreements to acquire certain properties and interests in partnerships which owned properties from certain non-continuing investors. Pursuant to such agreements the Company paid approximately $6,952,000 in cash to non-continuing investors.

          The Company became the sole general partner of Reckson Operating Partnership L.P. (the "Operating Partnership") by contributing substantially all of the net proceeds of the Offering, in exchange for an approximate 73% interest in the Operating Partnership. All properties acquired by the Company are held by or through the Operating Partnership.

          The Operating Partnership executed various option and purchase agreements whereby it issued 2,758,960 units in the Operating Partnership ("Units") to the continuing investors and assumed approximately $163,438,000 (net of the Omni mortgages) of indebtedness in exchange for interests in certain property partnerships, fee simple and leasehold interests in properties and development land, certain business assets of the executive center entities and 100% of the non-voting preferred stock of the management and construction companies. In addition, the Operating Partnership paid approximately $2,623,000 for costs associated with the transfer of the properties and other interests.

          The Operating Partnership contributed $17,500,000 to Omni Partners, L.P. ("Omni"). Omni used $10,000,000 to repay mortgage indebtedness encumbering Omni's property and $1,000,000 to repay a loan from its existing partners. In addition, the remaining $27,214,000 balance of the first mortgage was refinanced. In July 1995, Omni distributed $6,500,000 to its minority partners to redeem a portion of their limited partnership interest. In addition, the Operating Partnership paid approximately $805,000 of financing costs, on behalf of Omni, in connection with the refinancing of Omni's debt. As a result of these transactions, the Operating Partnership has a 60% managing general partner interest in Omni. In addition, the Operating Partnership will receive a priority interest in the Omni's annual cash flow equal to 12% of $11,000,000 of the Operating Partnership's aggregate capital contributions.

          The Operating Partnership used a portion of the Offering proceeds and the proceeds of certain new mortgage borrowings to repay approximately $114,016,000 of indebtedness (excluding the Omni indebtedness and including $1,500,000 of a line of credit). In conjunction with such repayment, the Operating Partnership incurred an extraordinary loss of approximately $6,022,000 (before minority interest) consisting of approximately $6,355,000 in prepayment costs and other fees, $1,742,000 of unamortized deferred financing fees written off and net of a gain on partial forgiveness of a mortgage obligation of approximately $2,075,000. In addition, the Operating Partnership used $5,000,000 of the Offering proceeds to repay notes to certain Predecessor partnerships.

          The Operating Partnership borrowed $15,000,000 under a credit facility (see Note 3) to repay certain mortgage indebtedness and to fund a commercial real estate investment.

Basis of Presentation and Summary of Significant Accounting Policies

     The accompanying consolidated financial statements of Reckson Associates Realty Corp. include the accounts of the Company and its subsidiaries. The Company's investments in Reckson Management Group, Inc., Reckson
Construction Group, Inc. and Reckson Executive Centers, L.L.C. are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

     The minority interests at December 31, 1996 represent approximately a 22% limited partnership interest in the Operating Partnership and a 40% minority partners' interest in the Omni.

     The Reckson Group was not a legal entity but rather a combination of partnerships, an "S" corporation and affiliated real estate management and construction corporations which were under the common control of Reckson Associates (a general partnership) and affiliated entities. All significant intercompany transactions and balances were eliminated in combination. The Reckson Group used the equity method of accounting for investments in less than 50% owned entities and majority owned entities where control was temporary.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Real Estate

     Depreciation is computed utilizing the straight-line method over the estimated useful lives of ten to thirty years for buildings and improvements and five to ten years for furniture, fixtures and equipment. Tenant improvements, which are included in buildings and improvements, are amortized on a straight-line basis over the term of the related leases.

Cash Equivalents

     The Company considers highly liquid investments with a maturity of three months or less when purchased, to be cash equivalents.

Deferred Costs

     Lease fees and loan costs are capitalized and amortized over the life of the related lease or loan. The Company incurred costs related to the Offering which were charged to Stockholders' Equity.

Income Taxes

     Prior to June 3, 1995 all of the Properties were owned by partnerships and an S-corporation, whose partners and shareholders were required to include their respective share of profits and losses in their individual tax returns.

     The Company generally will not be subject to federal income taxes as long as it qualifies as a real estate investment trust ("REIT"). A REIT will generally not be subject to federal income taxation on that portion of income that qualifies as REIT taxable income and to the extent that it distributes such taxable income to its stockholders and complies with certain requirements. As a REIT, the Company is allowed to reduce taxable income by all or a portion of distributions to stockholders and must distribute at least 95% of its taxable income to qualify as a REIT. As distributions have exceeded taxable income, no Federal income tax provision has been reflected in the accompanying consolidated financial statements. State income taxes are not significant.

     During 1996, the Company paid dividends of $1.78 per share all of which
was considered ordinary income for federal income tax purposes.   During 1995,
the Company paid dividends of $1.33 per share of which approximately 38% was ordinary income and 62% was a return of capital for federal income tax purposes.

Revenue Recognition

     Minimum rental income is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due are included in deferred rents receivable on the accompanying balance sheets. Contractually due but unpaid rents are included in tenant receivables on the accompanying balance sheets. Certain lease agreements provide for reimbursement of real estate taxes, insurance, common area maintenance costs and indexed rental increases, which are recorded on an accrual basis.

     The Company records interest income on investments in mortgage notes on an accrual basis of accounting. The Company does not accrue interest on impaired loans where, in the judgment of management, collection of interest according to the contractual terms is considered doubtful. Among the factors the Company considers in making an evaluation of the collectibility of interest are, the status of the loan, the financial condition of the borrower, the value of the underlying real estate and anticipated future events. Loan discounts are amortized over the life of the loan using the constant interest method.

Construction Operations

     Construction operations are accounted for utilizing the completed contract method. Under this method, costs and related billings are deferred until the contract is substantially complete. Estimated losses on uncompleted contracts are recorded in the period that management determines that a loss may be incurred.

Stock Options

     The Company has elected to follow Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," (FAS No. 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense was recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant (see Note 5).

Per Share Data

     Earnings per common share are based upon the weighted average number of common shares outstanding during the period. Primary earnings per common share are based upon the weighted average number of such shares and the assumed equivalent shares outstanding during the period. The assumed exercise of outstanding stock options, using the treasury stock method, is not materially dilutive and such amounts are not presented. The conversion of Units into common stock (see Note 5) would not have a significant effect on per share amounts as the Units share proportionately with the common stock in the results of the Operating Partnership's operations.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   Mortgage Notes Payable

     At December 31, 1996, there are thirteen mortgage notes payable. Properties with an aggregate carrying value at December 31, 1996 of approximately $112 million are pledged as collateral against the mortgage notes payable which are non-recourse to the Company. The mortgage notes bear interest at rates ranging from 6.25% to 9.25%, and mature between 1999 and 2006. During 1996, the Company capitalized interest incurred on a certain mortgage note payable to fund certain development costs in the amount of $159,546. Certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership.

Scheduled principal repayments during the next five years and thereafter are as follows (in thousands):
Year Ended December 31,
-----------------------
  1997.........................................                          $1,556
  1998.........................................                           2,027
  1999.........................................                           2,068
  2000.........................................                          81,976
  2001.........................................                          16,455
  Thereafter...................................                          57,431
                                                                     ----------
                                                                       $161,513
                                                                     ==========

3.    Credit Facilities

     On February 25, 1997, the Company obtained a commitment for a three-year $175 million unsecured credit facility from Chase Manhattan Bank and Union Bank of Switzerland (the "New Credit Facility") which upon syndication could provide for a maximum borrowing amount of up to $225 million. The Company's ability to borrow thereunder will be subject to the satisfaction of certain financial covenants, including limitations on unsecured and secured borrowings, minimum interest and fixed charge coverage ratios, a minimum equity value and a maximum dividend payout ratio. In addition, borrowings under the New Credit Facility will bear interest at a floating rate equal to one, two, three or six month LIBOR (at the Company's election) plus a spread ranging from 1.125% to 1.50%, based on the Company's leverage ratio. The New Credit Facility will replace the
Company's existing $150 million secured credit facility.   Consummation of the
New Credit Facility arrangement is subject to completion of the lenders' due diligence and completion of documentation satisfactory to the Company and such lenders.

     On June 2, 1995, the Company obtained a credit facility (the "Credit Facility") from a financial institution in the amount of $150 million, which is collateralized by a first mortgage on 64 properties (the "Collateral Properties") with an aggregate carrying value at December 31, 1996 of approximately $214 million. The Credit Facility has a two-year term, and requires monthly payments of interest only at a rate equal to the one-month LIBOR rate (approximately 5.41% on December 31, 1996) plus 175 basis points. The Company pays a financing fee equal to 150 basis points on each draw. The loan agreement also provides for unused commitment fees over the term of the facility. Outstanding borrowings under the Credit Facility and accrued interest are due on June 2, 1997. The Company has the option to extend the term of the Credit Facility one year subject to an extension fee of 1.0% of the principal indebtedness outstanding on the extension date. The Collateral Properties are required to maintain a debt service coverage ratio of at least 2.0.

     On February 22, 1996, the Operating Partnership amended and restated the Credit Facility, pursuant to which the interest rate was reduced to 175 basis points over one-month LIBOR and the minimum debt service coverage ratio was reduced to 1.6. In addition, the Operating Partnership has the right to convert outstanding borrowings at maturity to a five-year mortgage loan at a fixed rate equal to the prevailing interest rate on five-year U.S. Treasury instruments plus a spread, provided that certain specified conditions are satisfied and no event of default exists. In connection with the amendment and restatement of the Credit Facility the Company wrote off approximately $1.2 million of loan costs. The Credit Facility contains a number of customary financial covenants and provides for certain limitations (as defined therein) on the amount of borrowings.

     During 1996, the Company capitalized interest incurred on Credit Facility borrowings to fund certain development costs in the amount of $800,434.

4.    Land Leases

     The Company leases, pursuant to noncancellable operating leases, the land on which five of its buildings were constructed. The leases, which contain renewal options, expire between 2018 and 2080. The leases contain provisions for scheduled increases in the minimum rent and one of the leases additionally provides for adjustments to rent based upon the fair market value of the underlying land at specified intervals. Minimum ground rent is recognized on a straight-line basis over the terms of the leases. The excess of amounts recognized over amounts contractually due is $1,676,000 and $1,434,000 at December 31, 1996 and 1995, respectively. These amounts are included in accrued expenses and other liabilities on the accompanying balance sheets. Future minimum lease commitments relating to the land leases as of December 31, 1996 are as follows (in thousands):

1997 ..........................            $840
1998 ..........................             850
1999 ..........................             959
2000 ..........................             972
2001 ..........................             981
Thereafter ....................          38,247
                                    -----------
                                        $42,849
                                    ===========

5.    Stockholders' Equity

     A Unit and a share of common stock have essentially the same economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership. Beginning on the second anniversary of the consummation of the Offering, Units may be redeemed for cash or, at the election of the Company, for shares of common stock on a one-for-one basis.

     The Company established a stock option plan (the "1995 Stock Option
Plan") for the purpose of attracting and retaining executive officers, directors and other key employees. In addition, during 1996, the Company established a stock option plan for non officers and new hires of the Company (the "1996 Employee Stock Option Plan"). As of December 31, 1996, 750,000 of the
Company's authorized shares have been reserved for issuance under the 1995
Stock Option Plan and 200,000 of the Company's authorized shares have been reserved for issuance under the 1996 Employee Stock Option Plan. Outstanding options to purchase an aggregate of 617,584 shares have been granted at exercise prices ranging from $24.25 per share to $39.50 per share under the 1995 Stock Option Plan and outstanding options to purchase an aggregate of 87,000 shares have been granted at exercise prices ranging from $36.50 per share to $39.50 per share under the 1996 Employee Stock Option Plan. These options vest in three equal installments on the first, second and third anniversaries of the date of grant. In addition, each of the five independent directors of the Company have been granted options to purchase 4,000 shares at exercise prices ranging from $24.50 per share to $31.125 per share (the market price on the date of grant). The options granted to the independent directors were exercisable on the date of grant. During 1996, 13,977 options were exercised resulting in proceeds to the Company of approximately $338,000.

     Pro forma information regarding net income and earnings per share is required by FAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995; respectively: risk-free interest rate of 5%; dividend yields of 7.26% and 9.82%; volatility factors of the expected market price of the Company's common stock of .134, and a weighted-average expected life of the option of 5 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.  The Company's pro forma information follows (in thousands except for earnings per share information):
                                       Year Ended          June 3, 1995 to
                                     December 31, 1996    December 31, 1995
                                     -----------------    -----------------

Pro forma net income                           $17,431               $3,226
                                     =================    =================
Pro forma earnings per share                     $1.75                 $.44
                                     =================    =================

A summary of the Company's stock option activity, and related information follows:
                                                   Weighted
                                                   Average
                                                   Exercise
                                      Options       Price
                                     ---------     ---------
Outstanding - June 3, 1995                ----           ---
Granted                                432,030        $24.46
Exercised                                  ---           ---
Forfeited                                  ---           ---
                                     ---------
Outstanding - December 31, 1995        432,030        $24.46
Granted                                310,739        $33.88
Exercised                              (13,977)       $24.78
Forfeited                              (18,185)       $25.55
                                     =========
Outstanding - December 31, 1996        710,607        $28.56
                                     =========

     The weighted average fair value of options granted for the period June 2, 1995 to December 31, 1995 and for the year ended December 31, 1996 was $.49 and $1.71, respectively. In addition, there were 15,000 options at a weighted average per share exercise price of $24.25 per option and 201,782 options at a weighted average per share exercise price of $27.89 per option exercisable at December 31, 1995 and 1996, respectively.

     Exercise prices for options outstanding as of December 31, 1996 ranged from $24.25 per share to $39.50 per share. The weighted-average remaining contractual life of those options is 9.1 years.

     The Company made loans to certain senior officers to purchase Units at market prices ranging from $24.25 per Unit to $43.875 per Unit based on the market price of the Company's common stock on the date of the loan. The loans bear interest at rates ranging between 8% and 8.5% and are secured by the Units purchased. Such loans will be forgiven ratably at each anniversary of employment over a four year period. The remaining loan balance of approximately $250,000 and $350,000 at December 31, 1996 and 1995, respectively has been included as a reduction of paid in capital on the accompanying consolidated balance sheets.

     On February 12, 1997, the Board of Directors of the Company declared a two-for-one stock split to be effected as a stock dividend distributable on April 15, 1997 to stockholders of record on April 4, 1997.

6.    Related Party Transactions

     The Company, through its subsidiaries and affiliates, provides management, leasing and other tenant related services to the Properties. Certain executive officers of the Company have continuing ownership interests in the unconsolidated subsidiaries.

     In connection with the IPO, the Company was granted options, exercisable over a 10 year period to acquire six properties owned by Reckson (the "Reckson Option Properties") and four properties in which Reckson owns a non-controlling minority interest (the "Other Option Properties" and, together with the Reckson Option Properties, the "Option Properties") at a purchase price equal to the lesser of (I) a fixed purchase price and (ii) the Net Operating Income, as defined, attributable to such Option Property during the 12 month period preceding the exercise of the option dividend by a capitalization rate of 11.5%, but the purchase price shall in no case be less than the outstanding balance of the mortgage debt encumbering the Option Property on the acquisition date.

     During 1996, the Company made construction loan advances to fund certain redevelopment and leasing costs relating to one of the Other Option Properties. At December 31, 1996, advances due the Company is approximately $2,940,000. Such amount bears interest at the rate of 12% per annum and is due on demand.

     During 1996, the Company acquired three of the Reckson Option Properties for an aggregate purchase price of approximately $26 million. In connection with the purchase of such Option Properties the Company issued 135,614 Units at prices ranging from $32.75 per Unit to $37.00 per Unit as partial consideration in the transactions. Such Units were issued to certain members of management and entities whose partners include members of management.

7.    Commercial Real Estate Investments

     During the period from June 3, 1995 to December 31, 1995 the Company acquired four office properties encompassing 360,000 square feet and five industrial properties encompassing 543,000 square feet for an aggregate purchase price of approximately $54.4 million.

     During 1996, the Company acquired one office property encompassing 187,000 square feet and 11 industrial properties encompassing 856,308 square feet on Long Island for an aggregate purchase price of approximately $50 million.

     In February 1996, the Company acquired eight office properties in Westchester County, New York, encompassing 935,000 square feet for an aggregate purchase price of approximately $79 million. In addition, during 1996, the Company acquired three office properties (including one joint venture property) located in Westchester County encompassing 547,494 square feet for an aggregate purchase price of approximately $13.5 million.

     In October 1996, the Company purchased Landmark Square, a six building office complex encompassing approximately 800,000 square feet located in Stamford, Connecticut for an aggregate purchase price of approximately $77 million.

     In December 1996, the Company contracted to acquire five Class A suburban office properties encompassing approximately 500,000 square feet located in Northern New Jersey for a purchase price of approximately $56 million.

     In addition, the Company has invested approximately $50.9 million in certain mortgage indebtedness encumbering four Class A office buildings on Long Island encompassing approximately 750,000 square feet and one Class A office building in New Jersey encompassing approximately 131,000 square feet.

8.    Fair Value of Financial Instruments

     The following disclosures of estimated fair value at December 31, 1996 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     Cash equivalents and variable rate debt are carried at amounts which reasonably approximate their fair values.

     Mortgage notes payable have an estimated aggregate fair value which approximates its carrying value. Estimated fair value is based on interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities.

9.    Rental Income

     The Properties are being leased to tenants under operating leases. The minimum rental amount due under the leases are generally either subject to scheduled fixed increases or indexed escalations. In addition, the leases generally also require that the tenants reimburse the Company for increases in certain operating costs and real estate taxes above base year costs.

Included in base rents and tenant escalations and reimbursements in the accompanying statements of operations are amounts from Reckson Executive
Centers, LLC, an equity investee, as follows (in thousands):
                                                              Tenant
                                                            Escalations
                                                               and
For the Periods                        Base Rents          Reimbursements
                                       ----------          --------------
Year ended December 31, 1996               $1,898                    $417
June 3, 1995 to December 31, 1995          $1,095                    $100
January 1, 1995 to June 2, 1995              $675                     $48
Year ended December 31, 1994               $1,660                    $136

Expected future minimum rents to be received over the next five years and thereafter from leases in effect at December 31, 1996 are as follows (in thousands):
                          Reckson Executive
                            Centers, LLC           Other Tenants        Total
                          -----------------        -------------     -----------
1997 .................               $2,076              $93,319         $95,395
1998 .................                2,294               85,282          87,576
1999 .................                2,303               76,574          78,877
2000 .................                1,218               67,273          68,491
2001 .................                  447               53,961          54,408
Thereafter ...........                2,230              137,537         139,767
                          -----------------        -------------     -----------
                                    $10,568             $513,946        $524,514
                          =================        =============     ===========

10.   Property Sales and Other Transactions

     In December 1994, the Predecessor sold three parcels of land pursuant to eminent domain proceedings for aggregate proceeds of $1,126,000. The parcels of land had an aggregate cost basis of $172,000 and the Predecessor recorded a gain on sale of $954,000 which is included in investment and other income in the accompanying combined statement of operations.

     The Predecessor owned a 33 1 3% and 65% interest in two affiliated entities which were accounted for under the equity method. Such entities recorded gains on extinguishment of debts of $1,041,000 and $6,288,000, respectively, during 1994. The Predecessor's share of the extraordinary gains on extinguishment of debts amounted to $347,000 and $4,087,000, respectively.

     One of the partnerships ("HMCC Associates") included in the Predecessor constructed a building for which operations commenced in 1990. Effective on December 21, 1993, the following transactions occurred: (I) a new partnership was formed, Omni Partners, L.P. ("Omni") and the building was transferred to Omni, (ii) Omni admitted Reckson, Inc. and Odyli, Inc. as general partners
(.5% interest each) and Odyssey Partners, L.P. ("Odyssey") as a limited partner (55.02% interest), (iii) HMCC Associates and Reckson, Inc. (Predecessor entities) made an initial capital contribution of $7,920,000 and $80,000, respectively, and Odyssey and Odyli, Inc. (the "Odyssey Group") made an initial capital contribution of $10,000,000 (additional contributions of $232,000 and $289,000, respectively, were made through December 31, 1993 to cover various costs associated with the new debt described below), (iv) the original construction loan payable ($105,190,000, including accrued but unpaid interest) was satisfied by a payment of $64,000,000 resulting in a forgiveness of debt of $41,190,000, and (v) Omni encumbered the building with a new first mortgage of $35,000,000, second mortgage of $10,000,000 and a $1,000,000 note payable (all part of the $64,000,000 payment).

The following table sets forth the results of operations of Omni (in thousands):
                         Condensed Statements of Operations

                                          Period from
                                         January 1,1995           Year ended
                                        to June 2, 1995       December 31, 1994
                                       -----------------      -----------------
Base rents                                        $4,812                $10,086
Tenant escalations and reimbursements                602                  1,276
                                       -----------------      -----------------
  Total revenues                                   5,414                 11,362
                                       -----------------      -----------------
Property operating expenses                        1,212                  3,123
Real estate taxes                                    897                  1,818
Ground rent                                          233                    560
Interest                                           1,549                  3,161
Depreciation and amortization                      1,181                  2,637
Marketing, general and administrative                 21                    136
                                       -----------------      -----------------
  Total expenses                                   5,093                 11,435
                                       -----------------      -----------------
Income (loss) from operations                       $321                   $(73)
                                       =================      =================

Summarized statements of operations for these properties are as follows (in thousands):
                                         Period from
                                       January 1, 1995         Year ended
                                       to June 2, 1995      December 31, 1994
                                      -----------------     -----------------
Revenues                                         $1,637                $4,653
                                      -----------------     -----------------
Property operating expenses                         279                   542
Real estate taxes                                   429                   825
Ground rent                                          56                   136
Interest                                            748                 1,844
Depreciation and amortization                       332                   804
Marketing, general and administrative                13                   265
                                      -----------------     -----------------
  Total expenses                                  1,857                 4,416
                                      -----------------     -----------------
  (Loss) income from operations                   $(220)                 $237
                                      =================     =================

11.   Non-Cash Investing and Financing Activities

     Additional supplemental disclosures of non-cash investing and financing activities are as follows (in thousands, except unit amounts):

  (1) Assets totaling $161,610 net of liabilities of $229,504 were contri-buted to the Company as part of the Formation transaction in exchange for 2,758,960 Units

  (2) In November 1995, the Company purchased a 99,000 square foot multi-tenant office building as follows:

       Cash Paid                                  $7,020
       Issuance of 131,670 Units                   3,193
                                           -------------
       Total purchase price                      $10,213
                                           =============

  (3) During 1996, the Company purchased eight office properties located in Westchester County and associated management and construction operations as follows:

       Cash Paid                             $58,533
       Issuance of 338,767 units               9,527
       Purchase price holdback                 1,700
       Mortgage assumed                        9,366
                                           ---------
       Total purchase price                  $79,126
                                           =========

  (4) During 1996, the Company acquired three of the option properties as follows:

       Debt assumed and repaid               $21,750
       Issuance of 135,614 units               4,516
                                           ---------
       Total purchase price                  $26,266
                                           =========

12.   Commitments and Other Comments

     The Company entered into employment agreements with its chairman and five executive officers. The agreements are for terms expiring through June 1998.

     The Company sponsors a defined contribution savings plan pursuant to section 401(k) of the Internal Revenue Code. Under such plan, there are no prior service costs. All employees are eligible to participate in the plan after one year of service. Employer contributions are based on a discretionary amount determined by the Company's management. During 1995 and 1996, the Company made no contributions.

     At December 31, 1996, the Company had restricted cash of $1.8 million which collateralized an outstanding letter of credit for an equal amount.

13.  Quarterly Financial Data (Unaudited)

The following summary represents the Company's results of operations for each quarter during 1996 and  1995 (in thousands, except share amounts):
                                                                    1996
                                      -----------------------------------------------------------------
                                       First Quarter   Second Quarter   Third Quarter    Fourth Quarter
                                      --------------   --------------   --------------   --------------
Total revenues                               $19,065          $22,694          $24,718         $29,663
                                      ==============   ==============   ==============   ==============
Income before minority interests
  and extraordinary item                      $4,902           $6,421           $6,395           $7,472
Minority interest                             (1,584)          (1,730)          (1,682)          (1,772)
Extraordinary (loss)                            (895)             ---              ---              ---
                                      --------------   --------------   --------------   --------------
Net (loss) income                             $2,423           $4,691            4,713            5,700
                                      ==============   ==============   ==============   ==============
Net income per weighted average
  common share:
Income before extraordinary item                $.45             $.46             $.45             $.48
Extraordinary loss                              (.12)             ---              ---              ---
                                      --------------   --------------   --------------   --------------
Net (loss) income                               $.33             $.46             $.45             $.48
                                      ==============   ==============   ==============   ==============
Weighted average common shares
  outstanding                              7,444,806       10,174,605       10,440,237       11,770,800
                                      ==============   ==============   ==============   ==============

                                                             1995
                                      ------------------------------------------------
                                      Second Quarter   Third Quarter    Fourth Quarter
                                      --------------   --------------   --------------
Total revenues                               $ 5,025          $16,081          $17,349
                                      ==============   ==============   ==============
Income before minority interests
  and extraordinary item                      $1,205           $4,670           $4,679
Minority interest                               (580)          (1,253)          (1,234)
Extraordinary (loss)                          (4,234)             ---              ---
                                      --------------   --------------   --------------
Net (loss) income                            $(3,609)          $3,417            3,445
                                      ==============   ==============   ==============
Net income per weighted average
  common share:
Income before extraordinary item                $.09             $.46             $.46
Extraordinary loss                              (.64)             ---              ---
                                      --------------   --------------   --------------
Net (loss) income                              $(.55)            $.46             $.46
                                      ==============   ==============   ==============
Weighted average common shares
  outstanding                              6,586,850        7,454,594        7,454,594
                                      ==============   ==============   ==============

From June 3, 1995 (commencement of operations) to June 30, 1995

14.  Subsequent Events

     On March 12, 1997 the Company sold 4,945,000 shares of the Company's common stock at $45.25 per share for an aggregate consideration of approximately $224 million before deducting offering expenses.

                                                         Reckson Associates Realty Corp.
                                                                       And
                                                                  Reckson Group
                                              Schedule III-Real Estate and Accumulated Depreciation
                                                                December 31, 1996
                                                                  (In thousands)

                                                                        Cost Capitalized
                                                                          Subsequent to        Gross Amount at Which
                                                Initial Cost               Acquisition       Carried at Close of Period
Column A                      Column B            Column C                  Column D                 Column E

                                                        Buildings                 Buildings
                                                           and                       and
Description                 Encumberance      Land     Improvements     Land     Improvements    Land     Improvements    Total
-----------                   ---------    ---------     ---------   ---------    ---------   ---------     ---------   ---------
Vanderbilt Industrial Park,
  Hauppauge, New York
  (28 buildings in an
  industrial park)                <FN2>        $1,956       $10,085       $---       $7,391      $1,956       $17,476     $19,432
Airport International Plaza,
  Islip, New York
  (17 buildings in an             <FN4>
  industrial park)               $2,616         1,263        13,608        ---        9,433       1,263        23,041      24,304
County Line Industrial Center,
  Huntington, New York
  (3 buildings in an
  industrial park)                <FN2>           628         3,686        ---        2,177         628         5,863       6,491
32 Windsor Place, Islip, New
  York                            <FN2>            32           321        ---           46          32           367         399
42 Windsor Place, Islip, New
  York                            <FN2>            48           327        ---          538          48           865         913
505 Walt Whitman Rd.,
  Huntington, New York            <FN2>           140            42        ---           39         140            81         221
1170 Northern Blvd.,
  N. Hempstead, New York          <FN2>            30            99        ---           31          30           130         160
50 Charles Lindbergh Blvd.,
  Mitchel Field, New York        15,479         <FN1>        12,089        ---        4,642         ---        16,731      16,731
200 Broadhollow Road,
  Melville, New York              6,649           338         3,354        ---        1,995         338         5,349       5,687
48 South Service Road,
  Melville, New York              <FN2>         1,652        10,245        ---        2,752       1,652        12,997      14,649
395 North Service Road,
  Melville, New York             10,000         <FN1>        15,551        ---        5,870         ---        21,421      21,421
6800 Jericho Turnpike,
  Syosset, New York              15,001          582          6,566        ---        5,122         582        11,688      12,270
6900 Jericho Turnpike,
  Syosset, New York               5,279          385          4,228        ---        1,135         385         5,363       5,748
300 Motor Parkway,
  Hauppauge, New York             <FN2>          276          1,136        ---          552         276         1,688       1,964
88 Duryea Road,
  Hauppauge, New York             <FN2>          200          1,565        ---          600         200         2,165       2,365
210 Blydenburgh Road,
  Islandia, New York              <FN2>           11            158        ---          143          11           301         312
208 Blydenburgh Road,
  Islandia, New York              <FN2>           12            192        ---          146          12           338         350
71 Hoffman Lane,
  Islandia, New York              <FN2>           19            260        ---          171          19           431         450
933 Motor Parkway,
  Smithtown, New York             <FN2>          106            375        ---          262         106           637         743
65 and 85 South Service Road
  Plainview, New York             <FN3>           40            218        ---           10          40           228         268
333 Earl Ovington Blvd.(Omni)
  Mitchel Field, New York        42,580        <FN1>         67,221        ---       14,864         ---        82,085      82,085
135 Fell Court
  Islip, New York                 <FN2>          462          1,265        ---            6         462         1,271       1,733
40 Cragwood Road,
  South Plainfield, New Jersey    <FN2>          708          7,131         17        2,875         725        10,006      10,731
110 Marcus Drive,
  Huntington, New York            <FN2>          390          1,499        ---           13         390         1,512       1,902
333 East Shore Road,
  Great Neck, New York            <FN2>        <FN1>            564        ---           84         ---           648         648
310 East Shore Road,
  Great Neck, New York           2,322           485          2,009        ---          251         485         2,260       2,745
70 Schmitt Blvd.,
  Farmingdale, New York            642           727          3,408        ---            5         727         3,413       4,140
19 Nicholas Drive,
  Yapbank, New York               <FN2>          160          7,399        ---          ---         160         7,399       7,559
1516 Motor Parkway,
  Hauppauge, New York             <FN2>          603          6,722        ---          ---         603         6,722       7,325
125 Baylis Road,
  Melville,  New York             <FN2>        1,601          8,626        ---           31       1,601         8,657      10,258
35 Pinelawn Road,
  Melville,  New York             <FN2>          999          7,073        ---        1,098         999         8,171       9,170
520 Broadhollow Road,
  Melville, New York              <FN2>          457          5,572        ---        1,357         457         6,929       7,386
1660 Walt Whitman Road,
  Melville, New York              <FN2>          370          5,072        ---          220         370         5,292       5,662
70 Maxess Road,
  Melville, New York              1,900          708          1,859          5        1,871         713         3,730       4,443
85 Nicon Court,
  Hauppauge, New York             <FN3>          797          2,818        ---           54         797         2,872       3,669
104 Parkway Drive So.,
  Hauppauge, New York             <FN3>           54            804        ---          125          54           929         983
20 Melville Park Rd.,
  Melville, New York              <FN3>          391          2,650        ---           66         391         2,716       3,107
105 Price Parkway,
  Hauppauge, New York             <FN3>        2,030          6,327        ---          313       2,030         6,640       8,670
48 Harbor Park Drive,
  Hauppauge, New York             <FN3>        1,304          2,247        ---           91       1,304         2,338       3,642
125 Ricefield Lane,
  Hauppauge, New York             <FN3>           13            852        ---          316          13         1,168       1,181
110 Ricefield Lane,
  Hauppauge, New York             <FN3>           33          1,043        ---           50          33         1,093       1,126
120 Ricefield Lane,
  Hauppauge, New York             <FN3>           16          1,051        ---           28          16         1,079       1,095
135 Ricefield Lane,
  Hauppauge, New York             <FN3>           24            906        ---          374          24         1,280       1,304
30 Hub Drive,
  Huntington, New York            <FN3>          469          1,571        ---          214         469         1,785       2,254
60 Charles Lindbergh,
  Mitchel Field, New York         <FN3>          ---         20,800        ---        1,113         ---        21,913      21,913
155 White Plains Road.,
  Tarrytown, New York             <FN3>        1,613          2,542        ---           76       1,613         2,618       4,231
2 Church Street,
  Tarrytown, New York             <FN3>          232          1,307        ---           49         232         1,356       1,588
235 Main Street,
  Tarrytown, New York             <FN3>          955          5,375        ---          197         955         5,572       6,527
245 Main Street,
  Tarrytown, New York             <FN3>        1,294          7,284        ---          278       1,294         7,562       8,856
505 White Plains Road,
  Tarrytown, New York             <FN3>          236          1,332        ---           84         236         1,416       1,652
555 White Plains Road,
  Tarrytwon, New York             <FN3>          712          4,133        ---        1,727         712         5,860       6,572
560 White Plains Road,
  Tarrytown, New York             <FN3>        1,553          8,756        ---          650       1,553         9,406      10,959
580 White Plains Road,
  Tarrytown, New York             9,097        2,591         14,595        ---        1,059       2,591        15,654      18,245
660 White Plains Road,
  Tarrytown, New York             <FN2>        3,929         22,640        ---          384       3,929        23,024      26,953
Landmark Square,
  Stamford, CT                   49,948       11,603         64,466        ---          478      11,603        64,944      76,547
Land held for development         <FN3>        5,637            ---        ---          ---       5,637           ---       5,637
Development in progress           <FN3>        3,107          3,677        ---        1,685       3,107         5,362       8,469
Other Property                    <FN3>          ---            ---        ---          923         ---           923         923
                              ---------    ---------      ---------  ---------    ---------   ---------     ---------   ---------
Total                          $161,513      $53,981       $386,701        $22      $76,064     $54,003      $462,765    $516,768
                              =========    =========      =========  =========    =========   =========     =========   =========

Column A                      Column F      Column G     Column H     Column I

                                                                   Life on which
                             Accumlated      Date of       Date    Depreciation
Description                 Depreciation  Construction   Acquired   is Computed
-----------                   ---------    ---------     ---------   ---------
Vanderbilt Industrial Park,
  Hauppauge, New York
  (28 buildings in an                          1961-         1961-         10-
  industrial park)              $10,649        1979          1979     30 years
Airport International Plaza,
  Islip, New York
  (17 buildings in an                          1970-         1970-         10-
  industrial park)               11,541        1988          1988     30 years
County Line Industrial Center,
  Huntington, New York
  (3 buildings in an                           1975-         1975-         10-
  industrial park)                3,581        1979          1979     30 years
32 Windsor Place, Islip,                                                   10-
  New York                          273        1971          1971     30 years
42 Windsor Place, Islip,                                                   10-
  New York                          564        1972          1972     30 years
505 Walt Whitman Rd.,                                                      10-
  Huntington, New York               51        1950          1968     30 years
1170 Northern Blvd.,                                                       10-
  N. Hempstead, New York            108        1947          1962     30 years
50 Charles Lindbergh Blvd.,                                                10-
  Mitchel Field, New York         8,067        1984          1984     30 years
200 Broadhollow Road,                                                      10-
  Melville, New York              2,890        1981          1981     30 years
48 South Service Road,                                                     10-
  Melville, New York              5,257        1986          1986     30 years
395 North Service Road,                                                    10-
  Melville, New York              7,731        1988          1988     30 years
6800 Jericho Turnpike,                                                     10-
  Syosset, New York               7,051        1977          1978     30 years
6900 Jericho Turnpike,                                                     10-
  Syosset, New York               2,609        1982          1982     30 years
300 Motor Parkway,                                                         10-
  Hauppauge, New York             1,000        1979          1979     30 years
88 Duryea Road,                                                            10-
  Hauppauge, New York               896        1980          1980     30 years
210 Blydenburgh Road,                                                      10-
  Islandia, New York                210        1969          1969     30 years
208 Blydenburgh Road,                                                      10-
  Islandia, New York                251        1969          1969     30 years
71 Hoffman Lane,                                                           10-
  Islandia, New York                310        1970          1970     30 years
933 Motor Parkway                                                          10-
  Smithtown, New York               431        1973          1973     30 years
65 and 85 South Service Road                                               10-
  Plainview, New York               220        1961          1961     30 years
333 Earl Ovington Blvd. (Omni)                                             10-
  Mitchell Field, New York        8,848        1990          1995     30 years
135 Fell Court                                                             10-
  Islip, New York                   193        1965          1992     30 years
40 Cragwood Road,                                                          10-
  South Plainfield, New Jersey    5,669        1970          1983     30 years
110 Marcus Drive,                                                          10-
  Huntington, New York            1,080        1980          1980     30 years
333 East Shore Road,                                                       10-
  Great Neck, New York              394        1976          1976     30 years
310 East Shore Road,                                                       10-
  Great Neck, New York            1,086        1981          1981     30 years
70 Schmitt Blvd.,
  Farmingdale, New York             152        1965          1995     30 years
19 Nicholas Drive,
  Yapbank, New York                 350        1989          1995     30 years
1516 Motor Parkway,
  Hauppauge, New York               336        1981          1995     30 years
125 Baylis Road,
  Melville, New York                360        1980          1995     30 years
35 Pinelawn Road,
  Melville, New York                360        1980          1995     30 years
520 Broadhollow Road,
  Melville, New York                382        1978          1995     30 years
1660 Walt  Whitman Road,
  Melville, New York                216        1980          1995     30 years
70 Maxess Road,
  Melville, New York                ---        1967          1995     30 years
85 Nicon Court,
  Hauppauge, New York                95        1984          1995     30 years
104 Parkway Drive So.,
  Hauppauge, NY                      19        1985          1996     30 years
20 Melville Park Rd.,
  Melville, NY                        4        1965          1996     30 years
105 Price Parkway,                                                         10-
  Hauppauge, NY                      92        1969          1996     30 years
48 Harbor Park Drive,                                                      10-
  Hauppauge, NY                      25        1976          1996     30 years
125 Ricefield Lane,                                                        10-
  Hauppauge, NY                      29        1973          1996     30 years
110 Ricefield Lane,
  Hauppauge, NY                      28        1980          1996     30 years
120 Ricefield Lane,
  Hauppauge, NY                       4        1983          1996     30 years
135 Ricefield Lane,                                                        10-
  Hauppauge, NY                      34        1981          1996     30 years
30 Hub Drive,                                                              10-
  Huntington, NY                      9        1976          1996     30 years
60 Charles Lindbergh,                                                      10-
  Mitchel Field, NY                 401        1989          1996     30 years
155 White Plains Road.,                                                    10-
  Tarrytown, NY                      26        1963          1996     30 years
2 Church Street,                                                           10-
  Tarrytown, NY                      38        1979          1996     30 years
235 Main Street,                                                           10-
  Tarrytown, NY                     159        1974          1996     30 years
245 Main Street,                                                           10-
  Tarrytown, NY                     215        1983          1996     30 years
505 White Plains Road,                                                     10-
  Tarrytown, NY                      44        1974          1996     30 years
555 White Plains Road,                                                     10-
  Tarrytwon, NY                     114        1972          1996     30 years
560 White Plains Road,                                                     10-
  Tarrytown, NY                     279        1980          1996     30 years
580 White Plains Road,                                                     10-
  Tarrytown, NY                     470        1977          1996     30 years
660 White Plains Road,                                                     10-
  Tarrytown, NY                     605        1983          1996     30 years
Landmark Square,                               1973-
  Stamford, CT                      512        1984          1996     30 years
Land held for development           ---         N/A       various          N/A
Development in progress              11
Other property                       15
                              ---------
Total                           $86,344
                              =========

<FN1>
These land parcels are leased (see Note 4).
<FN2>
These properties are pledged as collateral for the Credit Facility
($108,500,000 outstanding at December 31, 1995   See Note 3).
<FN3>
There are no encumbrances on these properties.
<FN4>
The Encumberance of $2,616 is related to one property. The remaining 16 properties are pledged as collateral for the Credit Facility.

The changes in real estate for each of the periods in the three years ended
December 31, 1996 are as follows:
<CAPTION
                                   January 1, 1996       June 3, 1995        January 1, 1995
                                          to                   to                   to              Year ended
                                  December 31, 1996    December 31, 1995       June 2, 1995      December 31, 1994
                                  -----------------    -----------------    -----------------    -----------------
Real estate balance at beginning
  of period                                $288,056             $216,333             $159,693             $157,544
Improvements                                 15,174                3,768                  814                4,424
Disposal, including write-off of
  fully depreciated building
  improvements                                 (936)              (3,174)                 ---               (2,275)
Properties not contributed to the
  Company                                       ---                  ---              (15,133)                 ---
Consolidation of Omni <FN1>                     ---                  ---               70,959                  ---
Acquisitions                                214,474               55,054                  ---                  ---
Cash paid in exchange for properties            ---               16,075                  ---                  ---
                                      _____________       ______________        _____________        ______________
Balance at end of period                   $516,768             $288,056             $216,333              $159,693
                                      =============       ==============        =============        ==============

The changes in accumulated depreciation, exclusive of amounts relating to equip-
ment, autos, furniture and fixtures, for each of the periods in the three years ended December 31, 1995 are as follows:
                                   January 1, 1996       June 3, 1995        January 1, 1995
                                          to                   to                   to              Year ended
                                  December 31, 1996    December 31, 1995       June 2, 1995      December 31, 1994
                                  -----------------    -----------------    -----------------    -----------------
Balance at beginning of period              $72,499              $69,841              $71,596              $68,071
Depreciation for period                      14,781                5,832                2,453                5,598
Disposal, including write-off of
  fully depreciated building
  improvements                                 (936)              (3,174)                 ---               (2,073)
Properties not contributed to the
  Company                                       ---                  ---               (7,946)                 ---
Consolidation of Omni                           ---                  ---                3,738                  ---
                                      -------------        -------------        -------------        -------------
Balance at end of period                    $86,344              $72,499              $69,841              $71,596
                                      =============        =============        =============        =============

<FN1>
The Omni was consolidated as a result of the Company purchasing a controlling interest as part of the Formation transactions.

                               EXHIBIT INDEX

Exhibit
Number                          Description
-------                         -----------

 3.1*      Articles of Incorporation of Registrant
 3.2**     By-Laws of Registrant
 3.3**     Amended and Restated Articles of Incorporation
 4.1*      Specimen Share Certificate
10.1** Amended and Restated Agreement of Limited Partnership of Reckson Operating Partnership, L.P.
10.2** Second Amended and Restated Agreement of Limited Partnership of Omni Partners, L.P.
10.3**     Omnibus Option Agreement
10.4**     Registration Rights Agreement between the Company and Continuing
           Investors
10.5** Registration Rights Agreement relating to shares of Common Stock purchased by members of the Rechler family
10.6**     Registration Rights Agreement between Registrant and Odyssey
10.7** Employment and Non-Competition Agreement between Registrant and Donald Rechler
10.8** Employment and Non-Competition Agreement between Registrant and Scott Rechler
10.9** Employment and Non-Competition Agreement between Registrant and Mitchell Rechler
10.10** Employment and Non-Competition Agreement between Registrant and Gregg Rechler
10.11**    Non-Competition Agreement between Registrant and Roger Rechler
10.12**    Employment and Non-Competition Agreement between Registrant and
           J. Michael Maturo
10.13**    Employment and Non-Competition Agreement between Registrant and Jon
           L. Halpern
10.14**    Purchase Option Agreements relating to the Reckson Option Properties
10.15**    Purchase Option Agreements relating to the Other Option Properties
10.16**    Amended 1995 Stock Option Plan
10.17**    Registrant's Credit Facility
10.18**    1996 Employee Stock Options Plan
10.19**    Executive Center Leases
10.20**    Supplemental Representations and Warranties Agreement
10.21*     Ground Leases for certain of the Properties
10.22** Amended and Restated Agreement of Limited Partnership of Reckson FS Limited Partnership
10.23**    Indemnity Agreement relating to 100 Oser Avenue
10.24** Contribution Agreement by and among Registrant, Reckson Operating Partnership, L.P. and Tarrytown Corporate Center, Tarrytown
           Corporate Center IV, L.P., Tarrytown Corporate Center II,
           Crest Realties, 2 Church Street Associates, JAH Realties, and
           Jon Halpern
10.25***   Form of Members Agreement for Double D L.L.C.
10.26***   Form of Members Agreement for Halpern Real Estates Development L.L.C.
10.27** Form of Registration Rights Agreement between Registrant and certain Halpern affiliated entities
10.28** Registration Rights Agreement between Registrant and 125 Baylis Road L.L.C.
12.1       Statement Regarding Computation of Ratios
21.1       Statement of Subsidiaries
24.1       Powers of Attorney (included in Part IV of this Form 10-K)
27.0       Financial Data Schedule

  * Previously filed as an exhibit to Registration Statement on Form S-11 (No. 33-84324) and incorporated herein by reference.
 ** Previously filed as an exhibit to the Company's Form 8-K report filed the SEC on November 25, 1996 and incorporated herein by reference.
*** Previously filed as an exhibit to the Company's Form 8-K report filed with the SEC on March 8, 1996 and incorporated herein by reference.
**** Previously filed as on Exhibit to the Company's Form 8-K report filed with the SEC on November 25, 1996 and incorporated herein by reference.

Exhibit 12.1

                Reckson Associates Realty Corp.
              Ratios of Earnings to Fixed Charges

     The following table sets forth the Company's consolidated ratios of earnings to fixed charges for the periods shown:

                      June 3, 1995     January 1, 1995           Year Ended December 31,
  Year Ended               to                to             --------------------------------
December 31, 1996   December 31, 1995    June 2, 1995        1994         1993         1992
-----------------   -----------------  ---------------      ------       ------       ------
            2.72x               2.71x            0.96x<FN1>  0.97x<FN1>   0.65x<FN1>   0.70x<FN1>

<FN1>
Prior to completion of the IPO on June 2, 1995, the Company's predecessors operated in a manner as to minimize net taxable income to the owners. The
IPO and the related formation transactions permitted the Company to deleverage its properties significantly, resulting in a significantly improved ratio of earnings to fixed charges.

Exhibit 21.1

                Reckson Associates Realty Corp.
                 Statement of Subsidiaries


Name                                State of Organization
------------------------------      -----------------------------

Omni Partners, L.P.                 Delaware
Reckson FS Limited Parntership      Delaware