Form 10-Q
period 1997-03-31
RECKSON ASSOCIATES REALTY CORP
filed 1997-05-02
CIK 930548

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997

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

                           Yes  X   No

The company has only one class of common stock, issued at $.01 par value per share with 34,288,866 shares outstanding as of April 25, 1997.

                RECKSON ASSOCIATES REALTY CORP.
                        QUARTERLY REPORT
          FOR THE THREE MONTHS ENDED MARCH 31, 1997
                       TABLE OF CONTENTS



INDEX

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets of Reckson Associates Realty Corp.
          as of March 31, 1997 and December 31, 1996 ..............

          Consolidated Statement of Operations of Reckson Associates Realty Corp. for the three months ended March 31, 1997 and March 31, 1996 ......................................

          Consolidated Statement of Cash Flows of Reckson Associates Realty Corp. for the three months ended March 31, 1997 and March 31, 1996 ......................................

          Notes to the Consolidated Financial Statements of Reckson
          Associates Realty Corp ..................................

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ...................................

PART II   OTHER INFORMATION .......................................


Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults Upon Senior Securities
Item 4.   Submission of Matters to a Vote of Securities Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART I -  FINANCIAL INFORMATION
Item 1 -  FINANCIAL STATEMENTS

                  RECKSON ASSOCIATES REALTY CORP.
                   CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except for share amounts)

                                                March 31,       December 31,
                                                   1997             1996
                                                _________        _________
                                                (Unaudited)
ASSETS
Commercial real estate properties, at cost:
  Land                                          $  50,196        $  45,259
  Building and improvements                       492,536          457,403
  Land held for future development                  5,711            5,637
  Development in progress                           9,499            8,469
  Furniture, fixtures and equipment                 2,975            2,736
                                                _________        _________
                                                  560,917          519,504
   Less accumulated depreciation                  (91,497)         (88,602)
                                                _________        _________
                                                  469,420          430,902
Investment in real estate joint ventures            6,336            5,437
Investment in mortgage notes and notes
  receivables                                      69,435           51,837
Cash and cash equivalents                         111,822           12,688
Tenants receivables                                 2,434            1,732
Affiliate receivables                               4,737            3,826
Deferred rent receivable                           12,708           12,573
Prepaid expenses and other assets                   7,836            6,225
Contract and land deposits and pre-acquistion
  costs                                            11,540            7,100
Deferred leasing and loan costs                    12,451           11,438
                                                _________        _________
   Total Assets                                 $ 708,719        $ 543,758
                                                =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes payable                          $ 165,852        $ 161,513
Credit facility                                    55,000          108,500
Accrued expenses and other liabilities             13,723           15,868
Affiliate payables                                    732              502
Dividends and distributions payable                 9,555            9,442
                                                _________        _________
   Total Liabilities                              244,862          295,825
                                                _________        _________

Minority interest in consolidated partnership       9,419            9,187
Limited partners' minority interest in
  operating partnership                            76,846           51,879
                                                _________        _________
                                                   86,265           61,066
                                                _________        _________

STOCKHOLDERS' EQUITY:

Preferred Stock, $.01 par value, 25,000,000
  shares authorized, none issued or
  outstanding                                         ---              ---
Common Stock, $.01 par value, 100,000,000
  shares authorized, 17,136,502 and
  12,178,177 shares issued and outstanding,
  respectively                                        172              122
Additional paid in capital                        377,420          186,745
                                                _________        _________
   Total Stockholders' Equity                     377,592          186,867
                                                _________        _________
   Total Liabilities and Stockholders' Equity   $ 708,719        $ 543,758
                                                =========        =========

See Accompanying Notes to Financial Statements.

                  RECKSON ASSOCIATES REALTY CORP.
               CONSOLIDATED STATEMENT OF OPERATIONS
         (Dollars in thousands, except per share amounts)
                                            Three Months       Three Months
                                               Ended              Ended
                                             March 31,          March 31,
                                                1997               1996
                                             _________          _________
                                            (Unaudited)        (Unaudited)
REVENUES:
  Base rents                                $  26,590          $  16,144
  Tenants escalation and reimbursements         3,245              2,318
  Equity in earnings of real estate
    joint ventures                                 97                ---
  Equity in earnings of service companies         142                513
  Interest income on mortgage notes and
    note receivable                               959                ---
  Other                                           659                 90
                                            _________          _________
Total Revenues                                 31,692             19,065
                                            _________          _________

EXPENSES:
  Operating Expenses:
   Property operating expenses                  5,664              3,544
   Real Estate Taxes                            4,564              2,866
   Ground Rents                                   303                257
   Marketing, general and administrative        1,980                966
                                            _________          _________
Total Operating Expenses                       12,511              7,633
                                            _________          _________

Interest                                        4,736              2,896
Depreciation and amortization                   5,640              3,633
                                            _________          _________
Total Expenses                                 22,887             14,162
                                            _________          _________

Income before minority interest and
  extraordinary item                            8,805              4,903
Minority Partners' Interest in consolidated
  partnership (income) loss                      (243)              (235)
Limited Partners' interest in the Operating
  partnership (income) loss                    (1,778)            (1,350)
                                            _________          _________
Income (Loss) before extraordinary item         6,784              3,318
Extraordinary item-write-off of costs on a
  restatement of credit facility, net of
  limited partners share of $364                  ---               (895)
                                            _________          _________
Net income                                  $   6,784          $   2,423
                                            =========          =========
Net income (loss) per common share          $    0.51          $    0.33
                                            =========          =========
Weighted average common shares outstanding  13,284,581         7,444,733
                                            =========          =========

See Accompanying Notes to Financial Statements

                  RECKSON ASSOCIATES REALTY CORP.
               CONSOLIDATED STATEMENT OF CASH FLOWS
                   (Unaudited and in thousands)
                                            Reckson             Reckson
                                           Associates          Associates
                                           Realty Corp.        Realty Corp.
                                           Three Months        Three Months
                                              Ended               Ended
                                            March 31,           March 31,
                                               1997                1996
                                            _________           _________
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                           $   6,784           $   2,423
Adjustments to reconcile net income loss to
  net cash provided by operating activities
  Depreciation and amortization                 5,640               3,633
  Write off of costs on restatement of credit
  facility                                        ---                 895
  Minority partners' interest in Consolidated
  Partnership                                     243                 235
  Limited partners' interest in Operating
  Partnership                                   1,778               1,350
  Equity in earnings of service companies        (142)               (513)
  Equity in earnings of real estate
  partnerships                                    (97)                ---
  Dividend from service companies                 ---                 100
  Distribution from real estate partnership        98                 ---
  Interest income on mortgage note receivable    (479)                ---
  Tenant receivables                             (229)               (513)
  Prepaid expenses and other assets            (1,344)             (1,272)
  Deferred rents receivable                    (1,134)               (924)
  Accrued expenses and other liabilities       (1,904)                (27)
  Deferred ground rents payable                    66                  56
  Advance rents received                        1,000                 501
                                            _________           _________
Net cash provided by operating activities      10,280               5,944
                                            _________           _________

CASH FLOW FROM INVESTING ACTIVITIES:
  Increase in deferred acquisition costs
   and other                                   (4,314)             (6,095)
  Purchase of commercial real estate
   property                                   (28,046)            (26,740)
  Investment in mortgage note receivable      (17,194)                ---
  Investment in real estate partnerships         (900)                ---
  Investment in service company                  (100)             (3,170)
  Additions to land, buildings and
   improvements                                (7,570)             (3,158)
  Purchase of furniture, fixtures and
   equipment                                     (224)                (49)
  Payment of leasing costs                     (1,230)               (421)
  Advance to equity investee                      ---                 (26)
                                            _________           _________
  Net cash used in investing activities       (59,578)            (39,659)
                                            _________           _________
CASH FLOW FROM FINANCING ACTIVITIES:
  Principal payments on borrowings               (328)                (22)
  Payment of loan costs                          (787)               (258)
  Advances to affiliates                         (258)               (172)
  Proceeds from secured credit facility        13,500              36,000
  Repayments of secured credit facility       (67,000)                ---
  Proceeds from issuance of common stock
   net of issuance costs                      211,841                (226)
  Distribution to minority partners in
   Consolidated Partnership                       (11)               (375)
  Distribution to minority partners in
    Operating Partnership                      (1,981)                ---
  Payments of dividends                        (7,314)                ---
  Increase (Decrease)
    in security deposit liability                 770                 (18)
                                            _________            _________
Net cash provided by (used in) financing
activities                                    148,432               34,929
                                            _________            _________
Net increase (decrease) in cash and
cash equivalents                               99,134                1,214
Cash and cash equivalents at beginning of
period                                         12,688                6,984
                                            _________            _________
Cash and cash equivalents at end of period  $ 111,822            $   8,198
                                            =========            =========

See Accompanying Notes to Financial Statements

                       Reckson Associates Realty Corp.
                  Notes to Consolidated Financial Statements
                               March 31, 1997
                                (Unaudited)


1.   Organization and Formation of the Company

          Reckson Associates Realty Corp. ("the Company") was incorporated in Maryland in September 1994 and is the successor to the operations of the Reckson Group. In June, 1995 the Company completed an initial public offering of 7,038,000 shares of common stock ("the IPO"). The IPO price was $24.25 per common share resulting in gross offering proceeds of approximately $170,671,500. The Company also issued 400,000 shares in a concurrent offering to the Rechler family resulting in $9,700,000 in additional proceeds. The aggregate proceeds to the Company, net of underwriting discount and advisory fee and other offering expenses, were approximately $162,000,000.

          The following transactions occurred simultaneously with the completion of the IPO:


          The Company consummated various purchase agreements to acquire certain properties and interests in partnerships which own properties from certain non-continuing investors. Pursuant to such agreements the Company paid approximately $6,952,000, in cash to certain holders of the interests.

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

As of March 31, 1997, the Company owned and operated 32 office properties comprising approximately 4.4 million square feet, 89 industrial properties comprising approximately 5.2 million square feet and 2 retail properties comprising approximately 20,000 square feet, located in the New York "Tri-State" area. In addition, the Company owned or had contracted to own approximately 145 acres of land in nine separate parcels for development.

2.   Basis of Presentation

     The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership at March 31, 1997 and the results of their operations for the three months ended March 31, 1997 and their cash flows for the three months ended March 31, 1997. The operating results of the service businesses currently conducted by Reckson Management Group, Inc., Reckson Construction Group, Inc. and Reckson Executive Centers, L.L.C. are reflected in the accompanying financial statements on the equity method of accounting. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest, such investments are also reflected in the accompanying financial statements on the equity method of allocating. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The accompanying interim financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature which are necessary to fairly state the interim financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10K for the year ended December 31, 1996.

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

3.   Mortgage Notes Payable

     As of March 31, 1997, the Company had approximately $133.3 million of fixed rate mortgage loans which mature at various times between 1999 and 2012. The loans are secured by thirteen properties and have a weighted average interest rate of 8.01%. In addition, the Company has a $32.6 million floating rate mortgage loan on the Omni with an interest rate equal to 150 basis points over one-month LIBOR. The Company has received a $58 million mortgage loan commitment from a financial institution to refinance the current mortgage encumbering the Omni. The loan will have a 10-year term and will bear interest at a fixed rate to be determined based on 10-year treasury rates plus 130 basis points.

4.   Credit Facility

     On February 25, 1997, the Company obtained a commitment for a three-year $175 million unsecured credit facility from Chase Manhattan Bank and Union Bank of Switzerland (the "Unsecured Credit Facility") which upon syndication could provide for a maximum borrowing of up to $225 million. The Company's ability to borrow thereunder will be subject to the satisfaction of certain customary financial covenants. In addition, borrowings under the Unsecured Credit Facility will bear interest at a floating rate equal to one, two, three or six month LIBOR (at the Company's election) plus a spread ranging from 1.125% to 1.5% based on the Company's leverage ratio. The Unsecured Credit Facility will replace the Company's existing $150 million secured credit facility.

     The Company currently has a $150 million credit facility (the "Credit Facility"). Borrowings under the Credit Facility are guaranteed by Reckson FS Limited Partnership and such guarantee is secured by a first mortgage lien and an unsecured second mortgage lien on certain properties. The Company pays a financing fee equal to 1.5% on each draw. The loan agreement also provides for unused commitment fees over the term of the facility. The Credit Facility has a two year term which the Company has the option to extend one year subject to an extension fee of 1.0% of the principal indebtedness outstanding on the extension date. Maximum advance availability is determined under a borrowing base formula. At March 31, 1997, the maximum advance availability was $150 million. The maximum advance availability can be increased by adding income producing properties to the borrowing base. The balance outstanding on the Credit Facility at March 31, 1997 was $55 million. On February 22, 1996, the Operating Partnership amended and restated the Credit Facility, pursuant to which the interest rate was reduced to 175 basis points over one-month LIBOR and the minimum debt service coverage ratio was reduced to 1.6.

5.   Commercial Real Estate Investments

     On January 7, 1997, the Company exercised its option to acquire 110 Bi-County Blvd. in Farmingdale, New York. The 147,281 square foot industrial property was acquired for approximately $9.0 million. The acquisition was financed with the issuance of OP units and the assumption of a first mortgage loan in the amount of approximately $4.67 million. This property was acquired in connection with an option agreement, entered into by the Company at the time of the IPO, which provided for a purchase price equal to the lesser of (i) a fixed price established at the time of the IPO and (ii) the net operating income divided by a capitalization rate of 11.5%. The properties were purchased from a partnership owned by Donald Rechler and Roger Rechler.

     On March 5, 1997, the Company acquired a single story industrial building located in Hauppauge, New York, encompassing approximately 70,000 square feet for approximately $2.35 million. The acquisition was financed with proceeds from a draw on the Credit Facility.

     On March 12, 1997, the Company acquired a portfolio of ten industrial buildings located within the Company's Vanderbilt Industrial Park in Hauppauge, New York. Eight of the buildings are multi-tenanted and two of the buildings are 100% leased to single tenants. The ten buildings encompass approximately 447,800 square feet and were purchased for approximately $21.6 million. The acquisition was financed with proceeds from the Company's most recent equity offering (see Note 6).

     On March 13, 1997, the Company loaned approximately $17 million to its minority partners in Omni, its flagship office building, and effectively increased its economic interest in the property owning partnership.

     On March 31, 1997, the Company acquired a vacant industrial building located in Clifton, New Jersey encompassing approximately 180,000 square feet for approximately $4.4 million. The Company plans to redevelop the property into a Class A office building. The acquisition was financed with proceeds from the most recent equity offering (see Note 6).

     During April 1997, the Company acquired two Class A office buildings located in Melville, New York encompassing approximately 301,000 square feet and one research and development facility located in Shelton, Connecticut encompassing approximately 452,000 square feet. The aggregate purchase prices for these properties amounted to approximately $63.3 million and was financed with proceeds from the most recent equity offering (see Note 6).

6.   Stockholders Equity

     On March 12, 1997 the Company completed a public stock offering (the "Offering") and sold 4,945,000 common shares at a price of $45.25 per share (including 645,000 related to the exercise of the underwriters over allotment option). Net proceeds from the Offering were approximately $212 million.

     On January 7, 1997, the Operating Partnership issued 101,902 OP Units in connection with the acquisition of 110 Bi-County Boulevard.

     Net income per share was calculated using the weighted average number of shares outstanding of 13,284,581 for three months ended March 31, 1997 and 7,444,733 for the three months ended March 31, 1996.

     On February 12, 1997, the Board of Directors declared a dividend of $.60 per share of common stock payable on April 15, 1997, to shareholders of record as of February 24, 1997. The dividend declared, which related to the three months ended March 31, 1997 is based upon an annual distribution of $2.40 per share.

     On February 12,1997, the Board of Directors of the Company declared a two-for-one stock split, effective as a stock dividend distributable on April 15, 1997 to stockholders of record on April 4, 1997.

     In February 1997, the Financial Accounting Standards Board, FASB, issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. This will not have any impact on primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

7.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                            Reckson           Reckson
                           Associates        Associates
                          Realty Corp.      Realty Corp.
                          Three Months      Three Months
                             Ended              Ended
                           March 31,          March 31,
                              1997              1996
                           __________          __________
Cash paid during the
  period for interest      $    5,486          $    2,628
      (in thousands)

     On January 7, 1997, the Company purchased 110 Bi-County Boulevard in Farmingdale, New York, which included the issuance of 101,902 units for a total non-cash investment of $4,279,884.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements of Reckson Associates Realty Corp. (the "Company") and related notes thereto.

Overview and Background

     The Company is a self-administered and self arranged real estate investment trust (REIT) specializing in the acquisition, leasing, financing, management and development of office and industrial properties. The Company's growth strategy is focused on the suburban markets within the 50 mile radius surrounding New York City. Since completion of its initial public offering in May 1995, the Company has acquired or contracted to acquire approximately $500 million of properties comprising approximately 7.1 million square feet of space.

     On March 12, 1997, the Company completed a public stock offering and sold 4,945,000 common shares at a price of $45.25 per share (including 645,000 common shares sold in connection with the underwriters exercise of the overallotment option). Net proceeds from the offering were approximately $212 million.

     At March 31, 1997, the Company's portfolio of real estate properties included 32 office buildings containing approximately 4.4 million square feet, 89 industrial buildings containing approximately 5.2 million square feet and 2 retail properties containing approximately 20,000 square feet.

     During the three months ended March 31, 1997, the Company acquired thirteen industrial buildings encompassing approximately 845,000 square feet of space for an aggregate purchase price amounting to approximately $37.4 million. These acquisitions were financed with a combination of proceeds from a draw on the Credit Facility, the issuance of Operating Partnership units and proceeds from the Offering.

     In addition, during April 1997, the Company acquired two Class A office buildings encompassing an aggregate of approximately 301,000 square feet and one research and development facility encompassing approximately 452,000 square feet for an aggregate purchase price of $63.3 million which was financed with proceeds from the Offering.

     The market capitalization of the Company, based on the market value (at a
stock price of   $46.125 at March 31, 1997 on 17,136,502 issued and outstanding shares of Company common stock and 3,487,407 OP Units (assuming conversion to common stock) and the $214.8 million (including share of joint venture debt and net of minority partners' 40% interest in Omni's debt) of debt outstanding at March 31, 1997 was $1.2 billion. As a result, the Company's total debt to total market capitalization ratio at March 31, 1997 equaled approximately 18.4%.

Results of Operations

Three months ended March 31, 1997 vs. the three months ended March 31, 1996.

                                           Three Months Ended March 31,
                                                   (as adjusted)
                                              1997               1996
                                           _________          _________
Base rental revenue                        $  26,590          $  16,144
Tenant escalations and reimbursements          3,245              2,318
Equity in earnings of service companies          142                513
Equity in real estate joint ventures              97                ---
Interest income on mortgage notes and
  note receivable                                959                ---
Other                                            ---                 90
                                           _________          _________
Total Operating Revenues                      31,692             19,065
                                           _________          _________

Operating Expenses                             5,664              3,544
Real estate taxes                              4,564              2,866
Ground rents                                     303                257
Interest                                       4,736              2,896
Depreciation and amortization                  5,640              3,633
Marketing General and Administration           1,980                966
                                           _________           ________
Total expenses                                22,887             14,162
                                           _________           ________
Income from operations                     $   8,805           $  4,903
                                           =========           ========

          Income of $8,805 for the three months ended March 31, 1997 increased by $3,902 as compared to income of $4,903 for the 1996 period. The increase in base rental revenue of $10,446 and $927 escalations is primarily attributable to additional square footage leased, particularly at the Omni and the acquisition of properties during 1996. Other income of $659 primarily consists of interest income on cash balances including net proceeds from the March 12, 1997 equity offering.

     Operating expenses and real estate taxes increased by $3,818 for the three months ended March 31, 1997 as compared to the 1996 period. The increase in operating expenses and real estate taxes during the 1997 period are primarily
attributable to operating an increased number of properties.   Interest expense
increased $1,840 for the three months ended March 31, 1997, compared to the prior period, principally due to an increase in the amount of outstanding debt incurred in connection with the acquisition of properties. Marketing, general and administrative expenses increased by $1,014 primarily as a result of overall growth of the Company including payroll and related costs related to the opening of the Westchester and Southern Connecticut divisions.

     Gross operating margin (defined as operating revenues, consisting of base rental revenue and tenant escalations and reimbursements less total operating expenses, real estate taxes and ground rents, as a percentage of operating revenues) for the three months ended March 31, 1997 was 64.7% as compared to 63.9% for the three months ended March 31, 1996. The increase reflects the Company's ability to realize certain operating efficiencies as a result of operating a larger portfolio of properties in its established markets and the impact of milder weather conditions in 1997.

Liquidity and Capital Resources

     In June 1995, the Company completed an initial public offering of 7,438,000 shares of its common stock at $24.25 per share. Net proceeds to the Company were approximately $162 million. During 1996, the Company completed two add-on offerings aggregating 4,725,000 shares of its common stock (the "Add-On Offerings") resulting in net proceeds to the Company of approximately $145.3 million. Proceeds from the Add-On Offerings were primarily used to repay borrowings under the Credit Facility and to fund the purchase of commercial real estate properties.

     In connection with the purchase of one industrial property the Company issued 101,902 OP Units as partial consideration in the transaction.

     On March 12, 1997, the Company completed a 4,945,000 common share offering, including 645,000 sold in connection with the exercise of the underwriters overallotment option. Net proceeds to the Company (after underwriting discount of approximately $11.7 million and approximately $300,000 of offering costs) were approximately $212 million. Net proceeds were used to repay borrowings outstanding under the Credit Facility and to purchase certain commercial real estate properties under contract and for future acquisitions of properties and general working capital.

     On February 25, 1997, the Company obtained a commitment for a three-year $175 million unsecured credit facility from Chase Manhattan Bank and Union
Bank of Switzerland (the "Unsecured Credit Facility") which upon syndication could provide for a maximum borrowing of up to $225 million. The Company's ability to borrow thereunder will be subject to the satisfaction of certain customary financial covenants. In addition, borrowings under the Unsecured Credit Facility will bear interest at a floating rate equal to one, two, three or six month LIBOR (at the Company's election) plus a spread ranging from 1.125% to 1.5% based on the Company's leverage ratio. The Unsecured Credit Facility will replace the Company's existing $150 million secured credit facility.

     The Company has a $150 million credit facility (the "Credit Facility") with a two-year term, with a one-year extension and requires monthly payments of interest only, with the balance of all principal and accrued but unpaid interest due on June 2, 1997. The loan agreement provides for a financing fee equal to 1.5% of each draw. The loan agreement also provides for unused commitment fees, over the term of the facility. Borrowings under the Credit Facility are guaranteed by Reckson FS Limited Partnership and such guarantee is secured by a first mortgage lien and an unsecured second mortgage lien on certain properties.

     In February 1996, the Operating Partnership amended and restated the Credit Facility agreement, pursuant to which the interest rate was reduced to 175 basis points over one-month LIBOR (at March 31, 1997, the one month LIBOR approximated 5.47%) and the minimum debt service coverage ratio was reduced to 1.6. In addition, the Operating Partnership was given the right to convert outstanding borrowings at maturity to a five-year term loan at a fixed rate equal to the then prevailing interest rate on five-year U.S. Treasury instruments plus a spread, provided certain specified conditions are satisfied and no event of default exists. The Credit Facility contains a number of customary financial covenants.

     The Company's indebtedness at March 31, 1997 totaled $214.8 million (including its share of joint venture debt and net of the minority partners' 40% interest in Omni's debt) and was comprised of $55 million outstanding under the Credit Facility and approximately $159.8 million of mortgage indebtedness.
Based on the Company's total market capitalization of $1.2 billion at March 31, 1997, (calculated at a $46.125 per share stock price and assuming the conversion of the 3,487,407 OP Units outstanding on such date, the Company's debt represented approximately 18.4% of its total market capitalization.

     The Company expects to meet its short term liquidity requirements primarily through cash flow from operating activities, which the Company believes will be sufficient to fund non-incremental revenue generating capital expenditures and payment of dividends. In addition to its operating cash flow, the Credit Facility provides for working capital advances. The Company intends to finance its on-going construction and acquisition activities through borrowings under the Credit Facility and mortgage indebtedness. At March 31, 1997, the Company had maximum capacity under the Credit Facility of approximately $150 million subject to the sufficiency of the borrowings base, as defined in the loan agreement (see note 4 to the Financial Statements). The Company expects to meet its long-term liquidity requirements, consisting primarily of debt maturities, through the refinancing of existing mortgage indebtedness or through the issuance of additional equity and/or debt securities.

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

Supplemental Information on Capital Expenditures and Tenant Improvement and Leasing Costs

     The following table summarizes the expenditures incurred for capital expenditures, tenant improvements and leasing commissions for the Company's office and industrial properties for the three month period ended March 31, 1997 and the historical average of such capital expenditures, tenant improvements and leasing commissions for the years 1994 through 1996.

Non-Incremental Revenue Generating Capital Expenditures

                                                          1994-1996     Jan-Mar
                               1994      1995      1996    Average       1997
                             ________  ________  ________  ________  __________
Office Properties:
 Total                       $158,340  $364,545  $375,026  $299,304  $  216,017
 Per Square Foot                  .10       .19       .13       .14         .05

Industrial Properties:
 Total                       $524,369  $290,457  $670,751  $495,192  $  148,348
 Per Square Foot                  .18       .08       .18       .15         .04



Non-Incremental Revenue - Generating Tenant Improvement and Leasing Commissions

                                  1994      1995      1996      1997
                                ________  ________  ________  ________

Long Island Office Properties:
 Tenant Improvement Costs       $902,312  $452,057  $523,574  $ 84,946
 Per Square Foot Improved           5.13      4.44      4.28      7.59
 Leasing Commissions            $341,253  $144,925  $119,047  $ 83,740
 Per Square Foot Leased             1.94      1.42      0.97      7.48
                                ________  ________  ________  ________
Total Per Square Foot           $   7.07  $   5.86  $   5.25  $  15.07
                                ========  ========  ========  ========

Westchester Office Properties:
 Tenant Improvement Costs       $    N/A  $    N/A  $834,764  $258,781
 Per Square Foot Improved            N/A       N/A      6.33      5.46
 Leasing Commissions            $    N/A  $    N/A  $264,388  $154,951
 Per Square Foot Leased              N/A       N/A      2.00      3.27
                                ________  ________  ________  ________
Total Per Square Foot           $    N/A  $    N/A  $   8.33  $   8.73
                                ========  ========  ========  ========
Connecticut Office Properties:
 Tenant Improvement Costs       $    N/A  $    N/A  $ 58,000  $143,420
 Per Square Foot Improved            N/A       N/A     12.45      6.15
 Leasing Commissions            $    N/A  $    N/A  $      0  $ 11,736
 Per Square Foot Leased              N/A       N/A         0       .60
                                ________  ________  ________  ________
Total Per Square Foot           $    N/A  $    N/A  $  12.45  $   7.99
                                ========  ========  ========  ========
Industrial Properties:
 Tenant Improvement Costs       $585,981  $210,496  $380,334  $ 90,524
 Per Square Foot Improved            .88       .90       .72      2.82
 Leasing Commissions            $176,040  $107,351  $436,213  $ 35,948
 Per Square Foot Improved            .27       .46       .82      1.12
                                ________  ________  ________  ________
Total Per Square Foot           $   1.15  $   1.36  $   1.54  $   3.94
                                ========  ========  ========  ========

LEASE EXPIRATIONS

    The following table sets forth scheduled lease expirations for executed leases as of March 31, 1997.

Long Island Office Properties (excluding Omni):

                                              % of
                                 Total        Total           Per          Per
                                Rentable     Rentable        Square      Square
                      Number     Square       Square          Foot        Foot
  Year of Lease         of        Feet         Feet           S/L         Base
    Expiration        Leases    Expiring     Expiring        Rent(1)     Rent(2)
__________________     ______   _________    ________        _______    _______
Remainder of 1997          18     137,798        9.4%       $ 21.42     $ 24.81
1998                       27     197,843       13.6%       $ 22.03     $ 23.65
1999                       26     118,803        8.1%       $ 19.53     $ 21.16
2000                       25     166,299       11.4%       $ 21.79     $ 22.76
2001                       26     135,288        9.3%       $ 21.43     $ 24.85
2002                       21     223,676       15.3%       $ 21.37     $ 22.88
2003and thereafter         46     478,602       32.8%           ---
                       ______   _________    ________
Totals                    189   1,458,309       100.0%
                       ======   =========    ========


Office Properties - Omni:

                                              % of
                                 Total        Total           Per          Per
                                Rentable     Rentable        Square      Square
                      Number     Square       Square          Foot        Foot
  Year of Lease         of        Feet         Feet           S/L         Base
    Expiration        Leases    Expiring     Expiring        Rent(1)     Rent(2)
__________________     ______   _________    ________        _______    _______
Remainder of 1997           2      27,729         5.1%       $ 31.89    $ 36.28
1998                      ---         ---         ---%       $   ---    $   ---
1999                      ---         ---         ---%       $   ---    $   ---
2000                        5      66,131        12.2%       $ 31.58    $ 33.77
2001                        5      59,693        11.0%       $ 19.75    $ 24.01
2002                        4     105,703        19.4%       $ 28.96    $ 30.09
2003and thereafter         13     284,310        52.3%           ---        ---
                       ______   _________    ________
Totals                     29     543,566       100.0%
                       ======   =========    ========


Industrial Properties:

                                              % of
                                 Total        Total           Per          Per
                                Rentable     Rentable        Square      Square
                      Number     Square       Square          Foot        Foot
  Year of Lease         of        Feet         Feet           S/L         Base
    Expiration        Leases    Expiring     Expiring        Rent(1)     Rent(2)
__________________     ______   _________    ________        _______    _______
Remainder of 1997          26     174,831         4.6%       $  5.33    $  5.35
1998                       40     536,436        13.2%       $  5.06    $  5.71
1999                       34     545,511        14.0%       $  5.73    $  5.97
2000                       23     410,701        10.7%       $  5.22    $  4.98
2001                       24     755,291        19.7%       $  5.43    $  5.58
2002                        8      47,926         1.2%       $  5.66    $  5.66
2003and thereafter         34   1,404,043        36.6%           ---        ---
                       ______   _________     ________
Totals                    189   4,012,739        100.0%
                       ======   =========     ========


Research and Development:

                                              % of
                                 Total        Total           Per          Per
                                Rentable     Rentable        Square      Square
                      Number     Square       Square          Foot        Foot
  Year of Lease         of        Feet         Feet           S/L         Base
    Expiration        Leases    Expiring     Expiring        Rent(1)     Rent(2)
__________________     ______   _________    ________        _______    _______
Remainder of 1997           3      85,107        11.7%       $  7.84    $  8.41
1998                        6     190,918        26.3%       $  9.59    $ 11.10
1999                       11     134,487        18.5%       $  8.21    $  8.09
2000                        8     137,440        18.9%       $  8.13    $  8.03
2001                        6      72,259        10.0%       $  9.69    $  5.04
2002                        2       7,967         1.1%       $ 17.32    $  9.18
2003and thereafter          5      97,450        13.4%           ---        ---
                       ______   _________    ________
Totals                     41     725,628       100.0%
                       ======   =========    ========


Westchester Properties:

                                              % of
                                 Total        Total           Per          Per
                                Rentable     Rentable        Square      Square
                      Number     Square       Square          Foot        Foot
  Year of Lease         of        Feet         Feet           S/L         Base
    Expiration        Leases    Expiring     Expiring        Rent(1)     Rent(2)
__________________     ______   _________    ________        _______    _______
Remainder of 1997          24      66,357         6.3%       $ 17.47    $ 18.90
1998                       28     140,585        13.4%       $ 18.69    $ 19.47
1999                       20      45,738         4.4%       $ 18.18    $ 18.93
2000                       21     163,985        15.6%       $ 19.56    $ 20.67
2001                       26     122,361        11.6%       $ 19.24    $ 20.44
2002                       22     166,830        15.9%       $ 17.58    $ 20.38
2003and thereafter         26     344,679        32.8%           ---
                       ______   _________    ________
Totals                    167   1,050,535       100.0%
                       ======   =========    ========


Stamford Properties:

                                              % of
                                 Total        Total           Per          Per
                                Rentable     Rentable        Square      Square
                      Number     Square       Square          Foot        Foot
  Year of Lease         of        Feet         Feet           S/L         Base
    Expiration        Leases    Expiring     Expiring        Rent(1)     Rent(2)
__________________     ______   _________    ________        _______    _______
Remainder of 1997          14      32,592         5.0%       $ 17.92    $ 18.19
1998                       12      38,197         5.8%       $ 20.35    $ 20.68
1999                       17      42,841         6.5%       $ 20.82    $ 21.13
2000                       25      91,314        14.0%       $ 21.02    $ 22.07
2001                       16      85,986        13.1%       $ 24.78    $ 25.54
2002                        9      35,083         5.4%       $ 20.67    $ 21.81
2003and thereafter         20     328,349        50.2%           ---
                       ______   _________    ________
Totals                    113     654,362       100.0%
                       ======   =========    ========


(1) Per square foot rental rate represents annualized straight line rent as of lease expiration date.
(2) Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

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

     The Company has adopted the new method, the following table presents the Company's FFO calculation (in thousands, except per share/unit data):

                                             Three Months     Three Months
                                               March 31,        March 31,
                                                 1997             1996
                                              (unaudited)      (unaudited)
                                               _________       __________
Net Income                                     $   6,784       $    2,423

Adjustments for Funds from Operations
Add:
Depreciation and Amortization                      5,574            3,459
Minority interest in consolidated partnership        243              235
Limited partners' minority interest in
  Operating Partnership                            1,778            1,350
Extraordinary loss, net of limited partners'
  interest in Operating Partnership o $0 and
  $364 respectively                                  ---              895
                                               _________        _________
                                                  14,379            8,362
Subtract:
Amount distributable to minority partners in
 consolidated partnership                            535              375
                                               _________        _________
Funds From Operations (FFO)                       13,844            7,987
                                               _________        _________
Subtract:
Straight line rents                                1,090              720
Non-Incremental Capitalized tenant
 improvements and leasing commissions                864               88
Capitalized improvements                             364              200
                                               _________        _________
Cash available for distribution                $  11,526        $   6,979
                                               =========        =========
Weighted average shares/units (1)                 16,765           10,477
                                               =========        =========
FFO per weighted average share/unit            $     .83        $     .76
                                               =========        =========
CAD per weighted average share/unit            $     .69        $     .67
                                               =========        =========
Dividends per share/unit                       $     .60        $     .58
                                               =========        =========
FFO payout ratio                                   72.3%            76.3%
                                               =========        =========
CAD payout ratio                                   87.0%            86.6%
                                               =========        =========

(1)  Assumes conversion of limited partnership units of the Operating
Partnership.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings - None
Item 2.  Changes in Securities - None
Item 3.  Defaults Upon Senior Securities - None
Item 4.  Submission of Matters to a Vote of Securities Holders - None
Item 5.  Other information - None
Item 6.  Exhibits and Reports on Form 8-K
         a)   Exhibits 27 Financial Data Schedule
         b) During the three months ended March 31, 1997, the registrant filed a report 8-K, dated February 18, 1997 pertaining to the acquisition of six class "A" office properties and ten class "A" industrial properties.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RECKSON ASSOCIATES REALTY CORP.
                            Registrant

May 1, 1997                 Scott H. Rechler
Date                        Scott H. Rechler, Executive Vice President
                            and Chief Operating Officer


May 1, 1997                 Michael Maturo
Date                        Michael Maturo, Executive Vice President
                            and Chief Financial Officer