Form 10-Q
period 1997-06-30
RECKSON ASSOCIATES REALTY CORP
filed 1997-08-08
CIK 930548

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997

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

                           Yes  X   No

The company has only one class of common stock, issued at $.01 par value per share with 34,481,737 shares outstanding as of August 1, 1997.

                RECKSON ASSOCIATES REALTY CORP.
                        QUARTERLY REPORT
           FOR THE THREE MONTHS ENDED JUNE 30, 1997
                       TABLE OF CONTENTS



INDEX

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets of Reckson Associates Realty Corp.
          as of June 30, 1997 and December 31, 1996 ..............

          Consolidated Statement of Operations of Reckson Associates Realty Corp. for the three months and six months ended
          June 30, 1977 and 1996 .................................

          Consolidated Statement of Cash Flows of Reckson Associates Realty Corp. for the six months ended June 30, 1997 and 1996 ...............................................

          Notes to the Consolidated Financial Statements of Reckson
          Associates Realty Corp .................................

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..................................

PART II   OTHER INFORMATION ......................................


Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults Upon Senior Securities
Item 4.   Submission of Matters to a Vote of Securities Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART I -  FINANCIAL INFORMATION
Item 1 -  FINANCIAL STATEMENTS

                  RECKSON ASSOCIATES REALTY CORP.
                   CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except for share amounts)

                                                 June 30,       December 31,
                                                   1997             1996
                                                _________        _________
                                                (Unaudited)
ASSETS:
Commercial real estate properties, at cost:
  Land                                          $  73,560        $  45,259
  Building and improvements                       597,901          457,403
Land held for future development                   14,912            5,637
Development in progress                            15,811            8,469
Furniture, fixtures and equipment                   3,312            2,736
                                                _________        _________
                                                  705,496          519,504
   Less accumulated depreciation                  (97,302)         (88,602)
                                                _________        _________
                                                  608,194          430,902
Investment in real estate joint ventures            6,831            5,437
Investment in mortgage notes and notes
  receivable                                       81,333           51,837
Cash and cash equivalents                          20,424           12,688
Tenants receivables                                 2,294            1,732
Affiliate receivables                               5,701            3,826
Deferred rent receivable                           13,585           12,573
Prepaid expenses and other assets                  11,102            6,225
Contract and land deposits and pre-acquisition
  costs                                             7,613            7,100
Deferred leasing and loan costs                    13,603           11,438
                                                _________        _________
   Total Assets                                 $ 770,680        $ 543,758
                                                =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Mortgage notes payable                          $ 165,527        $ 161,513
Credit facility                                   113,000          108,500
Accrued expenses and other liabilities             18,025           15,868
Affiliate payables                                    731              502
Dividends and distributions payable                13,100            9,442
                                                _________        _________
   Total Liabilities                              310,383          295,825
                                                _________        _________

Minority interest in consolidated partnership       9,088            9,187
Limited partners' minority interest in
  operating partnership                            76,209           51,879
                                                _________        _________
                                                   85,297           61,066
                                                _________        _________
STOCKHOLDERS' EQUITY:

Preferred Stock, $.01 par value, 25,000,000
  shares authorized, none issued or
  outstanding                                         ---              ---
Common Stock, $.01 par value, 100,000,000
  shares authorized, 34,331,774 and
  24,356,354 shares issued and outstanding,
  respectively                                        343              244
Additional paid in capital                        374,657          186,623
                                                _________        _________
   Total Stockholders' Equity                     375,000          186,867
                                                _________        _________
   Total Liabilities and Stockholders' Equity   $ 770,680        $ 543,758
                                                =========        =========

See Accompanying Notes to Financial Statements.

                             RECKSON ASSOCIATES REALTY CORP.
                          CONSOLIDATED STATEMENT OF OPERATIONS
                    (Dollars in thousands, except per share amounts)
                                              Three Months Ended           Six Months Ended
                                                   June 30,                     June 30,
                                               1997          1996           1997          1996
                                            _________     _________      _________     _________
                                           (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
REVENUES:
  Base rents                                $  31,160     $  19,572      $  57,751     $  35,716
  Tenants escalation and reimbursements         3,340         2,378          6,585         4,696
  Equity in earnings of real estate
    joint ventures                                105            71            201            71
  Equity in earnings of service companies         ---           246            142           759
  Interest income on mortgage notes and
    notes receivable                              931           ---          1,889           ---
  Other                                           658           427          1,318           517
                                            _________     _________      _________     _________
Total Revenues                                 36,194        22,694         67,886        41,759
                                            _________     _________      _________     _________

EXPENSES:
  Operating Expenses:
   Property operating expenses                  7,069         4,697         12,733         8,241
   Real Estate Taxes                            4,806         3,117          9,370         5,983
   Ground Rents                                   306           262            609           519
   Marketing, general and administrative        1,858         1,424          3,838         2,390
                                            _________     _________      _________     _________
Total Operating Expenses                       14,039         9,500         26,550       17,133
                                            _________     _________      _________     _________

Interest                                        3,848         2,615          8,583         5,511
Depreciation and amortization                   6,317         4,160         11,957         7,793
                                            _________     _________      _________     _________
Total Expenses                                 24,204        16,275         47,090        30,437
                                            _________     _________      _________     _________

Income before minority interest and
  extraordinary item                           11,990         6,419         20,796        11,322
Minority Partners' Interest in consolidated
  partnership (income) loss                      (201)         (237)          (444)         (472)
Limited Partners' interest in the Operating
  partnership (income) loss                    (1,993)       (1,491)        (3,771)       (2,841)
                                            _________     _________      _________     _________
Income(Loss)before extraordinary item           9,796         4,691         16,581         8,009
Extraordinary items-(loss) on a restatement
  or extinguishment of debt, net of limited
  partners share of $400, $0, $400 and $364
  respectively                                 (1,962)          ---         (1,962)         (895)
                                            _________     _________      _________     _________
Net income                                  $   7,834     $   4,691      $  14,619     $   7,144
                                            =========     =========      =========     =========
Net income per common share before
   extraordinary item                       $    0.29     $    0.23      $     .54     $     .45
                                            =========     =========      =========     =========
Extraordinary item-(loss) per common share       (.06)    $     ---      $    (.06)         (.05)
                                            =========     =========      =========     =========
Net income (loss) per common share          $    0.23     $    0.23      $     .48     $     .40
                                            =========     =========      =========     =========
Weighted average common shares outstanding     34,298        20,349         30,455        17,619
                                            =========     =========      =========     =========

See Accompanying Notes to Financial Statements

                  RECKSON ASSOCIATES REALTY CORP.
               CONSOLIDATED STATEMENT OF CASH FLOWS
                   (Unaudited and in thousands)
                                            Six Months          Six Months
                                              Ended               Ended
                                             June 30,            June 30,
                                               1997                1996
                                            _________           _________
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                  $  14,619           $   7,114
Adjustments to reconcile net income to
  net cash provided by operating activities
  Depreciation and amortization                11,957               7,793
  Write off of costs on restatement of
   credit facility                                ---                 895
  Minority partners' interest in
   Consolidated Partnership                       444                 472
  Limited partners' interest in Operating
   Partnership                                  3,771               2,843
  Extraordinary loss on extinguishment of
   debt                                         1,962                 ---
  Equity in earnings of service companies        (142)               (759)
  Equity in earnings of real estate
   partnerships                                  (201)                (71)
  Dividend from service companies                 ---                 100
  Distribution from real estate partnership       191                 ---
(Increase) decrease in operating assets
  and liabilities
  Interest income on mortgage notes receivable   (374)                ---
  Tenant receivables                             (561)               (507)
  Prepaid expenses and other assets            (4,267)             (3,283)
  Deferred rents receivable                    (2,371)             (1,306)
  Accrued expenses and other liabilities          818                 425
  Deferred ground rents payable                   131                 113
  Advance rents received                        1,318                 ---
                                            _________           _________
Net cash provided by operating activities      27,295              13,829
                                            _________           _________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in deferred acquisition costs
   and other                                     (275)             (4,667)
  Purchase of commercial real estate
   property                                  (170,920)            (67,611)
  Investment in mortgage note receivable      (29,124)                ---
  Investment in real estate partnerships       (1,385)             (5,074)
  Investment in service company                    15              (3,170)
  Additions to land, buildings and
   improvements                                (7,608)             (6,870)
  Purchase of furniture, fixtures and
   equipment                                     (481)               (106)
  Payment of leasing costs                     (3,194)             (2,767)
  Advance to equity investee                      ---                (470)
                                            _________           _________
  Net cash used in investing activities      (212,972)            (90,735)
                                            _________           _________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock
   net of issuance costs                      212,117              85,546
  Proceeds from borrowings                        ---               1,675
  Principal payments on borrowings               (653)                (42)
  Payment of loan costs                        (2,807)               (301)
  Advances to affiliates                       (1,358)               (169)
  Proceeds from secured credit facility       126,500              36,000
  Repayments of secured credit facility      (122,000)            (36,000)
  Distribution to minority partners in
  Consolidated Partnership                       (543)               (805)
  Distribution to minority partners in
    Operating Partnership                      (4,272)             (1,840)
  Payments of common dividends                (14,385)             (4,300)
  Increase in security deposit liability          814                 466
                                            _________           _________
Net cash provided by financing
activities                                    193,413              80,230
                                            _________           _________
Net increase in cash and cash
equivalents                                     7,736               3,324
Cash and cash equivalents at beginning of
period                                         12,688               6,984
                                            _________           _________
Cash and cash equivalents at end of period  $  20,424           $  10,308
                                            =========            =========

See Accompanying Notes to Financial Statements

                        Reckson Associates Realty Corp.
                 Notes to Consolidated Financial Statements
                              June 30, 1997
                               (Unaudited)


1.   Organization and Formation of the Company

     Reckson Associates Realty Corp. ("the Company") was incorporated in Mary-land in September 1994 and is the successor to the operations of the Reckson Group. In June, 1995 the Company completed an initial public offering of 7,038,000 shares of common stock ("the IPO"). The IPO price was $24.25 per common share resulting in gross offering proceeds of approximately $170,671,500. The Company also issued 400,000 shares in a concurrent offering to the Rechler family resulting in $9,700,000 in additional proceeds. The aggregate proceeds to the Company, net of underwriting discount and advisory fee and other offering expenses, were approximately $162,000,000.

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

     As of June 30, 1997, the Company owned and operated 39 office properties comprising approximately 5.5 million square feet, 89 industrial properties comprising approximately 5.5 million square feet and 2 retail properties comprising approximately 20,000 square feet, located in the New York "Tri-State" area. In addition, the Company owned or had contracted to own approximately 698 acres of land (including 400 acres under option) in eleven separate parcels for development. The Company also has invested approximately $52.1 million in certain mortgage notes encumbering five Class A office properties encompassing approximately 928,000 square feet and a 400 acre parcel of land. In addition, the Company has invested $17 million in a note receivable secured by Odyssey's interest in the Omni (see note 5).

     During July 1997, the Company announced the formation of Reckson Strategic, Inc. ("RSI") and Reckson Opportunity Partners, L.P. ("ROPartners"). RSI is a 95% owned subsidiary of the Operating Partnership and will serve as the majority managing member of the general partner of ROPartners. ROPartners will invest primarily in real estate operating companies that present the potential for significant growth opportunities. At June 30, 1997, the Operating Partnership had loaned ROPartners approximately $10.7 million in connection with certain start up costs and ROPartners initial investment in a student housing facility.

2.   Basis of Presentation

     The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership at June 30, 1997 and the results of their operations for the three and six months ended June 30, 1997 and their cash flows for the six month period ended June 30, 1997. The operating results of the service businesses currently conducted by Reckson Management Group, Inc., Reckson Construction Group, Inc. and Reckson Executive Centers, L.L.C. are reflected in the accompanying financial statements on the equity method of accounting. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest, such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

3.   Mortgage Notes Payable

     As of June 30, 1997, the Company had approximately $132.9 million of fixed rate mortgage loans which mature at various times between 1999 and 2012. The loans are secured by eighteen properties and have a weighted average interest rate of 7.74%. In addition, the Company has a $32.6 million floating rate mortgage loan on the Omni with an interest rate equal to 150 basis points over one-month LIBOR. The Company has received a $58 million mortgage loan commitment from a financial institution to refinance the current mortgage encumbering the Omni. The loan will have a 10-year term and will bear interest at a fixed rate to be determined based on 10-year treasury rates plus 130 basis points.

4.   Credit Facility

     On April 30, 1997, the Company obtained a three-year $250 million unsecured credit facility from Chase Manhattan Bank and Union Bank of Switzerland (the "Unsecured Credit Facility"). The Company's ability to borrow thereunder is subject to the satisfaction of certain customary financial covenants. In addition, borrowings under the Unsecured Credit Facility bear interest at a floating rate equal to one, two, three or six month LIBOR (at the Company's election) plus a spread ranging from 1.125% to 1.5% based on the Company's leverage ratio. The Unsecured Credit Facility replaced the Company's existing $150 million secured credit facility. As a result, certain deferred loan costs incurred in connection with the original credit facility were written off. Such amount is reflected as an extraordinary loss in the accompanying consolidated statement of operations.

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

     During April 1997, the Company acquired one Class A office building located in Melville, New York encompassing approximately 124,000 square feet and one research and development facility located in Shelton, Connecticut encompassing approximately 452,000 square feet. The aggregate purchase prices
for these properties amounted to approximately $44 million.   In addition, the
Company acquired two Class A office buildings encompassing approximately 308,000 square feet in Short Hills, New Jersey for approximately $51.5 million. These acquisitions were financed with proceeds from the most recent equity offering (see Note 6).

     During May 1997, the Company acquired one office property located in Melville, New York encompassing 167,400 square feet for approximately $4.7 million and two office buildings in West Orange, New Jersey encompassing a total of 162,556 square feet for aggregate purchase prices of approximately $15.7 million. These acquisitions were financed with proceeds from the Company's most recent equity offering (see Note 6) and through draws on the Unsecured Credit Facility.

     During June 1997, the Company acquired 187 acres of land for development in Madison/Chatham, New Jersey for $8.7 million. Approximately 1 million square feet of office space can be developed on this property.

     During July 1997, the Company acquired three office properties in New Jersey encompassing approximately 445,229 square feet for an aggregate purchase price of approximately $48 million. These acquisitions were financed through a draw on the Unsecured Credit Facility.

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

     On January 7, 1997, the Operating Partnership issued 101,902 OP Units in connection with the acquisition of 110 Bi-County Boulevard.

     Net income per share was calculated using the weighted average number of shares outstanding of 34,298,137 for the three months ended June 30, 1997 and 30,455,000 for the six months ended June 30, 1997. The weighted average number of shares at June 30, 1996 reflect the impact of the April 15, 1997 stock split.

       On February 12,1997, the Board of Directors of the Company declared a two-for-one stock split, effective as a stock dividend distributable on April 15, 1997 to stockholders of record on April 4, 1997.

     On May 23, 1997, the Board of Directors declared a dividend of $.3125 per share of common stock payable on July 23, 1997, to shareholders of record as of July 8, 1997. The dividend declared, which related to the three months ended June 30, 1997 is based upon an annual distribution of $1.25 per share.

     In February 1997, the Financial Accounting Standards Board, FASB, issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. This will not have any impact on primary earnings per share for the three and six month periods ended
June 30, 1997 and June 30, 1996. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

7.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in thousands)

                                    Six Months Ended
                                        June 30,
                                   1997              1996
                                __________          __________
    Cash paid during the
      period for interest       $    9,956          $    5,990
                                ==========          ==========
    Interest capitalized
      during the period         $      869          $      223
                                ==========          ==========

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

Overview and Background

     The Company is a self-administered and self managed real estate investment trust (REIT) specializing in the acquisition, leasing, financing, management and development of office and industrial properties. The Company's growth strategy is focused on the suburban markets within the 50 mile radius surrounding New York City. Since completion of its initial public offering in May 1995, the Company has acquired or contracted to acquire approximately $625 million of properties comprising approximately 8.7 million square feet of space.

     On March 12, 1997, the Company completed a public stock offering and sold 4,945,000 common shares at a price of $45.25 per share (including 645,000 common shares sold in connection with the underwriters exercise of the overallotment option). Net proceeds from the offering were approximately $212 million.

     At June 30, 1997, the Company's portfolio of real estate properties included 39 office buildings containing approximately 5.5 million square feet, 89 industrial buildings containing approximately 5.5 million square feet and 2 retail properties containing approximately 20,000 square feet.

     During the three months ended June 30, 1997, the Company acquired one research and development building encompassing approximately 452,000 square feet of space for an aggregate purchase approximately $27 million and six office properties encompassing approximately 762,000 square feet of space for an aggregate purchase price of approximately $88.8 million.

     For the six months ended June 30, 1997, the Company acquired fourteen industrial buildings encompassing approximately 1.3 million square feet for aggregate purchase prices of approximately $64.4 million and six office buildings encompassing approximately 762,000 square feet for aggregate purchase prices of approximately $88.8 million. These acquisitions were financed with a combination of proceeds from draws on the Company's credit facilities, the issuance of Operating Partnership units and proceeds from the Offering.

     During July 1997, the Company acquired three office properties in New Jersey encompassing approximately 445,229 square feet for an aggregate purchase price of approximately $48 million. These acquisitions were financed through a draw on the Unsecured Credit Facility.

     The market capitalization of the Company, based on the market value at
a stock price of   $23.00 at June 30, 1997 on 34,331,774 issued and
outstanding shares of Company common stock and 6,974,814 OP Units (assuming conversion to common stock) and the $271.7 million (including its share of joint venture debt and net of minority partners' 40% interest in Omni's debt) of debt outstanding at June 30, 1997 was approximately $1.2 billion. As a result, the Company's total debt to total market capitalization ratio at June 30, 1997 equaled approximately 22.2%.

Three months ended June 30, 1997 vs. the three months ended June 30, 1996 (in thousands).

                                           Three Months Ended June 30,
                                                    (unaudited)
                                              1997               1996
                                           _________          _________
Base rental revenue                        $  31,160          $  19,572
Tenant escalations and reimbursements          3,340              2,378
Equity (loss) in earnings of service
  companies                                      ---                246
Equity in real estate joint ventures             105                 71
Interest income on mortgage notes and
  note receivable                                931                ---
Other                                            658                427
                                           _________          _________
Total Operating Revenues                      36,194             22,694
                                           _________          _________

Operating Expenses                             7,069              4,697
Real estate taxes                              4,806              3,117
Ground rents                                     306                262
Interest                                       3,848              2,615
Depreciation and amortization                  6,317              4,160
Marketing general and administration           1,858              1,424
                                           _________           ________
Total expenses                                24,204             16,275
                                           _________           ________
Income from operations                     $  11,990           $  6,419
                                           =========           ========

     Income of $11,990 for the three months ended June 30, 1997 increased by $5,571 as compared to income of $6,419 for the 1996 period. The increase in base rental revenue of $11,588 and $962 in escalations is primarily attributable to the acquisition of properties during 1996 and 1997.

     Operating expenses and real estate taxes increased by $4,061 for the three months ended June 30, 1997 as compared to the 1996 period. The increase in operating expenses and real estate taxes during the 1997 period are primarily attributable to operating an increased number of properties. Interest expense increased $1,233 for the three months ended June 30, 1997, compared to the prior period, principally due to an increase in the average of outstanding debt incurred in connection with the acquisition of properties. Marketing, general and administrative expenses increased by $434 primarily as a result of overall growth of the Company including payroll and related costs related to the opening of the Northern New Jersey and Southern Connecticut divisions.

     Gross operating margin (defined as operating revenues, consisting of base rental revenue and tenant escalations and reimbursements less total operating expenses, real estate taxes and ground rents, as a percentage of operating revenues) for the three months ended June 30, 1997 was 64.8% as compared to 63.3% for the three months ended June 30, 1996. The increase reflects the Company's ability to realize certain operating efficiencies as a result of operating a larger portfolio of properties in each of its established markets.

Six months ended June 30, 1997 vs. the six months ended June 30, 1996(in thousands).

                                             Six Months Ended June 30,
                                                    (unaudited)
                                              1997               1996
                                           _________          _________
Base rental revenue                        $  57,751          $  35,716
Tenant escalations and reimbursements          6,585              4,696
Equity (loss) in earnings of service
  companies                                      142                759
Equity in real estate joint ventures             201                 71
Interest income on mortgage notes and
  note receivable                              1,889                ---
Other                                          1,318                517
                                           _________          _________
Total Operating Revenues                      67,886             41,759
                                           _________          _________

Operating Expenses                            12,733              8,241
Real estate taxes                              9,370              5,983
Ground rents                                     609                519
Interest                                       8,583              5,511
Depreciation and amortization                 11,957              7,793
Marketing, general and administration          3,838              2,390
                                           _________           ________
Total expenses                                47,090             30,437
                                           _________           ________
Income from operations                     $  20,796           $ 11,322
                                           =========           ========

     Income of $20,796, for the six months ended June 30, 1997 increased by $9,474 as compared to income of $11,322 for the six months ended June 30, 1996. The increase in base rental revenue of $22,035 and $1,889 in escalations is primarily attributable to the acquisition of properties during 1996 and 1997.

     Operating expenses and real estate taxes increased by an aggregate amount of $7,879 for the six months ended June 30, 1997 as compared to the 1996 period. The increase in operating expenses during the 1997 period is primarily attributable to operating an increased number of properties during the 1997 period.

     Interest expense increased by $3,072, for the six months ended June 30, 1997, compared to the prior year, principally due to an increase in the average outstanding debt incurred in connection with the acquisition of properties. Marketing, general and administration expenses increased by $1,448 primarily as a result of overall growth of the Company including payroll and related costs related to the opening of the Westchester, Northern New Jersey and Southern Connecticut divisions.

     Gross operating margin (defined as operating revenues, consisting of base rental revenue and tenant escalations and reimbursements less total operating expenses, real estate taxes and ground rents, as a percentage of operating revenues) for the six months ended June 30, 1997 was 64.7% as compared to 63.6% for the six months ended June 30, 1996. The increase reflects the Company's ability to realize certain operating efficiencies as a result of operating a larger portfolio of properties in each of its established markets.

     In April 1997, the Company terminated its $150 million secured credit facility (see Note 4). As a result, certain deferred loan costs incurred in connection with the credit facility were written off. Such amount is reflected as an extraordinary loss in the accompanying consolidated statement of operations.

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

     On April 30, 1997, the Company obtained a three-year $250 million unsecured credit facility from Chase Manhattan Bank and Union Bank of Switzerland (the "Unsecured Credit Facility"). The Company's ability to borrow thereunder is subject to the satisfaction of certain customary financial covenants. In addition, borrowings under the Unsecured Credit Facility will bear interest at a floating rate equal to one, two, three or six month LIBOR (at the Company's election) plus a spread ranging from 1.125% to 1.5% based on the Company's leverage ratio. The Unsecured Credit Facility replaced the Company's $150 million secured credit facility.

     The Company's indebtedness at June 30, 1997 totaled $271.7 million (including its share of joint venture debt and net of the minority partners' 40% interest in Omni's debt) and was comprised of $113 million outstanding under the Unsecured Credit Facility and approximately $158.7 million of mortgage indebtedness. Based on the Company's total market capitalization of $1.2 billion at June 30, 1997, (calculated at a $23 per share stock price) and assuming the conversion of the 6,974,814 OP Units outstanding on such date, the Company's debt represented approximately 22.2% of its total market capitalization.

     The Company expects to meet its short term liquidity requirements primarily through cash flow from operating activities, which the Company believes will be sufficient to fund non-incremental revenue generating capital expenditures and payment of dividends. In addition to its operating cash flow, the Unsecured Credit Facility provides for working capital advances.
The Company intends to finance its on-going construction and acquisition activities through borrowings under the Unsecured Credit Facility. At June 30, 1997, the Company had a maximum capacity under the Unsecured Credit Facility of $250 million of which $113 million is drawn and outstanding.
The Company expects to meet its long-term liquidity requirements, consisting primarily of debt maturities, through the refinancing of existing mortgage indebtedness or through the issuance of additional equity and/or debt securities.

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

Supplemental Information on Capital Expenditures and Tenant Improvement and Leasing Costs

     The following table summarizes the expenditures incurred for capital expenditures, tenant improvements and leasing commissions for the Company's office and industrial properties for the six month period ended June 30, 1997 and the historical average of such capital expenditures, tenant improvements and leasing commissions for the years 1994 through 1996.

Non-Incremental Revenue Generating Capital Expenditures

                                                          1994-1996     Jan-Jun
                               1994      1995      1996    Average       1997
                             ________  ________  ________  ________  __________
Office Properties:
 Total                       $158,340  $364,545  $375,026  $299,304  $  496,493
 Per Square Foot                  .10       .19       .13       .14         .12

Industrial Properties:
 Total                       $524,369  $290,457  $670,751  $495,192  $  294,256
 Per Square Foot                  .18       .08       .18       .15         .06



Non-Incremental Revenue - Generating Tenant Improvement and Leasing Commissions

                                  1994      1995      1996      1997
                                ________  ________  ________  ________

Long Island Office Properties:
 Tenant Improvement Costs       $902,312  $452,057  $523,574  $219,258
 Per Square Foot Improved           5.13      4.44      4.28      4.65
 Leasing Commissions            $341,253  $144,925  $119,047  $210,911
 Per Square Foot Leased             1.94      1.42      0.97      4.47
                                ________  ________  ________  ________
Total Per Square Foot           $   7.07  $   5.86  $   5.25  $   9.12
                                ========  ========  ========  ========

Westchester Office Properties:
 Tenant Improvement Costs       $    N/A  $    N/A  $834,764  $511,534
 Per Square Foot Improved            N/A       N/A      6.33      6.26
 Leasing Commissions            $    N/A  $    N/A  $264,388  $230,274
 Per Square Foot Leased              N/A       N/A      2.00      2.82
                                ________  ________  ________  ________
Total Per Square Foot           $    N/A  $    N/A  $   8.33  $   9.08
                                ========  ========  ========  ========
Connecticut Office Properties:
 Tenant Improvement Costs       $    N/A  $    N/A  $ 58,000  $387,811
 Per Square Foot Improved            N/A       N/A     12.45     13.22
 Leasing Commissions            $    N/A  $    N/A  $      0  $ 75,342
 Per Square Foot Leased              N/A       N/A         0      2.57
                                ________  ________  ________  ________
Total Per Square Foot           $    N/A  $    N/A  $  12.45  $  15.79
                                ========  ========  ========  ========
Industrial Properties:
 Tenant Improvement Costs       $585,981  $210,496  $380,334  $ 90,524
 Per Square Foot Improved            .88       .90       .72      0.98
 Leasing Commissions            $176,040  $107,351  $436,213  $ 65,948
 Per Square Foot Improved            .27       .46       .82      0.72
                                ________  ________  ________  ________
Total Per Square Foot           $   1.15  $   1.36  $   1.54  $   1.70
                                ========  ========  ========  ========

LEASE EXPIRATIONS

    The following table sets forth scheduled lease expirations for executed leases as of June 30, 1997.

Long Island Office Properties (excluding Omni):

                                              % of
                                 Total        Total           Per          Per
                                Rentable     Rentable        Square      Square
                      Number     Square       Square          Foot        Foot
  Year of Lease         of        Feet         Feet           S/L         Base
    Expiration        Leases    Expiring     Expiring        Rent(1)     Rent(2)
__________________     ______   _________    ________        _______    _______
Remainder of 1997          11      85,721        5.6%       $ 22.21     $ 25.83
1998                       30     197,646       13.0%       $ 22.04     $ 23.46
1999                       27     116,350        7.6%       $ 20.00     $ 20.94
2000                       32     183,462       12.0%       $ 21.80     $ 23.13
2001                       30     160,542       10.5%       $ 21.75     $ 22.64
2002                       25     218,669       14.4%       $ 22.26     $ 22.96
2003and thereafter         46     560,174       36.9%           ---         ---
                       ______   _________    ________
Totals                    201   1,522,564       100.0%
                       ======   =========    ========


Office Properties - Omni:

                                              % of
                                 Total        Total           Per          Per
                                Rentable     Rentable        Square      Square
                      Number     Square       Square          Foot        Foot
  Year of Lease         of        Feet         Feet           S/L         Base
    Expiration        Leases    Expiring     Expiring        Rent(1)     Rent(2)
__________________     ______   _________    ________        _______    _______
Remainder of 1997           1       4,295         0.8%       $ 30.69    $ 34.25
1998                      ---         ---         ---%       $   ---    $   ---
1999                      ---         ---         ---%       $   ---    $   ---
2000                        5      66,131        11.9%       $ 31.58    $ 33.77
2001                        4      32,680         5.9%       $ 28.22    $ 32.58
2002                        5     132,716        24.0%       $ 25.54    $ 27.46
2003and thereafter         14     317,624        57.4%           ---        ---
                       ______   _________    ________
Totals                     29     553,446       100.0%
                       ======   =========    ========


Industrial Properties:

                                              % of
                                 Total        Total           Per          Per
                                Rentable     Rentable        Square      Square
                      Number     Square       Square          Foot        Foot
  Year of Lease         of        Feet         Feet           S/L         Base
    Expiration        Leases    Expiring     Expiring        Rent(1)     Rent(2)
__________________     ______   _________    ________        _______    _______
Remainder of 1997          16      94,941         2.4%       $  5.43    $  5.37
1998                       41     515,518        13.2%       $  5.08    $  4.95
1999                       35     555,911        14.2%       $  5.73    $  5.93
2000                       22     404,521        10.3%       $  5.20    $  5.45
2001                       24     755,291        19.3%       $  5.43    $  5.70
2002                       12      83,446         2.1%       $  6.27    $  6.80
2003and thereafter         34   1,506,057        38.5%           ---        ---
                       ______   _________     ________
Totals                    184   3,915,685        100.0%
                       ======   =========     ========


Research and Development:

                                              % of
                                 Total        Total           Per          Per
                                Rentable     Rentable        Square      Square
                      Number     Square       Square          Foot        Foot
  Year of Lease         of        Feet         Feet           S/L         Base
    Expiration        Leases    Expiring     Expiring        Rent(1)     Rent(2)
__________________     ______   _________    ________        _______    _______
Remainder of 1997           3      85,107         7.1%       $  7.84    $  8.41
1998                        6     190,918        16.0%       $  9.59    $ 11.10
1999                       11     134,487        11.3%       $  8.21    $  8.09
2000                        9     144,569        12.1%       $  8.63    $  8.52
2001                        5      65,130         5.5%       $  9.17    $  9.16
2002                        2       7,967         0.7%       $ 17.32    $ 17.25
2003and thereafter          6     563,864        47.3%           ---        ---
                       ______   _________    ________
Totals                     42   1,192,042       100.0%
                       ======   =========    ========


Westchester Properties:

                                              % of
                                 Total        Total           Per          Per
                                Rentable     Rentable        Square      Square
                      Number     Square       Square          Foot        Foot
  Year of Lease         of        Feet         Feet           S/L         Base
    Expiration        Leases    Expiring     Expiring        Rent(1)     Rent(2)
__________________     ______   _________    ________        _______    _______
Remainder of 1997           7      12,695         1.3%       $ 15.10    $ 15.67
1998                       27     137,999        13.6%       $ 18.51    $ 19.30
1999                       17      36,862         3.6%       $ 17.86    $ 18.54
2000                       23     170,033        16.8%       $ 19.62    $ 20.39
2001                       26     123,155        12.1%       $ 19.22    $ 20.28
2002                       23     168,876        16.7%       $ 17.73    $ 20.33
2003and thereafter         30     364,295        35.9%           ---        ---
                       ______   _________    ________
Totals                    153   1,013,915       100.0%
                       ======   =========    ========


Stamford Properties:

                                              % of
                                 Total        Total           Per          Per
                                Rentable     Rentable        Square      Square
                      Number     Square       Square          Foot        Foot
  Year of Lease         of        Feet         Feet           S/L         Base
    Expiration        Leases    Expiring     Expiring        Rent(1)     Rent(2)
__________________     ______   _________    ________        _______    _______
Remainder of 1997          10      23,641         3.5%       $ 17.05    $ 17.10
1998                       10      33,214         4.9%       $ 20.69    $ 21.03
1999                       17      42,841         6.3%       $ 20.75    $ 21.10
2000                       23     102,283        15.0%       $ 21.24    $ 22.07
2001                       16      74,474        10.9%       $ 24.09    $ 24.49
2002                        9      26,302         3.9%       $ 21.67    $ 23.18
2003and thereafter         27     377,654        55.5%           ---        ---
                       ______   _________    ________
Totals                    112     680,409       100.0%
                       ======   =========    ========


New Jersey Properties:

                                              % of
                                 Total        Total           Per          Per
                                Rentable     Rentable        Square      Square
                      Number     Square       Square          Foot        Foot
  Year of Lease         of        Feet         Feet           S/L         Base
    Expiration        Leases    Expiring     Expiring        Rent(1)     Rent(2)
__________________     ______   _________    ________        _______    _______
Remainder of 1997           3      12,566         1.6%       $ 20.08    $ 21.43
1998                        6     134,207        17.0%       $ 21.47    $ 21.86
1999                        5      28,553         3.6%       $ 20.96    $ 21.02
2000                        7      34,497         4.4%       $ 20.14    $ 20.36
2001                       11     200,905        25.5%       $ 17.62    $ 17.76
2002                        4      33,379         4.2%       $ 18.67    $ 19.06
2003and thereafter          8     343,995        43.7%           ---        ---
                       ______   _________    ________
Totals                     44     788,102       100.0%
                       ======   =========    ========

(1) Per square foot rental rate represents annualized straight line rent as of lease expiration date.
(2) Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Inflation

     The office leases generally provided for fixed base rent increases or indexed escalations. In addition, the office leases provide for separate escalations of real estate taxes and electric costs over a base amount. The industrial leases generally provide for fixed base rent increases, direct pass through of certain operating expenses and separate real estate tax escalations over a base amount. The Company believes that inflationary increases in expenses will be offset by contractual rent increases described above. The Unsecured Credit Facility bears interest at a variable rate, which will be influenced by changes in short-term interest rates, and is sensitive to inflation.

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

     The Company has adopted the new method, the following table presents the Company's FFO calculation (in thousands, except per share/unit data):

                                               Three Months Ended           Six Months Ended
                                                    June 30,                     June 30,
                                                1997          1996           1997          1996
                                             _________     _________      _________     _________
                                            (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
Net Income                                   $   7,834     $   4,691      $  14,619     $   7,114

Adjustments for Funds from Operations
Add:
Depreciation and Amortization                    6,262         4,148         11,836         7,607
Minority interest in consolidated partnership      201           237            444           472
Limited partners' minority interest in
  Operating Partnership                          1,993         1,491          3,771         2,841
Extraordinary items-(loss) on a restatement
  or extingusihment of debt, net of limited
  partners' share of $400, $0, $400 and $364
  respectively                                   1,962           ---          1,962           895
                                             _________     _________      _________     _________
                                                18,252        10,567         32,632        18,929
Subtract:
Amount distributable to minority partners in
 consolidated partnership                          597           430          1,132           805
                                             _________     _________      _________     _________
Funds From Operations (FFO)                     17,655        10,137         31,500        18,124
Subtract:
Straight line rents                              1,194           782          2,284         1,502
Non-Incremental Capitalized tenant
 improvements and leasing commissions              890           655          1,753           743
Capitalized improvements                           426           419            791           619
                                             _________     _________      _________     _________
Cash available for distribution              $  15,145     $   8,281      $  26,672     $  15,260
                                             =========     =========      =========     =========
Weighted average shares/units (1)               41,273        26,836         37,423        23,848
                                             =========     =========      =========     =========
FFO per weighted average share/unit          $     .43     $     .38      $     .84     $     .76
                                             =========     =========      =========     =========
CAD per weighted average share/unit          $     .37     $     .31      $     .71     $     .64
                                             =========     =========      =========     =========
Dividends per share/unit                     $     .31     $     .30      $     .61     $     .59
                                             =========     =========      =========     =========
FFO payout ratio                                 72.7%         79.4%          72.9%         77.5%
                                             =========     =========      =========     =========
CAD payout ratio                                 84.4%         97.2%          86.3%         92.0%
                                             =========     =========      =========     =========

(1) Assumes conversion of limited partnership units of the Operating Partnership and give effect to the April 15, 1997 two-for-one stock split.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings - None
Item 2.  Changes in Securities - None
Item 3.  Defaults Upon Senior Securities - None
Item 4.  Submission of Matters to a Vote of Securities Holders - None
Item 5.  Other information - None
Item 6.  Exhibits and Reports on Form 8-K
         a)   Exhibits 27 Financial Data Schedule
         b) During the six months ended June 30, 1997, the registrant filed a report 8-K, dated June 12, 1997 pertaining to the acquisition of two class "A" office buildings and two class "A" industrial properties.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RECKSON ASSOCIATES REALTY CORP.
                            Registrant

August 8, 1997              Scott H. Rechler
Date                        Scott H. Rechler, President


August 8, 1997              Michael Maturo
Date                        Michael Maturo, Executive Vice President
                            and Chief Financial Officer