Form 10-Q
period 1997-09-30
RECKSON ASSOCIATES REALTY CORP
filed 1997-11-06
CIK 930548

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997

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

                           Yes  X   No

The company has only one class of common stock, issued at $.01 par value per share with 34,494,697 shares outstanding as of November 4, 1997.

                RECKSON ASSOCIATES REALTY CORP.
                        QUARTERLY REPORT
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                       TABLE OF CONTENTS



INDEX

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets of Reckson Associates Realty Corp.
          as of September 30, 1997 and December 31, 1996 .........

          Consolidated Statement of Operations of Reckson Associates Realty Corp. for the three months and nine months ended
          September 30, 1997 and 1996 ............................

          Consolidated Statement of Cash Flows of Reckson Associates Realty Corp. for the nine months ended September 30, 1997 and 1996 ...............................................

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

SIGNATURES

PART I -  FINANCIAL INFORMATION
Item 1 -  FINANCIAL STATEMENTS

                  RECKSON ASSOCIATES REALTY CORP.
                   CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except for share amounts)

                                               September 30,    December 31,
                                                   1997            1996
                                                _________        _________
                                                (Unaudited)
ASSETS
Commercial real estate properties, at cost:
  Land                                          $ 103,687        $  45,259
  Building and improvements                       662,284          457,403
Land held for future development                   15,534            5,637
Development in progress                             8,646            8,469
Furniture, fixtures and equipment                   3,611            2,736
                                                _________        _________
                                                  793,762          519,504
   Less accumulated depreciation                 (103,709)         (88,602)
                                                _________        _________
                                                  690,053          430,902
Investment in real estate joint ventures            7,048            5,437
Investment in mortgage notes and notes
  receivable                                       85,853           51,837
Cash and cash equivalents                          10,211           12,688
Tenants receivables                                 2,371            1,732
Affiliate receivables                               5,686            3,826
Deferred rent receivable                           15,358           12,573
Prepaid expenses and other assets                  14,565            6,225
Contract and land deposits and pre-acquisition
  costs                                             7,172            7,100
Deferred leasing and loan costs                    15,440           11,438
                                                _________        _________
   Total Assets                                 $ 853,757        $ 543,758
                                                =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                          $ 180,593        $ 161,513
Senior unsecured notes                            150,000              ---
Credit facility                                    33,000          108,500
Accrued expenses and other liabilities             20,124           15,868
Affiliate payables                                    718              502
Dividends and distributions payable                13,046            9,442
                                                _________        _________
   Total Liabilities                              397,481          295,825
                                                _________        _________

Minority interest in consolidated partnership       6,765            9,187
Limited partners' minority interest in
  operating partnership                            75,608           51,879
                                                _________        _________
                                                   82,373           61,066
                                                _________        _________
STOCKHOLDERS' EQUITY:

Preferred Stock, $.01 par value, 25,000,000
  shares authorized, none issued or
  outstanding                                         ---              ---
Common Stock, $.01 par value, 100,000,000
  shares authorized, 34,493,530 and
  24,356,354 shares issued and outstanding,
  respectively                                        345              244
Additional paid in capital                        373,558          186,623
                                                _________        _________
   Total Stockholders' Equity                     373,903          186,867
                                                _________        _________
   Total Liabilities and Stockholders' Equity   $ 853,757        $ 543,758
                                                =========        =========

See Accompanying Notes to Financial Statements.

                             RECKSON ASSOCIATES REALTY CORP.
                          CONSOLIDATED STATEMENT OF OPERATIONS
                    (Dollars in thousands, except per share amounts)
                                              Three Months Ended           Nine Months Ended
                                                 September 30,                September 30,
                                               1997          1996           1997          1996
                                            _________     _________      _________     _________
                                           (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
REVENUES:
  Base rents                                $  33,427     $  21,098      $  91,179     $  56,815
  Tenants escalation and reimbursements         4,152         2,794         10,737         7,492
  Equity in earnings of real estate
    joint ventures                                124            95            326           166
  Equity in earnings of service companies          66           175            208           934
  Interest income on mortgage notes and
    notes receivable                            1,786           367          3,675           367
  Other                                           787           189          2,104           706
                                            _________     _________      _________     _________
Total Revenues                                 40,342        24,718        108,229        66,480
                                            _________     _________      _________     _________

EXPENSES:
  Operating Expenses:
   Property operating expenses                  8,123         5,278         20,857        13,519
   Real Estate Taxes                            5,199         3,613         14,569         9,595
   Ground Rents                                   309           284            918           803
   Marketing, general and administrative        2,320         1,329          6,158         3,720
                                            _________     _________      _________     _________
Total Operating Expenses                       15,951        10,504         42,502        27,637
                                            _________     _________      _________     _________

Interest                                        5,887         3,254         14,471         8,765
Depreciation and amortization                   7,034         4,565         18,991        12,359
                                            _________     _________      _________     _________
Total Expenses                                 28,872        18,323         75,964        48,761
                                            _________     _________      _________     _________

Income before minority interest and
  extraordinary item                           11,470         6,395         32,265        17,719
Minority Partners' Interest in consolidated
  partnership (income)                           (201)         (166)          (645)         (638)
Limited Partners' interest in the Operating
  partnership (income)                         (1,861)       (1,516)        (5,632)       (4,357)
                                            _________     _________      _________     _________
Income before extraordinary item                9,408         4,713         25,988        12,724
Extraordinary items:(loss) on a restatement
  or extinguishment of debt, net of limited
  partners share of $178, $0, $578 and $364
  respectively                                   (267)          ---         (2,230)         (895)
                                            _________     _________      _________     _________
Net income                                  $   9,141     $   4,713      $  23,758     $  11,829
                                            =========     =========      =========     =========
Net income per common share before
   extraordinary item                       $    0.27     $    0.23      $     .82     $     .68
                                            =========     =========      =========     =========
Extraordinary item:(loss) per common share       (.01)    $     ---      $    (.07)         (.05)
                                            =========     =========      =========     =========
Net income per common share                 $    0.26     $    0.23      $     .75     $     .63
                                            =========     =========      =========     =========
Weighted average common shares outstanding     34,477        20,880         31,810        18,714
                                            =========     =========      =========     =========

See Accompanying Notes to Financial Statements

                  RECKSON ASSOCIATES REALTY CORP.
               CONSOLIDATED STATEMENT OF CASH FLOWS
                   (Unaudited and in thousands)
                                           Nine Months         Nine Months
                                              Ended               Ended
                                          September 30,       September 30,
                                               1997                1996
                                            _________           _________
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                  $  23,758           $  11,829
Adjustments to reconcile net income to
  net cash provided by operating activities
  Depreciation and amortization                18,991              12,359
  Minority partners' interest in
   Consolidated Partnership                       645                 638
  Limited partners' interest in Operating
   Partnership                                  5,632               4,357
  Extraordinary loss on extinguishment of
   Debts                                        2,230                 895
  Equity in earnings of service companies        (208)               (934)
  Equity in earnings of real estate
   partnerships                                  (326)               (166)
  Dividend from service companies                 ---                 100
  Distribution from real estate partnership       290                  95
(Increase) decrease in operating assets
 and liabilities
  Interest income on mortgage notes receivable (1,304)               (367)
  Tenant receivables                             (639)               (238)
  Prepaid expenses and other assets            (8,568)             (2,253)
  Deferred rents receivable                    (3,478)             (2,222)
  Accrued expenses and other liabilities        1,310                 486
  Deferred ground rents payable                   196                 169
  Advance rents received                          651                 ---
                                            _________           _________
Net cash provided by operating activities      39,180              24,748
                                            _________           _________

CASH FLOW FROM INVESTING ACTIVITIES:
  Increase in deferred acquisition costs
   and other                                      (28)             (9,490)
  Purchase of commercial real estate
   property                                  (239,826)           (103,732)
  Investment in mortgage note receivable      (32,381)            (22,417)
  Investment in real estate partnerships       (1,575)             (5,231)
  Investment in service companies                  15              (3,170)
  Additions to land, buildings and
   improvements                               (10,275)            (11,088)
  Purchase of furniture, fixtures and
   equipment                                     (856)               (106)
  Payment of leasing costs                     (2,977)             (4,531)
  Advance to equity investee                      ---                (470)
                                            _________           _________
  Net cash used in investing activities      (287,903)           (160,235)
                                            _________           _________
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock
   net of issuance costs                      215,185              85,248
  Proceeds from secured borrowings                ---               3,481
  Principal payments on secured borrowings     (1,054)               (216)
  Payment of loan costs                        (6,116)             (1,349)
  Advances to affiliates                       (3,413)               (874)
  Proceeds from of issuance of senior
    unsecured notes                           150,000                 ---
  Proceeds from credit facility               208,500             105,000
  Repayments of credit facility              (284,000)            (36,000)
  Distribution to minority partners in
  Consolidated Partnership                     (2,889)             (1,210)
  Distribution to minority partners in
    Operating Partnership                      (6,452)             (3,744)
  Payments of common dividends                (25,259)            (10,564)
  Increase in security deposit liability        1,744                 497
                                            _________           _________
Net cash provided by financing
activities                                    246,246             140,269
                                            _________           _________
Net (decrease) increase in cash and
cash equivalents                               (2,477)              4,782
Cash and cash equivalents at beginning of
period                                         12,688               6,984
                                            _________           _________
Cash and cash equivalents at end of period  $  10,211           $  11,766
                                            =========           =========

See Accompanying Notes to Financial Statements

                         RECKSON ASSOCIATES REALTY CORP.
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                 (Unaudited)

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

The following transactions occurred simultaneously with the completion of the
IPO:

     The Company consummated various purchase agreements to acquire certain properties and interests in partnerships which own properties from certain non- continuing investors. Pursuant to such agreements the Company paid approximately $6,952,000, in cash to certain holders of the interests.

     The Company became the sole general partner of Reckson
     Operating Partnership L.P. ("the Operating Partnership") by contributing substantially all of the net proceeds of the IPO, in exchange for an approximately 73% interest in the Operating
     Partnership. All properties acquired by the Company are held by or through the Operating Partnership.

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

     As of September 30, 1997, the Company owned and operated 44 office properties comprising approximately 6.1 million square feet, 90 industrial properties comprising approximately 5.5 million square feet and 2 retail properties comprising approximately 20,000 square feet, located in the New York "Tri-State" area. In addition, the Company owned or had contracted to own approximately 698 acres of land (including 400 acres under option) in eleven separate parcels for development. The Company also has invested approximately $52.6 million in certain mortgage notes encumbering five Class A office properties encompassing approximately 928,000 square feet and a 400 acre parcel of land. In addition, the Company has invested $17 million in a note receivable secured by Odyssey's interest in the Omni (see note 6).

      During July 1997, the Company announced the formation of Reckson Strategic, Inc. ("RSI") and Reckson Opportunity Partners, L.P. ("ROPARTNERS"). RSI is a 95% owned subsidiary of the Operating Partnership and will serve as the majority managing member of the general partner of ROPARTNERS. RSI will invest in operating companies that generally will provide tenant and building services to properties owned by the Company and its tenants and to third parties. ROPARTNERS will invest primarily in real estate operating companies that present the potential for significant growth opportunities. At September 30, 1997, the Operating Partnership had made investments in or loans to RSI and ROPARTNERS of approximately $17.7 million in connection with start up costs and certain initial investments.

2.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership at September
30, 1997 and the results of their operations for the three and nine months ended September 30, 1997 and their cash flows for the nine month period ended September 30, 1997. The operating results of the service businesses currently conducted by Reckson Management Group, Inc., Reckson Construction Group,
Inc. and Reckson Executive Centers, L.L.C. are reflected in the accompanying financial statements on the equity method of accounting. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest, such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

3.   MORTGAGE NOTES PAYABLE

     During August 1997, the Company refinanced approximately $43 million of mortgage debt on its Omni building with a $58 million fixed rate mortgage loan. The loan which matures on September 1, 2007 has a fixed rate of interest of 7.72%.

      As of September 30, 1997, the Company had approximately $180.6 million of fixed rate mortgage loans which mature at various times between 1999 and 2012. The loans are secured by eighteen properties and have a weighted average interest rate of 7.72%.

4.   SENIOR UNSECURED NOTES

     On August 28, 1997, the Company sold $150 million of 7.2% Senior Unsecured Notes due August 28, 2007 (the "Unsecured Notes"). The net proceeds of the Unsecured Notes were used to repay borrowings under the Unsecured Credit Facility and for property acquisitions.

5.   UNSECURED CREDIT FACILITY

     On April 30, 1997, the Company obtained a three-year $250 million unsecured credit facility from Chase Manhattan Bank and Union Bank of Switzerland (the "Unsecured Credit Facility"). The Company's ability to borrow thereunder is subject to the satisfaction of certain customary financial covenants. In addition, borrowings under the Unsecured Credit Facility bear interest at a floating rate equal to one, two, three or six month LIBOR (at the Company's election) plus a spread ranging from 1.125% to 1.5% based on the Company leverage ratio. The Unsecured Credit Facility replaced the Company's existing $150 million secured credit facility (the "Credit Facility"). As a result, certain deferred loan costs incurred in connection with the original credit facility were written off. Such amount is reflected as an extraordinary loss in the accompanying consolidated statement of operations.

6.   COMMERCIAL REAL ESTATE INVESTMENTS

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

     On March 12, 1997, the Company acquired a portfolio of ten industrial buildings located within the Company's Vanderbilt Industrial Park in Hauppauge, New York. Eight of the buildings are multi-tenanted and two of the buildings are 100% leased to single tenants. The ten buildings encompass approximately 447,800 square feet and were purchased for approximately $21.6 million. The acquisition was financed with proceeds from the Company's most recent equity offering (see Note 7).

     On March 13, 1997, the Company loaned approximately $17 million to its minority partners in Omni, its flagship office building, and effectively increased its economic interest in the property owning partnership.

     On March 31, 1997, the Company acquired a vacant industrial building located in Clifton, New Jersey encompassing approximately 180,000 square feet for approximately $4.4 million. The Company plans to redevelop the property into a Class A office building. The acquisition was financed with proceeds from the most recent equity offering (see Note 7).

     During April 1997, the Company acquired one Class A office building located in Melville, New York encompassing approximately 124,000 square feet and one research and development facility located in Shelton, Connecticut encompassing approximately 452,000 square feet. The aggregate purchase prices for these properties amounted to approximately $44 million. In addition, the Company acquired two Class A office buildings encompassing approximately 308,000 square feet in Short Hills, New Jersey for approximately $51.5 million. These acquisitions were financed with proceeds from the most recent equity offering (see Note 7).

     During May 1997, the Company acquired one office property located in Melville, New York encompassing 167,400 square feet for approximately $4.7 million and two office buildings in West Orange, New Jersey encompassing a total of 162,556 square feet for aggregate purchase prices of approximately $15.7 million. These acquisitions were financed with proceeds from the Company's most recent equity offering (see Note 7) and through draws on the Unsecured Credit Facility.

     During June 1997, the Company acquired 187 acres of land for development located in Madison/Chatham, New Jersey for $8.7 million. Approximately 1 million square feet of office space can be developed on this property.

     During July 1997, the Company acquired three office properties in New Jersey encompassing approximately 445,229 square feet for an aggregate purchase price of approximately $48 million. These acquisitions were financed through a draw on the Unsecured Credit Facility.

     During August 1997, the Company acquired one office property located in Garden City, New York encompassing approximately 176,000 square feet for approximately $24 million and one industrial building located in Hauppauge, New York encompassing approximately 65,421 square feet for approximately $4.1 million. These acquisitions were financed through a draw on the Unsecured Credit Facility.

     During October 1997, the Company acquired one office property located in Montvale, New Jersey encompassing approximately 104,941 square feet for approximately $12.5 million and one industrial property located in Elmsford, New York encompassing approximately 92,000 square feet for approximately $4.7 million.

7.   STOCKHOLDERS EQUITY

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

     On September 26, 1997, the Board of Directors declared a dividend of $.3125 per share of common stock payable on October 23, 1997, to shareholders of record as of October 9, 1997. The dividend declared, which related to the three months ended September 30, 1997 is based upon an annual distribution of $1.25 per share.

      Net income per share was calculated using the weighted average number of shares outstanding of 34,477,050 for the three months ended September 30, 1997 and 31,810,416 for the nine months ended September 30, 1997. The weighted average number of shares at September 30, 1996 reflect the impact of the April 15, 1997 stock split.

     In February 1997, the Financial Accounting Standards Board, FASB, issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. This will not have any impact on primary earnings per share for the three and nine month periods ended September 30, 1997 and September 30, 1996. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

7.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in thousands)

                                    Nine Months Ended
                                      September 30,
                                   1997              1996
                                __________          __________
    Cash paid during the
      period for interest       $   15,620          $    9,260
                                ==========          ==========
    Interest capitalized
      during the period         $    1,494          $      585
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

     On March 12, 1997, the Company completed a public stock offering and sold 4,945,000 common shares at a price of $45.25 per share (including 645,000 common shares sold in connection with the underwriters exercise of the over allotment option). Net proceeds from the offering were approximately $212 million.

     At September 30, 1997, the Company's portfolio of real estate properties included 44 office buildings containing approximately 6.1 million square feet, 90 industrial buildings containing approximately 5.5 million square feet and 2 retail properties containing approximately 20,000 square feet.

     During the three months ended September 30, 1997, the Company acquired one industrial property encompassing approximately 66,000 square feet of space for an aggregate purchase price of approximately $4.1 million and four office properties encompassing approximately 621,000 square feet of space for an aggregate purchase price of approximately $71.9 million.

     For the nine months ended September 30, 1997, the Company acquired fifteen industrial buildings encompassing approximately 1.4 million square feet for aggregate purchase prices of approximately $68.6 million and ten office buildings encompassing approximately 1.4 million square feet for aggregate purchase prices of approximately $160.7 million. These acquisitions were financed with a combination of proceeds from draws on the Company's credit facilities, the issuance of Operating Partnership units and proceeds from the Offering.

     During October 1997, the Company acquired one office property in New Jersey encompassing approximately 104,941 square feet for an aggregate purchase price of approximately $12.5 million and one industrial property in Westchester encompassing approximately 92,000 square feet for an aggregate purchase price of approximately $4.7 million. These acquisitions were financed through a draw on the Unsecured Credit Facility.

      The market capitalization of the Company, based on the market value at a stock price of $26.63 at September 30, 1997 on 34,493,530 issued and outstanding shares of Company common stock and 6,973,814 OP Units (assuming conversion to common stock) and the $350.5 million (including its share of joint venture debt and net of minority partner's 40% interest in Omni's debt) of debt outstanding at September 30, 1997 was approximately $1.5 billion. As a result, the Company's total debt to total market capitalization ratio at September 30, 1997 equaled approximately 24.1%.


RESULTS  OF OPERATIONS

Three months ended September 30, 1997 vs. the three months ended
September 30, 1996 (in thousands).

                                                Three Months Ended
                                                   September 30,
                                                   (unaudited)
                                              1997               1996
                                           _________          _________
Base rental revenue                        $  33,427          $  21,098
Tenant escalations and reimbursements          4,152              2,794
Equity in earnings of service
  companies                                       66                175
Equity in real estate joint ventures             124                 95
Interest income on mortgage notes and
  note receivable                              1,786                367
Other                                            787                189
                                           _________          _________
Total operating revenues                      40,342             24,718
                                           _________          _________

Operating expenses                             8,123              5,278
Real estate taxes                              5,199              3,613
Ground rents                                     309                284
Interest                                       5,887              3,254
Depreciation and amortization                  7,034              4,565
Marketing general and administration           2,320              1,329
                                           _________           ________
Total expenses                                28,872             18,323
                                           _________           ________
Income from operations                     $  11,470           $  6,395
                                           =========           ========

     Income of $11,470 for the three months ended September 30, 1997 increased by $5,075 as compared to income of $6,395 for the 1996 period. The increase in base rental revenue of $12,329 and $1,358 in escalations is primarily attributable to the acquisition of properties during 1996 and 1997.

     Operating expenses and real estate taxes increased by $4,431 for the three months ended September 30, 1997 as compared to the 1996 period. The increase in operating expenses and real estate taxes during the 1997 period are primarily attributable to operating an increased number of properties during the 1997 period. Interest expense increased $2,633 for the three months ended September 30, 1997, compared to the prior period, principally due to an increase in the average of outstanding debt incurred in connection with the acquisition of properties. Marketing, general and administrative expenses increased by $991 primarily as a result of overall growth of the Company including payroll and related costs related to the opening of the Northern New Jersey and Southern Connecticut divisions.

     Gross operating margin (defined as operating revenues, consisting of base rental revenue and tenant escalations and reimbursements less total operating expenses, real estate taxes and ground rents, as a percentage of operating revenues) for the three months ended September 30, 1997 was 63.7% as compared to 61.6% for the three months ended September 30, 1996. The increase reflects the Company's ability to realize certain operating efficiencies as a result of operating a larger portfolio of properties in each of its established markets and an increase in the number of net leased properties.


Nine months ended September 30, 1997 compared to the nine months ended September 30, 1996(in thousands):

                                                 Nine Months Ended
                                                   September 30,
                                                    (unaudited)
                                              1997               1996
                                           _________          _________
Base rental revenue                        $  91,179          $  56,815
Tenant escalations and reimbursements         10,737              7,492
Equity in earnings of service
  companies                                      208                934
Equity in real estate joint ventures             326                166
Interest income on mortgage notes and
  note receivable                              3,675                367
Other                                          2,104                706
                                           _________          _________
Total operating revenues                     108,229             66,480
                                           _________          _________

Operating expenses                            20,857             13,519
Real estate taxes                             14,569              9,595
Ground rents                                     918                803
Interest                                      14,471              8,765
Depreciation and amortization                 18,991             12,359
Marketing, general and administration          6,158              3,720
                                           _________           ________
Total expenses                                75,964             48,761
                                           _________           ________
Income from operations                     $  32,265           $ 17,719
                                           =========           ========

     Income of $32,265 for the nine months ended September 30, 1997 increased by $14,546 as compared to income of $17,719 for the nine months ended
September 30, 1996. The increase in base rental revenue of $34,364 and $3,245 in escalations is primarily attributable to the acquisition of properties during 1996 and 1997.

     Operating expenses and real estate taxes increased by an aggregate amount of $12,312 for the nine months ended September 30, 1997 as compared to the 1996 period. The increase in operating expenses during the 1997 period is primarily attributable to operating an increased number of properties during the 1997 period.

     Interest expense increased by $5,706 for the nine months ended September 30, 1997, compared to the prior year, principally due to an increase in the average outstanding debt incurred in connection with the acquisition of properties. Marketing, general and administration expenses increased by $2,438 primarily as a result of overall growth of the Company including payroll and related costs related to the opening of the Westchester, Northern New Jersey and Southern Connecticut divisions.

     Gross operating margin (defined as operating revenues, consisting of base rental revenue and tenant escalations and reimbursements less total operating expenses, real estate taxes and ground rents, as a percentage of operating revenues) for the nine months ended September 30, 1997 was 64.3% as compared to 62.8% for the nine months ended September 30, 1996. The increase reflects the Company's ability to realize certain operating efficiencies as a result of operating a larger portfolio of properties in each of its established markets and an increase in the number of net leased properties.

     In April 1997, the Company terminated its $150 million secured credit facility (see Note 5). As a result, certain deferred loan costs incurred in connection with the Credit Facility were written off. Such amount is reflected as an extraordinary loss in the accompanying consolidated statement of operations.


LIQUIDITY AND CAPITAL RESOURCES

     In June 1995, the Company completed an initial public offering of 7,438,000 shares of its common stock at $24.25 per share. Net proceeds to the Company were approximately $162 million. During 1996, the Company completed two add-on offerings aggregating 4,725,000 shares of its common stock (the "Add-
On Offerings") resulting in net proceeds to the Company of approximately $145.3 million. Proceeds from the Add-On Offerings were primarily used to repay borrowings under the Credit Facility and to fund the purchase of commercial real estate properties.

     In connection with the purchase of one industrial property the Company issued 101,902 OP Units as partial consideration in the transaction.

     On March 12, 1997, the Company completed a 4,945,000 common share offering, including 645,000 sold in connection with the exercise of the underwriters over allotment option. Net proceeds to the Company (after underwriting discount of approximately $11.7 million and approximately
$300,000 of offering costs) were approximately $212 million. Net proceeds were used to repay borrowings outstanding under the Credit Facility and to purchase certain commercial real estate properties under contract and for future acquisitions of properties and general working capital.

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

     On August 28, 1997, the Company sold $150 million of 7.2% Senior Unsecured Notes due August 28, 2007. The net proceeds of the Unsecured Notes were used to repay borrowing under the Unsecured Credit Facility and for property acquisitions.

     The Company's indebtedness at September 30, 1997 totaled $350.5 million (including its share of joint venture debt and net of the minority partner's 40% interest in Omni's debt) and was comprised of $33 million outstanding under the Unsecured Credit Facility, $150 million of unsecured notes and approximately $167.5 million of mortgage indebtedness. Based on the Company's total market capitalization of $1.5 billion at September 30, 1997, (calculated at a $26.63 per share stock price) and assuming the conversion of the 6,973,814 OP Units outstanding on such date, the Company's debt represented approximately
24.1% of its total market capitalization.

     The Company expects to meet its short term liquidity requirements primarily through cash flow from operating activities, which the Company believes will be sufficient to fund non-incremental revenue generating capital expenditures and payment of dividends. In addition to its operating cash flow, the Unsecured Credit Facility provides for working capital advances. The Company intends to finance its on-going construction and acquisition activities through borrowings under the Unsecured Credit Facility. At September 30, 1997, the Company had a maximum capacity under the Unsecured Credit Facility of $250 million of which $33 million is drawn and outstanding. The Company expects to meet its long-term liquidity requirements, consisting primarily of debt maturities, through the refinancing of existing mortgage indebtedness or through the issuance of additional equity and/or debt securities.

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


SUPPLEMENTAL INFORMATION ON CAPITAL EXPENDITURES AND TENANT
IMPROVEMENT AND LEASING COSTS

     The following table summarizes the expenditures incurred for capital expenditures, tenant improvements and leasing commissions for the Company's office and industrial properties for the nine month period ended September 30, 1997 and the historical average of such capital expenditures, tenant improvements and leasing commissions for the years 1994 through 1996.


Non-Incremental Revenue Generating Capital Expenditures

                                                          1994-1996     Jan-Sep
                               1994      1995      1996    Average       1997
                             ________  ________  ________  ________  __________
Office Properties:
 Total                       $158,340  $364,545  $375,026  $299,304  $  768,474
 Per Square Foot                  .10       .19       .13       .14         .17

Industrial Properties:
 Total                       $524,369  $290,457  $670,751  $495,192  $  342,744
 Per Square Foot                  .18       .08       .18       .15         .07



Non-Incremental Revenue - Generating Tenant Improvement and Leasing Commissions

                                                               Jan-Sep
                                  1994      1995      1996      1997
                                ________  ________  ________  ________

Long Island Office Properties:
 Tenant Improvement Costs       $902,312  $452,057  $523,574  $279,239
 Per Square Foot Improved           5.13      4.44      4.28      4.59
 Leasing Commissions            $341,253  $144,925  $119,047  $210,911
 Per Square Foot Leased             1.94      1.42      0.97      3.54
                                ________  ________  ________  ________
Total Per Square Foot           $   7.07  $   5.86  $   5.25  $   8.13
                                ========  ========  ========  ========

Westchester Office Properties:
 Tenant Improvement Costs       $    N/A  $    N/A  $834,764  $930,389
 Per Square Foot Improved            N/A       N/A      6.33      8.79
 Leasing Commissions            $    N/A  $    N/A  $264,388  $258,973
 Per Square Foot Leased              N/A       N/A      2.00      2.45
                                ________  ________  ________  ________
Total Per Square Foot           $    N/A  $    N/A  $   8.33  $  11.24
                                ========  ========  ========  ========
Connecticut Office Properties:
 Tenant Improvement Costs       $    N/A  $    N/A  $ 58,000  $683,621
 Per Square Foot Improved            N/A       N/A     12.45     13.38
 Leasing Commissions            $    N/A  $    N/A  $      0  $157,207
 Per Square Foot Leased              N/A       N/A         0      3.08
                                ________  ________  ________  ________
Total Per Square Foot           $    N/A  $    N/A  $  12.45  $  16.46
                                ========  ========  ========  ========
Industrial Properties:
 Tenant Improvement Costs       $585,981  $210,496  $380,334  $177,053
 Per Square Foot Improved            .88       .90       .72      0.81
 Leasing Commissions            $176,040  $107,351  $436,213  $ 72,680
 Per Square Foot Improved            .27       .46       .82      0.33
                                ________  ________  ________  ________
Total Per Square Foot           $   1.15  $   1.36  $   1.54  $   1.14
                                ========  ========  ========  ========

LEASE EXPIRATIONS

    The following table sets forth scheduled lease expirations for executed leases as of September 30, 1997.

Long Island Office Properties (excluding Omni):

                                              % of
                                 Total        Total           Per          Per
                                Rentable     Rentable        Square      Square
                      Number     Square       Square          Foot        Foot
  Year of Lease         of        Feet         Feet           S/L         Base
    Expiration        Leases    Expiring     Expiring        Rent(1)     Rent(2)
__________________     ______   _________    ________        _______    _______
Remainder of 1997           6      50,977        3.1%       $ 20.52     $ 24.37
1998                       33     205,112       12.4%       $ 22.13     $ 23.52
1999                       28     119,169        7.1%       $ 20.10     $ 21.03
2000                       37     211,819       12.8%       $ 22.15     $ 23.44
2001                       33     160,080        9.6%       $ 22.11     $ 23.12
2002                       28     241,781       14.6%       $ 22.34     $ 23.02
2003 and thereafter        56     671,067       40.4%           ---         ---
                       ______   _________    ________
Totals                    221   1,660,005       100.0%
                       ======   =========    ========


Office Properties - Omni:

                                              % of
                                 Total        Total           Per          Per
                                Rentable     Rentable        Square      Square
                      Number     Square       Square          Foot        Foot
  Year of Lease         of        Feet         Feet           S/L         Base
    Expiration        Leases    Expiring     Expiring        Rent(1)     Rent(2)
__________________     ______   _________    ________        _______    _______
Remainder of 1997           1       4,295         0.8%       $ 30.69    $ 34.25
1998                      ---         ---         ---            ---        ---
1999                      ---         ---         ---            ---        ---
2000                        5      66,131        11.9%       $ 31.58    $ 33.77
2001                        4      32,680         5.9%       $ 28.22    $ 32.58
2002                        5     132,716        24.0%       $ 25.54    $ 27.46
2003 and thereafter        14     317,624        57.4%           ---        ---
                       ______   _________    ________
Totals                     29     553,446       100.0%
                       ======   =========    ========


Industrial Properties:

                                              % of
                                 Total        Total           Per          Per
                                Rentable     Rentable        Square      Square
                      Number     Square       Square          Foot        Foot
  Year of Lease         of        Feet         Feet           S/L         Base
    Expiration        Leases    Expiring     Expiring        Rent(1)     Rent(2)
__________________     ______   _________    ________        _______    _______
Remainder of 1997           3       9,200          .2%       $  5.54    $  5.39
1998                       38     472,518        11.8%       $  5.01    $  4.78
1999                       34     574,411        14.3%       $  5.68    $  5.84
2000                       26     406,851        10.2%       $  5.44    $  5.65
2001                       26     828,066        20.6%       $  5.72    $  5.98
2002                       20     181,216         4.5%       $  7.42    $  7.91
2003 and thereafter        35   1,540,492        38.4%           ---        ---
                       ______   _________     ________
Totals                    182   4,012,754        100.0%
                       ======   =========     ========


Research and Development:

                                              % of
                                 Total        Total           Per          Per
                                Rentable     Rentable        Square      Square
                      Number     Square       Square          Foot        Foot
  Year of Lease         of        Feet         Feet           S/L         Base
    Expiration        Leases    Expiring     Expiring        Rent(1)     Rent(2)
__________________     ______   _________    ________        _______    _______
Remainder of 1997           3      85,107         7.2%       $  7.84    $  8.41
1998                        6     190,918        16.2%       $  9.59    $ 11.10
1999                       10     124,135        10.5%       $  8.19    $  8.23
2000                        9     144,569        12.2%       $  8.63    $  8.52
2001                        5      65,130         5.5%       $  9.17    $  9.16
2002                        2       7,967         0.7%       $ 17.32    $ 17.25
2003 and thereafter         8     563,864        47.7%           ---        ---
                       ______   _________    ________
Totals                     43   1,181,690       100.0%
                       ======   =========    ========


Westchester Properties:

                                              % of
                                 Total        Total           Per          Per
                                Rentable     Rentable        Square      Square
                      Number     Square       Square          Foot        Foot
  Year of Lease         of        Feet         Feet           S/L         Base
    Expiration        Leases    Expiring     Expiring        Rent(1)     Rent(2)
__________________     ______   _________    ________        _______    _______
Remainder of 1997           1         990         0.1%       $ 16.00    $ 17.36
1998                       28     139,069        13.4%       $ 18.53    $ 19.31
1999                       18      38,116         3.7%       $ 17.93    $ 18.59
2000                       26     174,501        16.8%       $ 19.59    $ 20.39
2001                       28     126,850        12.2%       $ 19.24    $ 20.29
2002                       28     183,886        17.7%       $ 18.00    $ 20.36
2003 and thereafter        32     374,134        36.1%           ---        ---
                       ______   _________    ________
Totals                    161   1,037,546       100.0%
                       ======   =========    ========


Stamford Properties:

                                              % of
                                 Total        Total           Per          Per
                                Rentable     Rentable        Square      Square
                      Number     Square       Square          Foot        Foot
  Year of Lease         of        Feet         Feet           S/L         Base
    Expiration        Leases    Expiring     Expiring        Rent(1)     Rent(2)
__________________     ______   _________    ________        _______    _______
Remainder of 1997           8      18,032         2.6%       $ 16.98    $ 16.98
1998                       10      33,214         4.7%       $ 20.69    $ 21.03
1999                       16      40,230         5.8%       $ 20.76    $ 21.12
2000                       24     104,894        15.0%       $ 21.42    $ 22.11
2001                       16      75,424        10.8%       $ 23.98    $ 24.42
2002                       12      41,644         5.9%       $ 22.96    $ 24.72
2003 and thereafter        30     386,786        55.2%           ---        ---
                       ______   _________    ________
Totals                    116     700,224       100.0%
                       ======   =========    ========


New Jersey Properties:

                                              % of
                                 Total        Total           Per          Per
                                Rentable     Rentable        Square      Square
                      Number     Square       Square          Foot        Foot
  Year of Lease         of        Feet         Feet           S/L         Base
    Expiration        Leases    Expiring     Expiring        Rent(1)     Rent(2)
__________________     ______   _________    ________        _______    _______
Remainder of 1997           2       8,326         0.8%       $ 19.51    $ 20.42
1998                       10     164,496        16.5%       $ 20.43    $ 20.80
1999                       11      81,922         8.2%       $ 19.24    $ 20.01
2000                       13     112,581        11.3%       $ 18.31    $ 19.79
2001                       13     211,966        21.3%       $ 17.59    $ 17.82
2002                        9     106,741        10.7%       $ 19.38    $ 20.14
2003 and thereafter         9     311,304        31.2%           ---        ---
                       ______   _________    ________
Totals                     67     997,336       100.0%
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

                                               Three Months Ended            Nine Months Ended
                                                  September 30,                 September 30,
                                                1997          1996           1997          1996
                                             _________     _________      _________     _________
                                            (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
Net Income                                   $   9,141     $   4,713      $  23,758     $  11,829

Adjustments for Funds from Operations
Add:
Depreciation and Amortization                    6,919         4,569         18,755        12,176
Minority interest in consolidated partnership      201           166            645           638
Limited partners' minority interest in
  Operating Partnership                          1,861         1,516          5,632         4,357
Extraordinary items: loss on a restatement
  or extinguishment of debt, net of limited
  partners' share of $178, $0, $578 and $364
  respectively                                     267           ---          2,230           895
                                             _________     _________      _________     _________
                                                18,389        10,964         51,020        29,895
Subtract:
Amount distributable to minority partners in
 consolidated partnership                          522           363          1,655         1,168
                                             _________     _________      _________     _________
Funds From Operations (FFO)                     17,867        10,601         49,365        28,727
                                             _________     _________      _________     _________
Subtract:
Straight line rents                              1,063           778          3,347         2,280
Non-Incremental Capitalized tenant
 improvements and leasing commissions              978         1,203          2,732         1,946
Non-Incremental Capitalized improvements           317           277          1,107           896
                                             _________     _________      _________     _________
Cash available for distribution (CAD)        $  15,509     $   8,343      $  42,179     $  23,605
                                             =========     =========      =========     =========
Weighted average shares/units (1)               41,451        27,602         38,780        25,139
                                             =========     =========      =========     =========
FFO per weighted average share/unit          $     .43     $     .38      $    1.27     $    1.14
                                             =========     =========      =========     =========
CAD per weighted average share/unit          $     .37     $     .30      $    1.09     $     .94
                                             =========     =========      =========     =========
Dividends per share/unit                     $     .31     $     .30      $     .93     $     .89
                                             =========     =========      =========     =========
FFO payout ratio                                 72.7%         78.9%          72.8%         78.4%
                                             =========     =========      =========     =========
CAD payout ratio                                 84.5%        100.0%          84.9%         95.1%
                                             =========     =========      =========     =========

(1) Assumes conversion of limited partnership units of the Operating Partnership and give effect to the April 15, 1997 two-for-one stock split.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings - None
Item 2.  Changes in Securities - None
Item 3.  Defaults Upon Senior Securities - None
Item 4.  Submission of Matters to a Vote of Securities Holders - None
Item 5.  Other information - None
Item 6.  Exhibits and Reports on Form 8-K
         a)   Exhibits 27 Financial Data Schedule
         b) During the three months ended September 30, 1997, the registrant filed a report 8-K, dated August 12, 1997 pertaining to the formation of Reckson Strategic Inc and on September 9, 1997 pertaining to the acquisition of a 176,000 square foot Class A office building.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RECKSON ASSOCIATES REALTY CORP.
                            Registrant

November 4, 1997            Scott H. Rechler
Date                        Scott H. Rechler, President
                            and Chief Operating Officer


November 4, 1997            Michael Maturo
Date                        Michael Maturo, Executive Vice President
                            and Chief Financial Officer