Form 10-K
period 1997-12-31
RECKSON ASSOCIATES REALTY CORP
filed 1998-03-26
CIK 930548

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-K


       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997

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

                           Yes      No  X

     The aggregate market value of the shares of common stock held by non-affiliates was approximately $926,000,000 based on the closing price on the New York Stock Exchange for such shares on March 20,1998.

     The number of the Registrant's shares of common stock outstanding was 38,632,335 as of March 20,1998.



                DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Shareholder's Meeting to be held May 21, 1998 are incorporated by reference into Part III.

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

                                Part IV

  14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                              Part I
Item 1.        Business

General

     Reckson Associates Realty Corp. was incorporated in September 1994 and commenced operations effective with the completion of its initial public offering (the "IPO") on June 2, 1995. Reckson Associates Realty Corp., together with Reckson Operating Partnership, L.P. (the "Operating Partnership"), and their affiliates (collectively, the "Company") was formed for the purpose of continuing the commercial real estate business of Reckson Associates, its affiliated partnerships and other entities ("Reckson"). For more than 40 years, Reckson has been engaged in the business of owning, developing, acquiring, constructing, managing and leasing suburban office and industrial properties in the New York metropolitan area. Based on industry surveys, management believes that the Company is one of the largest owners and operators of Class A suburban office properties and industrial properties in the New York City tri-state area (the "Tri-State Area"). The Company operates as a fully-integrated, self-administered and self-managed Real Estate Investment Trust ("REIT"). As of December 31, 1997, the Company owned 155 properties (the "Properties") (including three joint venture properties) encompassing approximately 13.6 million rentable square feet, all of which are managed by the Company. The Properties consist of 58 Class A suburban office properties (the "Office Properties") encompassing approximately 7.6 million square feet, 95 industrial properties (the "Industrial Properties") encompassing approximately 6.0 million square feet and two 10,000 square foot retail properties. In addition, as of December 31, 1997 the Company had invested approximately $72.5 million in certain mortgage indebtedness encumbering five Class A office properties encompassing approximately 927,000 square feet, a 400 acre parcel of land and a 586,000 square foot industrial property in New Jersey (the "Mortgage Note Investments"). As of December 31, 1997, the Company also owned or had contracted to acquire approximately 847 acres of land in 17 separate parcels that may present future development opportunities.

     The Office Properties are Class A suburban office buildings and are well-located, well-maintained and professionally managed. In addition, these properties are modern with high finishes or have been modernized to successfully compete with newer buildings and achieve among the highest rent, occupancy and tenant retention rates within their markets. The majority of the Office Properties are located in eight planned office parks and are tenanted primarily by national service firms such as "Big Six" accounting firms, securities brokerage houses, insurance companies and health care providers. The Industrial Properties are utilized for distribution, warehousing, research and development and light manufacturing/assembly activities and are located primarily in three planned industrial parks developed by Reckson.

     All of the Company's interests in the Properties, the Mortgage Note Investments and land are held directly or indirectly by, and substantially all of its operations relating to the Properties are conducted through, the Operating Partnership. The Company controls the Operating Partnership as the sole general partner and as of December 31, 1997, owned approximately 84% of the Operating Partnership's outstanding units of limited partnership ("Units").

     The Company seeks to maintain cash reserves for normal repairs, replacements, improvements, working capital and other contingencies. The Operating Partnership has established an unsecured credit facility (the "Unsecured Credit Facility") with a maximum borrowing amount of $250 million scheduled to mature on April 30, 2000. The Unsecured Credit Facility requires the Company to comply with a number of financial and other covenants on an ongoing basis and, under certain circumstances, may be extended by the Operating Partnership for a period of one year.

     In April 1996, the Company completed a public offering of 3,000,000 shares (pre-split) of Common Stock at a price of $30.50 per share (pre-split) (the "April 1996 Offering"). In October 1996, the Company completed a public offering of 1,725,000 shares (pre-split) of Common Stock at a price of $35.50 per share (pre-split) (the "October 1996 Offering"). Net proceeds to the Company of approximately $86 million from the April 1996 offering and approximately $60 million from the October 1996 offering were used to make acquisitions of Properties and to re-pay borrowings.

     In March 1997, the Company completed a public offering and sold 4,945,000 common shares (pre-split) at a price of $45.25 (pre-split) (including 645,000 common shares related to the exercise of the underwriter over allotment option) (the "March 1997 Offering"). In December 1997, the Company completed a public offering and sold 3,081,777 common shares at a price of $26 per share (the "December 1997 Offering"). In February 1998, the Company completed a public stock offering and sold 791,152 common shares at a price of $25.44 per share.
 Net proceeds to the Company of approximately $212 million from the March 1997 Offering, $80 million from the December 1997 Offering and $19 million from the February 1998 Offering were used to make acquisitions of Properties and to re-pay borrowings.

     There are numerous commercial properties that compete with the Company in attracting tenants and numerous companies that compete in selecting land for development and properties for acquisition.

     The Company's executive offices are located at 225 Broadhollow Road, Melville, New York 11747 and its telephone number at that location is (516) 694-6900. At December 31, 1997, the Company had approximately 210 employees.

Recent Developments

Acquisition and Sales Activity.

     Set forth below is a brief description of the Company's major acquisition activity during 1997. All of these Properties are located in the Tri-State Area.

     During 1997, the Company acquired or contracted to acquire approximately $431 million of Class A suburban office and industrial properties encompassing approximately 4.9 million square feet located in the Tri-State Area. In addition, the Company acquired approximately 335 acres of land for an aggregate purchase price of approximately $24.2 million.

     In that regard, during 1997, the Company acquired five Class A suburban Office Properties and 15 Industrial Properties encompassing approximately 881,000 and 968,000 square feet respectively, located on Long Island.

     During 1997, the Company acquired eight office properties encompassing approximately 830,000 square feet and three industrial properties encompassing approximately 163,000 square feet in Westchester for an aggregate purchase price of approximately $117 million. In addition, the Company acquired approximately 32 acres of land for a purchase price of approximately $8 million.

     During 1997, the Company acquired one industrial property encompassing approximately 452,000 square feet in Connecticut for a purchase price of approximately $27 million.

     During 1997, the Company acquired 13 office properties encompassing approximately 1.5 million square feet and one industrial property encompassing approximately 128,000 square feet in New Jersey for an aggregate purchase price of approximately $156 million. Included in these acquisitions is the New Jersey
Portfolio acquisition as described below.   In addition, the Company acquired
approximately 303 acres of land for an aggregate purchase price of approximately $16.2 million.

     In October 1997, the Company entered into an agreement to invest $150 million in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. The Morris Companies' properties include twenty-three industrial buildings encompassing approximately 4.0 million square feet. The Company's investment will be used to acquire a controlling interest in Reckson Morris Operating Partnership, L.P. ("RMI"). In connection with the transaction the Morris Companies will contribute 100% of their interests in certain industrial properties to RMI in exchange for operating partnership units in RMI. on January 6, 1998, the Company made its initial investment into RMI of approximately $65 million. In addition, at December 31, 1997, the Company had advanced approximately $12 million to the Morris Companies primarily to fund certain construction costs related to development properties to be contributed to RMI.

     In October 1997, the Company sold 671 Old Willets Path in Hauppauge, New York for approximately $725,000 and recorded a gain on the sale of $672,000.

     In addition, during 1997, the Company invested approximately $29 million in certain mortgage indebtedness encumbering one Class A office building on Long Island encompassing approximately 177,000 square feet, a 400 acre parcel of land located in New Jersey and a 586,000 square foot industrial property located in New Jersey. In addition, on March 13, 1997 the Company loaned approximately $17 million to its minority partner in Omni, its flagship Long Island office building, and effectively increased its economic interest in the property owning partnership.

     Set forth below is a brief description of the Company's major acquisition activity during 1996. All of these Properties are located in the Tri-State Area. During 1996 the Company's emphasis focused on "Anchor Acquisitions" in suburban office parks (i.e., an acquisition of a portfolio of properties in a prime location that provides the Company with a critical mass sufficient to create operating efficiencies).

     New Jersey Portfolio Acquisition. In December 1996, The Company entered into contract to acquire five Class A office buildings (the "New Jersey Portfolio") encompassing approximately 500,000 square feet from certain entities/associates with Robert Heller a New Jersey Developer for approximately $56.9 million. These properties were acquired during 1997. Four of the properties are located in the Executive Hill Office Park a 32 acre office park that contains four buildings with approximately 392,000 square feet and is located in West Orange, New Jersey, adjacent to route 280, a major interstate highway. Executive Hill was developed between 1971 and 1984 by various entities associated with Robert Heller. One of the properties in the office park, 10 Rooney Circle, was a vacant 70,000 square foot building at acquisition that has undergone a complete renovation including the reskinning of its facade in granite, installation of two new lobbies and development of a new entranceway. The property is now fully leased to two tenants. Tenants at Executive Hill include Chase Manhattan Bank, International Business Machines, Computer Science Corporation, and State Farm Insurance Company. In connection with this acquisition, the Company established its Northern New Jersey Division and named Mark Schaevitz as its Managing Director. Mr. Schaevitz, who acted as Chief Operating Officer over Mr. Heller's real estate operations for the prior 15 years, joined The Company along with certain key members of his management team to lead the Company's efforts in Northern New Jersey. The acquisition of the New Jersey Portfolio, the establishment of the Northern New Jersey Division and retention of Mr. Schaevitz, and his management team are consistent with the Company's strategy of developing a local presence in the key suburban markets in the Tri-State Area through Anchor Acquisitions.

     The Landmark Square Acquisition. In October 1996, The Company acquired Landmark Square, a seven acre office complex containing six buildings and encompassing 800,000 square feet located in Stamford Connecticut from the Metropolitan Life Insurance Company("Met Life") for approximately $77 million.

The Company financed the acquisition with a $50 million first mortgage loan from Met Life which bears interest at a fixed rate of 8.02% and has a ten year term and proceeds from the October 1996 Offering. Landmark Square was constructed as part of and is the focal point of a major revitalization development program by the F.D.Rich Company in the 1970's and 1980's. Met Life obtained title to the property as a result of a foreclosure of their property mortgage. An affiliate of The F.D. Rich Company continued to manage Landmark Square until the time it was purchased by the Company. Landmark Square, contiguous to Stamford Town Center, a 900,000 square foot upscale shopping mall, offers such amenities as a full service athletic facility and the Landmark Club, one of Stamford's premier dining clubs. The Company has commenced an approximately $12.0 million, five year capital improvement and repositioning program at the complex. Tenants at Landmark Square include Guiness PLC/United Distillers, Crown Theatre, McKinsey & Co. and Fleet Bank. In connection with the acquisition of Landmark Square the Company established its Southern Connecticut Division and named F.D. ("Rick") Rich III, Managing Director of that division and a Senior Vice President of the Company . Mr. Rich has over 20 years experience in all facets of real estate development and operations including operating Landmark Square for the last ten years. The Landmark Square acquisition, the establishment of the Southern Connecticut Division and employing Mr. Rich as well as his operations team is consistent with the Company's strategy of making Anchor Acquisitions in new markets and in establishing a local presence in each of the key suburban markets in the Tri-State Area.

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

     On February 22, 1996, six of the Westchester Properties encompassing approximately 505,000 square feet (505, 560 and 580 White Plains Road, Tarrytown, New York; 235 and 245 Main Street, White Plains, New York and 2 Church Street, Ossining, New York), together with the aforementioned management and construction operations, were acquired by the Company for an aggregate maximum purchase price of approximately $48.7 million. The purchase price was funded by $29.0 million of borrowings under the Company's credit facility, the assumption of $9.4 million of mortgage debt and the issuance of 307,606 (pre-split) units of limited partnership of the Operating Partnership ("Units"). In accordance with the terms of the purchase contract, each Unit was valued at $28.11 (pre-split).

     On April 9,1996 The Company acquired the seventh Westchester Property (660 White Plains Road, Tarrytown, New York) and the 60% joint venture interest in the eighth Westchester Property (520 White Plains Road, Tarrytown, New York) the purchase of interests in these two properties aggregated approximately $31 million.

     The Westchester Acquisition was consistent with the Company's strategy of developing a local presence in the key suburban markets in the Tri-State Area through Anchor Acquisitions. The Westchester Acquisition afforded the Company the opportunity to enter the Westchester market by acquiring a large portfolio of well-located Class A office properties. In addition, five of the Westchester Properties are located in the Tarrytown Corporate Center, one of Westchester's largest office parks containing more than 1.2 million square feet of office
space and a 444-room Marriott Hotel.   Completed in 1972, Tarrytown Corporate
Center was the first office development undertaken in the Route 119 corridor in Westchester County, an area that has developed into a prime commercial location. Major tenants at the Center include Citibank, Ford Motor Credit, U.S. Philips, Xerox and the Ciba-Geigy Corporation (which maintains its corporate headquarters at the Center). Designed by the award-winning architectural firm of Warshauer, Mellusi, and Warshauer, Tarrytown Corporate Center includes seven office buildings encompassing approximately 991,000 square feet, of which the company has acquired six of such buildings encompassing approximately 876,000 square feet. Finally, as part of the Westchester Acquisition, the Company acquired the Halpern organization's in-house expertise in management, leasing and construction. The Halpern organization, which was in existence for over 25 years, was a full service commercial real estate company and one of Westchester's largest owners and operators of office properties. Acquisition of the Halpern organization enabled the Company to establish a significant local presence which management believes is essential to the successful operation of commercial real estate.

     Eleven Industrial Properties acquired by the Company during 1996 are single story properties encompassing an aggregate of approximately 856,000 square feet. As of December 31, 1997, nine of these properties were 100% leased to single tenants, one of these properties is 100% leased to two tenants and one of these properties is 66% leased to a single tenant with a lease pending for the remaining portion.

Leasing Activity

     During the year ended December 31, 1997, the Company leased 548,992 square feet at the Office Properties at an average effective rent (i.e., base rent adjusted on a straight-line basis for free rent periods, tenant improvements and leasing commissions) of $19.95 per square foot and 790,359 square feet at the Industrial Properties at an average effective rent of $6.37 per square foot. Included in this leasing data is 197,239 square feet at the Long Island Office Properties at an average effective rent of $22.69; 179,061 square feet at the Westchester Office Properties at an average effective rent of $17.42; 123,501 square feet at the Connecticut Office Properties at an average effective rent of $20.23; and 49,191 square feet at the New Jersey Office Properties at an average effective rent of $17.43. Also included in this leasing data is 698,359 square feet at the Long Island Industrial Properties at an average effective rent of $6.08 and 92,000 square feet at the Westchester Industrial Properties at an average effective rent of $8.54.

Financing Activities

     The Unsecured Credit Facility. On April 30, 1997, the Company obtained a three-year $250 million unsecured credit facility from a bank group arranged by Chase Manhattan Bank and Union Bank of Switzerland (the "Unsecured Credit Facility"). The Company's ability to borrow thereunder is subject to the satisfaction of certain financial covenants, including covenants relating to limitations on unsecured and secured borrowings, minimum interest and fixed charge coverage rations, a minimum equity value and a maximum dividend payout ratio. In addition, borrowings under the Unsecured Credit Facility bear interest at a floating rate equal to one, two, three or six months LIBOR (at the Company's election) plus a spread ranging from 1.125% to 1.50%, based on the Company's leverage ratio. The Unsecured Credit Facility replaced the Company's $150 million secured credit facility. The Company utilizes the Unsecured Credit Facility primarily to finance the acquisitions of properties and other real estate investments, fund its development activities and for working capital purposes. At December 31, 1997, the Company had availability under the Unsecured Credit Facility to borrow an additional $35.75 million (net of $4.0 million of outstanding undrawn letters of credit).

     On January 2, 1998, the Company obtained a $200 million unsecured credit facility (the "Bridge Facility") which matures on April 1, 1998. The Bridge Facility was provided by the two lead members of the Unsecured Credit Facility bank group and serves as interim financing while the Company seeks to expand the availability under the Unsecured Credit Facility.

     Other Financing Activities. During August 1997, the Company refinanced approximately $43 million of mortgage debt on its Omni office property with a $58 million fixed rate mortgage loan. The loan which matures on September 1, 2007 has a fixed rate of 7.72%.

     On August 28, 1997, the Company sold $150 million of 7.2% senior unsecured notes due August 2007. The net proceeds of these notes were used to repay borrowings under the Unsecured Credit Facility and for acquisitions of properties.

Stock Split

     On February 12, 1997, the Board of Directors of the Company declared a two-for-one stock split, effected as a stock dividend distributable on April 15, 1997 to stockholders of record on April 4, 1997.

Stock Offerings

     On March 12, 1997, the Company sold 4,945,000 shares (pre-split) (including 645,000 common shares related to the exercise of the underwriters over allotment option) of the Company's common stock at $45.25 per share (pre-split) for an aggregate consideration of approximately $224 million before deducting offering expenses.

     On December 5, 1997, the Company sold 3,081,177 shares of the Company's common stock at $26.00 per share for an aggregate consideration of approximately $80 million before deducting offering expenses.

     On February 18, 1998, the Company sold 791,152 shares of the Company's common stock at $25.44 per share for an aggregate consideration of approximately $20 million before deducting offering expenses.

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

     Corporate Strategies. Management believes that throughout its 40-year operating history, Reckson has created value in its properties through a variety of market cycles by implementing the operating strategies described below. These operating strategies include the implementation of (I) a multidisciplinary leasing approach that involves architectural design and construction personnel as well as leasing professionals, (ii) innovative property marketing programs such as the Executive Center business, which was established by Reckson to provide "incubation space" for start-up companies as well as office space for satellite offices of larger companies, (iii) a comprehensive tenant service program and property amenities designed to maximize tenant satisfaction and retention, (iv) cost control management and systems that take advantage of economies of scale that arise from Reckson's market position and efficiencies attributable to the state-of-the-art energy control system at many of the Office Properties and (v) an acquisition and development strategy that is continuously adjusted in light of anticipated changes in market conditions and that seeks to capitalize on management's multidisciplinary expertise and market knowledge to modify, upgrade and reposition a property in its market place in order to maximize value.

     The Company also intends to adhere to a policy of maintaining a Debt Ratio (defined as the total debt of the Company as a percentage of the market value of outstanding shares of Common Stock and Units) of less than 50%. As of December 31, 1997, the Company's Debt Ratio was approximately 31.6%. This calculation is net of minority partners' 40% interest in Omni's debt and including the Company's share of unconsolidated joint venture debt. This Debt Ratio is intended to provide the Company with financial flexibility to select the optimal source of capital (whether debt or equity) with which to finance external growth.

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

     External Growth. The Company seeks to acquire multi-tenant suburban Class A office and industrial properties located in the Tri-State Area. Management believes that the Tri-State Area presents opportunities to acquire or invest in properties at attractive yields. The Company believes that its (i) capital structure, in particular its Unsecured Credit Facility providing for a maximum borrowing amount of up to $250 million, (ii) ability to acquire a property for Units of the Operating Partnership and thereby defer the seller's income tax on gain, (iii) operating economies of scale, (iv) relationships with financial institutions and private real estate owners, and (v) fully integrated operations in four regional Divisions, will enhance the Company's ability to identify and capitalize on acquisition opportunities. The Company also intends to selectively develop new Class A suburban office and industrial properties and to continue to redevelop existing office and industrial properties as these opportunities arise. In the near future the Company will concentrate its development activities on industrial and Class A suburban office properties within it's Tri-State Area markets.

     In October 1997, the Company entered into an agreement to invest $150 million in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. The Morris Companies' properties include 23 industrial buildings encompassing approximately 4.0 million square feet. The Company's investment will be used to acquire a controlling interest in Reckson Morris Operating Partnership, L.P. ("RMI"). In connection with the transaction the Morris Companies will contribute 100% of their interests in certain industrial properties to RMI in exchange for operating partnership units in RMI. On January 6, 1998, the Company acquired an approximate 70% interest in RMI for approximately $65 million. In addition, at December 31, 1997, the Company had advanced approximately $12 million to the Morris Companies primarily to fund certain construction costs related to development properties to be contributed to RMI.

     During 1997, the Company formed Reckson Service Industries, Inc. ("RSI) and Reckson Strategic Venture Partners, LLC ("RSVP"). RSI will serve as the managing member of RSVP. RSI will invest in operating companies that generally will provide commercial services to properties owned by the Company and its tenants and third parties. Since RSI will not be making REIT qualifying investments, its shares will be distributed to the Company's shareholders and trade as a separate public company. RSVP was formed to provide the Company with a "research and development" vehicle to invest in alternative real estate sectors. RSVP will invest primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus. RSVP's strategy is to identify and acquire interests in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as a platform for future investments. The research and development vehicle will enable the Company to minimize its investment risks during the early stages of an investment. The vehicle permits the Company to monitor the long-term potential for each investment. As later stage capital is required, the Company will determine the prudence of additional investment and the potential for incorporating it as a
core business line.   To facilitate investments by RSVP, the Company has
committed $100 million of initial capital. In addition, RSVP has obtained a $200 million preferred equity facility from Paine Webber Real Estate Securities (PWRES") and a PWRES/George Soros sponsored fund. At December 31, 1997, the Company had made investments in or loans to RSI and RSVP aggregating approximately $4.3 million and $7.4 million, respectively.

Environmental Matters

     Under various Federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The cost of any required remediation and the owner's liability therefore as to any property is generally not limited under such enactments and could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition, or in the event of renovation or demolition. Such laws impose liability for release of ACMs into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

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

Item 2.        Properties

General

     As of December 31, 1997, the Company owned 155 properties (including three joint venture properties) encompassing approximately 13.6 million square feet. These properties consist of 58 Class A suburban office properties encompassing approximately 7.6 million square feet, 95 industrial properties encompassing approximately 6.0 million rentable square feet and two free-standing 10,000 square foot retail properties. The rentable square feet of each property has been determined for these purposes based on the aggregate leased square footage specified in currently effective leases and, with respect to vacant space, management's estimate. In addition, as of December 31, 1997, the Company owned or had contracted to acquire approximately 847 acres of land in 17 separate parcels that may present future development opportunities.

     Reckson has historically emphasized the development of large scale office and industrial parks and approximately 66% of the Office Properties and 58% of the Industrial Properties are located in such parks (measured by rentable square footage). The Company believes that owning properties in planned office and industrial parks provides certain strategic advantages, including the following:
(i) certain tenants prefer being located in a park with other high quality companies to enhance their corporate image, (ii) parks afford tenants certain aesthetic amenities such as a common landscaping plan, standardization of signage and common dining and recreational facilities, (iii) tenants may expand (or contract) their business within a park, enabling them to centralize business functions and (iv) a park provides tenants with access to other tenants and may facilitate business relationships between tenants.

     Also, as of December 31, 1997, the Company had invested approximately $72.5 million in certain mortgage indebtedness encumbering five Class A office properties on Long Island, one 586,000 square foot industrial property in New Jersey and a 400 acre parcel of land. In addition, on March 13, 1997 the Company loaned approximately $17 million to its minority partner in Omni, its flagship Long Island office building, and effectively increased its economic interest in the property owning partnership.

     Set forth below is a summary of certain information relating to the Properties, categorized by office and industrial parks, as of December 31, 1997.

Office Properties

     General. As of December 31, 1997, the Company owned or had an interest in 58 Class A suburban office properties that encompass approximately 7.6 million rentable square feet. As of December 31, 1997, these office properties were approximately 92% leased to 696 tenants.

     The Office Properties are Class A suburban office buildings and are well-located, well-maintained and professionally managed. In addition, these properties are modern with high finishes and achieve among the highest rent, occupancy and tenant retention rates within their sub-markets. Thirty-seven of the 58 office properties are located in the following eight planned office parks: the 23 acre North Shore Atrium, the 32 acre Huntington Melville Corporate Center, the 50 acre Nassau West Corporate Center, the 29 acre Tarrytown Corporate Center, the seven acre Landmark Square, the 32 acre Executive Hill Office Park the 76 acre Royal Executive Park and the 11 acre University Square. The buildings in these office parks offer a full array of amenities including health clubs, racquetball courts, sun decks, restaurants, computer controlled HVAC access systems and conference centers. Management believes that the location, quality of construction and amenities as well as Reckson's reputation for providing a high level of tenant service have enabled Reckson to attract and retain a national tenant base. The office tenants include national service companies, such as "Big Six" accounting firms, securities brokerage houses, insurance companies and health care providers.

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

     The Westchester Properties, the Southern Connecticut Properties and the New Jersey Properties are also leased to national tenants, as well as to local tenants. Leases are typically for terms ranging from five to ten years and require (i) payment of Base Rent, (ii) payment of a base electrical charge,
(iii) payment of real estate tax escalations over a base year, (iv) payment of periodic fixed increases in Base Rent, (v) payment of operating expense escalations over a base year, and (vi) payment of electric escalations over a base year. In virtually all leases, the landlord is responsible for structural repairs. Renewal provisions typically provide for renewal rates at market rate or a percentage thereof, provided that such rates are not less than the most recent renewal rates.

     The following table sets forth certain information as of December 31, 1997 for each of the Office Properties.
                                                      Ownership
                                                      Interest
                                                      (Ground
                                         Company's    Lease                     Land         Number
                                         Percentage   Expiration   Year         Area         of
Property                                 Ownership    Date) <F1>   Constructed  (Acres)      Floors
------------------------------------   -----------  -----------  -----------  -----------  -----------
Office Properties:
Huntington Melville Corporate Center,
  Melville, NY
                                                      Leasehold
395 North Service Rd                          100%       (2081)         1988          7.5            4
200 Broadhollow Rd.                           100%          Fee         1981          4.6            4
48 South Service Rd.                          100%          Fee         1986          7.3            4
35 Pinelawn Rd                                100%          Fee         1980          6.0            2
275 Broadhollow Rd                            100%          Fee         1970          5.8            4
1305 Old Walt Whitman Rd <F3>                 100%          Fee         1950         18.1            3
                                                                               -----------
Total-Huntington Melville
Corporate Center <F4>                                                                49.3
                                                                               ===========
North Shore Atrium,
  Syosset, NY

6800 Jericho Turnpike
  (North Shore Atrium I)                      100%          Fee         1977         13.0            2
6900 Jericho Turnpike
  (North Shore Atrium II)                     100%          Fee         1982          5.0            4
                                                                               -----------
 Total-North Shore Atrium                                                            18.0
                                                                               ===========
Nassau West Corporate Center,
  Mitchel Field, NY

50 Charles Lindbergh Blvd.                            Leasehold
  (Nassau West Corporate Center II)           100%       (2082)         1984          9.1            6
60 Charles Lindbergh Blvd.                            Leasehold
  (Nassau West Corporate Center I)            100%       (2082)         1989          7.8            2
                                                      Leasehold
333 Earl Ovington Blvd. (The Omni)             60%       (2088)         1991         30.6           10
                                                      Leasehold
90 Merrick Rd.                                100%       (2084)         1985         13.2            9
                                                                               -----------
Total-Nassau West Corporate Center                                                   60.7
                                                                               ===========
Tarrytown Corp. Center
  Tarrytown, NY

505 White Plains Road                         100%          Fee         1974          1.4            2
520 White Plains Road                          60%      Fee<F6>         1981          6.8            6
555 White Plains Road                         100%          Fee         1972          4.2            5
560 White Plains Road                         100%          Fee         1980          4.2            6
580 White Plains Road                         100%          Fee         1977          6.1            6
660 White Plains Road                         100%          Fee         1983         10.9            6
                                                                               -----------
Total-Tarrytown Corporate Center                                                     33.4
                                                                               ===========
Royal Executive Park,
  Rye Brook, NY

1 International Dr.                           100%          Fee         1983          N/A            3
2 International Dr.                           100%          Fee         1983          N/A            3
3 International Dr.                           100%          Fee         1983          N/A            3
4 International Dr.                           100%          Fee         1986          N/A            3
5 International Dr.                           100%          Fee         1986          N/A            3
6 International Dr.                           100%          Fee         1986          N/A            3
                                                                               -----------
Total- Royal Executive Park                                                          44.4
                                                                               ===========
Landmark Square,
  Stamford, CT

One Landmark Square                           100%          Fee         1973          N/A           22
Two Landmark Square                           100%          Fee         1976          N/A            3
Three Landmark Square                         100%          Fee         1978          N/A            6
Four Landmark Square                          100%          Fee         1977          N/A            5
Five Landmark Square                          100%          Fee         1976          N/A            3
Six Landmark Square                           100%          Fee         1984          N/A           10
                                                                               -----------
 Total - Landmark Square                                                              7.2
                                                                               ===========
Stand-alone Long Island
Office Properties

400 Garden City Plaza
  Garden City, NY                             100%          Fee         1989          5.7            5
88 Duryea Rd.
  Melville, NY                                100%          Fee         1986          1.5            2
310 East Shore Rd.
  Great Neck, NY                              100%          Fee         1981          1.5            4
333 East Shore Rd.                                    Leasehold
  Great Neck, NY                              100%       (2030)         1976          1.5            2
520 Broadhollow Rd.
  Melville, NY                                100%          Fee         1978          7.0            1
1660 Walt Whitman Rd.
  Melville, NY                                100%          Fee         1980          6.5            1
125 Baylis Rd.
  Melville, NY                                100%          Fee         1980          8.2            2
150 Motor Parkway,
  Hauppauge, NY                               100%          Fee         1984         11.3            4
                                                                               -----------
Total-Stand-alone Long Island
Office Properties                                                                    43.2
                                                                               ===========
Stand-alone Westchester
Office Properties

155 White Plains Road,
  Tarrytown, NY                               100%          Fee         1963         13.2            2
235 Main Street,
  White Plains, NY                            100%          Fee      1974<F5>         0.4            6
245 Main Street,
  White Plains, NY                            100%          Fee         1983          0.4            6
2 Church Street,
  Ossining, NY                                100%          Fee         1979          1.1            2
120 White Plains Rd.,
  Tarrytown, NY                               100%          Fee         1984          9.7            6
80 Grasslands
  Elmsford, NY                                100%          Fee         1989          4.9            3
360 Hamilton Avenue,
  White Plains, NY <F3>                        50%          Fee         1977          1.5           12
                                                                               -----------
Total Stand-alone Westchester
Office Properties<F4>                                                                31.2
                                                                               ===========
Executive Hill Office Park
   West Orange, NJ

100 Executive Drive                           100%          Fee         1978         10.1            3
200 Executive Drive                           100%          Fee         1980          8.2            4
300 Executive Drive                           100%          Fee         1984          8.7            4
10 Rooney Circle                              100%          Fee         1971          5.2            3
                                                                               -----------
Total-Executive Hill Office Park                                                     32.2
                                                                               ===========
University Square,
  Princeton, NJ

100 Campus Dr.                                100%          Fee         1987          N/A            1
104 Campus Dr.                                100%          Fee         1987          N/A            1
115 Campus Dr.                                100%          Fee         1987          N/A            1
                                                                               -----------
Total University Square                                                              11.0
                                                                               ===========
Stand-alone New Jersey Properties

1 Paragon Drive
  Montvale, NJ                                100%          Fee         1980           11            2
101 West John F Kennedy Pkwy,
  Short Hills, NJ                             100%          Fee         1981            9            6
101 East John F, Kennedy Pkwy,
  Short Hills, NJ                             100%          Fee         1981            6            4
One Eagle Rock,
  Hanover, NJ                                 100%          Fee         1986         10.4            3
3 University Plaza,
  Hackensack, NJ                              100%          Fee         1985         10.6            6
1255 Broad Street,
  Clifton, NJ<F3>                             100%          Fee         1968         11.1            2
                                                                               -----------
Total Stand-alone New Jersey
Properties <F4>                                                                      58.1
                                                                               ===========
Total-Office Properties <F4>                                                        388.7
                                                                               ===========

See next table for footnotes.

                                                                                  Annual       Number
                                         Rentable                  Annual         Base Rent    of
                                         Square       Percent      Base Rent      Per Leased   Tenant
Property                                 Feet         Leased       <F2>           Sq. Ft.      Leases
                                        -----------  -----------  -------------  -----------  -----------
Office Properties:
Huntington Melville Corporate Center,
  Melville, NY

395 North Service Rd                       187,393       100.0%   $  4,503,308   $    24.03            6
200 Broadhollow Rd.                         67,432        66.1%   $  1,011,703   $    22.69           10
48 South Service Rd.                       125,372        79.3%   $  1,917,281   $    19.27            6
35 Pinelawn Rd                             105,241        96.3%   $  1,977,718   $    19.51           29
275 Broadhollow Rd                         124,441        96.2%   $  2,489,324   $    20.79           22
1305 Old Walt Whitman Rd <F3>              167,400          ---   $        ---   $      ---          ---
                                        -----------               -------------               -----------
Total-Huntington Melville
Corporate Center <F4>                      777,279        90.6%   $ 11,899,334   $    21.53           73
                                        ===========               =============               ===========
North Shore Atrium,
  Syosset, NY

6800 Jericho Turnpike
  (North Shore Atrium I)                   209,028        84.5%   $  3,065,600   $    17.36           36
6900 Jericho Turnpike
  (North Shore Atrium II)                  101,036        54.2%   $  1,105,410   $    20.19            8
                                        -----------               -------------               -----------
 Total-North Shore Atrium                  310,064        74.6%   $  4,171,010   $    18.03           44
                                        ===========               =============               ===========
Nassau West Corporate Center,
  Mitchel Field, NY

50 Charles Lindbergh Blvd.
  (Nassau West Corporate Center II)        211,845        90.1%   $  4,159,313   $    21.78           21
60 Charles Lindbergh Blvd.
  (Nassau West Corporate Center I)         186,889       100.0%   $  3,690,130   $    19.71            8

333 Earl Ovington Blvd. (The Omni)         575,000        91.4%   $ 14,878,749   $    28.31           27

90 Merrick Rd.                             221,839        72.2%   $  3,200,818   $    19.97           20
                                        -----------               -------------               -----------
Total-Nassau West Corporate Center       1,195,573        89.0%   $ 25,929,010   $    24.37           76
                                        ===========               =============               ===========
Tarrytown Corp. Center
  Tarrytown, NY

505 White Plains Road                       26,468        96.2%   $    473,430   $    18.59           18
520 White Plains Road                      171,761       100.0%   $  3,192,362   $    18.59            1
555 White Plains Road                      121,585        96.8%   $  1,802,001   $    15.31            8
560 White Plains Road                      126,471       100.0%   $  2,378,519   $    18.61           19
580 White Plains Road                      170,726        97.5%   $  2,775,832   $    16.67           23
660 White Plains Road                      258,715        98.9%   $  4,802,073   $    18.76           52
                                        -----------               -------------               -----------
Total-Tarrytown Corporate Center           875,726        98.8%   $ 15,424,217   $    17.83          121
                                        ===========               =============               ===========
Royal Executive Park,
  Rye Brook, NY

1 International Dr.                         90,000       100.0%   $  1,125,000   $    12.50            1
2 International Dr.                         90,000       100.0%   $  1,125,000   $    12.50            1
3 International Dr.                         91,174        93.3%   $  1,553,377   $    18.27            5
4 International Dr.                         86,694        95.6%   $  1,790,042   $    21.60            9
5 International Dr.                         90,000       100.0%   $  2,416,500   $    26.85            1
6 International Dr.                         94,016        98.0%   $  1,391,926   $    15.11            7
                                        -----------               -------------               -----------
Total- Royal Executive Park                541,884        97.8%   $  9,401,845   $    17.74           24
                                        ===========               =============               ===========
Landmark Square,
  Stamford, CT

One Landmark Square                        296,716        84.4%   $  5,229,935   $    20.87           58
Two Landmark Square                         39,701        81.8%   $    701,190   $    21.58            9
Three Landmark Square                      128,286        79.7%   $  2,432,326   $    23.79           18
Four Landmark Square                       104,446        96.4%   $  1,827,791   $    18.14           18
Five Landmark Square                        57,273        87.7%   $    175,000   $     3.48            1
Six Landmark Square                        171,899        94.6%   $  3,633,757   $    22.35            8
                                        -----------               -------------               -----------
 Total - Landmark Square                   798,321        87.5%   $ 13,999,999   $    20.04          112
                                        ===========               =============               ===========
Stand-alone Long Island
Office Properties

400 Garden City Plaza
  Garden City, NY                          176,073        95.3%   $  3,491,953   $    20.82           23
88 Duryea Rd.
  Melville, NY                              25,061        79.6%   $    308,404   $    15.46            3
310 East Shore Rd.
  Great Neck, NY                            50,000       100.0%   $  1,148,590   $    22.92           21
333 East Shore Rd.
  Great Neck, NY                            17,715        99.6%   $    434,960   $    24.64            9
520 Broadhollow Rd.
  Melville, NY                              83,176       100.0%   $  1,514,193   $    18.20            5
1660 Walt Whitman Rd.
  Melville, NY                              73,115        99.7%   $  1,224,483   $    16.79            5
125 Baylis Rd.
  Melville, NY                              98,329        88.8%   $  1,183,658   $    13.56           10
150 Motor Parkway,
  Hauppauge, NY                            191,447        70.4%   $  2,310,756   $    17.14           19
                                        -----------               -------------               -----------
Total-Stand-alone Long Island
Office Properties                          714,916        88.6%   $ 11,616,997   $    18.33           95
                                        ===========               =============               ===========
Stand-alone Westchester Properties

155 White Plains Road,
  Tarrytown, NY                             60,909        90.6%   $  1,021,179   $    18.50            5
235 Main Street,
  White Plains, NY                          83,237        79.0%   $  1,156,248   $    17.58           23
245 Main Street,
  White Plains, NY                          73,543        87.3%   $  1,298,363   $    20.22           15
2 Church Street,
  Ossining, NY                              24,250        60.6%   $    214,463   $    14.59            4
120 White Plains Rd.,
  Tarrytown, NY                            203,000        99.4%   $  4,388,428   $    22.33           11
80 Grasslands
  Elmsford, NY                              85,104        93.4%   $  1,509,382   $    18.99            6
360 Hamilton Avenue,
  White Plains, NY <F3>                    365,000          ---   $        ---   $      ---          ---
                                        -----------               -------------               -----------
Total Stand-alone Westchester
Office Properties<F4>                      895,043        90.7%   $  9,588,063   $    20.14           64
                                        ===========               =============               ===========
Executive Hill Office Park
   West Orange, NJ

100 Executive Drive                         92,872       100.0%   $  1,700,804   $    18.31           12
200 Executive Drive                        102,630        88.9%   $  1,760,392   $    19.29           16
300 Executive Drive                        126,196        99.0%   $  2,532,643   $    20.28           12
10 Rooney Circle                            69,684       100.0%   $  1,406,904   $    20.19            2
                                        -----------               -------------               -----------
Total-Executive Hill Office Park           391,382        96.8%   $  7,400,743   $    19.53           42
                                        ===========               =============               ===========
University Square,
  Princeton, NJ

100 Campus Dr.                              27,350       100.0%   $    339,125   $    12.40            2
104 Campus Dr.                              70,155       100.0%   $  1,140,019   $    16.25            1
115 Campus Dr.                              33,600       100.0%   $    602,144   $    17.92            2
                                        -----------               -------------               -----------
Total University Square                    131,105       100.0%   $  2,081,288   $    15.87            5
                                        ===========               =============               ===========
Stand-alone New Jersey Properties

1 Paragon Drive
  Montvale, NJ                             104,599        95.6%   $  1,138,187   $    11.38           12
101 West John F Kennedy Pkwy,
  Short Hills, NJ                          185,233       100.0%   $  2,963,728   $    16.00            1
101 East John F, Kennedy Pkwy,
  Short Hills, NJ                          122,841       100.0%   $  1,965,456   $    16.00            1
One Eagle Rock,
  Hanover, NJ                              140,000        96.8%   $    609,525   $     4.50            2
3 University Plaza,
  Hackensack, NJ                           216,403        97.9%   $  3,258,186   $    15.37           24
1255 Broad Street,
  Clifton, NJ<F3>                          180,000          ---   $         --   $       --           --
                                        -----------               -------------               -----------
Total Stand-alone New Jersey
Properties <F4>                            949,076        98.2%   $  9,935,082   $    13.15           40
                                        ===========               =============               ===========
Total-Office Properties <F4>             7,580,369        92.1%   $121,447,588   $    19.21          696
                                        ===========               =============               ===========

<F1>
Ground lease expirations assume exercise of renewal options by the lessee.
<F2>
Represents Base Rent of signed leases at December 31, 1997 adjusted for scheduled contractual increases during the 12 months ending December 31, 1998. Total Base Rent for these purposes reflects the effect of any lease expirations that occur during the 12-month period ending December 31, 1998. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.
<F3>
Property is currently under redevelopment.
<F4>
Percent leases excludes properties under development.
<F5>
Year renovated.
<F6>
The actual fee interest in 520 White Plains Road is held by the County of Westchester Industrial Development Agency. The fee interest in 520 White Plains Road may be acquired if the outstanding principal under certain loan agreements and annual basic installments are prepaid in full.

Industrial Properties

  General. As of December 31, 1997, the Company owned or had an interest in 95 Industrial Properties that encompass approximately 6.0 million rentable square feet. All but six of the Industrial Properties are located on Long Island. As of December 31, 1997, the Industrial Properties were approximately 94% leased to 230 tenants. Many of the Industrial Properties have been constructed with high ceiling heights (i.e., above 18 feet), upscale office building facades, parking in excess of zoning requirements, drive-in and/or loading dock facilities, and other features which permit them to be leased for industrial and/or office purposes.

  The Industrial Properties are leased to national tenants as well as to local companies. These tenants utilize the Industrial Properties for distribution, warehousing, research and development and light manufacturing/assembly activities. Leases on the Industrial Properties are typically written for terms ranging from three to seven years and require (i) payment of a Base Rent, (ii) payments of real estate tax escalations over a base year, (iii) payments of compounded annual increases to Base Rent and (iv) reimbursement of all operating expenses. Electric costs are borne and paid directly by the tenant. Certain leases are "triple net" (i.e., the tenant is required to pay in addition to annual Base Rent, all operating expenses and real estate taxes). In virtually all leases, the landlord is responsible for structural repairs. Renewal provisions typically provide for renewal rents at market rates, provided that such rates are not less than the most recent rental rates.

  Approximately 58% of the Industrial Properties measured by square footage, are located in three large scale planned industrial parks that were developed by Reckson. They are (i) Vanderbilt Industrial Park, a 400-acre industrial park containing 50 buildings with approximately 3.6 million square feet.(ii) Airport International Plaza a 200-acre industrial park containing 32 buildings with approximately 1.4 million square feet, and (iii) County Line Industrial Center, a 28-acre industrial park containing six buildings and approximately one million square feet.

  In addition to its industrial parks, as of December 31, 1997, the Company owned 27 standalone Industrial Properties. As of December 31, 1997, these Properties were approximately 94% leased to 54 tenants. Included in the 27 standalone Industrial Properties are 21 Properties located on Long Island encompassing approximately 1.6 million square feet, of which 32% are located in Farmingdale, 13% are located in Islip/Islandia, 13% are located in Melville and 12% are located in Hauppauge.

  The following table sets forth certain information as of December 31, 1997 for each of the Industrial Properties.
                                                         Ownership                                                       Percentage
                                                         Interest                                                        Office/
                                                         (Ground                                                         Research
                                      Company's       Lease                           Land            Clearance       and
                                      Percentage      Expiration      Year            Area            Height          Development
Property                              Ownership       Date)           Constructed     (Acres)         (Feet)<F1>      Finish
                                     --------------  --------------  --------------  --------------  --------------  --------------
Industrial Properties:

Vanderbilt Industrial Park,
  Hauppauge, NY

360 Vanderbilt Motor Parkway                  100%         Fee                1967             4.2              16             62%
410 Vanderbilt Motor Parkway                  100%         Fee                1965             3.0              15              7%
595 Old Willets Path                          100%         Fee                1968             3.5              14             14%
611 Old Willets Path                          100%         Fee                1963             3.0              14             11%
631/641 Old Willets Path                      100%         Fee                1965             1.9              14             31%
651/661 Old Willets Path                      100%         Fee                1966             2.0              14             45%
681 Old Willets Path                          100%         Fee                1961             1.3              14             10%
740 Old Willets Path                          100%         Fee                1965             3.5              14              5%
325 Rabro Dr.                                 100%         Fee                1967             2.7              14             10%
250 Kennedy Dr.                               100%         Fee                1979             7.0              16              9%
90 Plant Ave.                                 100%         Fee                1972             4.3              16             13%
110 Plant Ave.                                100%         Fee                1974             6.8              18              8%
55 Engineers Rd.                              100%         Fee                1968             3.0              18              8%
65 Engineers Rd.                              100%         Fee                1969             1.8              22             10%
85 Engineers Rd.                              100%         Fee                1968             2.3              18              5%
100 Engineers Rd.                             100%         Fee                1968             5.0              14             11%
150 Engineers Rd.                             100%         Fee                1969             6.8              22             11%
20 Oser Ave.                                  100%         Fee                1979             5.0              16             18%
30 Oser Ave.                                  100%         Fee                1978             4.4              16             21%
40 Oser Ave.                                  100%         Fee                1974             3.1              16             33%
50 Oser Ave.                                  100%         Fee                1975             4.1              21             15%
60 Oser Ave.                                  100%         Fee                1975             3.3              21             19%
63 Oser Ave.                                  100%         Fee                1974             1.2              20              9%
65 Oser Ave.                                  100%         Fee                1975             1.2              18             10%
73 Oser Ave.                                  100%         Fee                1974             1.2              20             15%
80 Oser Ave.                                  100%         Fee                1974             1.1              18             25%
85 Nicon Ct.                                  100%         Fee                1978             6.1              30             10%
90 Oser Ave.                                  100%         Fee                1973             1.1              16             26%
104 Parkway Dr.                               100%         Fee                1985             1.8              15             50%
110 Ricefield Ln.                             100%         Fee                1980             2.0              15             25%
120 Ricefield Ln.                             100%         Fee                1983             2.0              15             24%
125 Ricefield Ln.                             100%         Fee                1973             2.0              14             20%
135 Ricefield Ln.                             100%         Fee                1981             2.1              15             10%
85 Adams Dr.                                  100%         Fee                1980             1.8              15             90%
395 Oser Ave                                  100%         Fee                1980             6.1              14            100%
                                                         Leasehold
185 Oser Ave                                  100%          (1999)            1974             2.0              18             40%
25 Davids Dr.                                 100%         Fee                1975             3.2              20             90%
45 Adams Ave                                  100%         Fee                1979             2.1              18             90%
225 Oser Ave                                  100%         Fee                1977             1.2              14             80%
180 Oser Ave                                  100%         Fee                1978             3.4              16             35%
360 Oser Ave                                  100%         Fee                1981             1.3              18             35%
400 Oser Ave                                  100%         Fee                1982             9.5              16             30%
375 Oser Ave                                  100%         Fee                1981             1.2              18             40%
425 Rabro                                     100%         Fee                1980             4.0              16             25%
390 Motor Parkway                             100%         Fee                1980            10.0              14              4%
600 Old Willets Path<F3>                      100%         Fee                1965             4.5              14             25%
400 Moreland Road<F3>                         100%         Fee                1967             6.3              17             10%
                                                                                     --------------
Total Vanderbilt Industrial Park<F4>                                                         160.4
                                                                                     ==============
Airport International Plaza,
  Islip, NY

20 Orville Dr.                                100%         Fee                1978             1.0              16             50%
25 Orville Dr.                                100%         Fee                1970             2.2              16            100%
50 Orville Dr.                                100%         Fee                1976             1.6              15             20%
65 Orville Dr.                                100%         Fee                1971             2.2              14             13%
70 Orville Dr.                                100%         Fee                1975             2.3              22              7%
80 Orville Dr.                                100%         Fee                1988             6.5              16             21%
85 Orville Dr.                                100%         Fee                1974             1.9              14             20%
95 Orville Dr.                                100%         Fee                1974             1.8              14             10%
110 Orville Dr.                               100%         Fee                1979             6.4              24             15%
180 Orville Dr.                               100%         Fee                1982             2.3              16             18%
1101 Lakeland Ave.                            100%         Fee                1983             4.9              20              8%
1385 Lakeland Ave.                            100%         Fee                1973             2.4              16             18%
125 Wilbur Place                              100%         Fee                1977             4.0              16             31%
140 Wilbur Place                              100%         Fee                1973             3.1              20             37%
160 Wilbur Place                              100%         Fee                1978             3.9              16             30%
170 Wilbur Place                              100%         Fee                1979             4.9              16             28%
4040 Veterans Highway                         100%         Fee                1972             1.0              14            100%
                                                                                    --------------
Total Airport International Plaza                                                             52.4
                                                                                     ==============
County Line Industrial Center,
  Melville, NY

5 Hub Dr.                                     100%         Fee                1979             6.9              20             20%
10 Hub Dr.                                    100%         Fee                1975             6.6              20             15%
30 Hub Drive                                  100%         Fee                1976             5.1              20             18%
265 Spagnoli Rd.                              100%         Fee                1978             6.0              20             28%
                                                                                     --------------
Total County Line Industrial Center                                                           24.6
                                                                                     ==============
Standalone Long Island
  Industrial Properties

32 Windsor Pl.,
  Islip, NY                                   100%         Fee                1971             2.5              18             10%
42 Windsor Pl.,
  Islip, NY                                   100%         Fee                1972             2.4              18              8%
208 Blydenburgh Rd.,
  Islandia, NY                                100%         Fee                1969             2.4              14             17%
210 Blydenburgh Rd.,
  Islandia, NY                                100%         Fee                1969             1.2              14             16%
71 Hoffman Ln.,
  Islandia, NY                                100%         Fee                1970             5.8              16             10%
135 Fell Ct.,
  Islip, NY                                   100%         Fee                1965             3.2              16             20%
                                                                                     --------------
Subtotal Islip/Islandia                                                                       17.5             ---             ---
                                                                                     --------------
 70 Schmitt Boulevard,
  Farmingdale, NY                             100%         Fee                1975             4.4              18             10%
105 Price Parkway,
  Farmingdale, NY                             100%         Fee                1969            12.0              26            8.5%
110 BI County Blvd.,
  Farmingdale, NY                             100%         Fee                1984             9.5              19             45%
                                                                                     --------------
Subtotal Farmingdale                                                                          25.9             ---             ---
                                                                                     --------------
 70 Maxess Road,
  Melville, NY                                100%         Fee                1969             9.3              15             38%
20 Melville Road ,
  Melville, NY                                100%         Fee                1965             4.0              23             66%
65 Marcus Dr.,
  Melville, NY                                100%         Fee                1968             5.0              16             50%
                                                                                     --------------
Subtotal Melville                                                                             18.3             ---             ---
                                                                                     --------------
300 Motor Parkway,
  Hauppauge, NY                               100%         Fee                1979             4.2              14            100%
1516 Motor Parkway,
  Hauppauge, NY                               100%         Fee                1981             7.9              24              5%
                                                                                     --------------
Subtotal Hauppauge                                                                            12.1             ---             ---
                                                                                     --------------
933 Motor Parkway,
  Smithtown, NY                               100%         Fee                1973             5.6              20             26%
65 S. Service Rd. ,
  Plainview, NY<F5>                           100%         Fee                1961             1.6              14             10%
85 S. Service Rd.,
  Plainview, NY                               100%         Fee                1961             1.6              14             60%
19 Nicholas Drive,
  Yaphank, NY <F6>                            100%         Fee                1989            29.6              24              5%
48 Harbor Park Dr.,
  Port Washington, NY                         100%         Fee                1976             2.7              16            100%
110 Marcus Drive,
  Huntington, NY                              100%         Fee                1980             6.1              20             39%
100 Andrews,
  Hicksville, NY                              100%         Fee                1954            11.7              25             12%
                                                                                     --------------
Total Standalone Long Island
Industrial Properties                                                                        132.7
                                                                                     ==============
Standalone Westchester Industrial
  Properties

100 Grasslands Rd.,
  Elmsford, NY                                100%         Fee                1964             3.6              16            100%
2 Macy Rd.,
  Harrison, NY                                100%         Fee                1962             5.7              16            100%
500 Saw Mill Rd.,
  Elmsford, NY                                100%         Fee                1968             7.3              22             17%
                                                                                     --------------
Total Standalone Westchester
Industrial Properties                                                                         16.6
                                                                                     ==============
Standalone New Jersey Industrial
  Properties

40 Cragwood Rd,
  South Plainfield, NJ                        100%         Fee                1965            13.5              16             49%
492 River Rd,
  Nutley, NJ <F3>                             100%         Fee                1952            17.3              13            100%
                                                                                     --------------
Total New Jersey Standalone
Industrial Properties<F4>                                                                     30.8
                                                                                     ==============
Standalone Connecticut
  Industrial Property

710 Bridgeport
  Shelton, CT                                 100%         Fee           1971-1979            36.1              22             30%
                                                                                     --------------
Total Connecticut Standalone
Industrial Property                                                                           36.1
                                                                                     ==============
Total Industrial Properties <F4>                                                             453.6
                                                                                     ==============

See footnotes in following table.


                                                                                         Annual          Number
                                         Rentable                        Annual          Base Rent       of
                                         Square          Percent         Base  Rent      Per Leased      Tenant
Property                                 Feet            Leased          <F2><F3>        Sq. Ft.         Leases
                                        --------------  --------------  --------------  --------------  -------------
Industrial Properties:

Vanderbilt Industrial  Park,
  Hauppauge, NY

360 Vanderbilt Motor Parkway                   54,000          100.0%   $      35,910   $        0.67              1
410 Vanderbilt Motor Parkway                   41,784          100.0%   $     192,246   $        4.60              4
595 Old Willets Path                           31,670          100.0%   $     144,433   $        4.56              4
611 Old Willets Path                           20,000          100.0%   $     137,698   $        6.88              2
631/641 Old Willets Path                       25,000           56.0%   $      91,877   $        6.56              2
651/661 Old Willets Path                       25,000          100.0%   $     141,431   $        5.66              7
681 Old Willets Path                           15,000          100.0%   $      12,594   $        0.84              1
740 Old Willets Path                           30,000          100.0%   $      29,676   $        0.99              1
325 Rabro Dr.                                  35,000          100.0%   $     193,078   $        5.44              2
250 Kennedy Dr.                               127,980          100.0%   $     379,894   $        2.97              1
90 Plant Ave.                                  75,000          100.0%   $     193,035   $        2.57              3
110 Plant Ave.                                125,000          100.0%   $     517,087   $        4.14              1
55 Engineers Rd.                               36,000          100.0%   $     290,916   $        8.08              1
65 Engineers Rd.                               23,000          100.0%   $     126,417   $        5.50              1
85 Engineers Rd.                               40,800          100.0%   $     198,984   $        4.88              2
100 Engineers Rd.                              88,000          100.0%   $     353,088   $        4.01              1
150 Engineers Rd.                             135,000          100.0%   $     232,505   $        1.72              1
20 Oser Ave.                                   42,000          98.65%   $     323,107   $        7.80              2
30 Oser Ave.                                   42,000          100.0%   $     307,347   $        7.32              5
40 Oser Ave.                                   59,800          100.0%   $     310,555   $        5.18             13
50 Oser Ave.                                   60,000          100.0%   $     240,000   $        4.00              1
60 Oser Ave.                                   48,000          100.0%   $     192,000   $        4.00              1
63 Oser Ave.                                   22,000          100.0%   $     104,676   $        4.76              1
65 Oser Ave.                                   20,000          100.0%   $     113,628   $        5.68              1
73 Oser Ave.                                   20,000          100.0%   $      12,951   $        0.65              1
80 Oser Ave.                                   19,500          100.0%   $      62,114   $        3.19              1
85 Nicon Ct.                                  104,000          100.0%   $     472,626   $        4.54              1
90 Oser Ave.                                   37,500          100.0%   $     120,381   $        3.21              1
104 Parkway Dr.                                27,600          100.0%   $      91,000   $        3.30              1
110 Ricefield Ln.                              32,264          100.0%   $     149,921   $        4.65              1
120 Ricefield Ln.                              33,060          100.0%   $     160,000   $        4.84              1
125 Ricefield Ln.                              30,495          100.0%   $     187,299   $        6.14              1
135 Ricefield Ln.                              32,340          100.0%   $     193,164   $        5.97              1
85 Adams Dr.                                   20,000           100.0%  $     260,000   $       13.00              1
395 Oser Ave                                   50,000           100.0%  $     400,000   $        8.00              1

185 Oser Ave                                   30,000           100.0%  $      13,750   $        0.46              1
25 Davids Dr.                                  40,000           100.0%  $     293,495   $        7.34              1
45 Adams Ave                                   28,000           100.0%  $     147,525   $        5.27              1
225 Oser Ave                                   10,000           100.0%  $      66,250   $        6.62              2
180 Oser Ave                                   61,868           76.2%   $     298,120   $        6.33              9
360 Oser Ave                                   23,000           100.0%  $     128,800   $        5.60              1
400 Oser Ave                                  164,936            76.5%  $     758,761   $        6.02             23
375 Oser Ave                                   20,000           100.0%  $     137,250   $        6.86              1
425 Rabro                                      65,641           100.0%  $     577,940   $        8.80              1
390 Motor Parkway                             181,155           45.5%   $     300,947   $        3.65              2
600 Old Willets Path<F3>                       69,627             ---   $         ---   $         ---              0
400 Moreland Road<F3>                          56,875             ---   $         ---   $         ---            ---
                                        --------------                  --------------                  -------------
Total Vanderbilt Industrial Park<F4>        2,379,895           92.8%   $   9,694,476   $        4.64            112
                                        ==============                  ==============                  =============
Airport International Plaza,
  Islip, NY

20 Orville Dr.                                 12,852          100.0%   $      96,697   $        7.52              1
25 Orville Dr.                                 32,300          100.0%   $     445,550   $       13.24              2
50 Orville Dr.                                 28,000           50.0%   $     129,099   $        9.22              1
65 Orville Dr.                                 32,000          100.0%   $     158,524   $        4.95              2
70 Orville Dr.                                 41,508          100.0%   $     219,020   $        5.28              2
80 Orville Dr.                                 92,544          100.0%   $     643,027   $        6.95              9
85 Orville Dr.                                 25,000          100.0%   $           0   $        0.00              0
95 Orville Dr.                                 25,000          100.0%   $     125,750   $        5.03              1
110 Orville Dr.                               110,000          100.0%   $     629,933   $        5.73              1
180 Orville Dr.                                37,612          100.0%   $     214,228   $        5.70              2
1101 Lakeland Ave.                             90,411          100.0%   $     573,999   $        6.35              1
1385 Lakeland Ave.                             35,000          100.0%   $     171,574   $        4.90              3
125 Wilbur Place                               62,686           76.2%   $     232,168   $        4.86             10
140 Wilbur Place                               48,500          100.0%   $     270,377   $        5.57              2
160 Wilbur Place                               62,710          100.0%   $     263,986   $        4.21              6
170 Wilbur Place                               72,062           96.5%   $     350,222   $        5.03              8
4040 Veterans Highway                           2,800          100.0%   $      54,061   $       19.31              1
                                        --------------                  --------------                  -------------
Total Airport International Plaza             810,985           93.2%   $   4,578,215   $        6.06             52
                                        ==============                  ==============                  =============
County Line Industrial Center,
  Melville, NY

5 Hub Dr.                                      88,001          100.0%   $     479,106   $        5.44              2
10 Hub Dr.                                     95,546          100.0%   $     545,612   $        5.71              5
30 Hub Drive                                   73,127          100.0%   $     374,454   $        5.12              2
265 Spagnoli Rd.                               85,500          100.0%   $     585,012   $        6.84              3
                                        --------------                  --------------                  -------------
Total County Line Industrial Center           342,174          100.0%   $   1,984,184   $        5.80             12
                                        ==============                  ==============                  =============
Standalone Long Island
  Industrial Properties

32 Windsor Pl.,
  Islip, NY                                    43,000          100.0%   $     128,128   $        2.98              1
42 Windsor Pl.,
  Islip, NY                                    65,000          100.0%   $     221,963   $        3.41              1
208 Blydenburgh Rd.,
  Islandia, NY                                 24,000          100.0%   $      97,190   $        4.05              4
210 Blydenburgh Rd.,
  Islandia, NY                                 20,000          100.0%   $     102,183   $        5.11              2
71 Hoffman Ln.,
  Islandia, NY                                 30,400          100.0%   $     167,641   $        5.51              1
135 Fell Ct.,
  Islip, NY                                    30,000          100.0%   $     222,756   $        7.43              1
                                        --------------                  --------------                  -------------
Subtotal Islip/Islandia                       212,400          100.0%   $     939,861   $        4.43             10
                                        --------------                  --------------                  -------------
70 Schmitt Boulevard,
  Farmingdale, NY                              76,312          100.0%   $     893,860   $       11.71              1
105 Price Parkway,
  Farmingdale, NY                             297,000          100.0%   $   1,308,808   $        4.41              1
110 BI County Blvd.,
  Farmingdale, NY                             147,303            88.2%  $   1,199,857   $        9.24             13
                                        --------------                  --------------                  -------------
Subtotal Farmingdale                          520,615           96.7%   $   3,402,525   $        6.76             15
                                        --------------                  --------------                  -------------
70 Maxess Road,
  Melville, NY                                 78,000          100.0%   $     622,578   $        7.98              1
20 Melville Road ,
  Melville, NY                                 67,922          100.0%   $     370,650   $        5.46              1
65 Marcus Dr.,
  Melville, NY                                 60,000           100.0%  $     546,075   $        9.10              1
                                        --------------                  --------------                  -------------
Subtotal Melville                             205,922          100.0%   $   1,539,303   $        7.48              3
                                        --------------                  --------------                  -------------
300 Motor Parkway,
  Hauppauge, NY                                55,942           82.4%   $     750,016   $       16.26             10
1516 Motor Parkway,
  Hauppauge, NY                               140,000          100.0%   $     837,200   $        5.98              1
                                        --------------                  --------------                  -------------
Subtotal Hauppauge                            195,942           95.0%   $   1,587,216   $        8.53             11
                                        --------------                  --------------                  -------------
933 Motor Parkway,
  Smithtown, NY                                48,000          100.0%   $     321,884   $        6.71              1
65 S. Service Rd. ,
  Plainview, NY<F5>                            10,000          100.0%   $      65,498   $        6.55              1
85 S. Service Rd.,
  Plainview, NY                                20,000          100.0%   $     128,280   $        6.41              2
19 Nicholas Drive,
  Yaphank, NY <F6>                            145,000          100.0%   $     907,726   $        6.26              1
48 Harbor Park Dr.,
  Port Washington, NY                          35,000          100.0%   $     653,987   $       18.69              1
110 Marcus Drive,
  Huntington, NY                               78,240          100.0%   $     596,903   $        7.63              1
100 Andrews,
  Hicksville, NY                              167,500            66.1%  $     645,539   $        5.83              1
                                        --------------                  --------------                  -------------
Total Standalone Long Island
Industrial Properties                       1,638,619            94.9%  $  10,788,722   $        6.94             47
                                        ==============                  ==============                  =============
Standalone Westchester Industrial
  Properties

100 Grasslands Rd.,
  Elmsford, NY                                 45,000            36.1%  $      82,999   $        5.10              1
2 Macy Rd.,
  Harrison, NY                                 26,000           100.0%  $     422,500   $       16.25              1
500 Saw Mill Rd.,
  Elmsford, NY                                 92,000           100.0%  $     772,800   $        8.40              1
                                        --------------                  --------------                  -------------
Total Standalone Westchester
Industrial Properties                         163,000           82.4%   $   1,278,299   $        9.52              3
                                        ==============                  ==============                  =============
Standalone New Jersey Industrial
  Properties

40 Cragwood Rd,
  South Plainfield, NJ                        135,000           74.0%   $   1,242,514   $       12.43              2
492 River Rd,
  Nutley, NJ <F3>                             128,000             ---   $         ---   $         ---            ---
                                        --------------                  --------------                  -------------
Total New Jersey Standalone
Industrial Properties<F4>                     263,000           74.0%   $   1,242,514   $       12.43              2
                                        ==============                  ==============                  =============
Standalone Connecticut
  Industrial Property

710 Bridgeport
  Shelton, CT                                 452,414          100.0%   $   2,849,007   $        6.30              2
                                        --------------                  --------------                  -------------
Total Connecticut Standalone
Industrial Property                           452,414          100.0%   $   2,849,007   $        6.30              2
                                        ==============                  ==============                  =============
Total Industrial Properties <F4>            6,050,087           93.7%   $  32,415,417   $        5.97            230
                                        ==============                  ==============                  =============

<F1>
Calculated as the difference from the lowest beam to floor.
<F2>
Represents Base Rent of signed leases at December 31, 1997 adjusted for scheduled contractual increases during the 12 months ending December 31, 1998. Total Base Rent for these purposes reflects the effect of any lease expirations that occur during the 12 month period ending December 31, 1998. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.
<F3>
Property under redevelopment.
<F4>
Percent leased excludes properties under redevelopment.
<F5>
A tenant has been granted an option exercisable after April 30, 1997 and prior to October 31, 2002 to purchase this property for $600,000.
<F6>
The actual fee interest in 19 Nicholas Drive is currently held by the Town of Brookhaven Industrial Development Agency. The Company may acquire such fee interest by making a nominal payment to the Town of Brookhaven Industrial Development Agency.

Retail Properties

     As of December 31, 1997, the Company owned two free-standing 10,000 square
foot retail properties.   The retail properties which are located in Great
Neck, New York and Huntington, New York were 100% leased as of December 31,
1997.

Developments in Progress

     As of December 31, 1997, the Company owned or had under contract approximately 847 acres of land in 17 separate parcels, 10 of which are located in Long Island, 2 of which are located in Westchester and 5 of which are
located in New Jersey.   The parcels have been zoned for potential industrial
and retail development. The Company plans to seek development opportunities as market conditions permit. The Company had invested approximately $29.3 million in land costs and approximately $25.2 million in additional development costs at December 31, 1997.

Historical Non-Incremental Revenue-Generating Capital Expenditures, Tenant Improvement Costs and Leasing Commissions

     The following table sets forth annual and per square foot recurring, non-incremental revenue-generating capital expenditures and non-incremental revenue-generating tenant improvement costs and leasing commissions incurred by the Company to retain revenues attributable to existing leased space for the period 1993 through 1997 for the Office Properties and the Industrial Properties. As noted, revenue-generating tenant improvement costs and leasing commissions are excluded from the table set forth immediately below. The historical capital expenditures, tenant improvement costs and leasing commissions set forth below are not necessarily indicative of future recurring, non-incremental revenue-generating capital expenditures or non-incremental revenue-generating tenant improvement costs and leasing commissions.

                                                         1993            1994            1995            1996            1997
                                                --------------  --------------  --------------  --------------  --------------
Capital Expenditures
  Long Island Office Properties
     Total                                      $     227,996   $     158,340   $     364,545   $     379,026   $   1,108,675
      Per square foot                                    0.15             0.1            0.19            0.13            0.22
  Industrial Properties
     Total                                      $     276,052   $     524,369   $     290,457   $     670,751   $     733,233
     Per square foot                                     0.09            0.18            0.08            0.18            0.15

Non-Incremental Revenue-Generating Tenant
Improvement Costs and Leasing Commissions

  Long Island Office Properties
     Annual Tenant Improvement Costs            $     406,602   $     902,312   $     452,057   $     523,574   $     784,044
     Per square foot improved                            1.93            5.13            4.44            4.28            7.00
     Annual Leasing Commissions                       670,736         341,253         144,925         119,047         415,822
     Per square foot leased                              3.18            1.94            1.42            0.97            4.83
     Total per square foot                      $        5.11   $        7.07   $        5.86   $        5.25   $       11.83
  Westchester Office Properties
     Annual Tenant Improvement Costs                      N/A             N/A             N/A   $     834,764   $   1,211,665
     Per square foot improved                             N/A             N/A             N/A            6.33            8.90
     Annual Leasing Commissions                           N/A             N/A             N/A         264,388         366,257
     Per square foot leased                               N/A             N/A             N/A            2.00            2.69
     Total per square foot                                N/A             N/A             N/A   $        8.33   $       11.59
  Landmark Square
     Annual Tenant Improvement Costs                      N/A             N/A             N/A   $      58,000   $   1,022,421
     Per square foot improved                             N/A             N/A             N/A           12.45           13.39
     Annual Leasing Commissions                           N/A             N/A             N/A               0         256,615
     Per square foot leased                               N/A             N/A             N/A            0.00            3.36
     Total per square foot                                N/A             N/A             N/A   $       12.45   $       16.75
  Industrial Properties
     Annual Tenant Improvement Costs            $     186,761   $     585,891   $     210,496   $     380,334   $     230,466
     Per square foot improved                            0.33            0.88            0.90            0.72            0.55
     Annual Leasing Commissions                       278,905         176,040         107,351         436,213          81,013
     Per square foot leased                              0.49            0.27            0.46            0.82            0.19
     Total per square foot                      $        0.82   $        1.15   $        1.36   $        1.54   $        0.74

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

     The Operating Partnership has been granted options, exercisable over a 10 year period that commenced upon closing of the IPO, to acquire each of the Reckson Option Properties and Reckson's ownership interest in the Other Option Properties at a purchase price equal to the lesser of (i) a fixed price (the "Fixed Price") and (ii) the Net Operating Income attributable to such Option Property during the 12 month period preceding exercise of the option by the Operating Partnership (multiplied by Reckson's percentage ownership interest in the case of the Other Option Properties) divided by a capitalization rate of 11.5%; provided that, in no event shall the purchase price be less than the outstanding balance of the mortgage debt encumbering the Option Property (multiplied by Reckson's percentage ownership interest in the case of the Other Option Properties) on the acquisition date. Net Operating Income is defined generally for these purposes as gross income minus annual operating costs. The portion of the purchase price not required to repay mortgage debt and other transaction costs incurred in connection with the sale of such Option Property shall be payable in Units. The fixed prices for 225 Broadhollow Road and 593 Acorn Street is $21,242,000 and $878,100, respectively.

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

Mortgage Indebtedness

     The following table sets forth certain information regarding the mortgage debt of the Company, as of December 31, 1997.
                                                Principal
                                                Amount         Interest       Maturity    Amortization
Property                                        Outstanding    Rate           Date        Schedule
                                              ==============  ==========     ==========  ==============
6800 Jericho Turnpike (North Shore Atrium I)  $  15,001,000      7 1/4%        6/10/00             ---
6900 Jericho Turnpike (North Shore Atrium II) $   5,279,000      7 1/4%        6/10/00             ---
200 Broadhollow Rd.                           $   6,649,000      7 3/4%        6/02/02            <F3>
395 North Service Road                        $   9,917,000       6.82%        6/02/00         25 year
50 Charles Lindbergh Blvd.                    $  15,479,000      7 1/4%        7/10/01             ---
333 Earl Ovington Blvd. (The Omni) <F1>       $  57,839,000      7.72 %       08/14/07         25 year
310 East Shore Rd.                            $   2,322,000          8%        7/01/02             ---
80 Orville Dr.                                $   2,616,000      7 1/2% <F2>   2/01/04             ---
70 Maxess Road                                $   1,863,000      8 3/4%       12/21/00         20 year
70 Schmitt Boulevard                          $     425,000      9 1/4%        8/01/99            <F4>
580 White Plains Road                         $   8,811,000      7 3/8%        9/01/00         25 year
Landmark Square                               $  49,291,000       8.02%       10/07/06         25 year
110 Bi-County Blvd.                           $   4,531,000      9 1/8%       11/30/12         20 year
                                              --------------
Total                                         $ 180,023,000
                                              ==============

<F1>
The Company has a 60% general partnership interest in the Omni
Partnership. The Company's proportionate share of the aggregate principal amount of the mortgage debt on the Omni is $34.7 million.
<F2>
Interest rate increases to 10.1% after the first five years of the loan.
<F3>
Interest only during years one through three. Thereafter, the Company will pay equal monthly installments of principal and interest with amortization based on a 30 year schedule.
<F4>
Scheduled principal payments of $25,000 per month for the period September 1997 to August 1998. Principal payments of $18,750 per month for the period September 1998 to August 1999.

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

Item 4.        Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 1997.

                             Part II

Item 5. Market For Registrant's Common Equity and Related Stockholder matters

     The Company's common stock began trading on the New York Stock Exchange ("NYSE") on May 25, 1995, under the symbol "RA". The following table sets forth the quarterly high and low closing sales prices per share of the common stock reported on the NYSE and the distributions paid by the Company for each respective quarter.

                                                         High <F4>     Low <F4>   Distribution <F4>
                                                --------------  --------------  --------------
June 30, 1995 (from June 2, 1995)                     $12.313         $12.000         $0.0900   <F1>
September 30, 1995                                    $13.938         $12.250         $0.2891
December 31, 1995                                     $14.750         $12.938         $0.2891

March 31, 1996                                        $16.125         $14.563         $0.2891
June 30, 1996                                         $16.500         $14.625         $0.3000   <F2>
September 30, 1996                                    $18.563         $15.500         $0.3000
December 31, 1996                                     $21.338         $17.625         $0.3000

March 31, 1997                                        $23.563         $20.438         $0.3000
June 30, 1997                                         $23.000         $20.875         $0.3000
September 30, 1997                                    $27.000         $22.375         $0.3125   <F3>
December 31, 1997                                     $28.750         $24.063         $0.3125

<F1>
The Company paid a distribution of $.09 per share of common stock on July 14, 1995, for the period June 2, 1995 (the closing date of the IPO) through June 30, 1995, which is approximately equivalent to a quarterly distribution of $.2891 and annual distribution of $1.154 per share of Common Stock.
<F2>
Commencing with the distribution for the quarter ended June 30, 1996, the Board of Directors of the Company increasedthe quarterly distribution to $.30 per share, which is equivalent to an annual distribution of $1.20 per share.
<F3>
Commencing with the distribution for the quarter ended June 30, 1997, the Board of Directors of the Company increased the quarterly distribution to $.3125 per share, which is equivalent to an annual distribution of $1.25 per share.
<F4>
Historical amounts adjusted to reflect a two-for-one stock split effective
April 15, 1997.

     On September 21, 1994, prior to completion of the IPO, the Company was capitalized with the issuance to each of Donald Rechler and Roger Rechler of 50 shares (pre-split) of common stock for a purchase price of $10.00 per share(pre-split). In addition, on June 2, 1995 (the closing date of the IPO), the Company completed a concurrent offering of 400,000 shares (pre-split) of common stock to members of the Rechler family at the initial public offering price of $24.25 per share (pre-split). The Company issued these shares in reliance on an exception from registration under Section 4(2) of the Securities Act of 1933.

Item 6.        Selected Financial Data
                                                                          Reckson
                                            Reckson        Reckson        Associates       Reckson
                                            Associates     Associates     Realty Corp.     Group for the            Reckson
                                            Realty Corp.   Realty Corp.   for the Period   Period                Group for the
                                            Year Ended     Year Ended     June 3, 1995 to  January 1,             Year Ended
                                            December 31,   December 31,   December 31,     1995 to June           December 31,
                                            1997           1996           1995 <F1>        2, 1995 <F1>          1994           1993
                                            ------------   ------------   --------------   ------------  -------------  ------------
Operating Data:
Revenues                                   $    153,395   $     96,141   $      $38,455   $     20,889   $     56,931   $     60,347
Total expenses                                  107,905         70,951           27,901         20,695         55,685         67,580
Income (loss before minority interests
and extraordinary items                          45,490         25,190           10,554            194          1,246        (7,233)
Minority interests                                8,624          6,768            3,067            ---            ---            ---
Extraordinary items - gain (loss)
(net of minority interests' share)               (2,230)          (895)          (4,234)           ---          4,434         41,190
Net income                                       34,636         17,527            3,253            194          5,680         33,957

Per Share Data:
Basic: <F2>
Income before extraordinary items          $       1.13   $       0.92   $         0.51            ---            ---            ---
Extraordinary items (loss)                        (0.07)         (0.04)           (0.29)           ---            ---            ---
Net income                                         1.06           0.88             0.22            ---            ---            ---

Diluted: <F2a>
Income before extraordinary items          $       1.11   $       0.91   $         0.51            ---            ---            ---
Extraordinary items-(loss)                        (.07)          (.04)            (.29)            ---            ---            ---
Diluted net income                                 1.04            .87              .22            ---            ---            ---

Balance Sheet Data: (period end)
Real estate, before accumulated
depreciation                               $  1,015,282   $    519,504   $      290,712            ---   $    162,192            ---
Total assets                                  1,113,257        543,758          242,728            ---        132,035            ---
Mortgage notes payable                          180,023        161,513           98,126            ---        180,286            ---
Credit Facility                                 210,250        108,500           40,000            ---            ---            ---
Senior Unsecured notes                          150,000            ---              ---            ---            ---            ---
Market value of equity <F3>                   1,141,592        653,606          303,943            ---            ---            ---
Total market capitalization including
debt <F3> and <F4>                            1,668,800        921,423          426,798            ---            ---            ---

Other Data:
Funds from operations <F5>                 $     69,548   $     41,133   $       17,246            ---            ---            ---
Total square feet (at end of period)             13,645          8,800            5,430          4,529          4,529          4,529
Number of properties (at end of period)             155            110               81             72             72             72

<F1>
Represents certain financial information on a consolidated historical basis for Reckson Associates Realty Corp., and on a combined historical basis for the Reckson Group.
<F2>
Based on 32,727,000, 19,928,000 and 14,678,000 weighted average shares of common stock outstanding for the years ended December 31, 1997, 1996 and for the period June 3, 1995 to December 31, 1995, respectively.
<F2a>
Based on 33,260,000, 20,190,000 and 14,725,000 weighted average shares of common stock outstanding for the years ended December 31, 1997, 1996 and for the period June 3, 1995 to December 31, 1995, respectively.
<F3>
Based on the market value of 44,988,846, 31,119,364 and 20,690,448 shares of common stock and operating partnership units at December 31, 1997, 1996 and 1995, respectively (based on a share price of $25.38, $ 21.13 and $14.69 at December 31, 1997, 1996 and 1995, respectively).
<F4>
Debt amount is net of minority partners' proportionate share of Omni debt plus the Company's share of joint venture debt.
<F5>
See "Management's Discussion and Analysis" for a discussion of funds from operations.
<F6>
The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the historical financial statements of Reckson Associates Realty Corp. (the "Company") and the combined financial statements of the Reckson Group and related notes.

Overview and Background

     The Reckson Group, the predecessor to the Company (the "Predecessor"), was engaged in the ownership, management, operation, leasing and development of commercial real estate properties, principally office and industrial buildings, and also owned certain undeveloped land located primarily on Long Island, New York. On June 2, 1995, following completion of the Initial Public Offering (the "IPO") and the related formation transactions, the Company owned or had an interest in 72 properties (including one joint venture property) and succeeded to the Reckson Group's real estate business.

     The Company owns all of the interests in its real estate properties through Reckson Operating Partnership, L.P. (the "Operating Partnership") or Reckson FS Limited Partnership. At December 31, 1997, the Company owned 155 properties (the "Properties"), (including three joint venture properties) encompassing approximately 13.6 million square feet. The Properties include 58 suburban office properties containing approximately 7.6 million square feet, 95 industrial properties containing approximately 6.0 million square feet and two retail properties containing 20,000 square feet.

     Since the IPO, the Company has acquired or contracted to acquire approximately $804 million of Class A suburban office and industrial properties encompassing approximately 10.7 million square feet located in the New York City Tri-State Area of Long Island, Westchester, Southern Connecticut and Northern New Jersey. In that regard, the Company has acquired 13 office Properties and 32 industrial Properties encompassing approximately 2.1 and 2.5 million square feet, respectively, located on Long Island for an aggregate purchase price of approximately $302 million. In February 1996, the Company established its Westchester Division with the acquisition of an eight building 935,000 square foot Class A office portfolio and associated management and construction operations for an aggregate purchase price of approximately $79 million. Since its initial investment in Westchester the Company has acquired 11 office properties encompassing approximately 1.4 million square feet and three industrial properties encompassing approximately 163,000 square feet for an aggregate purchase price of approximately $130.9 million. In October 1996, the Company established its Southern Connecticut Division with the purchase of Landmark Square, a six building office complex encompassing approximately 800,000 square feet located in Stamford, Connecticut for an aggregate purchase price of approximately $77 million. Since its initial investment in Southern Connecticut the Company has acquired one industrial property encompassing 452,414 square feet for a purchase price of approximately $27.0 million. In May 1997, the Company acquired five Class A suburban office properties encompassing approximately 496,000 square feet located in Northern New Jersey for an aggregate purchase price of approximately $56.9 million and, in connection with this acquisition, established its Northern New Jersey Division. Since its initial investment in Northern New Jersey the Company has acquired eight office properties encompassing approximately 976,000 square feet and six industrial properties encompassing approximately 903,000 square feet for an aggregate purchase price of approximately $131.3 million. Additionally, the Company has invested approximately $31.5 million for approximately 74 acres of land located in Long Island, 32 acres of land located in Westchester and 268 acres of land located in New Jersey which allows for approximately 3.5 million square feet of future development opportunities. In addition, the Company has invested approximately $72.5 million in certain mortgage indebtedness encumbering five Class A office properties on Long Island encompassing approximately 927,000 square feet, a 400 acre parcel of land and a 586,000 square foot industrial property in New Jersey. In October 1997, the Company entered into an agreement to invest $150 million in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. The Morris Companies' properties include 23 industrial buildings encompassing approximately 4.0 million square feet. The Company's investment will be used to acquire a controlling interest in Reckson Morris Operating Partnership, L.P. ("RMI"). In connection with the transaction the Morris Companies will contribute 100% of their interests in certain industrial properties to RMI in exchange for operating partnership units in RMI. On January 6, 1998, the Company acquired an approximate 70% interest in RMI for approximately $65 million. In addition, at December 31, 1997, the Company had advanced approximately $12 million to the Morris Companies primarily to fund certain construction costs related to development properties to be contributed to RMI.

     During 1997, the Company formed Reckson Service Industries, Inc. ("RSI") and Reckson Strategic Venture Partners, LLC ("RSVP"). RSI will serve as the managing member of RSVP. RSI will invest in operating companies that generally will provide commercial services to properties owned by the Company and its tenants and third parties. Since RSI will not be making REIT qualifying investments, its shares will be distributed to the Company's shareholders and trade as a separate public company. RSVP was formed to provide the Company with a "research and development" vehicle to invest in alternative real estate sectors. RSVP will invest primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus. RSVP's strategy is to identify and acquire interests in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as a platform for future investments. The research and development vehicle will enable the Company to minimize its investment risks during the early stages of an investment. The vehicle permits the Company to monitor the long-term potential for each investment. As later stage capital is required, the Company will determine the prudence of additional investment and the potential for incorporating it as a core business line. Following the spin off of RSI the Company will make investments with RSVP on a joint venture basis. To facilitate investment by RSVP, the Company has committed $100 million of initial capital. In addition, RSVP has obtained a $200 million preferred equity facility from Paine Webber Real Estate Securities ("PWRES") and a PWRES/George Soros sponsored fund has agreed in principal to join the
investment.   At December 31, 1997, the Company had made investments in or loans to RSI and RSVP aggregating approximately $4.3 million and $7.4 million, respectively.

     The market capitalization of the Company, based on the market value of the 44,988,846 issued and outstanding shares of Common Stock and Operating Partnership Units ("Units") (based on a share price of $25.38 as of December 31, 1997) and the $527 million (net of minority partners' 40% interest in debt encumbering the Omni and including the Company's share of joint venture debt) of debt outstanding at December 31, 1997, was approximately $1.7 billion. As a result, the Company's total debt to market capitalization ratio at December 31, 1997 equaled 31.6%.

Results of Operations

     For discussion purposes, the results of operations for the year ended December 31, 1995 combine the operating results of the Predecessor (excluding results of properties not transferred to the Company) for the period January 1, 1995 to June 2, 1995.

     The Company's total revenues increased by $57.3 million or 60% from 1996 to 1997 and $36.8 million or 62% from 1995 to 1996. The growth in total revenues is substantially attributable to the Company's acquisition of 46 properties comprising approximately 4.9 million square feet in 1997 and 29 properties comprising approximately 3.3 million square feet in 1996 and nine properties comprising approximately 900,000 square feet in 1995. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $51 million or 55%
from 1996 to 1997 and by $35.6 million or 62% from 1995 to 1996.   The 1997
increase in Property Operating Revenues is comprised of $2.1 million attributable to increases in rental rates and changes in occupancies and $48.9 million attributable to acquisitions of properties. The 1996 increase in Property Operating Revenues is comprised of $6.6 million attributable to increases in rental rates and changes in occupancies and $29 million attributable to acquisitions of properties. The remaining balance of the increase in total revenues in 1997 is primarily attributable to interest income on the Company's investments in mortgage notes and notes receivable. The increase from 1996 to 1997 was offset by a decrease in the equity in earnings of service companies as a result of the management and construction companies focusing most of their resources on the Company's core portfolio and redevelopment opportunities rather than third party services. The Company's base rent was increased by the impact of the straight-line rent adjustment by $4.5 million in 1997, $3.8 million in 1996 and $2.8 million in 1995.

     Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $16.8 million from 1996 to 1997 and by $12.9 million from 1995 to 1996. These increases are primarily due to the acquisition of properties. Gross operating margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for 1997, 1996 and 1995 were 64.7%, 63.4% and 63.2%, respectively. The increases in gross operating margins reflects increases realized in rental rates, the Company's ability to realize certain operating efficiencies as a result of operating a larger portfolio of properties with concentrations of properties in office and industrial parks or in its established sub-markets, and to a lesser extent increased ownership of net leased properties.

     Marketing, general and administrative expenses were $8.3 million in 1997, $5.9 million in 1996 and $3.7 million in 1995. The increase in marketing, general and administrative expenses is due to the increased costs of managing the acquisition properties, the cost of opening and maintaining the Company's Westchester, Southern Connecticut and Northern New Jersey divisions and the increase in corporate management and administrative costs associated with the growth of the Company. Marketing, general and administrative expenses as a percentage of total revenues were 5.4% in 1997, 6.1% in 1996 and 6.3% in 1995.

     Interest expense was $21.6 million in 1997, $13.3 million in 1996 and $12.9 million in 1995. The increase of $8.3 million from 1996 to 1997 is attributable to an increase in mortgage debt including a $50 million mortgage note incurred in connection with the acquisition of Landmark Square in October 1996, the refinancing of Omni in the amount of $58 million in August 1997, increased interest cost attributable to an increased average balance on the Company's credit facilities and interest on the Company's $150 million of senior unsecured notes (the "Senior Unsecured Notes"). The weighted average balance outstanding on the Company's credit facilities was $103.2 million for 1997, $71.2 million for 1996 and $24.8 million for the period from June 3, 1995 to December 31, 1995.

     Included in amortization expense is amortized finance costs of $.80 million in 1997, $.53 million in 1996 and $.52 million for the period June 3, 1995 to December 31, 1995. The increase of $.27 million from 1996 to 1997 was the result of the amortization of financing costs associated with the Unsecured Credit Facility, the Landmark Square mortgage, the Omni refinanced mortgage and the Senior Unsecured Notes.

     Extraordinary items, net of minority interest resulted in a $2.2 million loss in 1997, a $.9 million loss in 1996 and a $4.2 million loss for the period June 3, 1995 to December 31, 1995. In 1997, the extraordinary items, net of minority interest, was attributable to the write off of certain deferred loan costs incurred in connection with the Company's secured credit facility which was terminated in April 1997. In 1996, the extraordinary item, net of minority interest, was attributable to the write-off of certain deferred loan costs incurred in connection with the secured credit facility which was substantially modified and restated in February 1996.

Liquidity and Capital Resources

Summary of Cash Flows

     Net cash provided by operating activities totaled $70.6 million in 1997, $39.4 million in 1996 and $18.6 million in 1995. Increases for each year were primarily attributable to the growth in cash flow provided by the acquisition of properties and to a lesser extent from interest income from mortgage notes and notes receivable.

     Net cash used by investing activities totaled $547 million in 1997, $273.7 million in 1996 and $79.0 million in 1995. Cash used in investing activities related primarily to investments in real estate properties including development costs and investments in mortgage notes and notes receivable.

     Net cash provided by financing activities totaled $485.4 million in 1997, $240 million in 1996 and $63.2 million in 1995. Cash provided by financing activities during 1997 and 1996 was primarily attributable to proceeds from public stock offerings and draws on the Company's credit facilities and additionally in 1997 proceeds from the issuance of Senior Unsecured Notes.

Investing Activities

     During 1997, the Company acquired (i) on Long Island, five office properties encompassing an aggregate of approximately 881,000 square feet for approximately $87.5 million and 15 industrial properties encompassing approximately 968,000 square feet for approximately $43.5 million; (ii) in Westchester, eight office properties encompassing approximately 830,000 square feet for approximately $109.4 million and three industrial properties encompassing approximately 163,000 square feet for approximately $8.0 million;
(iii) in Connecticut, one industrial property encompassing 452,000 square feet for approximately $27.0 million and (iv) in Northern New Jersey, five Class A office properties including Executive Hill Office Park encompassing approximately 496,000 square feet for approximately $56.9 million. Additionally, in New Jersey the Company acquired eight office properties encompassing approximately 1.5 million square feet for $153 million and one industrial property encompassing approximately 128,000 square feet for $2.8 million. During 1997, the Company invested $29 million in mortgage notes receivable encumbering one Class A office property, one industrial property and a 400 acre parcel of land. In addition, on March 13, 1997, the Company loaned $17 million to its minority partner in Omni, its flagship Long Island office property, and effectively increased its economic interest in the property owning partnership.

Financing Activities

     On January 7, 1997, the Operating Partnership issued 101,902 (pre split) Units in connection with the acquisition of 110 Bi-County Boulevard, a 147,281 square foot office property located in Farmingdale, New York.

     On March 12, 1997, the Company completed a public stock offering and sold 4,945,000 common shares at a price of $45.25 (pre-split) (including 645,000 common shares related to the exercise of the underwriters over allotment option). Net proceeds to the Company were approximately $212 million. The net proceeds of the offering were used to acquire properties and to repay credit facility borrowings.

     On April 30, 1997, the Company repaid and replaced borrowings under its existing $150 million secured credit facility with proceeds from the $250 million unsecured credit facility.

     During August 1997, the Company refinanced approximately $43 million of mortgage debt on its Omni office property with a $58 million fixed rate mortgage loan. The loan which matures on September 1, 2007 has a fixed rate of interest of 7.72%.

     On August 28, 1997, the Company sold $150 million of 7.2% Senior Unsecured Notes due August 2007. The net proceeds of the Senior Unsecured Notes were used to repay borrowings under the unsecured credit facility and for acquisitions of properties.

     On December 5, 1997, the Company completed a public stock offering and sold 3,081,177 common shares at a price of $26 per share. Net proceeds from the offering were approximately $79.7 million. Net proceeds from the offering were used to acquire properties and to repay borrowings under the unsecured credit facility.

     During 1997, the Company paid dividends of $1.54 per share (representing dividends for five quarters).

     On February 18, 1998, the Company completed a public stock offering and sold 791,152 common shares at a price of $25.44 per share. Net proceeds from the offering were approximately $19.1 million and were used to fund acquisitions of properties and repay borrowings under the unsecured credit facilities.

Capitalization

     The Company's indebtedness at December 31, 1997 totaled $527 million (net of the minority partners' 40% interest in Omni's debt and including the Company's share of joint venture debt of approximately $13 million) and was comprised of $210.3 million outstanding under the Unsecured Credit Facility, $150 million of Senior Unsecured Notes and $167 million of mortgage indebtedness with an average interest rate of approximately 7.71% and an average maturity of approximately 7.1 years. Based on the Company's total market capitalization of approximately $1.70 billion at December 31, 1997, (calculated at a $25.38 stock price at December 31, 1997 and assuming the conversion of the 7,218,688 Units and $527 million of debt) the Company's debt represented 31.6% of its total market capitalization.

     On April 30, 1997, the Company obtained a three-year $250 million unsecured credit facility from a bank group led by Chase Manhattan Bank and Union Bank of Switzerland (the "Unsecured Credit Facility"). The Company's ability to borrow thereunder is subject to the satisfaction of certain financial covenants, including covenants relating to limitations on unsecured and secured borrowings, minimum interest and fixed charge coverage ratios, a minimum equity value and a maximum dividend payout ratio. In addition, borrowings under the Unsecured Credit Facility bear interest at a floating rate equal to one, two, three or six month LIBOR (at the Company's election) plus a spread ranging from 1.125% to 1.50%, based on the Company's leverage ratio.
The Unsecured Credit Facility replaced the Company's $150 million secured credit facility. The Company utilizes the Unsecured Credit Facility primarily to finance the acquisitions of properties and other real estate investments, fund its development activities and for working capital purposes. At December 31, 1997, the Company had availability under the Unsecured Credit Facility to borrow an additional $35.75 million (net of $4.0 million of outstanding undrawn letters of credit).

     On January 2, 1998, the Company obtained a $200 million unsecured credit facility (the "Bridge Facility") which matures on April 1, 1998. The Bridge Facility was provided by the two lead members of the Unsecured Credit Facility bank group and serves as interim financing while the Company seeks to expand the availability under the Unsecured Credit Facility.

     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures of the Company. In addition, construction, management, maintenance, leasing and property management fees have provided sources of cash flow. The Company expects to meet its short term liquidity requirements generally through its net cash provided by operating activities along with the Unsecured Credit Facility previously discussed. The Company expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt securities and additional equity securities of the Company. The Company will refinance existing mortgage indebtedness or indebtedness under the Unsecured Credit Facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Company anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and equity offerings, will be adequate to meet the capital and liquidity requirements of the Company in both the short and long-term.

     In connection with the acquisition of Landmark Square, the Company plans to incur approximately $12 million of capital improvements to refit the building to portfolio standards. At December 31, 1997, approximately $3.7 million had been incurred in connection with the refit of this building.

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

Inflation

     Certain office leases provide for fixed base rent increases or indexed escalations. In addition, certain office leases provide for separate escalations of real estate taxes and electric costs over a base amount. The industrial leases also generally provide for fixed base rent increases, direct pass through of certain operating expenses and separate real estate tax escalation over a base amount. The Company believes that inflationary increases in expenses will generally be offset by contractual rent increases and expense escalations described above.

     The Unsecured Credit Facility bears interest at a variable rate, which will be influenced by changes in short-term interest rates, and is sensitive to inflation.

Impact of Year 2000

     Some of the Company's older computer programs were written using two
digits rather than four to define the applicable year.   As a result, those
computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, or engage in similar normal business activities.

     The Company has completed as assessment to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Currently, the entire property management system is year 2000 compliant and has been thoroughly tested. Since the Company's accounting software is maintained and supported by a third party, the total year 2000 project cost is estimated to be minimal.

     The project is estimated to be completed not later than September 30, 1998, which is prior to any anticipated impact on its operating systems. Additionally, the Company has received assurances from its contractors that all of the Company's building management and mechanical systems are currently year 2000 compliant or will be made compliant prior to any impact on those systems. The Company believes that with modifications to existing software and conversions to new software, the year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 Issue could have a material impact on the operations of the Company.

     The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and costs of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Funds From Operations

     Management believes that funds from operations ("FFO") is an appropriate measure of performance of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income or loss, excluding gains or losses from debt restructurings and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. (See Selected Financial Data). In March 1995, NAREIT issued a "White Paper" analysis to address certain interpretive issues under its definition of FFO. The White Paper provides that amortization of deferred financing costs and depreciation of non-rental real estate assets are no longer to be added back to net income to arrive ad FFO.

     Since all companies and analysts do not calculate FFO in a similar fashion, the Company's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

The following table presents the Company's FFO calculation (in thousands):
                                                                                                              Pro forma
                                                              Year            Year            June 3,          Year <F1>
                                                              Ended           Ended           1995 to         Ended
                                                              December        December        December        December
                                                              31, 1997        31  1996        31, 1995        31,  1995
                                                              --------------  --------------  --------------  --------------
Income before limited partners' interest in
Operating Partnership and Extraordinary items                 $      44,683   $     24,382   $      10,370   $      17,331
Less:
Extraordinary loss, net of limited partners' interest
in Operating Partnership of $578, $364 and $1,788,
respectively                                                          2,230             895           4,234           4,234
Limited Partners' minority interest in
Operating Partnership                                                 7,817           5,960           2,883           4,719
                                                              --------------  --------------  --------------  --------------
Net Income                                                           34,636          17,527           3,253           8,378
Adjustment for Funds From Operations
Add:
Limited Partners' minority interest in
Operating Partnership                                                 7,817           5,960           2,883           4,719
Depreciation and Amortization                                        26,834          17,429           7,233          12,369
Minority interests in consolidated partnership                          807             808             184             445
Extraordinary loss, net of limited partners' interest in
Operating Partnership of $578,  $364 and
$1,788 respectively                                                   2,230             895           4,234           4,234
Less:
Gain on sale of property                                                672             ---             ---             ---
Amount distributed to minority partners in
consolidated partnership                                              2,104           1,486             541           1,015
                                                              --------------  --------------  --------------  --------------
Funds From Operations (FFO)                                   $      69,548   $      41,133   $      17,246   $      29,130
                                                              ==============  ==============  ==============  ==============
Weighted Average Shares/Units Outstanding <F2>                       39,743          26,431          20,326          20,690
                                                              ==============  ==============  ==============  ==============

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                             Part III

Item 10.  Directors and Executive Officers of the Registrant

     The information contained in the section captioned "Proposal I: Election of Directors" of the Company's definitive proxy statement for the 1998 annual meeting of stockholders is incorporated herein by reference.

Item 11.  Executive Compensation

     The information contained in the section captioned "Executive Compensation" of the Company's definitive proxy statement for the 1998 annual meeting of stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information contained in the section captioned "Principal and Management Stockholders" of the Company's definitive proxy statement for the 1998 annual meeting of stockholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information contained in the section captioned "Certain Relationships and Related Transactions" of the Company's definitive proxy statement for the 1998 annual meeting of the stockholders is incorporated herein by reference.

                             Part IV

Item 14.  Financial Statements and Schedules, Exhibits and Reports on Form 8-K

(a)(1 and 2)   Financial Statements and Schedules

     The following consolidated financial information is included as a separate section of this annual report on Form 10-K:

           Reckson Associates Realty Corp. and the Reckson Group

Report of Independent Auditors ..............................................

Consolidated Balance Sheets as of December 31, 1997 and December 31, 1996....

Consolidated Statements of Income for the years ended December 31, 1997, 1996 and for the period from June 3, 1995 to December 31, 1995 and the Combined
Statement of Income for the period January 1, 1995 to June 2, 1995...........

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and for the period from June 3, 1995 to December 31, 1995 and the Combined Statement of Owners' (Deficit) for the period from January 1,
1995 to June 2, 1995.........................................................

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and for the period from June 3, 1995 to December 31, 1995 and the Combined Statement of Cash Flows for the period January 1, 1995 to June 2,
1995.........................................................................

Notes to Financial Statements ...............................................

Schedule III Real Estate and Accumulated Depreciation........................

     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(3)  Exhibit Index

Exhibit
Number                            Description
-------                          --------------
 3.1*     Articles of Incorporation of Registrant
 3.2**    By-Laws of Registrant
 3.3**    Amended and Restated Articles of Incorporation
 4.1*     Specimen Share Certificate
10.1** Amended and Restated Agreement of Limited Partnership of Reckson Operating Partnership, L.P.
10.2 Third Amended and Restated Agreement of Limited Partnership of Omni Partners, L.P.
10.3** Employment and Non-Competition Agreement between Registrant and Donald Rechler
10.4** Employment and Non-Competition Agreement between Registrant and Scott Rechler
10.5** Employment and Non-Competition Agreement between Registrant and Mitchell Rechler
10.6** Employment and Non-Competition Agreement between Registrant and Gregg Rechler
10.7**    Non-Competition Agreement between Registrant and Roger Rechler
10.8**    Employment and Non-Competition Agreement between Registrant and
          J. Michael Maturo
10.9**    Purchase Option Agreements relating to the Reckson Option Properties
10.10**   Purchase Option Agreements relating to the Other Option Properties
10.11***  Amended 1995 Stock Option Plan
10.12**** Registrant's Unsecured Credit Facility
10.13***  1996 Employee Stock Option Plan
10.14**   Executive Center Leases
10.15*    Ground Leases for certain of the Properties
10.16**   Amended and Restated Agreement of Limited Partnership of Reckson
          FS Limited Partnership
10.17**   Indemnity Agreement relating to 100 Oser Avenue
10.18** Contribution Agreement by and among Registrant, Reckson Operating Partnership, L.P. and Tarrytown Corporate Center, Tarrytown Corporate Center IV, L.P., Tarrytown Corporate Center II, Crest Realties, 2 Church Street Associates, JAH Realties, and Jon
          Halpern
10.19     Amended and Restated 1997 Stock Option Plan
10.20     1998 Stock Option Plan
10.21 Amended and Restated Agreement of Limited Partnership of Reckson Morris Operating Partnership, L.P.
10.22     Registrant's Unsecured Bridge Facility
10.23     Note Purchase Agreement for the Senior Unsecured Notes
10.24     Severance Agreement between Registrant and Donald Rechler
10.25     Severance Agreement between Registrant and Scott Rechler
10.26     Severance Agreement between Registrant and Mitchell Rechler
10.27     Severance Agreement between Registrant and Gregg Rechler
10.28     Severance Agreement between Registrant and Roger Rechler
10.29     Severance Agreement between Registrant and J. Michael Maturo
12.1      Statement of Ratios of Earnings to Fixed Charges
21.1      Statement of Subsidiaries
23.0      Consent of Independent Auditors
24.1      Powers of Attorney (included in Part IV of this Form 10-K)
27.0      Financial Data Schedule
27.1 Restated Financial Data Schedule for the 6 months ended June 30, 1996 reflecting the effect of FASB #128, Earnings Per Share.
27.2 Restated Financial Data Schedule for the 9 months ended September 30, 1996 reflecting the effect of FASB #128, Earnings Per Share.
27.3 Restated Financial Data Schedule for the year ended December 31, 1996 reflecting the effect of FASB #128, Earnings Per Share.
27.4 Restated Financial Data Schedule for the 3 months ended March 31, 1997 reflecting the effect of FASB #128, Earnings Per Share.
27.5 Restated Financial Data Schedule for the 6 months ended June 30, 1997 reflecting the effect of FASB #128, Earnings Per Share.
27.6 Restated Financial Data Schedule for the 9 months ended September 30, 1997 reflecting the effect of FASB #128, Earnings Per Share.

* Previously filed as an exhibit to Registration Statement on Form S-11 (No. 33-84324) and incorporated herein by reference.
** Previously filed as an exhibit to Registration Statement on Form S-11 (No. 333-1280) and incorporated herein by reference.
*** Previously filed as an exhibit to the Company's Form 8-K report filed with the SEC on November 25, 1996 and incorporated herein by reference.
**** Previously filed as an exhibit to the Company's Form 8-K report filed with the SEC on May 15, 1997 and incorporated herein by reference.

(b) Reports on Form 8-K

     On September 9, 1997 the Company filed a report on Form 8-K relating to the acquisition of 400 Garden City Plaza, Garden City, New York.

     On October 21, 1997, the Company filed a report on Form 8-K announcing its contract to invest $150,000,000 and acquire a controlling interest in the Morris Companies.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 1998.

                              Reckson Associates Realty Corp.

                              By:       /s/ Donald J. Rechler
                                        (Donald J. Rechler)
                                   Chairman of the Board, and
                                   Chief Executive Officer

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

       Name                           Title                          Date

/s/ Donald J. Rechler     Chairman of the Board, Chief Executive
------------------------  Officer and Director (principal executive
(Donald J. Rechler)       officer)                               March 24, 1998

/s/ Scott Rechler         President Chief Operating Officer
------------------------  and Director
(Scott Rechler)                                                  March 24, 1998

/s/ Roger M. Rechler      Vice Chairman of the Board and
------------------------  Director
(Roger M. Rechler)                                               March 24, 1998

/s/ J. Michael Maturo     Executive Vice President, Treasurer
------------------------  and Chief Financial Officer (principal
(J. Michael Maturo)       financial officer and principal        March 24, 1998
                          accounting officer)


/s/ Mitchell D. Rechler   Executive Vice President and
------------------------  Director
(Mitchell D. Rechler)                                            March 24, 1998

/s/ Harvey R. Blau        Director
------------------------
(Harvey R. Blau)                                                 March 24, 1998

/s/ Leonard Feinstein     Director
------------------------
(Leonard Feinstein)                                              March 24, 1998

/s/ John V.N. Klein       Director
------------------------
(John V.N. Klein)                                                March 24, 1998

/s/ Conrad Stephenson     Director
------------------------
(Conrad Stephenson)                                              March 24, 1998

/s/ Herve A. Kevenides    Director
------------------------
(Herve A. Kevenides)                                             March 24, 1998

/s/ Jon L. Halpern        Director
------------------------
(Jon L. Halpern)                                                 March 24, 1998

/s/ Lewis S. Ranieri      Director
------------------------
(Lewis S. Ranieri)                                               March 24, 1998

                  Report of Independent Auditors

Board of Directors and Stockholders
Reckson Associates Realty Corp.

     We have audited the accompanying consolidated balance sheets of Reckson Associates Realty Corp. as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended and for the period from June 3, 1995 (commencement of operations) to December 31, 1995 and the related combined statements of income, owners' (deficit) and cash flows for the period January 1, 1995 to June 2, 1995 of the Reckson Group. We have also audited the financial statement schedule listed in the index at item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reckson Associates Realty Corp. at December 31, 1997 and 1996, and the consolidated results of operations and cash flows for the years then ended and for the period June 3, 1995 (commencement of operations) to December 31, 1995 and the combined results of operations and cash flows for the period January 1, 1995 to June 2, 1995 of the Reckson Group in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                              ERNST & YOUNG LLP


New York, New York
February 13, 1998,
except for Note 14 as
to which the date is February 18, 1998.

                                          Reckson Associates Realty Corp.
                                            Consolidated Balance Sheets
                                       (in thousands, except share amounts)
                                                                December 31,
                                                             1997           1996
                                                        -------------   -------------
Assets
Commercial real estate properties, at cost
 (Notes 2,3, 5, 7 and 8 )
Land                                                   $     138,526   $      45,259
Buildings and improvements                                   818,229         457,403
Developments in progress:
Land                                                          29,309           5,637
Development costs                                             25,164           8,469
Furniture, fixtures and equipment                              4,054           2,736
                                                        -------------   -------------
                                                           1,015,282         519,504
Less accumulated depreciation                               (111,068)        (88,602)
                                                        -------------   -------------
                                                             904,214         430,902
                                                        -------------   -------------
Investments in real estate joint ventures                      7,223           5,437
Investment in mortgage notes and notes
receivable (Note 8)                                          104,509          51,837
Cash and cash equivalents (Note 12)                           21,828          12,688
Tenant receivables                                             4,975           1,732
Affiliate receivables (Note 7)                                18,090           3,826
Deferred rent receivable                                      14,973          12,573
Prepaid expenses and other assets (Note 7)                    13,705           6,225
Contract and land deposits and pre-acquisition costs           7,559           7,100
Deferred lease and loan costs, less accumulated
amortization of $14,844 (1997) and $12,915 (1996)             16,181          11,438
                                                        -------------   -------------
Total Assets                                           $   1,113,257   $     543,758
                                                        =============   =============
Liabilities
Mortgage notes payable (Note 2)                        $     180,023   $     161,513
Credit facilities (Note 3)                                   210,250         108,500
Senior unsecured notes ( Note 4)                             150,000             ---
Accrued expenses and other liabilities (Note 5)               30,987          15,868
Dividends and distributions payable                              120           9,442
Affiliate payables (Note 7)                                      807             502
                                                        -------------   -------------
Total Liabilities                                            572,187         295,825
                                                        -------------   -------------

Minority interest in consolidated partnership                  6,655           9,187
Limited Partners' minority interest in Operating
Partnership                                                   85,750          51,879
                                                        -------------   -------------
                                                              92,405          61,066
                                                        -------------   -------------
Commitments and other comments
(Notes 9, 10, 12 and 14)                                         ---             ---

Stockholders' Equity (Note 6):
Preferred Stock, $.01 par value, 25,000,000 shares
authorized none issued or outstanding                            ---            ----
Common Stock, $.01 par value, 100,000,000
shares authorized, 37,770,158  and 24,356,354,
shares issued and outstanding, respectively                      378             244
Additional paid in capital                                   448,287         186,623
                                                        -------------   -------------
Total Stockholders' Equity                                   448,665         186,867
                                                        -------------   -------------
Total Liabilities and Stockholders' Equity             $   1,113,257   $     543,758
                                                        =============   =============

See accompanying notes to financial statements.

                                                             Reckson Associates Realty Corp.
                                                            Consolidated Statement of Income
                                                                   And Reckson Group
                                                               Combined Statements of Income
                                                            (in thousands, except share amounts)
                                                             Reckson         Reckson         Reckson          Reckson
                                                             Associates      Associates      Associates       Group for
                                                             Realty Corp     Realty Corp     Realty Corp      the Period
                                                             for the Year    for the Year    for the Period   January 1,
                                                             Ended           Ended           June 3, 1995 to  1995 to
                                                             December        December        December 31,     June 2,
                                                             31, 1997        31, 1996        1995             1995
                                                            --------------  --------------  ---------------  --------------
Revenues (Note 10):
Base rents                                                  $     128,778   $      82,150   $       32,661   $      16,413
Tenant escalations and reimbursements                              14,981          10,628            5,246           2,907
Construction revenues - net                                           ---             ---              ---             432
Management revenues                                                   ---             ---              ---             589
Equity in earnings of service companies                                55           1,031              100             ---
Equity in earnings of real estate joint ventures                      459             266              ---             ---
Interest income on mortgage notes and notes
receivable                                                          5,437             ---              ---             ---
Investment and other income (Note 8)                                3,685           2,066              448             548
                                                            --------------  --------------  ---------------  --------------
Total Revenues                                                    153,395          96,141           38,455          20,889
                                                            --------------  --------------  ---------------  --------------
Expenses:
Property operating expenses                                        28,943          18,959            7,144           3,985
Real estate taxes                                                  20,579          13,935            5,755           3,390
Ground rents                                                        1,269           1,107              579             234
Marketing, general and administrative                               8,292           5,949            1,859           1,858
Interest                                                           21,585          13,331            5,331           7,622
Depreciation and amortization                                      27,237          17,670            7,233           3,606
                                                            --------------  --------------  ---------------  --------------
Total Expenses                                                    107,905          70,951           27,901          20,695
                                                            --------------  --------------  ---------------  --------------
Income before minority interests and extraordinary
items                                                              45,490          25,190           10,554             194
Minority partners' interest in consolidated partnership
income                                                               (807)           (808)            (184)            ---
Limited partners' minority interest in Operating
Partnership income                                                 (7,817)         (5,960)          (2,883)            ---
                                                            --------------  --------------  ---------------  --------------
Income before extraordinary items                                  36,866          18,422            7,487             194
Extraordinary items (loss)  on extinguishment of
 debts, net of Limited Partners' minority interest in
Operating Partnership share of $578, $364 and $1,788,
respectively, (Notes 1 and 3)                                      (2,230)           (895)          (4,234)            ---
                                                            --------------  --------------  ---------------  --------------
Net income                                                  $      34,636   $      17,527   $        3,253   $         194
                                                            --------------  --------------  ---------------  --------------
Basic net income per common share:
Income before extraordinary items                           $        1.13   $        0.92   $         0.51
Extraordinary items(loss)on extinguishment of debts                 (0.07)          (0.04)           (0.29)
                                                            --------------  --------------  ---------------
Net income per common share                                 $        1.06   $        0.88   $         0.22
                                                            --------------  --------------  ---------------
Weighted average common shares outstanding                     32,727,000      19,928,000       14,678,000
                                                            --------------  --------------  ---------------
Diluted net income per common shares
(Notes 1 and 6)                                             $        1.04   $        0.87   $         0.22
                                                            ==============  ==============  ===============
Diluted weighted average common share
outstanding (Notes 1 and 6)                                    33,260,000      20,190,000       14,725,000
                                                            ==============  ==============  ===============

See accompanying notes to financial statements.

                                                        Reckson Associates Realty Corp.
                                                Consolidated Statement of Stockholder's Equity
                                                                And Reckson Group
                                                     Combined Statements of Owner's Equity
                                                                 (in thousands)
                                                                                      Retained                      Limited
                                                                       Additional     Earnings       Total          Partners'
                                                        Common         Paid in        Owners'/       Stockholders'  Minority
                                                        Stock          Capital        (Deficit)      Equity         Interest
                                                      -------------  -------------  -------------  -------------  -------------
Owners' Deficit, December 31, 1994                     $        ---   $        ---   $    (73,492)  $    (73,492)  $        ---
Distributions                                                   ---            ---         (4,399)        (4,399)
Contributions                                                   ---            ---            119            119
Adjustment to unrealized gain on available-for-sale
securities                                                      ---            ---             95             95
Net income                                                      ---            ---            194            194
                                                       -------------  -------------  -------------  -------------  -------------
Owners' Deficit, June 2, 1995                                   ---            ---        (77,483)       (77,483)           ---
Deficit not contributed by the Owners of Reckson
Group                                                           ---            ---          9,589          9,589
Deficit contributed by the Owners of Reckson Group              ---        (67,894)        67,894            ---
Initial public offering                                          75        161,936            ---        162,011
Establishment of minority interest in Operating
Partnership                                                     ---        (25,651)           ---        (25,651)        25,651
Issuance of Operating Partnership Units                         ---            ---            ---            ---          3,237
Net income                                                      ---            ---          3,253          3,253          1,095
Dividends and distributions paid and payable                    ---         (6,707)        (3,253)        (9,960)        (3,835)
                                                       -------------  -------------  -------------  -------------  -------------
Stockholders' equity, December 31, 1995                          75         61,684            ---         61,759         26,148

Proceeds from pubic offerings                                    47        120,498            ---        120,545         24,671
Issuance of Operating Partnership Units (Note 11)               ---         10,909            ---         10,909          3,135
Proceeds from exercise of employee options                      ---            263            ---            263             75
Two for one stock split (Note 6)                                122           (122)           ---            ---            ---
Net Income                                                      ---            ---         17,527         17,527          5,596
Dividends and distributions paid and payable                    ---         (6,609)       (17,527)       (24,136)        (7,746)
                                                       -------------  -------------  -------------  -------------  -------------

Stockholders' equity, December 31, 1996                         244        186,623            ---        186,867         51,879
Two for one stock split (Note 6)                                 50            (50)           ---            ---            ---
Proceeds from public offerings                                   80        256,564            ---        256,644         33,925
Issuance of Operating Partnership Units (Note 11)               ---          9,473            ---          9,473          1,236
Proceeds from exercise of employee options                        4          1,706            ---          1,710            178
Net Income                                                      ---            ---         34,636         34,636          7,239
Dividends and distributions paid and payable                    ---         (6,029)       (34,636)       (40,665)        (8,707)
                                                       -------------  -------------  -------------  -------------  -------------
Stockholder's equity, December 31, 1997                $        378   $    448,287   $        ---   $    448,665   $     85,750
                                                       =============  =============  =============  =============  =============

See accompanying notes to financial statements

                                                                       Reckson Associates Realty Corp.
                                                                    Consolidated Statement of Cash Flows
                                                                              And Reckson Group
                                                                    Consolidated Statements of Cash Flows
                                                                               (in thousands)
                                                                       Reckson        Reckson        Reckson
                                                                       Associates     Associates     Associates      Reckson
                                                                       Realty Corp.   Realty Corp.   Realty Corp.    Group for th
                                                                       for the Year   for the Year   for the  Period Period
                                                                       Ended          Ended          June 3, 1995 to January
                                                                       December 31,   December 31,   December 31,    1,1995 to Ju
                                                                       1997           1996           1995            2, 1995
                                                                      -------------  -------------  --------------  -------------
Cash Flows from Operating Activities:
Net Income                                                            $     34,636   $     17,527   $       3,253   $        194
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization                                               27,237         17,670           7,233          3,606
Loss on extinguishment of debts, net of minority interest                    2,230            895           4,234            ---
Minority partners' interest in consolidated partnership                        807            808             184            ---
Limited Partners' minority interest in Operating Partnership                 7,817          5,960           2,883            ---
Gain on sales of property and securities                                      (672)           ---             ---           (134)
Distribution from and share of net loss (income) from investments
in partnerships                                                                408            191             ---           (303)
Deferred rents receivable                                                   (4,500)        (3,837)            ---            ---
Equity in undistributed earnings of service companies                          (55)          (931)           (100)           ---
Equity in earnings of real estate partnerships                                (459)          (266)            ---            ---
Interest income on mortgage notes and notes receivable                      (2,392)          (870)            ---            ---
Deferred ground rents payable                                                  273            244             ---            ---
Changes in operating assets and liabilities:
Prepaid expenses and other assets                                           (1,931)          (608)           (297)           417
Tenant and affiliate receivables                                            (1,183)          (256)         (2,438)           302
Accrued expenses and other liabilities                                       8,427          2,895           2,071         (2,463)
                                                                      -------------  -------------  --------------  -------------
Net cash provided by operating activities                                   70,643         39,422          17,023          1,619
                                                                      -------------  -------------  --------------  -------------
Cash Flows from Investing Activities:
Cash from contributed net assets                                               ---            ---             629            ---
Purchases of commercial real estate properties                            (429,379)      (181,130)        (49,241)           ---
Repayment of notes payable affiliates                                          ---            ---          (6,000)           ---
Cash paid in exchange for partnership net assets                               ---            ---         (16,075)           ---
Investment in mortgage notes and notes receivable                          (50,282)       (50,892)            ---            ---
Increase in contract deposits and preacquisition costs                      (1,303)        (6,668)           (810)           ---
Additions to developments in progress                                      (40,367)        (8,427)         (2,567)           ---
Additions to commercial real estate properties                             (12,038)       (12,441)         (2,326)          (814)
Payment of leasing costs                                                    (5,417)        (5,028)         (1,672)          (125)
Investment in securities                                                    (1,756)           ---             ---            ---
Additions to furniture, fixtures and equipment                              (1,159)          (115)            (21)           (13)
Investments in and advances to real estate joint ventures                   (1,734)        (5,832)           (232)           ---
Investment in service companies                                             (4,241)        (3,170)            ---            ---
Distributions from partnership investments                                     ---            ---             ---            115
Contributions to partnership investments                                       ---            ---             ---           (244)
Proceeds from sales of properties and securities                               725            ---             ---            371
                                                                      -------------  -------------  --------------  -------------
Net cash (used in) provided by investing activities                       (546,951)      (273,703)        (78,315)          (710)
                                                                      -------------  -------------  --------------  -------------
Cash Flows from Financing Activities:
Proceeds from borrowings                                                       ---         54,402          40,779         14,004
Principal payments on borrowings                                            (1,624)          (380)       (151,230)       (13,088)
Proceeds from issuance of bonds, net of bond issuance costs                147,420            ---             ---            ---
Proceeds from mortgage refinancings, net of refinancing costs               20,134            ---             ---            ---
Payment of loan costs and prepayment penalties                              (2,403)        (2,525)         (9,138)          (268)
Advances to affiliates                                                     (20,513)        (2,952)           (243)        (1,060)
Proceeds from credit facilities                                            421,000        144,500          40,000            ---
Principal payments on credit facilities                                   (319,250)       (76,000)            ---            ---
Proceeds from issuance of common stock, and exercise of
options net of issuance costs                                              299,991        145,317         162,100            ---
Payment of dividends and distribution to minority partners
in consolidated partnership                                                (53,327)       (22,546)        (13,795)           ---
Distributions to minority partners in operating partnership                 (8,707)        (1,392)           (541)           ---
Deferred offering costs                                                        ---            ---             ---           (400)
Distributions to Predecessor Owners                                            ---            ---             ---         (4,280)
Increase in security deposits payable                                        2,727          1,561             343            ---
                                                                      -------------  -------------  --------------  -------------
Net cash provided by (used in) financing activities                        485,448        239,985          68,275         (5,092)
                                                                      -------------  -------------  --------------  -------------
Net increase (decrease) in cash and cash equivalents                         9,140          5,704           6,983         (4,183)
Cash and cash equivalents at beginning of period                            12,688          6,984               1          7,041
                                                                      -------------  -------------  --------------  -------------
Cash and cash equivalents at end of period                            $     21,828   $     12,688   $       6,984   $      2,858
                                                                      =============  =============  ==============  =============
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                              $     20,246   $     13,261   $       4,700   $      8,600
                                                                      =============  =============  ==============  =============

See accompanying notes to financial statements.

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

Organization and Formation of the Company

     The Company was incorporated in Maryland in September 1994 and is the successor to the operations of the Reckson Group. On June 2, 1995, the Company completed an initial public offering of 6,120,000 shares pre split)of $.01 par value common stock ("the Offering"). The Offering price was $24.25 per share (pre split) resulting in gross proceeds of $148,410,000. The Company also issued 400,000 shares (pre split) in a concurrent offering to the Rechler family resulting in $9,700,000 of additional proceeds. On June 28, 1995, the underwriters exercised their over allotment option and, accordingly, the Company issued an additional 918,000 shares (pre split) of common stock and received gross proceeds of $22,261,500. The aggregate proceeds to the Company, net of underwriters' discount, advisory fee and offering costs were approximately $162,000,000.

     The Company became the sole general partner of Reckson Operating Partnership L.P. (the "Operating Partnership") by contributing substantially all of the net proceeds of the Offering, in exchange for an approximate 73% interest in the Operating Partnership. All properties acquired by the Company are held by or through the Operating Partnership.

     The Operating Partnership executed various option and purchase agreements whereby it issued 2,758,960 units (pre split) in the Operating Partnership ("Units") to the continuing investors and assumed approximately $163,438,000 (net of the Omni mortgages) of indebtedness in exchange for interests in certain property partnerships, fee simple and leasehold interests in properties and development land, certain business assets of the executive center entities and 100% of the non-voting preferred stock of the management and construction companies.

Basis of Presentation and Summary of Significant Accounting Policies

     The accompanying consolidated financial statements of Reckson Associates Realty Corp. include the accounts of the Company and its subsidiaries. The Company's investments in Reckson Management Group, Inc., Reckson Construction Group, Inc., Reckson Service Industries, Inc. and Reckson Executive Centers, L.L.C. are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

     The minority interests at December 31, 1997 represent approximately a 16% limited partnership interest in the Operating Partnership and a 40% minority partners' interest in the Omni.

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

Deferred Costs

     Lease fees and loan costs are capitalized and amortized over the life of the related lease or loan. The Company incurred costs related to offerings of common stock which were charged to Stockholders' Equity.

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

     During 1997, the Company paid dividends of $1.54 per share (representing dividends for five quarters) of which approximately 72% was considered ordinary income and 28% was a return of capital for federal income tax purposes. During 1996, the Company paid dividends of $.89 per share (split adjusted and representing dividends for three quarters) all of which was ordinary income for federal income tax purposes.

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

     The Company records interest income on investments in mortgage notes and notes receivable on an accrual basis of accounting. The Company does not accrue interest on impaired loans where, in the judgment of management, collection of interest according to the contractual terms is considered doubtful. Among the factors the Company considers in making an evaluation of the collectibility of interest are, the status of the loan, the value of the underlying collateral, the financial condition of the borrower and anticipated future events. Loan discounts are amortized over the life of the real estate using the constant interest method.

Construction Operations

     Construction operations are accounted for utilizing the completed contract method. Under this method, costs and related billings are deferred until the contract is substantially complete. Estimated losses on uncompleted contracts are recorded in the period that management determines that a loss may be incurred.

Stock Options

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," (FAS No. 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense was recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant (see Note 6).

Earnings Per Share

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. The conversion of Units into common stock (Note 6) would not have a significant effect on per share amounts as the Units share proportionately with the common stock in the results of the Operating Partnership's operations.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   Mortgage Notes Payable

     At December 31, 1997, there are thirteen mortgage notes payable with an aggregate outstanding principal amount of approximately $180 million. Properties with an aggregate carrying value at December 31, 1997 of approximately $225 million are pledged as collateral against the mortgage notes payable. In addition, $59.2 million of the $180 million are recourse to the
Company.   The mortgage notes bear interest at rates ranging from 6.82% to
9.25%, and mature between 1999 and 2012. The weighted average interest rate on the outstanding mortgage notes payable at December 31, 1997 is 7.71%. Certain of the mortgage notes payable are guaranteed by certain minority partners in the Operating Partnership.

     Scheduled principal repayments during the next five years and thereafter are as follows (in thousands):

         Year Ended December 31,

         1998                                $        2,327
         1999                                         2,368
         2000                                        33,788
         2001                                         2,336
         2002                                        26,978
         Thereafter                                 112,226
                                             ---------------
                                             $      180,023
                                             ===============

3.    Credit Facilities

     On April 30, 1997, the Company obtained a three-year $250 million unsecured credit facility from a bank group led by Chase Manhattan Bank and Union Bank of Switzerland (the "Unsecured Credit Facility"). The Company's ability to borrow thereunder is subject to the satisfaction of certain financial covenants, including limitations on unsecured and secured borrowings, minimum interest and fixed charge coverage ratios, a minimum equity value and a maximum dividend payout ratio. In addition, borrowings under the Unsecured Credit Facility bear interest at a floating rate equal to one, two, three or six month LIBOR (at the Company's election) plus a spread ranging from 1.125% to 1.50%, based on the Company's leverage ratio. The Unsecured Credit Facility replaced the Company's existing $150 million secured credit facility. As a result, certain deferred loan costs incurred in connection with the secured credit facility were written off. Such amount is reflected as an extraordinary loss in the accompanying consolidated statement of income.

     The Company capitalized interest incurred on credit facility borrowings to fund certain development costs in the amount of $2,351,201 and $800,434 for the years ended December 31, 1997 and 1996, respectively.

     On January 2, 1998, the Company obtained a $200 million unsecured credit facility (the "Bridge Facility") which matures on April 1, 1998. The Bridge Facility was provided by the two lead members of the Unsecured Credit Facility bank group and serves as interim financing while the Company seeks to expand the availability under the Unsecured Credit Facility.

4.   Senior Unsecured Notes

     On August 28, 1997, the Company sold $150 million of 10-year senior unsecured notes in a privately placed transaction. The senior unsecured notes were priced at par with interest at 110 basis points over the 10- year treasury note for an all in coupon of 7.2%. Interest is payable semiannually with principal and unpaid interest due on August 28, 2007.

5.    Land Leases

     The Company leases, pursuant to noncancellable operating leases, the land on which seven of its buildings were constructed. The leases, which contain renewal options, expire between 2018 and 2080. The leases contain provisions for scheduled increases in the minimum rent and one of the leases additionally provides for adjustments to rent based upon the fair market value of the underlying land at specified intervals. Minimum ground rent is recognized on a straight-line basis over the terms of the leases. The excess of amounts recognized over amounts contractually due is $1,948,000 and $1,676,000 at December 31, 1997 and 1996, respectively. These amounts are included in accrued expenses and other liabilities on the accompanying balance sheets. Future minimum lease commitments relating to the land leases as of December 31, 1997 are as follows (in thousands):

    1998                                                 $     $1,093
    1999                                                        1,202
    2000                                                        1,203
    2001                                                        1,212
    2002                                                        1,212
    Thereafter                                                 42,114
                                                         -------------
                                                         $     48,036
                                                         =============

6.    Stockholders' Equity

     A Unit and a share of common stock have essentially the same economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership. Beginning on the second anniversary of the consummation of the Offering, Units may be redeemed for cash or, at the election of the Company, for shares of common stock on a one-for-one basis.

     On February 12, 1997, the Board of Directors of the Company declared a two for one stock split to be effected as a stock dividend distributable on April 15, 1997 to stockholders of record on April 4, 1997.

     On March 12, 1997, the Company sold 9,890,000 shares (split adjusted) of the Company's common stock at $22.63 per share (split adjusted) for an aggregate consideration of approximately $224 million before deducting offering costs.

     On December 5, 1997, the Company sold 3,081,177 shares of the Company's common stock at $26.00 per share for an aggregate consideration of approximately $80.1 million before deducting offering costs.

     The Company has established the 1995, 1996 and 1997 Employee Stock Option Plans (the "Plans") for the purpose of attracting and retaining executive officers, directors and other key employees. As of December 31, 1997, 1,500,000, 400,000 and 3,000,000 of the Company's authorized shares have been reserved for issuance under the 1995, 1996 and 1997 plans, respectively.

     The following table sets forth the outstanding options and their corresponding exercise price per share:
                                         Options           Exercise Price Range
                                         Granted <F1>     From <F1>    To <F1>
                                         --------------  -----------  -----------
1995 Employee Stock Option Plan              1,296,216   $    12.13   $    22.75

1996 Employee Stock Option Plan                 70,433   $    19.75   $    22.75

1997 Employee Stock Option Plan              1,147,500   $    22.75   $    27.13
                                         --------------
Total                                        2,514,149
                                         ==============

<F1>
Prices through December 31, 1996 are split adjusted.

     Options granted to new employees vest in three equal installments on the first, second and third anniversaries of the date of the grant. Options granted to existing employees are generally exercisable on the date of the grant.

     In addition, the independent directors of the Company have been granted options to purchase 45,000 shares pursuant to the 1995 Employee Stock Option Plan at exercise prices ranging from $12.13 to $22.50 per share (split adjusted) and options to purchase 3,000 shares pursuant to the 1997 Employee Stock Option Plan at an exercise price of $25.31 per share. The options granted to the independent directors were exercisable on the date of the grant.

     The Company has made loans to certain executive officers to purchase 310,834 shares of common stock at market prices ranging from $22.50 per share to $27.13 per share. The loans bear interest at the mid-term Applicable Federal Rate and are secured by the shares purchased. Such loans including accrued interest will be forgiven each year on the annual anniversary of the grant date based upon a ten year amortization period with a balloon payment due on the fifth anniversary. As of December 31, 1997, the loan balances aggregated approximately $7,860,000 and have been included as a reduction of additional paid in capital on the accompanying consolidated balance sheets.

     During 1997 and 1996, 140,406 and 13,977, respectively of employee options were exercised resulting in proceeds to the Company of approximately $1,888,000 and $338,000, respectively.

     During 1998, the Company established the 1998 Employee Stock Option Plan which reserves 3,000,000 shares of the Company's authorized shares for issuance under this plan. On January 9, 1998, 1,415,965 options were granted at an exercise price of $25.75 per share.

     Pro forma information regarding net income and earnings per share is required by FAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995; respectively: risk-free interest rate of 5%; dividend yields of 4.7%, 7.57% and 10.22%; volatility factors of the expected market price of the Company's common stock of .142, and a weighted-average expected life of the option of 5 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                             Year Ended        Year Ended       June 3,1995 to
                                             December 31,      December 31,     December 31,
                                             1997              1996             1995
                                           ----------------  ----------------  ---------------
Pro forma net income                       $        34,287   $        17,431   $        3,226
                                           ================  ================  ===============
Basic Pro forma earnings per share         $          1.05   $          0.88   $         0.22
                                           ================  ================  ===============
Diluted pro forma earnings per share       $          1.03   $          0.86   $         0.22
                                           ================  ================  ===============

     A summary of the Company's stock option activity, and related information follows:

                                                             Weighted-Average
                                                             Exercise
                                               Options       Price <F1>
                                         -----------------  -----------------
Outstanding - June 3, 1995                            ---                ---
Granted                                           864,060   $          12.23
Exercised                                             ---                ---
Forfeited                                             ---                ---
                                         -----------------
Outstanding- December 31, 1995                    864,060   $          12.23
Granted                                           621,478   $          16.94
Exercised                                         (27,954)  $          12.39
Forfeited                                         (36,370)  $          12.77
                                         -----------------
Outstanding - December 31, 1996                 1,421,214   $          14.28
Granted                                         1,123,300   $          26.67
Exercised                                        (126,429)  $          14.94
Forfeited                                         (10,319)  $          16.33
                                         -----------------
Outstanding- December 31, 1997                  2,407,766   $          20.16
                                         =================

<F1>
Prices through December 31, 1996 are split adjusted.

     The weighted average fair value of options granted for the period June 2, 1995 to December 31, 1995, for the years ended December 31, 1996 and 1997 was $.25, $.86 and $1.47, respectively. In addition, there were 30,000 options at a weighted average per share exercise price of $12.13, 403,564 options at a weighted average per share exercise price of $13.95 and 1,758,534 options at a weighted average per share exercise price of $20.16 exercisable at December 31, 1995, 1996 and 1997, respectively.

     Exercise prices for options outstanding as of December 31, 1997 ranged from $12.13 per share to $27.13 per share. The weighted-average remaining contractual life of those options is approximately 8.81 years.

     The Company made loans to certain senior officers to purchase units at market prices ranging from $12.13 per unit to $21.94 per unit. The loans bear interest at rates ranging between 8% to 8.5% and are secured by the units purchased. Such loans will be forgiven ratably at each anniversary of employment over a four to five year period. The loan balances of $325,500 and $250,000 at December 31, 1997 and 1996, respectively have been included as a reduction of additional paid in capital on the accompanying consolidated balance sheets.

     The following is the Company's reconciliation of the numerators and denominators of the basic and diluted net income per weighted average common share computations and other related disclosures required by FAS Statement 128 (in thousands except share amounts).

     The following table sets forth the computation of basic and diluted earnings per share:
                                                   For the year     For the year     For the period
                                                   ended            ended            June 3,1995 to
                                                   December 31,     December 31,     December 31,
                                                   1997             1996             1995
                                                  ---------------  ---------------  ---------------
Numerator:
Net income before extraordinary items             $      $36,866   $      $18,422   $       $7,487
                                                  ---------------  ---------------  ---------------
Numerator for basic and diluted earnings
  per share                                       $      $36,866   $      $18,422   $       $7,487
                                                  ===============  ===============  ===============
Denominator:
Denominator for basic earnings per share -
   weighted-average shares                                32,727           19,928           14,678
Effect of dilutive securities:
Employee stock options                                       533              262               47
                                                  ---------------  ---------------  ---------------
Denominator for diluted earnings per share -
  adjusted weighted-average shares and
  assumed conversions                                     33,260           20,190           14,725
                                                  ===============  ===============  ===============
Basic earnings per common share:
Income before extraordinary items                 $         1.13   $         0.92   $         0.51
Extraordinary items                                         (.07)            (.04)            (.29)
                                                  ---------------  ---------------  ---------------
Net income per common share                       $         1.06   $         0.88   $         0.22
                                                  ===============  ===============  ===============
Diluted earnings per  common share:
Income before extraordinary items                 $         1.11   $         0.91   $         0.51
Extraordinary items                                         (.07)            (.04)            (.29)
                                                  ---------------  ---------------  ---------------
Diluted net income per common share               $         1.04   $         0.87   $         0.22
                                                  ===============  ===============  ===============

7.    Related Party Transactions

     The Company, through its subsidiaries and affiliates, provides management, leasing and other tenant related services to the Properties. Certain executive officers of the Company have continuing ownership interests in the unconsolidated service companies.

     In connection with the IPO, the Company was granted options, exercisable over a 10 year period to acquire six properties owned by the Predecessor (the "Reckson Option Properties") and four properties in which the Predecessor owns a non-controlling minority interest (the "Other Option Properties" and, together with the Reckson Option Properties, the "Option Properties") at a purchase price equal to the lesser of (i) a fixed purchase price and (ii) the Net Operating Income, as defined, attributable to such Option Property during the 12 month period preceding the exercise of the option divided by a capitalization rate of 11.5%, but the purchase price shall in no case be less than the outstanding balance of the mortgage debt encumbering the Option Property on the acquisition date.

     During 1996, the Company acquired three of the Reckson Option Properties for an aggregate purchase price of approximately $26 million. In connection with the purchase of such Option Properties the Company issued 271,228 Units at prices ranging from $16.38 per unit to $18.50 per unit (split adjusted) as partial consideration in the transactions. Such Units were issued to certain members of management and entities whose partners included members of management.

     During 1997, the Company acquired one of the Reckson Option Properties for a purchase price of approximately $9 million. In connection with the purchase, the Company issued 203,804 Units at a price of $21 per unit (split adjusted) as partial consideration in the transaction. Such Units were issued to certain members of management and entities whose partners include members of management.

     The Company made construction loan advances to fund certain redevelopment and leasing costs relating to one of the Other Option Properties. At December 31, 1997 and 1996, advances due the Company were approximately $4,200,000 and $2,940,000, respectively. Such amounts bear interest at the rate of 11% per
annum and are due on demand.   In January 1998, the outstanding  advances
including accrued and unpaid interest was repaid in full.

     During 1997, the Company formed Reckson Service Industries, Inc. ("RSI") and Reckson Strategic Venture Partners, LLC ("RSVP"). The Operating Partnership owns a 95% nonvoting interest in RSI. RSI will serve as the managing member of RSVP. RSI will invest in operating companies that generally will provide commercial services to properties owned by the Company and its tenants and third parties. RSVP was formed to provide the Company with a "research and development" vehicle to invest in alternative real estate sectors. RSVP will invest primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus. RSVP's strategy is to identify and acquire interests in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as a platform for future growth. The Company will determine the prudence of increasing its investment and the potential for incorporating it as a core business. At December 31, 1997, the Operating Partnership had made investments in or loans to RSI and RSVP aggregating approximately $4.3 million and $7.4 million, respectively in connection with start up costs and certain initial investments. Such amounts have been included in other assets on the accompanying balance sheet.

8.   Commercial Real Estate Investments

     During the period from June 3, 1995 to December 31, 1996 the Company acquired 22 office properties encompassing approximately 2.8 million square feet and 16 industrial properties encompassing approximately 1.4 million square feet for an aggregate purchase price of approximately $273 million.

     During 1997, the Company acquired five office properties encompassing approximately 881,000 square feet and 15 industrial properties encompassing approximately 968,000 square feet on Long Island for an aggregate purchase price of approximately $131 million.

     During 1997, the Company acquired eight office properties encompassing approximately 830,000 square feet and three industrial properties encompassing approximately 163,000 square feet in Westchester for an aggregate purchase price of approximately $117 million. In addition, the Company acquired approximately 32 acres of land located in Westchester for a purchase price of approximately $8 million.

     During 1997, the Company acquired one industrial property encompassing approximately 452,000 square feet in Connecticut for a purchase price of approximately $27 million.

     During 1997, the Company acquired 13 office properties encompassing approximately 1.5 million square feet and one industrial property encompassing approximately 128,000 square feet in New Jersey for an aggregate purchase price of approximately $156 million. In addition, the Company acquired approximately 303 acres of land located in New Jersey for an aggregate purchase price of approximately $16.2 million.

     In October 1997, the Company entered into an agreement to invest $150 million in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. The Morris Companies' properties include twenty three industrial buildings encompassing approximately 4.0 million square feet. The Company's investment will be used to acquire a controlling interest in Reckson Morris Operating Partnership, L.P. ("RMI"). In connection with the transaction the Morris Companies will contribute 100% of their interests in certain industrial properties to RMI in exchange for operating partnership units in RMI. On January 6, 1998, the Company made its initial investment into RMI of approximately $65 million. In addition, at December 31, 1997, the Company had advanced approximately $12 million to the Morris Companies primarily to fund certain construction costs related to development properties to be contributed to RMI.

     In October 1997, the Company sold 671 Old Willets Path in Hauppauge, New York for approximately $725,000 and recorded a gain on the sale of $672,000.

     In addition, the Company has invested approximately $72.5 million in certain mortgage indebtedness encumbering five Class A office buildings located on Long Island encompassing approximately 927,000 square feet, a 400 acre parcel of land located in New Jersey and, a 586,000 square foot industrial property in New Jersey. In addition, on March 13, 1997 the Company loaned approximately $17 million to its minority partner in Omni, its flagship Long Island office property, and effectively increased its economic interest in the property owning partnership.

9.    Fair Value of Financial Instruments

     The following disclosures of estimated fair value at December 31, 1997 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     Cash equivalents and variable rate debt are carried at amounts which reasonably approximate their fair values.

     Mortgage notes payable have an estimated aggregate fair value which approximates its carrying value. Estimated fair value is based on interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities.

10.   Rental Income

     The Properties are being leased to tenants under operating leases. The minimum rental amount due under certain leases are generally either subject to scheduled fixed increases or indexed escalations. In addition, the leases generally also require that the tenants reimburse the Company for increases in certain operating costs and real estate taxes above base year costs.

     Included in base rents and tenant escalations and reimbursements in the accompanying statements of operations are amounts from Reckson Executive Centers, LLC, an equity investee, as follows (in thousands):
                                                             Tenant
                                                             Escalations and
For the Periods                             Base Rents       Reimbursements
                                           ---------------  ---------------
Year ended December 31, 1997               $        2,154   $          441
Year ended December 31, 1996               $        1,898   $          417
June 3, 1995 to December 31, 1995          $        1,095   $          100
January 1, 1995 to June 2, 1995            $          675   $           48

     Expected future minimum rents to be received over the next five years and thereafter from leases in effect at December 31, 1997 are as follows (in thousands):

                             Reckson
                             Executive
                             Centers, LLC    Other Tenants   Total
                            --------------  --------------  --------------
1998                        $       2,561   $     156,909   $     159,470
1999                                2,634         147,473         150,107
2000                                1,549         133,814         135,363
2001                                  787         109,767         110,554
2002                                  820          94,112          94,932
Thereafter                          3,814         206,336         210,150
                            --------------  --------------  --------------
                            $      12,165   $     848,411   $     860,576
                            ==============  ==============  ==============

11.   Non-Cash Investing and Financing Activities

     Additional supplemental disclosures of non-cash investing and financing activities are as follows (in thousands):

(1) During 1996, the Company purchased eight office properties located in Westchester County and associated management and construction operations as follows:

               Cash Paid                                         $58,533
               Issuance of 677,534 Units (1)                       9,527
               Purchase price holdback                             1,700
               Mortgage assumed                                    9,366
                                                           --------------
               Total purchase price                              $79,126
                                                           ==============

(2) During 1996, the Company acquired three of the Reckson Option Properties as follows:

               Debt assumed and repaid                           $21,750
               Issuance of 271,228 Units (1)                       4,516
                                                           --------------
               Total purchase price                              $26,266
                                                           ==============

(3) In January 1997, the Company acquired one of the Reckson Option Properties as follows:

               Mortgage assumed                                   $4,667
               Issuance of 203,804 Units (1)                       4,280
               Cash paid                                              61
                                                           --------------
               Total purchase price                               $9,008
                                                           ==============

(4) In November 1997, the Company purchased a 181,000 square foot industrial building located in Hauppauge, New York as follows:

               Mortgage assumed and repaid                        $3,037
               Issuance of 62,905 Units                            1,578
               Cash paid                                              10
                                                           --------------
               Total purchase price                               $4,625
                                                           ==============

(5) In December 1997, the Company purchased a 92,000 square foot industrial building located in Elmsford, New York as follows:

               Issuance of 183,469 Units                          $4,700
          ----
          (1)  Split adjusted

12.  Commitments and Other Comments

     The Company entered into employment agreements with its chairman and five executive officers. The agreements are for terms expiring through June 1998.

     The Company sponsors a defined contribution savings plan pursuant to section 401(k) of the Internal Revenue Code. Under such plan, there are no prior service costs. All employees are eligible to participate in the plan after one year of service. Employer contributions are based on a discretionary amount determined by the Company's management. During 1997 and 1996, the Company made no contributions.

     At December 31, 1996, the Company had restricted cash of $1.8 million which collateralized an outstanding letter of credit for an equal amount.

     At December 31, 1997, the Company had outstanding undrawn letters of credit against the Unsecured Credit Facility of approximately $4 million.

13.  Quarterly Financial Data (Unaudited)

     The following summary represents the Company's results of operations for each quarter during 1997 and 1996 (in thousands, except share amounts):

                                                                        1997
                                         ---------------  ---------------  ---------------  ---------------
                                          First Quarter    Second Quarter   Third Quarter    Fourth Quarter
                                         ---------------  ---------------  ---------------  ---------------
Total revenues                           $       31,692   $       36,194   $       40,342   $       45,167
                                         ===============  ===============  ===============  ===============
Income before minority interests and
  extraordinary items                    $        8,805   $       11,990   $       11,470   $       13,225
Minority interest                                (2,021)          (2,194)          (2,061)          (2,348)
Extraordinary (loss)                                ---           (1,962)            (268)             ---
                                         ---------------  ---------------  ---------------  ---------------
Net income                               $        6,784   $        7,834   $        9,141   $       10,877
                                         ===============  ===============  ===============  ===============
Basic net income per weighted
average common share:
Income before extraordinary item         $         0.26   $         0.29   $         0.27   $         0.31
Extraordinary loss                                  ---             (.06)            (.01)             ---
                                         ---------------  ---------------  ---------------  ---------------
Net income                               $         0.26   $         0.23   $         0.26   $         0.31
                                         ===============  ===============  ===============  ===============
Weighted average common shares
  outstanding                                26,569,162       34,298,137       34,477,050       35,445,213
                                         ===============  ===============  ===============  ===============

Diluted net income per common
share (Notes 1 and 6):
Income before extraordinary items        $         0.25   $         0.28   $         0.27   $         0.30
Extraordinary items                                 ---             (.06)            (.01)             ---
                                         ---------------  ---------------  ---------------  ---------------
Diluted net income per common share      $         0.25   $         0.22   $         0.26   $         0.30
                                         ===============  ===============  ===============  ===============
Diluted weighted average common
  shares outstanding                         27,056,018       34,801,582       35,030,464       36,032,319
                                         ===============  ===============  ===============  ===============

                                                                         1996
                                           ---------------  ---------------  ---------------  ---------------
                                            First Quarter    Second Quarter   Third Quarter    Fourth Quarter
                                           ---------------  ---------------  ---------------  ---------------
Total revenues                             $       19,065   $       22,694   $       24,719   $       29,663
                                           ===============  ===============  ===============  ===============
Income before minority interests and
  extraordinary items                      $        4,902   $        6,421   $        6,395   $        7,472
Minority interest                                  (1,584)          (1,730)          (1,682)          (1,772)
Extraordinary (loss)                                 (895)             ---              ---              ---
                                           ---------------  ---------------  ---------------  ---------------
Net income                                 $        2,423   $        4,691   $        4,713   $        5,700
                                           ===============  ===============  ===============  ===============
Basic net income per weighted
average common share:
Income before extraordinary item           $         0.22   $         0.23   $         0.23   $         0.24
Extraordinary loss                                   (.06)             ---              ---              ---
                                           ---------------  ---------------  ---------------  ---------------
Net income                                 $         0.16   $         0.23   $         0.23   $         0.24
                                           ===============  ===============  ===============  ===============
Weighted average common shares
  outstanding                                  14,889,612       20,349,210       20,880,474       23,541,600
                                           ===============  ===============  ===============  ===============

Diluted net income per common
share  (Notes 1 and 6):
Income before extraordinary items          $         0.22   $         0.23   $         0.22   $         0.24
Extraordinary items                                  (.06)             ---              ---              ---
                                           ---------------  ---------------  ---------------  ---------------
Diluted net income per common share        $         0.16   $         0.23   $         0.22   $         0.24
                                           ===============  ===============  ===============  ===============
Diluted weighted average common
  shares outstanding                           15,049,117       20,557,479       21,173,909       23,929,975
                                           ===============  ===============  ===============  ===============

14.  Subsequent Events

     On February 18, 1998 the Company sold 791,152 shares of the Company's common stock at $25.44 per share for an aggregate consideration of approximately $20.1 million before deducting offering expenses. Net proceeds were used to repay borrowings under the Unsecured Credit Facility and for property acquisitions.

                                                       Reckson Associates Realty Corp.
                                           Schedule III-Real Estate And Accumulated Depreciation
                                                             December 31, 1997
                                                               (In thousands)
                                                                         Cost Capitalized        Gross Amount at
                                                                           Subsequent to         Which Carried at
                                                       Initial Cost         Acquisition          Close of Period

              Column A               Column B            Column C             Column D              Column E
                                    -------------- -------------------- --------------------- ---------------------

                                                             Buildings             Buildings             Buildings
                                                             and                   and                   and
                                     Encum-                  Improve-              Improve-              Improve-
            Description              brance        Land      ments       Land      ments       Land      ments       Total
                                    ------------- --------- ----------- --------- ----------- --------- ----------- -----------
Vanderbilt Industrial Park,
  Hauppauge, New York
 (27 buildings in an
  industrial park)                             B  $  1,940  $    9,955       ---  $    8,789  $  1,940  $   18,744  $   20,684
Airport International Plaza,
  Islip, New York
 (17 buildings in an
  industrial park)                      2,616(c)     1,263      13,608       ---       9,670     1,263      23,278      24,541
County Line Industrial Center,
  Huntington, New York
 (3 buildings in an
  industrial park)                             B       628       3,686       ---       2,438       628       6,124       6,752
32 Windsor Place,
  Islip,  New York                             B        32         321       ---          46        32         367         399
42 Windsor Place,
  Islip, New York                              B        48         327       ---         542        48         869         917
505 Walt Whitman Rd.,
  Huntington, New York                         B       140          42       ---          52       140          94         234
1170 Northern Blvd.,
  N.  Great Neck, New York                     B        30          99       ---          31        30         130         160
50 Charles Lindbergh Blvd.,
  Mitchel Field, New York                 15,479         A      12,089       ---       3,526         0      15,615      15,615
200 Broadhollow Road,
  Melville, New York                       6,649       338       3,354       ---       2,362       338       5,716       6,054
48 South Service Road,
  Melville, New York                           B     1,652      10,245       ---       3,351     1,652      13,596      15,248
395 North Service Road,
  Melville, New York                       9,917         A      15,551       ---       6,475         0      22,026      22,026
6800 Jericho Turnpike,
  Syosset, New York                       15,001       582       6,566       ---       5,941       582      12,507      13,089
6900 Jericho Turnpike,
  Syosset, New York                        5,279       385       4,228       ---       1,674       385       5,902       6,287
300 Motor Parkway,
  Hauppauge, New York                          B       276       1,136       ---         828       276       1,964       2,240
88 Duryea Road,
  Melville, New York                           B       200       1,565       ---         616       200       2,181       2,381
210 Blydenburgh Road,
  Islandia, New York                           B        11         158       ---         159        11         317         328
208 Blydenburgh Road,
  Islandia, New York                           B        12         192       ---         145        12         337         349
71 Hoffman Lane,
  Islandia, New York                           B        19         260       ---         172        19         432         451
933 Motor Parkway,
  Smithtown, New York                          B       106         375       ---         361       106         736         842
65 and 85 South Service Rd
  Plainview, New York                          B        40         218       ---          10        40         228         268
333 Earl Ovington Blvd. (Omni)
  Mitchel Field, New York                 57,839         A      67,221       ---      15,556         0      82,777      82,777
135 Fell Court
  Islip, New York                              B       462       1,265       ---          48       462       1,313       1,775
40 Cragwood Road,
  South Plainfield, New Jersey                 B       708       7,131        17       3,664       725      10,795      11,520
110 Marcus Drive,
  Huntington, New York                         B       390       1,499       ---          13       390       1,512       1,902
333 East Shore Road,
  Great Neck, New York                         B         A         564       ---         128         0         692         692
310 East Shore Road,
  Great Neck, New York                     2,322       485       2,009       ---         265       485       2,274       2,759
70 Schmitt Blvd.,
  Farmingdale, New York                      425       727       3,408       ---          15       727       3,423       4,150
19 Nicholas Drive,
  Yaphank, New York                            B       160       7,399       ---         ---       160       7,399       7,559
1516 Motor Parkway,
  Hauppauge, New York                          B       603       6,722       ---          13       603       6,735       7,338
125 Baylis Road,
  Melville, New York                           B     1,601       8,626       ---         422     1,601       9,048      10,649
35 Pinelawn Road,
  Melville, New York                           B       999       7,073       ---       1,354       999       8,427       9,426
520 Broadhollow Road
  Melville, New York                           B       457       5,572       ---       1,404       457       6,976       7,433
1660 Walt Whitman Road,
  Melville, New York                           B       370       5,072       ---         389       370       5,461       5,831
70 Maxess Road,
  Melville, New York                       1,863       708       1,859        96       3,806       804       5,665       6,469
85 Nicon Court,
  Hauppauge, New York                          B       797       2,818       ---          54       797       2,872       3,669
104 Parkway Drive So.,
  Hauppauge, New York                          B        54         804       ---         130        54         934         988
20 Melville Park Rd.,
  Melville, New York                           B       391       2,650       ---          96       391       2,746       3,137
105 Price Parkway,
  Hauppauge, New York                          B     2,030       6,327       ---         311     2,030       6,638       8,668
48 Harbor Park Drive,
  Hauppauge, New York                          B     1,304       2,247       ---          89     1,304       2,336       3,640
125 Ricefield Lane,
  Hauppauge, New York                          B        13         852       ---         330        13       1,182       1,195
110 Ricefield Lane,
  Hauppauge, New York                          B        33       1,043       ---          52        33       1,095       1,128
120 Ricefield Lane,
  Hauppauge, New York                          B        16       1,051       ---          30        16       1,081       1,097
135 Ricefield Lane,
  Hauppauge, New York                          B        24         906       ---         473        24       1,379       1,403
30 Hub Drive,
  Huntington, New York                         B       469       1,571       ---         246       469       1,817       2,286
60 Charles Lindbergh,
  Mitchel Field, New York                      B         A      20,800       ---       1,344       ---      22,144      22,144
155 White Plains Rd
  Tarrytown, New York                          B     1,613       2,542       ---         595     1,613       3,137       4,750
2 Church Street,
  Tarrytown, New York                          B       232       1,307       ---         385       232       1,692       1,924
235 Main Street,
  Tarrytown, New York                          B       955       5,375       ---         562       955       5,937       6,892
245 Main Street,
  Tarrytown, New York                          B     1,294       7,284       ---         790     1,294       8,074       9,368
505 White Plains Road,
  Tarrytown, New York                          B       236       1,332       ---         163       236       1,495       1,731
555 White Plains Road,
  Tarrytown, New York                          B       712       4,133        13       2,658       725       6,791       7,516
560 White Plains Road,
  Tarrytown, New York                          B     1,553       8,756       ---       1,688     1,553      10,444      11,997
580 White Plains Road,
  Tarrytown, New York                      8,811     2,591      14,595       ---       1,347     2,591      15,942      18,533
660 White Plains Road,
  Tarrytown, New York                          B     3,929      22,640       ---       1,738     3,929      24,378      28,307
Landmark Square,
  Stamford, CT                            49,291    11,603      64,466       ---       6,216    11,603      70,682      82,285
110 Bi-County Blvd.,
  Farmingdale, New York                    4,531     2,342       6,665       ---         124     2,342       6,789       9,131
RREEF Portfolio,
  Hauppauge, New York
 (10 additional  buildings in
  Vanderbuilt Industrial Park)                 B       930      20,619       ---         523       930      21,142      22,072
275 Broadhollow Road,
  Melville, New York                           B     5,250      11,761       ---         464     5,250      12,225      17,475
One Eagle Rock,
  East Hanover, New Jersey                     B       803       7,563       ---          21       803       7,584       8,387
710 Bridgeport Avenue,
  Shelton, CT                                  B     5,405      21,620       ---         440     5,405      22,060      27,465
101 JFK Expressway,
  Short Hills, New Jersey                      B     7,745      43,889       ---         263     7,745      44,152      51,897
10 Rooney Circle,
  West Orange, New Jersey                      B     1,302       4,615       ---         408     1,302       5,023       6,325
Executive Hill Office Park,
  West Orange, New Jersey                      B     7,629      31,288       ---         410     7,629      31,698      39,327
3 University Plaza,
  Hackensack, New Jersey                       B     7,894      11,846       ---         110     7,894      11,956      19,850
400 Garden City Plaza,
  Garden City, New York                        B    13,986      10,127       ---         225    13,986      10,352      24,338
425 Rabro Drive,
  Hauppauge, New York                          B       665       3,489       ---          63       665       3,552       4,217
One Paragon Drive,
  Montvale, New Jersey                         B     2,773       9,901       ---          91     2,773       9,992      12,765
90 Merrick Avenue,
  East Meadow, New York                        B       ---      19,193       ---         332       ---      19,525      19,525
150 Motor Parkway,
  Hauppauge, New York                          B     1,114      20,430       ---         839     1,114      21,269      22,383
390 Motor Parkway,
  Hauppauge, New York                          B       240       4,459       ---         202       240       4,661       4,901
Royal Executive Park,
  Ryebrook, New York                           B    18,343      55,028       ---         479    18,343      55,507      73,850
120 White Plains Road,
  Tarrytown, New York                          B     3,355      24,605       ---         ---     3,355      24,605      27,960
University Square,
  Princeton, New Jersey                        B     8,045       8,888       ---          19     8,045       8,907      16,952
100 Andrews Road,
  Hicksville, New York                         B     2,812       1,711       ---       5,155     2,812       6,866       9,678
2 Macy Road,
  Harrison, New York                           B       642       2,131       ---          19       642       2,150       2,792
80-100 Grasslands,
  Elmsford, New York                           B     1,609       6,823       ---         106     1,609       6,929       8,538
65 Marcus Drive,

  Melville, New York                           B       295       1,966       ---         865       295       2,831       3,126
Land held for development                      B    29,309         ---       ---         ---    29,309         ---      29,309
Development in progress                        B     5,492      10,757       ---       8,915     5,492      19,672      25,164
Other property                                 B       ---         ---       ---       1,998       ---       1,998       1,998
                                    ------------- --------- ----------- --------- ----------- --------- ----------- -----------
Total                                    180,023  $173,201  $  722,268  $    126  $  115,633  $173,327  $  837,901  $1,011,228

<F1>
A - These land parcels are leased (see Note 4).
<F2>
B - There are no encumbrances on these properties.
<F3>
C - The encumbrance of $2,616 is related to one property.

                                 Reckson Associates Realty Corp.
                     Schedule III-Real Estate And Accumulated Depreciation
                                 December 31, 1997 (Continued)
                                        (In thousands)

              Column A               Column F        Column G       Column H        Column I
                                    --------------  -------------  --------------  ---------------
                                                                                    Life on which
                                     Accumulated     Date of        Date            Depreciation
            Description              Depreciation    Construction   Acquired        is Computed
                                    --------------  -------------  --------------  ---------------
Vanderbilt Industrial Park,
  Hauppauge, New York
 (27 buildings in an
  industrial park)                  $      11,432      1961-1979       1961-1979      10-30 years
Airport International Plaza,
  Islip, New York
 (17 buildings in an
  industrial park)                         12,463      1970-1988       1970-1988      10-30 years
County Line Industrial Center,
  Huntington, New York
 (3 buildings in an
  industrial park)                          3,721      1975-1979       1975-1979      10-30 years
32 Windsor Place,
  Islip,  New York                            294           1971            1971      10-30 years
42 Windsor Place,
  Islip, New York                             615           1972            1972      10-30 years
505 Walt Whitman Rd.,
  Huntington, New York                         60           1950            1968      10-30 years
1170 Northern Blvd.,
  N.  Great Neck, New York                    115           1947            1962      10-30 years
50 Charles Lindbergh Blvd.,
  Mitchel Field, New York                   7,347           1984            1984      10-30 years
200 Broadhollow Road,
  Melville, New York                        3,151           1981            1981      10-30 years
48 South Service Road,
  Melville, New York                        5,895           1986            1986      10-30 years
395 North Service Road,
  Melville, New York                        8,849           1988            1988      10-30 years
6800 Jericho Turnpike,
  Syosset, New York                         7,338           1977            1978      10-30 years
6900 Jericho Turnpike,
  Syosset, New York                         2,898           1982            1982      10-30 years
300 Motor Parkway,
  Hauppauge, New York                       1,101           1979            1979      10-30 years
88 Duryea Road,
  Melville, New York                        1,027           1980            1980      10-30 years
210 Blydenburgh Road,
  Islandia, New York                          243           1969            1969      10-30 years
208 Blydenburgh Road,
  Islandia, New York                          284           1969            1969      10-30 years
71 Hoffman Lane,
  Islandia, New York                          345           1970            1970      10-30 years
933 Motor Parkway,
  Smithtown, New York                         490           1973            1973      10-30 years
65 and 85 South Service Rd
  Plainview, New York                         221           1961            1961      10-30 years
333 Earl Ovington Blvd. (Omni)
  Mitchel Field, New York                  12,371           1990            1995      10-30 years
135 Fell Court
  Islip, New York                             238           1965            1992      10-30 years
40 Cragwood Road,
  South Plainfield, New Jersey              5,957           1970            1983      10-30 years
110 Marcus Drive,
  Huntington, New York                      1,113           1980            1980      10-30 years
333 East Shore Road,
  Great Neck, New York                        430           1976            1976      10-30 years
310 East Shore Road,
  Great Neck, New York                      1,215           1981            1981      10-30 years
70 Schmitt Blvd.,
  Farmingdale, New York                       267           1965            1995      10-30 years
19 Nicholas Drive,
  Yaphank, New York                           597           1989            1995      10-30 years
1516 Motor Parkway,
  Hauppauge, New York                         560           1981            1995      10-30 years
125 Baylis Road,
  Melville, New York                          654           1980            1995      10-30 years
35 Pinelawn Road,
  Melville, New York                          701           1980            1995      10-30 years
520 Broadhollow Road
  Melville, New York                          736           1978            1995      10-30 years
1660 Walt Whitman Road,
  Melville, New York                          419           1980            1995      10-30 years
70 Maxess Road,
  Melville, New York                          193           1967            1995      10-30 years
85 Nicon Court,
  Hauppauge, New York                         191           1984            1995      10-30 years
104 Parkway Drive So.,
  Hauppauge, New York                          54           1985            1996      10-30 years
20 Melville Park Rd.,
  Melville, New York                          105           1965            1996      10-30 years
105 Price Parkway,
  Hauppauge, New York                         342           1969            1996      10-30 years
48 Harbor Park Drive,
  Hauppauge, New York                         116           1976            1996      10-30 years
125 Ricefield Lane,
  Hauppauge, New York                          95           1973            1996      10-30 years
110 Ricefield Lane,
  Hauppauge, New York                          68           1980            1996      10-30 years
120 Ricefield Lane,
  Hauppauge, New York                          44           1983            1996      10-30 years
135 Ricefield Lane,
  Hauppauge, New York                         116           1981            1996      10-30 years
30 Hub Drive,
  Huntington, New York                         93           1976            1996      10-30 years
60 Charles Lindbergh,
  Mitchel Field, New York                   1,249           1989            1996      10-30 years
155 White Plains Rd
  Tarrytown, New York                         133           1963            1996      10-30 years
2 Church Street,
  Tarrytown, New York                          94           1979            1996      10-30 years
235 Main Street,
  Tarrytown, New York                         374           1974            1996      10-30 years
245 Main Street,
  Tarrytown, New York                         507           1983            1996      10-30 years
505 White Plains Road,
  Tarrytown, New York                         109           1974            1996      10-30 years
555 White Plains Road,
  Tarrytown, New York                         588           1972            1996      10-30 years
560 White Plains Road,
  Tarrytown, New York                         837           1980            1996      10-30 years
580 White Plains Road,
  Tarrytown, New York                       1,108           1977            1996      10-30 years
660 White Plains Road,
  Tarrytown, New York                       1,603           1983            1996      10-30 years
Landmark Square,
  Stamford, CT                              2,764      1973-1984            1996      10-30 years
110 Bi-County Blvd.,
  Farmingdale, New York                       233           1984            1997      10-30 years
RREEF Portfolio,
  Hauppauge, New York
 (10 additional  buildings in
  Vanderbuilt Industrial Park)                570      1974-1982            1997      10-30 years
275 Broadhollow Road,
  Melville, New York                          300           1970            1997      10-30 years
One Eagle Rock,
  East Hanover, New Jersey                    179           1986            1997      10-30 years
710 Bridgeport Avenue,
  Shelton, CT                                 506      1971-1979            1977      10-30 years
101 JFK Expressway,
  Short Hills, New Jersey                     978           1981            1997      10-30 years
10 Rooney Circle,
  West Orange, New Jersey                     119           1971            1997      10-30 years
Executive Hill Office Park,
  West Orange, New Jersey                     504      1978-1984            1997      10-30 years
3 University Plaza,
  Hackensack, New Jersey                      167           1985            1997      10-30 years
400 Garden City Plaza,
  Garden City, New York                       139           1989            1997      10-30 years
425 Rabro Drive,
  Hauppauge, New York                          49           1980            1997      10-30 years
One Paragon Drive,
  Montvale, New Jersey                         86           1980            1997      10-30 years
90 Merrick Avenue,
  East Meadow, New York                       135           1985            1997      10-30 years
150 Motor Parkway,
  Hauppauge, New York                         151           1984            1997      10-30 years
390 Motor Parkway,
  Hauppauge, New York                          32           1980            1997      10-30 years
Royal Executive Park,
  Ryebrook, New York                          195      1983-1986            1997      10-30 years
120 White Plains Road,
  Tarrytown, New York                          68           1984            1997      10-30 years
University Square,
  Princeton, New Jersey                        25           1987            1997      10-30 years
100 Andrews Road,
  Hicksville, New York                        137           1954            1996      10-30 years
2 Macy Road,
  Harrison, New York                            8           1962            1997      10-30 years
80-100 Grasslands,
  Elmsford, New York                           24      1989/1964            1997      10-30 years
65 Marcus Drive,
  Melville, New York                           28           1968            1996      10-30 years
Land held for development                     ---            N/A         various              N/A
Development in progress                       ---
Other property                                 89
                                    --------------
Total                               $     108,652
                                    ==============

     The aggregate cost for Federal Income Tax purposes was approximately $932.4 million at December 31, 1997.

                                      Reckson Associates Realty Corp.
                                             and Reckson Group
                    Schedule III-Real Estate and Accumulated Depreciation  (continued)
                                               (in thousands)

The changes in real estate for each of the periods in the three years ended
December 31, 1997 are as follows:
                                                        January 1,      January 1,
                                                        1997 to         1996 to         June 3, 1995     January 1,
                                                        December 31,    December 31,    to December      1995 to June
                                                        1997            1996            31, 1995         2, 1995
                                                       --------------  --------------  ---------------  --------------
Real estate balance at beginning of period             $     516,768   $     288,056   $      216,333   $     159,693
Improvements                                                  37,178          15,174            3,768             814
Disposal, including write-off of fully depreciated
  building improvements                                         (154)           (936)          (3,174)             ---
Properties not contributed to the Company                         ---             ---              ---        (15,133)
Consolidation of Omni <F1>                                        ---             ---              ---         70,959
Acquisitions                                                 456,836         214,474           55,054              ---
Cash paid in exchange for properties                              ---             ---          16,075              ---
                                                       --------------  --------------  ---------------  --------------
Balance at end of period                               $   1,011,228   $     516,768   $      288,056   $     216,333
                                                       ==============  ==============  ===============  ==============

<F1>
The Omni was consolidated as a result of the Company purchasing a controlling interest as part of the Formation transactions.

The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, furniture and fixtures, fo of the periods in the three years ended December 31, 1997 are as follows:

                                                       January 1,       January 1,
                                                       1997 to          1996 to         June 3, 1995     January 1,
                                                       December 31,     December 31,    to December      1995 to June
                                                       1997             1996            31, 1995         2,1995

                                                       ---------------------------------------------------------------
Balance at beginning of period                         $      86,344   $      72,499   $       69,841   $      71,596
Depreciation for period                                       22,442          14,781            5,832           2,453
Disposal, including write-off of fully depreciated
  building improvements                                         (134)           (936)          (3,174)             ---
Properties not contributed to the Company                         ---             ---              ---         (7,946)
Consolidation of Omni                                             ---             ---              ---          3,738
                                                       --------------  --------------  ---------------  --------------
Balance at end of period                               $     108,652   $      86,344   $       72,499   $      69,841
                                                       ==============  ==============  ===============  ==============

                                 Exhibit Index

Exhibit
Number                            Description
-------                          --------------
 3.1*     Articles of Incorporation of Registrant
 3.2**    By-Laws of Registrant
 3.3**    Amended and Restated Articles of Incorporation
 4.1*     Specimen Share Certificate
10.1** Amended and Restated Agreement of Limited Partnership of Reckson Operating Partnership, L.P.
10.2 Third Amended and Restated Agreement of Limited Partnership of Omni Partners, L.P.
10.3** Employment and Non-Competition Agreement between Registrant and Donald Rechler
10.4** Employment and Non-Competition Agreement between Registrant and Scott Rechler
10.5** Employment and Non-Competition Agreement between Registrant and Mitchell Rechler
10.6** Employment and Non-Competition Agreement between Registrant and Gregg Rechler
10.7**    Non-Competition Agreement between Registrant and Roger Rechler
10.8**    Employment and Non-Competition Agreement between Registrant and
          J. Michael Maturo
10.9**    Purchase Option Agreements relating to the Reckson Option Properties
10.10**   Purchase Option Agreements relating to the Other Option Properties
10.11***  Amended 1995 Stock Option Plan
10.12**** Registrant's Unsecured Credit Facility
10.13***  1996 Employee Stock Option Plan
10.14**   Executive Center Leases
10.15*    Ground Leases for certain of the Properties
10.16**   Amended and Restated Agreement of Limited Partnership of Reckson
          FS Limited Partnership
10.17**   Indemnity Agreement relating to 100 Oser Avenue
10.18** Contribution Agreement by and among Registrant, Reckson Operating Partnership, L.P. and Tarrytown Corporate Center, Tarrytown Corporate Center IV, L.P., Tarrytown Corporate Center II, Crest Realties, 2 Church Street Associates, JAH Realties, and Jon
          Halpern
10.19     Amended and Restated 1997 Stock Option Plan
10.20     1998 Stock Option Plan
10.21 Amended and Restated Agreement of Limited Partnership of Reckson Morris Operating Partnership, L.P.
10.22     Registrant's Unsecured Bridge Facility
10.23     Note Purchase Agreement for the Senior Unsecured Notes
10.24     Severance Agreement between Registrant and Donald Rechler
10.25     Severance Agreement between Registrant and Scott Rechler
10.26     Severance Agreement between Registrant and Mitchell Rechler
10.27     Severance Agreement between Registrant and Gregg Rechler
10.28     Severance Agreement between Registrant and Roger Rechler
10.29     Severance Agreement between Registrant and J. Michael Maturo
12.1      Statement of Ratios of Earnings to Fixed Charges
21.1      Statement of Subsidiaries
23.0      Consent of Independent Auditors
24.1      Powers of Attorney (included in Part IV of this Form 10-K)
27.0      Financial Data Schedule
27.1 Restated Financial Data Schedule for the 6 months ended June 30, 1996 reflecting the effect of FASB #128, Earnings Per Share.
27.2 Restated Financial Data Schedule for the 9 months ended September 30, 1996 reflecting the effect of FASB #128, Earnings Per Share.
27.3 Restated Financial Data Schedule for the year ended December 31, 1996 reflecting the effect of FASB #128, Earnings Per Share.
27.4 Restated Financial Data Schedule for the 3 months ended March 31, 1997 reflecting the effect of FASB #128, Earnings Per Share.
27.5 Restated Financial Data Schedule for the 6 months ended June 30, 1997 reflecting the effect of FASB #128, Earnings Per Share.
27.6 Restated Financial Data Schedule for the 9 months ended September 30, 1997 reflecting the effect of FASB #128, Earnings Per Share.

* Previously filed as an exhibit to Registration Statement on Form S-11 (No. 33-84324) and incorporated herein by reference.
** Previously filed as an exhibit to Registration Statement on Form S-11 (No. 333-1280) and incorporated herein by reference.
*** Previously filed as an exhibit to the Company's Form 8-K report filed with the SEC on November 25, 1996 and incorporated herein by reference.
**** Previously filed as an exhibit to the Company's Form 8-K report filed with the SEC on May 15, 1997 and incorporated herein by reference.

Exhibit 12.1

                Reckson Associates Realty Corp.
              Ratios of Earnings to Fixed Charges

     The following table sets forth the Company's consolidated ratios of earnings to fixed charges for the periods shown:

                                        June 3, 1995      January 1, 1995     Year Ended December 31,
  Year Ended          Year Ended             to                 to           ------------------------
December 31, 1997   December 31, 1996  December 31, 1995 December 31, 1995       1994         1993
-----------------   -----------------  ----------------- -----------------      ------      ------
            2.77x               2.72x              2.71x             0.96x<FN1>  0.97x<FN1>  0.65x<FN1>

<FN1>
Prior to completion of the IPO on June 2, 1995, the Company's predecessors operated in a manner as to minimize net taxable income to the owners. The
IPO and the related formation transactions permitted the Company to deleverage its properties significantly, resulting in a significantly improved ratio of earnings to fixed charges.

Exhibit 21.1

                Reckson Associates Realty Corp.
                 Statement of Subsidiaries


Name                                   State of Organization
------------------------------         -----------------------------
Reckson Operating Partnership, L.P.    Maryland
Omni Partners, L.P.                    Delaware
Reckson FS Limited Parntership         Delaware
Reckson Morris Industrial Trust        Maryland

Exhibit 23.0

Reckson Associates Realty Corp.
Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement Form S-3 No. 333-28015 of Reckson Associates Realty Corp. of our report dated February 14, 1998, except for Note 14, as to which the date is February 18, 1998, with respect to the consolidated financial statements and schedule of Reckson Associates Realty Corp. included in this Annual Report Form 10-K for the year ended December 31, 1997.


                                         Ernst & Young


New York, New York
March 23, 1998