Form 10-Q
period 1998-03-31
RECKSON ASSOCIATES REALTY CORP
filed 1998-05-11
CIK 930548

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1998

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

                           Yes  X   No

The company has only one class of common stock, issued at $.01 par value per share with 39,969,659 shares outstanding as of May 6, 1998.

                RECKSON ASSOCIATES REALTY CORP.
                        QUARTERLY REPORT
          FOR THE THREE MONTHS ENDED MARCH 31, 1998
                       TABLE OF CONTENTS



INDEX

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets of Reckson Associates Realty Corp.
          as of March 31, 1998 and December 31, 1997 ...................

          Consolidated Statement of Income of Reckson Associates Realty
          Corp. for the three months ended March 31, 1998 and 1997 .....

          Consolidated Statement of Cash Flows of Reckson Associates Realty Corp. for the three months ended March 31, 1998 and 1997 .....................................................

          Notes to the Consolidated Financial Statements of Reckson
          Associates Realty Corp .......................................

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ........................................

PART II   OTHER INFORMATION ............................................


Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults Upon Senior Securities
Item 4.   Submission of Matters to a Vote of Securities Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                       Reckson Associates Realty Corp
                                          Consolidated Balance Sheets
                                     (in thousands, except share amounts)
                                                          March 31      December 31,
                                                            1998           1997
                                                        -------------   -------------
Assets
Commercial real estate properties, at cost
Land                                                   $     172,002   $     138,526
Buildings and improvements                                 1,066,949         818,229
Developments in progress:
Land                                                          19,274          29,309
Development costs                                             51,207          25,164
Furniture, fixtures and equipment                              4,270           4,054
                                                        -------------   -------------
                                                           1,313,702       1,015,282
Less accumulated depreciation                               (120,973)       (111,068)
                                                        -------------   -------------
                                                           1,192,729         904,214
Investments in real estate joint ventures                      7,399           7,223
Investment in mortgage notes and notes
receivable                                                    65,311         104,509
Cash and cash equivalents                                      2,191          21,828
Tenant receivables                                             3,982           4,975
Investments in and advances to affiliates                     51,302          26,547
Deferred rent receivable                                      16,446          14,973
Prepaid expenses and other assets                             10,091           5,248
Contract and land deposits and pre-acquisition costs          10,133           7,559
Deferred leasing and loan costs                               17,490          16,181
                                                        -------------   -------------
Total Assets                                           $   1,377,074   $   1,113,257
                                                        =============   =============
Liabilities
Mortgage notes payable                                 $     194,236   $     180,023
Credit facilities                                            384,750         210,250
Senior unsecured notes                                       150,000         150,000
Accrued expenses and other liabilities                        27,502          30,987
Affiliates payables                                            1,115             807
Dividends and distributions payable                           14,635             120
                                                        -------------   -------------
Total Liabilities                                            772,238         572,187
                                                        -------------   -------------

Minority interests in consolidated partnerships               35,841           6,655
Limited Partners' minority interest in Operating
Partnership                                                   96,390          85,750
                                                        -------------   -------------
                                                             132,231          92,405
                                                        -------------   -------------

Stockholders' Equity:
Preferred Stock, $.01 par value, 25,000,000 shares
authorized none issued or outstanding                             ---            ----
Common Stock, $.01 par value, 100,000,000
shares authorized, 38,867,815  and 37,770,158
shares issued and outstanding, respectively                      389             378
Additional paid in capital                                   472,216         448,287
                                                        -------------   -------------
Total Stockholders' Equity                                   472,605         448,665
                                                        -------------   -------------
Total Liabilities and Stockholders' Equity             $   1,377,074   $   1,113,257
                                                        =============   =============

See accompanying notes to financial statements.

                                  Reckson Associates Realty Corp.
                                 Consolidated Statement of Income
                       (Unaudited and in thousands, except share amounts)
                                                                Three Months Ended
                                                                     March 31,
                                                                 1998            1997
                                                            --------------  --------------
Revenues:
Base rents                                                  $      47,034   $      26,590
Tenant escalations and reimbursements                               6,052           3,245
Equity in earnings of real estate joint ventures                      100              97
Equity (loss) in earnings of service companies                       (259)            142
Interest income on mortgage notes and notes
receivable                                                          1,681             959
Other                                                                 455             659
                                                            --------------  --------------
Total Revenues                                                     55,063          31,692
                                                            --------------  --------------
Expenses:
Property operating expenses                                         9,753           5,664
Real estate taxes                                                   8,003           4,564
Ground rents                                                          413             303
Marketing, general and administrative                               3,464           1,980
Interest                                                           10,527           4,736
Depreciation and amortization                                      10,806           5,640
                                                            --------------  --------------
Total Expenses                                                     42,966          22,887
                                                            --------------  --------------
Income before minority interests                                   12,097           8,805
Minority partners' interests in consolidated partnerships            (533)           (243)
Limited partners' interest in Operating Partnership                (1,991)         (1,778)
                                                            --------------  --------------
Net income                                                  $       9,573   $       6,784
                                                            --------------  --------------
Basic net income per weighted average common share          $        0.25   $        0.26
                                                            --------------  --------------
Weighted average common shares outstanding                     38,182,577      26,569,162
                                                            --------------  --------------
Diluted net income per weighted average common share        $        0.25   $        0.25
                                                            ==============  ==============
Diluted weighted average common share outstanding              38,767,454      27,056,018
                                                            ==============  ==============

See accompanying notes to financial statements.

                                        Reckson Associates Realty Corp.
                                      Consolidated Statement of Cash Flows
                                         (Unaudited and in thousands)
                                                                            Three Months Ended
                                                                                  March 31
                                                                           1998              1997
                                                                      -------------     -------------
Cash Flows from Operating Activities:
Net Income                                                            $      9,573      $      6,784
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization                                               10,806             5,640
Minority partners' interests in consolidated partnerships                      533               243
Limited Partners' minority interest in Operating Partnership                 1,991             1,778
Gain on sale of securities                                                     (43)               ---
Equity in earnings of service companies                                        259              (142)
Equity in earnings of real estate partnerships                                (100)              (97)
Distribution from real estate partnerships                                     126                98
Interest income on mortgage notes and notes receivable                       1,246              (479)
Changes in operating assets and liabilities:
Tenant receivables                                                             993              (229)
Prepaid expenses and other assets                                           (3,141)           (1,344)
Deferred rents receivable                                                   (1,526)           (1,134)
Accrued expenses and other liabilities                                      11,550            (1,904)
Deferred ground rents payable                                                  169                66
Advance rents received                                                          55             1,000
                                                                      -------------     -------------
Net cash provided by operating activities                                   32,491            10,280
                                                                      -------------     -------------
Cash Flows from Investing Activities:
Increase in deferred acquisition costs and other                            (7,950)           (4,314)
Purchases of commercial real estate properties                            (280,130)          (28,046)
Investment in mortgage notes and notes receivable                            7,495           (17,194)
Investments in real estate partnerships                                       (201)             (900)
Investment in service companies                                                565              (100)
Additions to land, buildings and improvements                               (5,743)           (7,570)
Purchase of furniture, fixtures and equipment                                 (328)             (224)
Payment of leasing costs                                                      (948)           (1,230)
Investment in securities                                                       809                ---
                                                                      -------------     -------------
Net cash used in investing activities                                     (286,071)          (59,578)
                                                                      -------------     -------------
Cash Flows from Financing Activities:
Proceeds from issuance of common stock
net of issuance costs                                                       31,585           211,841
Principal payments on secured borrowings                                      (566)             (328)
Payment of loan costs                                                          (10)             (787)
Advances to affiliates                                                       7,106              (258)
Proceeds from bridge facility net of deferred costs                        143,774                ---
Proceeds from credit facility                                               29,750            13,500
Stock grants                                                                 5,887                ---
Repayment of secured credit facility                                            ---          (67,000)
Contribution of minority partners in consolidated partnership               29,102                ---
Distribution to minority partners in consolidated partnership                 (449)              (11)
Distribution to minority partners in operating partnership                  (2,368)           (1,981)
Payment of dividends                                                       (12,147)           (7,314)
Increase in security deposits payable                                        2,279               770
                                                                      -------------     -------------
Net cash provided by  financing activities                                 233,943           148,432
                                                                      -------------     -------------
Net increase (decrease) in cash and cash equivalents                       (19,637)           99,134
Cash and cash equivalents at beginning of period                            21,828            12,688
                                                                      -------------     -------------
Cash and cash equivalents at end of period                            $      2,191      $    111,822
                                                                      =============     =============

See accompanying notes to financial statements.

                     Reckson Associates Realty Corp.
            Notes to the Consolidated Financial Statements
                           March 31, 1998
                              (Unaudited)

1.  ORGANIZATION AND FORMATION OF THE COMPANY

    Reckson Associates Realty Corp. ("the Company") was incorporated in Maryland in September 1994 and is the successor to the operations of the Reckson Group. In June, 1995 the Company completed an initial public offering of 7,038,000 shares (pre-split) of $.01 par value common stock ("the IPO"). The IPO price was $24.25 per common share (pre-split) resulting in gross offering proceeds of approximately $170,671,500. The Company also issued 400,000 shares (pre-split) in a concurrent offering to the Rechler family resulting in $9,700,000 in additional proceeds. The aggregate proceeds to the Company, net of underwriting discount, advisory fee and other offering expenses, were approximately $162,000,000.

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

The Operating Partnership executed various option and purchase agreements whereby it issued 2,758,960 units (pre-split) in the Operating Partnership ("OP Units") to certain continuing investors and assumed approximately $163,438,000 (net of Omni mortgages) of indebtedness in exchange for interests in certain property partnerships, fee simple and leasehold interests in properties and development land, certain business assets of the executive center entities and 100% of the non-voting preferred stock of the management and construction companies. In addition, the Operating Partnership paid approximately $2,623,000 for costs associated with the transfer of the properties and other interests.

    As of March 31, 1998, the Company owned and operated 62 office properties comprising approximately 8.5 million square feet, 118 industrial properties comprising approximately 9.5 million square feet and two retail properties comprising approximately 20,000 square feet, located in the New York "Tri-State" area. In addition, the Company owned or had contracted to own approximately 847 acres of land (including 400 acres under option) in 17 separate parcels for development. The Company also has invested approximately $30.3 million in certain mortgage notes encumbering four Class A office properties encompassing approximately 577,000 square feet and a 400 acre parcel of land. In addition, the Company has invested $17 million in a note receivable secured by a partnership interest in Omni Partners, L.P., owner of the Omni, a 575,000 Class A office property located in Uniondale, New York.

    During 1997, the Company formed Reckson Service Industries, Inc. ("RSI") and Reckson Strategic Venture Partners, LLC ("RSVP"). The Operating Partnership owns a 95% nonvoting interest in RSI. RSI will serve as the managing member of RSVP. RSI will invest in operating companies that generally will provide commercial services to properties owned by the Company and its tenants and third parties. RSVP was formed to provide the Company with a "research and development" vehicle to invest in alternative real estate sectors. RSVP will invest primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus. RSVP's strategy is to identify and acquire interests in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as a platform for future growth. At March 31, 1998, the Operating Partnership had made investments in or loans to RSI and RSVP aggregating approximately $13.6 million and $7.5 million, respectively in connection with start up costs and certain initial investments. Such amounts have been included in investments in and advances to affiliates on the accompanying balance sheet.


    In October 1997, the Company entered into an agreement to invest $150 million in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. The Morris Companies' properties include 23 industrial buildings encompassing approximately 4.0 million square feet. The Company has initially invested approximately $72 million for an approximate 73% controlling interest in Reckson Morris Operating Partnership, L.P. ("RMI").
In connection with the transaction the Morris Companies contributed 100% of their interests in certain industrial properties to RMI in exchange for operating partnership units in RMI.

2.  BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership at March 31, 1998 and the results of their operations and cash flows for the three months ended March 31, 1998 and 1997 respectively. The Operating Partnership's investment in RMI is reflected in the accompanying financial statements on a consolidated basis with a reduction for limited partner minority interest. The operating results of the service businesses currently conducted by Reckson Management Group, Inc., Reckson Construction Group, Inc., Reckson Service Industries, Inc. and Reckson Executive Centers, L.L.C. are reflected in the accompanying financial statements on the equity method of accounting. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest, such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

    The accompanying interim financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature which are necessary to fairly state the interim financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10K for the year ended December 31, 1997.

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

    In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. The conversion of Units into common stock would not have a significant effect on per share amounts as the Units share proportionately with the common stock in the results of the Operating Partnership's operations.

    Certain prior period amounts have been reclassified to conform to the current period presentation.

3.  MORTGAGE NOTES PAYABLE

    As of March 31, 1998, the Company had approximately $194 million of fixed rate mortgage notes which mature at various times between 1999 and 2012. The notes are secured by 20 properties and have a weighted average interest rate of 7.7%.

4.  SENIOR UNSECURED NOTES

    As of March 31, 1998, the Company had $150 million of 10-year senior unsecured notes (the "Senior Unsecured Notes"). The Senior Unsecured Notes were priced at par with interest at 110 basis points over the 10-year treasury note for an all in coupon of 7.2% Interest is payable semiannually with principal and unpaid interest due on August 28, 2007.

5.  CREDIT FACILITIES

    As of March 31, 1998, the Company had a three-year $250 million unsecured credit facility from Chase Manhattan Bank and Union Bank of Switzerland (the "Unsecured Credit Facility"). The Company's ability to borrow thereunder is subject to the satisfaction of certain customary financial covenants. In addition, borrowings under the Unsecured Credit Facility bear interest at a floating rate equal to one, two, three or six month LIBOR (at the Company's election) plus a spread ranging from 1.125% to 1.5% based on the Company's leverage ratio. In addition, the Company obtained a $200 million unsecured credit facility (the "Bridge Facility") which matures on June 15, 1998. The Bridge Facility was provided by the two lead members of the Unsecured Credit Facility bank group and serves as interim financing while the Company seeks to expand the availability under the Unsecured Credit Facility.

6.  COMMERCIAL REAL ESTATE INVESTMENTS

    On January 2, 1998 the Company acquired a 586,000 square foot industrial building located in Hamilton Township, New Jersey for approximately $20.6 million. The property is net leased to one tenant through December 31, 2000. In addition, the Company had previously acquired 97 acres of adjacent land for approximately $2.8 million which allows for approximately 700,000 square feet of future development opportunities. The acquisition was financed with proceeds from a draw under the credit facilities.

    In October 1997, the Company entered into an agreement to invest $150 million in the Morris Companies, a New Jersey developer and owner of "Big Box' warehouse facilities. The Morris Companies' properties include 23 industrial buildings encompassing approximately 4.0 million square feet. The Company's investment will be used to acquire a controlling interest in Reckson Morris Operating Partnership, L.P. ("RMI"). In connection with the transaction the Morris Companies will contribute 100% of their interests in certain industrial properties to RMI in exchange for operating partnership units in RMI. On January 6, 1998 the Company acquired an approximate 70% interest in RMI for approximately $65 million. In addition, at March 31, 1998, the Company had advanced approximately $16.7 million to the Morris Companies primarily to fund certain construction costs related to development properties to be contributed to RMI. The acquisition was financed with proceeds from a draw under the credit facilities.

    On January 6, 1998, the Company acquired two single story office buildings located in Uniondale, New York encompassing approximately 325,000 square feet for approximately $27.6 million. One of these properties is net leased to a single tenant through May 31, 2007 and both properties are subject to ground leases with the County of Nassau. The acquisition was financed in part through proceeds from a draw under the credit facilities and the issuance of 513,259 OP Units.

    On January 13, 1998, the Company acquired approximately two acres of vacant land in Hauppauge, New York which allows for approximately 30,000 square feet of future development opportunities for approximately $.59 million.

    On January 16, 1998, the Company acquired four industrial flex buildings located in Rockaway, New Jersey encompassing approximately 189,000 square feet for approximately $11.5 million. The acquisition was financed with proceeds from a draw under the credit facilities.

    On February 2, 1998, the Company acquired approximately 20 acres of vacant land located in Washington Township, New Jersey for approximately $.53 million. The Company is currently in the process of developing a 265,000 square foot warehouse for use by a single tenant who will take occupancy upon completion of the facility. As of March 31, 1998, the Company has incurred approximately $.78 million in development costs.

    On February 6, 1998 the Company completed its acquisition of a 351,000 square foot office building located in Lake Success, New York for approximately $9.3 million. The Company had previously acquired an approximate 68% first mortgage interest in the property for approximately $25.7 million for a total acquisition of $35 million. The acquisition was financed with proceeds from a draw under the credit facilities.

    On February 18, 1998, the Company acquired a 165,000 square foot vacant building located on the border of Melville and Farmingdale, New York and approximately five acres of adjacent land for approximately $2.9 million. The Company is currently repositioning these properties which will allow for approximately an additional 53,000 square feet of future development opportunities.

    On February 25, 1998, the Company made an additional investment in RMI of approximately $6.6 million for the acquisition of 300-350 Kennedy Drive, Sayerville, New Jersey increasing its interest in RMI to approximately 73%.

    On March 20, 1998, the Company acquired a 250,000 square foot office building located in Short Hills, New Jersey for approximately $67 million. The acquisition was financed with proceeds from a draw under the credit facilities.

    On April 3, 1998, the Company completed its acquisition of approximately
33.6 acres of vacant land located in Huntington Township, New York, which allows for approximately 495,000 square feet of future development opportunities for approximately $8.5 million (of which $6.4 million had been previously paid).

    On April 21, 1998, the Company acquired a portfolio of six office properties encompassing approximately 980,000 square feet in Westchester County, New York from Cappelli Enterprises and affiliated entities ("Cappelli") for a purchase price of approximately $173 million. The Cappelli acquisition includes a five building, 850,000 square foot Class A office park in Valhalla and Court House Square, a 130,000 square foot Class A office building located in White Plains. The Company also obtained an option from Cappelli to acquire the remaining 50% interest in 360 Hamilton Avenue, a 365,000 square foot vacant office tower in downtown White Plains for $10 million of which $4 million was paid at closing of the portfolio acquisition. In addition, the Company received an option from Cappelli to acquire the remaining development parcels within the Valhalla office park on which up to 875,000 square feet of office space can be developed.
During April 1998, the Company made mortgage loans to Cappelli totaling $18 million which are secured by the development parcels. The loans bear interest at 10% per annum and mature on April 14, 1999. This acquisition was financed in part through proceeds from a draw under the credit facilities, the issuance of 36,518 Preferred Units (Note 7), and the assumption of $45 million of mortgage debt.

7.  STOCKHOLDERS EQUITY

    On January 6, 1998, the Operating Partnership issued 513,259 OP Units in connection with the acquisition of 51 Charles Lindbergh Boulevard.

    On February 18, 1998, the Company completed a common stock offering and sold 791,152 common shares at a price of $25.44 per share. Net proceeds from the offering of approximately $19.1 million were used to repay borrowings under the credit facilities.

    On March 23, 1998, the Company sold approximately $5.9 million of common stock to RSI at the market closing price of $25 per share. The Operating Partnership loaned RSI the $5.9 million to execute this transaction.

    On March 25, 1998, the Board of Directors declared a dividend of $.3125 per share of common stock payable on April 17, 1998 to its shareholders of record as of April 7, 1998. The dividend declared, which related to the three months ended March 31, 1998 is based upon an annual distribution of $1.25 per share.

    During April 1998, the Company completed a preferred stock offering and sold 9,200,000 shares (including 1,200,000 shares related to the exercise of the underwriters over allotment option) of 75/8% Series A Convertible Cumulative Preferred Stock at a price of $25.00 per share. The preferred stock is convertible to the Company's common stock at a conversion rate of
 .8738 shares of common stock for each share of preferred stock. Net proceeds from the offering of approximately $221 million were used to repay borrowings under the credit facilities.

    On April 21, 1998, the Operating Partnership issued 25,000 Series B Preferred Units at a stated value of $1,000 per unit and 11,518 Series C Preferred Units at a stated valued of $1,000 per unit in connection with the acquisition of the Cappelli portfolio. The Series B Preferred Units have a current coupon rate of 6.25% and are convertible to common units at a conversion premium of 30% for each preferred unit. The Series C Preferred Units have a current coupon rate of 6.25% and are convertible to common units at a conversion premium of 17.5% for each preferred unit.

    On April 29, 1998, the Company completed a common stock offering and sold 1,093,744 common shares at a price of $24.38 per share. Net proceeds from the offering were approximately $25.3 million and were used to repay borrowings under the credit facilities.

    Net income per share was calculated using the weighted average number of shares outstanding of 38,182,577 for the three months ended March 31, 1998 and 26,569,162 (split adjusted) for the three months ended March 31, 1997.

    The following is the Company's reconciliation of the numerators and denominators of the basic and diluted net income per weighted average common share computations and other related disclosures required by FAS Statement 128 (in thousands except share amounts).

    The following table set forth the computation of basic and diluted earnings per share:

                                                                       Three Months Ended
                                                                             March 31,
                                                                       1998             1997
                                                                  -------------     -------------
Numerator:
  Net Income                                                      $      9,573      $      6,784
                                                                  -------------     -------------
  Numerator for basic and diluted earnings per share              $      9,573      $      6,784
                                                                  =============     =============
Denominator:
  Denominator for basic earnings per share - weighted
  average shares                                                        38,183            26,569
Effect of dilutive securities:
  Employee stock options                                                   584               487
                                                                  -------------     -------------
Denominator for diluted earnings per share - adjusted
  weighted average shares and assumed conversions                       38,767            27,056
                                                                  =============     =============
Basic earnings per common share:
  Net income per common share                                     $       0.25      $       0.26
                                                                  =============     =============
Diluted earnings per common share:
  Diluted net income per common share                             $       0.25      $       0.26
                                                                  =============     =============

8.  Supplemental Disclosure of Cash Information (in thousands)

                                                                       Three Months Ended
                                                                             March 31,
                                                                       1998             1997
                                                                  -------------     -------------
Cash paid during the period for interest                          $      7,957      $      5,486
                                                                  =============     =============
Interest capitalized during the period                            $      1,524      $        333
                                                                  =============     =============

    On January 2, 1998, the Company issued an additional 18,752 OP Units in connection with the December 1997 acquisition of a 92,000 square foot industrial building located in Elmsford, New York for an additional non cash investment of approximately $.48 million.

    On January 6, 1998, the Company acquired 51 Charles Lindbergh Boulevard in Uniondale, New York which included the issuance of 513,259 OP Units for a total non cash investment of $12 million. Additionally, in connection with the Company's investment in the Morris Companies, the Company assumed approximately $10.8 million of indebtedness net of minority partners interest.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements of Reckson Associates Realty Corp. (the "Company") and related notes thereto.

OVERVIEW AND BACKGROUND

    The Company is a self-administered and self managed real estate investment trust (REIT) specializing in the acquisition, leasing, financing, management and development of office and industrial properties. The Company's growth strategy is focused on the suburban markets surrounding New York City. Since completion of its initial public offering in May 1995, the Company has acquired or contracted to acquire approximately $1.3 billion of properties comprising approximately 17 million square feet of space.

    On February 18, 1998, the Company completed a common stock offering and sold 791,152 common shares at a price of $25.44 per share. Net proceeds from the offering of approximately $19.1 million were used to repay borrowings under the credit facilities.

    During April 1998, the Company completed a preferred stock offering and sold 9,200,000 shares (including 1,200,000 shares related to the exercise of the underwriters over allotment option) of 75/8% Series A Convertible Cumulative Preferred Stock at a price of $25.00 per share. The preferred stock is convertible to the Company's common stock at a conversion rate of
 .8738 shares of common stock for each share of preferred stock. Net proceeds from the offering were approximately $221 million and were used to repay borrowings under the credit facilities.

    On April 29, 1998, the Company completed a common stock offering and sold 1,093,744 common shares at a price of $24.38 per share. Net proceeds from the offering were approximately $25.3 million and were used to repay borrowings under the credit facilities.

    At March 31, 1998, the Company's portfolio of real estate properties included 62 office buildings containing approximately 8.5 million square feet, 118 industrial buildings containing approximately 9.5 million square feet and two retail properties containing approximately 20,000 square feet.

    During the three months ended March 31,1998, the Company acquired six industrial properties encompassing approximately 940,000 square feet of space for an aggregate purchase price of approximately $35.0 million and four office properties encompassing approximately 926,000 square feet of space for an aggregate purchase price of approximately $129.6 million.

    In October 1997, the Company entered into an agreement to invest $150 million in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. The Morris Companies properties include 23 industrial buildings encompassing approximately 4.0 million square feet. As of March 31, 1998, the Company has invested approximately $72 million for an approximate 73% controlling interest in Reckson Morris Operating Partnership, L.P. ("RMI"). In connection with the transaction the Morris Companies contributed 100% of their interests in certain industrial properties to RMI in exchange for operating partnership units in RMI.

    On April 3, 1998, the Company completed its acquisition of approximately
33.6 acres of vacant land located in Huntington Township, New York, which allows for approximately 495,000 square feet of future development opportunities for approximately $8.5 million (of which $6.4 million had been previously paid).

    On April 21, 1998, the Company acquired a portfolio of six office properties encompassing approximately 980,000 square feet in Westchester County, New York from Cappelli Enterprises and affiliated entities ("Cappelli") for a purchase price of approximately $173 million. The Cappelli acquisition includes a five building, 850,000 square foot Class A office park in Valhalla and Court House Square, a 130,000 square foot Class A office building located in White Plains. The Company also obtained an option from Cappelli to acquire the remaining 50% interest in 360 Hamilton Avenue, a 365,000 square foot vacant office tower in downtown White Plains for $10 million of which $4 million was paid at closing of the portfolio acquisition. In addition, the Company received an option from Cappelli to acquire the remaining development parcels within the Valhalla office park on which up to 875,000 square feet of office space can be developed.
During April 1998, the Company made mortgage loans to Cappelli totaling $18 million which are secured by the development parcels. The loans bear interest at 10% per annum and mature on April 14, 1999. This acquisition was financed in part through proceeds from a draw under the credit facilities, the issuance of 36,518 Preferred Units (Note 7), and the assumption of $45 million of mortgage debt.

    The market capitalization of the Company, based on the market value at a stock price of $26.38 at March 31, 1998 on 38,867,815 issued and outstanding shares of Company common stock and 7,693,331 OP Units (assuming conversion to common stock) and the $712.5 million (including its share of joint venture debt and net of minority partners' interests) of debt outstanding at March 31, 1998 was approximately $1.94 billion. As a result, the Company's total debt to total market capitalization ratio at March 31, 1998 equaled approximately 36.7%.

RESULTS  OF OPERATIONS

    The Company's total revenues increased by $23.4 million or 74% for the three months ended March 31, 1998 as compared to the 1997 period. The growth in total revenues is substantially attributable to the Company's acquisition of 72 properties comprising approximately 9.3 million square feet. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $23.3 million or 78% for the three months ended March 31, 1998 as compared to the 1997 period. The 1998 increase in Property Operating Revenues is comprised of $0.6 million attributable to increases in rental rates and changes in occupancies and $22.7 million attributable to acquisitions of properties. The remaining balance of the increase in total revenues in 1998 is primarily attributable to interest income on the Company's investments in mortgage notes and notes receivable. The increase for the three months ended March 31, 1998 as compared to the 1997 period was offset by a decrease in the equity in earnings of service companies as a result of the management and construction companies focusing most of their resources on the Company's core portfolio and redevelopment opportunities rather than third party services. The Company's base rent was increased by the impact of the straight-line rent adjustment by $1.5 million for the three months ended March 31, 1998 as compared to $1.1 million for the 1997 period.

    Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $7.6 million for the three months ended March 31, 1998 as compared to the 1997 period. These increases are primarily due to the acquisition of properties. Gross operating margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for 1998 and 1997 were 66.0% and 64.7%, respectively. The increases in gross operating margins reflects increases realized in rental rates, the Company's ability to realize certain operating efficiencies as a result of operating a larger portfolio of properties with concentrations of properties in office and industrial parks or in its established sub-markets, and increased ownership of net leased properties including the impact of the RMI properties.

    Marketing, general and administrative expenses increased by $1.5 million for the three months ended March 31, 1998 as compared to the 1997 period. The increase is due to the increased costs of managing the acquisition properties, the costs of opening the Company's Northern New Jersey division, costs associated with the management of the RMI assets, and the increase in corporate management and administrative costs associated with the growth of the Company. Marketing, general and administrative expenses as a percentage of total revenues were 6.29% for the three months ended March 31, 1998 as compared to 6.25% for the 1997 period.

    Interest expense increased by $5.8 million for the three months ended March 31, 1998 as compared to the 1997 period. The increase is attributable to an increase in mortgage debt including the refinancing of the Omni in the amount of $58 million in August 1997, the assumption of approximately $14.8 million of mortgage indebtedness in connection with the Company's investment in RMI, increased cost attributable to an increased average balance on the Company's credit facilities and interest on the Company's $150 million of senior unsecured notes. The weighted average balance outstanding on the Company's credit facilities was $297.5 million for the three months ended March 31, 1998 as compared to $81.75 million for the 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

    In June 1995, the Company completed an initial public offering of 7,438,000 shares (pre-split) of its common stock at $24.25 per share (pre-split). Net proceeds to the Company were approximately $162 million.
During 1996 and 1997 the Company completed four add-on offerings aggregating 22,421,200 shares (split-adjusted) of its common stock (the "Add-on Offerings") resulting in net proceeds to the Company of approximately $437 million. Proceeds from the Add-On Offerings were primarily used to repay borrowings under the credit facilities and to fund the purchase of commercial real estate properties.

    On January 6, 1998, the Operating Partnership issued 513,259 OP Units in connection with the acquisition of one office property.

    On February 18, 1998, the Company completed a common stock offering and sold 791,152 common shares at a price of $25.44 per share. Net proceeds from the offering of approximately $19.1 million were used to repay borrowings under the credit facilities.

    During April 1998, the Company completed a preferred stock offering and sold 9,200,000 shares (including 1,200,000 shares related to the exercise of the underwriters over allotment option) of 75/8% Series A Convertible Cumulative Preferred Stock at a price of $25.00 per share. The preferred stock is convertible to the Company's common stock at a conversion rate of
 .8738 shares of common stock for each share of preferred stock. Net proceeds from the offering of approximately $221 million were used to repay borrowings under the credit facilities.

    On April 21, 1998, the Operating Partnership issued 25,000 Series B Preferred Units at a stated value of $1,000 per unit and 11,518 Series C Preferred Units at a stated value of $1,000 per unit in connection with the acquisition of the Cappelli Portfolio. The Series B Preferred Units have a current coupon rate of 6.25% and are convertible to common units at a conversion premium of 30% for each preferred unit. The Series C Preferred Units have a current coupon rate of 6.25% and are convertible to common units at a conversion premium of 17.5% for each preferred unit.

    On April 29, 1998, the Company completed a public stock offering and sold 1,093,744 common shares at a price of $24.38 per share. Net proceeds from the offering of approximately $25.3 million were used to repay borrowings under the credit facilities.

    As of March 31, 1998, the Company had a three-year $250 million unsecured credit facility from a bank group led by Chase Manhattan Bank and Union Bank of Switzerland (the "Unsecured Credit Facility"). The Company's ability to borrow thereunder is subject to the satisfaction of certain financial covenants, including covenants relating to limitations on unsecured and secured borrowings, minimum interest and fixed charge coverage ratios, a minimum equity value and a maximum dividend payout ratio. In additional, borrowings under the Unsecured Credit Facility bear interest at a floating rate equal to one, two, three or six month LIBOR (at the Company's election) plus a spread ranging from 1.125% to 1.50%, based on the Company's leverage ratio. The Company utilizes the Unsecured Credit Facility primarily to finance the acquisitions of properties and other real estate investments, fund its development activities and for working capital purposes. At March 31, 1998, the Company had availability under the Unsecured Credit Facility to borrow an additional $8.1 million (net of $1.9 million of outstanding undrawn letters of credit). In addition, the Company obtained a $200 million unsecured credit facility (the "Bridge Facility") which matures on June 15, 1998. The Bridge Facility was provided by the two lead members of the Unsecured Credit Facility bank group and serves as interim financing while the Company seeks to expand the availability under the Unsecured Credit Facility. At March 31, 1998, the Company had availability under the Bridge Facility to borrow an additional $55.25 million.

    The Company's indebtedness at March 31, 1998 totaled $712.5 million (including its share of joint venture debt and net of the minority partners' interests) and was comprised of $240 million outstanding under the Unsecured Credit Facility, $144.8 million outstanding under the Bridge Facility, $150 million of unsecured notes and approximately $177.7 million of mortgage indebtedness. Based on the Company's total market capitalization of approximately $1.94 billion at March 31, 1998, (calculated at a $26.38 per share stock price) and assuming the conversion of the 7,693,331 OP Units outstanding on such date, the Company's debt represented approximately 36.7% of its total market capitalization.

    Historically, rental revenue has been the principal source of fund to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures of the Company. In addition, construction, management, maintenance, leasing and property management fees have provided sources of cash flow. The Company expects to meet its short term liquidity requirements generally through its net cash provided by operating activities along with the Unsecured Credit Facility previously discussed. The Company expects to meet certain of its financings requirements through long-term secured and unsecured borrowings and the issuance of debt securities and additional equity securities of the Company. The Company will refinance existing mortgage indebtedness or indebtedness under the Unsecured Credit Facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Company anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and equity offerings, will be adequate to meet the capital and liquidity requirements of the Company in both the short and long-term.

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

SUPPLEMENTAL INFORMATION ON CAPITAL EXPENDITURES AND TENANT IMPROVEMENT AND LEASING COSTS

    The following table summarizes the expenditures incurred for capital expenditures, tenant improvements and leasing commissions for the Company's office and industrial properties for the three month period ended March 31, 1998 and the historical average of such capital expenditures, tenant improvements and leasing commissions for the years 1994 through 1997. Non-Incremental Revenue Generating Captial Expenditures

                                                                                       1994-1997
                                         1994        1995        1996          1997      Average       1998
                                    ----------  ----------  ----------  ------------  ------------  ----------
Capital Expenditures
Long Island Office Properties
Total                               $ 158,340   $ 364,545   $ 379,026   $ 1,108,675   $   501,646   $ 474,344
Per square foot                          0.10        0.19        0.13          0.22          0.16        0.06
Industrial Properties
Total                               $ 524,369   $ 290,457   $ 670,751   $   733,233   $   554,702   $ 150,946
Per square foot                          0.18        0.08        0.18          0.15          0.15        0.02

Non-Incremental Revenue Generating Tenant Improvement and Leasing Commissions

Long Island Office Properties
Tenant Improvements                 $ 902,312   $ 452,057   $ 523,574   $   784,044   $   665,497   $ 376,538
Per square foot improved                 5.13        4.44        4.28          7.00          5.21       14.96
Leasing Commissions                 $ 341,253   $ 144,925   $ 119,047   $   415,822   $   255,262   $ 142,255
Per square foot leased                   1.94        1.42        0.97          4.83          2.29        5.65
                                    ----------  ----------  ----------  ------------  ------------  ----------
Total per square foot               $    7.07   $    5.86   $    5.25   $     11.83   $      7.50   $   20.61
                                    ==========  ==========  ==========  ============  ============  ==========
Westchester Office Properties
Tenant Improvements                 $      N/A  $      N/A  $ 834,764   $ 1,211,665   $ 1,023,215   $ 124,314
Per square foot improved                   N/A         N/A       6.33          8.90          7.61       15.90
Leasing Commissions                 $      N/A  $      N/A  $ 264,388   $   366,257   $   315,323   $  23,442
Per square foot leased                     N/A         N/A       2.00          2.69          2.35        3.00
                                    ----------  ----------  ----------  ------------  ------------  ----------
Total per square foot               $      N/A  $      N/A  $    8.33   $     11.59   $      9.96   $   18.90
                                    ==========  ==========  ==========  ============  ============  ==========
Connecticut Office Properties <F1>
Tenant Improvements                 $      N/A  $      N/A  $  58,000   $ 1,022,421   $   864,337   $  18,240
Per square foot improved                   N/A         N/A      12.45         13.39         12.92        7.24
Leasing Commissions                 $      N/A  $      N/A  $       0   $   256,615   $   205,292   $  10,488
Per square foot leased                     N/A         N/A       0.00          3.36          1.68        4.16
                                    ----------  ----------  ----------  ------------  ------------  ----------
Total per square foot               $      N/A  $      N/A  $   12.45   $     16.75   $     14.60   $   11.40
                                    ==========  ==========  ==========  ============  ============  ==========
New Jersey Office Properties
Tenant Improvements                 $      N/A  $      N/A  $      N/A  $        N/A  $        N/A  $ 266,145
Per square foot improved                   N/A         N/A         N/A           N/A           N/A       3.08
Leasing Commissions                 $      N/A  $      N/A  $      N/A  $        N/A  $        N/A  $ 124,445
Per square foot leased                     N/A         N/A         N/A           N/A           N/A       1.44
                                    ----------  ----------  ----------  ------------  ------------  ----------
Total per square foot               $      N/A  $      N/A  $      N/A  $        N/A  $        N/A  $    4.52
                                    ==========  ==========  ==========  ============  ============  ==========

Industrial Properties
Tenant Improvements                 $ 585,891   $ 210,496   $ 380,334   $   230,466   $   351,819   $  85,368
Per square foot improved                 0.88        0.90        0.72          0.55          0.76        0.53
Leasing Commissions                 $ 176,040   $ 107,351   $ 436,213   $    81,013   $   200,154   $  51,772
Per square foot leased                   0.27        0.46        0.82          0.19          0.44        0.32
                                    ----------  ----------  ----------  ------------  ------------  ----------
Total per square foot               $    1.15   $    1.36   $    1.54   $      0.74   $      1.20   $    0.85
                                    ==========  ==========  ==========  ============  ============  ==========

<F1>
1994 - 1997 average weighted to reflect October 1996 acquistion date.

LEASE EXPIRATIONS

Long Island Office Properties (excluding Omni):
                                             Total        % of         Per
                                             Rentable     Total        Square      Per
                                             Square       Rentable     Foot        Square
                                  Number     Feet         Feet         S/L         Foot
Year of Lease Expiration          of Leases  Expiring     Expiring     Rent <F1>   Rent <F2>
--------------------------------  ---------  -----------  -----------  ----------  ----------
1998                                    34      198,608          7.9%  $   22.81   $   24.39
1999                                    33      122,788          4.9%  $   20.08   $   21.15
2000                                    51      290,674         11.5%  $   21.72   $   22.90
2001                                    40      229,999          9.1%  $   22.43   $   23.94
2002                                    36      278,547         11.1%  $   21.95   $   23.29
2003                                    37      264,786         10.5%  $   21.64   $   19.86
2004 and thereafter                     68    1,132,542         45.0%        ---         ---
                                  ---------  -----------   ----------
                                       299    2,517,944        100.0%
                                  =========  ===========   ==========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable expense pass-throughs

Omni:
                                             Total        % of         Per
                                             Rentable     Total        Square      Per
                                             Square       Rentable     Foot        Square
                                  Number     Feet         Feet         S/L         Foot
Year of Lease Expiration          of Leases  Expiring     Expiring     Rent <F1>   Rent <F2>
--------------------------------  ---------  -----------  -----------  ----------  ----------
1998                                    ---          ---          ---  $      ---  $      ---
1999                                    ---          ---          ---  $      ---  $      ---
2000                                     5       66,131         12.0%  $   31.58   $   33.88
2001                                     4       32,680          5.9%  $   28.22   $   33.00
2002                                     5      136,804         24.7%  $   25.64   $   27.83
2003                                     4       55,077         10.0%  $   30.14   $   29.45
2004 and thereafter                     10      261,842         47.4%        ---         ---
                                  ---------  -----------   ----------
                                        28      552,534        100.0%
                                  =========  ===========   ==========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable expense pass-throughs

Industrial Properties
                                             Total        % of         Per
                                             Rentable     Total        Square      Per
                                             Square       Rentable     Foot        Square
                                  Number     Feet         Feet         S/L         Foot
Year of Lease Expiration          of Leases  Expiring     Expiring     Rent <F1>   Rent <F2>
--------------------------------  ---------  -----------  -----------  ----------  ----------
1998                                    28      214,302          4.3%  $    6.27   $  6.31
1999                                    36      582,561         11.7%  $    5.70   $  6.01
2000                                    32    1,131,940         22.8%  $    4.96   $  5.09
2001                                    31      872,019         17.5%  $    5.79   $  6.22
2002                                    22      137,996          2.8%  $    6.30   $  6.40
2003                                    19      566,491         11.4%  $    4.81   $  4.99
2004 and thereafter                     33    1,470,035         29.5%        ---         ---
                                  ---------  -----------   ----------
                                       201    4,975,344        100.0%
                                  =========  ===========   ==========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable expense pass-throughs

Research and Development Properties
                                             Total        % of         Per
                                             Rentable     Total        Square      Per
                                             Square       Rentable     Foot        Square
                                  Number     Feet         Feet         S/L         Foot
Year of Lease Expiration          of Leases  Expiring     Expiring     Rent <F1>   Rent <F2>
--------------------------------  ---------  -----------  -----------  ----------  ----------
1998                                     6      177,179         14.2%  $   10.56   $   12.10
1999                                     9      122,564          9.9%  $    8.08   $    8.57
2000                                     8      118,169          9.5%  $    8.58   $    8.27
2001                                     6       91,130          7.3%  $   11.27   $   11.40
2002                                     3       67,967          5.5%  $   10.75   $   12.66
2003                                     4      250,438         20.1%  $    5.08   $    5.56
2004 and thereafter                      9      417,436         33.5%        ---         ---
                                  ---------  -----------   ----------
                                        45    1,244,883        100.0%
                                  =========  ===========   ==========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable expense pass-throughs

Westchester Office Properties:
                                             Total        % of         Per
                                             Rentable     Total        Square      Per
                                             Square       Rentable     Foot        Square
                                  Number     Feet         Feet         S/L         Foot
Year of Lease Expiration          of Leases  Expiring     Expiring     Rent <F1>   Rent <F2>
--------------------------------  ---------  -----------  -----------  ----------  ----------
1998                                    25      152,718          8.2%  $   18.83   $   19.47
1999                                    27       89,254          4.8%  $   20.25   $   20.70
2000                                    32      203,609         10.9%  $   20.10   $   20.57
2001                                    34      264,706         14.2%  $   21.53   $   22.64
2002                                    36      325,384         17.5%  $   18.33   $   19.77
2003                                    18      110,162          5.9%  $   20.08   $   19.48
2004 and thereafter                     36      716,758         38.5%        ---         ---
                                  ---------  -----------   ----------
                                       208    1,862,591        100.0%
                                  =========  ===========   ==========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable expense pass-throughs

Stamford Office Properties
                                             Total        % of         Per
                                             Rentable     Total        Square      Per
                                             Square       Rentable     Foot        Square
                                  Number     Feet         Feet         S/L         Foot
Year of Lease Expiration          of Leases  Expiring     Expiring     Rent <F1>   Rent <F2>
--------------------------------  ---------  -----------  -----------  ----------  ----------
1998                                     8       17,735          2.5%  $   20.01   $   20.21
1999                                    16       41,580          6.0%  $   20.45   $   20.81
2000                                    24      100,604         14.4%  $   21.66   $   22.42
2001                                    18       91,214         13.1%  $   24.11   $   24.89
2002                                    12       41,249          5.9%  $   23.07   $   24.64
2003                                    10       83,844         12.0%  $   31.25   $   30.00
2004 and thereafter                     26      321,825         46.1%        ---         ---
                                  ---------  -----------   ----------
                                       114      698,051        100.0%
                                  =========  ===========   ==========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable expense pass-throughs

New Jersey Office Properties:
                                             Total        % of         Per
                                             Rentable     Total        Square      Per
                                             Square       Rentable     Foot        Square
                                  Number     Feet         Feet         S/L         Foot
Year of Lease Expiration          of Leases  Expiring     Expiring     Rent <F1>   Rent <F2>
--------------------------------  ---------  -----------  -----------  ----------  ----------
1998                                    11       97,082          6.5%  $   22.58   $   22.88
1999                                    18      162,010         10.8%  $   20.38   $   20.69
2000                                    25      290,082         19.4%  $   22.99   $   23.93
2001                                    16      232,680         15.5%  $   18.25   $   18.60
2002                                    15      148,686          9.9%  $   19.61   $   20.40
2003                                     7      231,661         15.5%  $   18.15   $   18.49
2004 and thereafter                     15      335,665         22.4%        ---         ---
                                  ---------  -----------   ----------
                                       107    1,497,866        100.0%
                                  =========  ===========   ==========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable expense pass-throughs

Reckson/Morris Industrial:
                                             Total        % of         Per
                                             Rentable     Total        Square      Per
                                             Square       Rentable     Foot        Square
                                  Number     Feet         Feet         S/L         Foot
Year of Lease Expiration          of Leases  Expiring     Expiring     Rent <F1>   Rent <F2>
--------------------------------  ---------  -----------  -----------  ----------  ----------
1998                                     2      122,155          5.0%  $    4.59   $  4.97
1999                                    10      776,973         31.9%  $    5.29   $  5.64
2000                                     4       93,871          3.9%  $    5.30   $  7.15
2001                                     0            0          0.0%  $     ---   $   ---
2002                                     1      610,949         25.1%  $    3.75   $  4.27
2003                                     0            0          0.0%  $     ---   $   ---
2004 and thereafter                      7      829,885         34.1%        ---       ---
                                  ---------  -----------   ----------
                                        24    2,433,833        100.0%
                                  =========  ===========   ==========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable expense pass-throughs

INFLATION

    The office leases generally provided for fixed base rent increases or indexed escalations. In addition, the office leases provide for separate escalations of real estate taxes and electric costs over a base amount. The industrial leases generally provide for fixed base rent increases, direct pass through of certain operating expenses and separate real estate tax escalations over a base amount. The Company believes that inflationary increases in expenses will be offset by contractual rent increases described above. The Unsecured Credit Facility and the Bridge Facility bear interest at a variable rate, which will be influenced by changes in short-term interest rates, and is sensitive to inflation.

FUNDS FROM OPERATIONS

    Management believes that funds from operations ("FFO") is an appropriate measure of performance of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income or loss, excluding gains or losses from debt restructuring and sales of properties plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principals and is not indicative of cash available to fund cash needs.  FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a
measure of liquidity.   In March, 1995, NAREIT issued a "White Paper"
analysis to address certain interpretive issues under its definition of FFO.
The White Paper provides that amortization of deferred financing costs and depreciation of non-rental real estate assets are no longer to be added back to net income to arrive at FFO.
	        Since all companies and analysts do not calculate FFO in a similar fashion, the Company's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

    The following table presents the Company's FFO calculation (in thousands, except per share/unit data):

                                                               Three Months Ended
                                                                    March 31,
                                                                 1998        1997
                                                              ----------  ----------
                                                             (Unaudited) (Unaudited)
Net Income                                                    $   9,573   $   6,784
Adjustment for Funds From Operations
Add:
Depreciation and Amortization                                    10,606       5,574
Minority interests in consolidated partnership                      533         243
Limited Partners' minority interest in
Operating Partnership                                             1,991       1,778
                                                              ----------  ----------
                                                                 22,703      14,379
Subtract:
Amount distributed to minority partners in
consolidated partnership                                            788         535
                                                              ----------  ----------
Funds From Operations (FFO)                                      21,915      13,844

Subtract:
Straight line rents                                               1,464       1,090
Non-Incremental Capitalized tenant improvements
and leasing commissions                                           1,223         864
Non-Incremental Capitalized improvements                            625         364
                                                              ----------  ----------
Cash available for distribution (CAD):                        $  18,603   $  11,526
                                                              ==========  ==========
  Basic FFO and CAD calculations:
  Weighted average shares/units                                  45,892      33,530 <F1>
                                                              ==========  ==========
  FFO per weighted average share/unit                         $    0.48   $    0.41
                                                              ==========  ==========
  CAD per weighted average share/unit                         $    0.41   $    0.34
                                                              ==========  ==========
  Dividends per share/unit                                    $    0.31   $    0.30
                                                              ==========  ==========
  FFO payout ratio                                                 65.1%       73.2%
                                                              ==========  ==========
  CAD payout ratio                                                 76.2%       88.2%
                                                              ==========  ==========
Fully diluted FFO and CAD calculations:
  Diluted weighted average shares/units                          46,477      34,016 <F1>
                                                              ==========  ==========
  FFO per diluted weighted average share/unit                      0.47        0.41
                                                              ==========  ==========
  CAD per diluted weighted average share/unit                      0.40        0.34
                                                              ==========  ==========
  Dividends per share/unit                                         0.31        0.30
                                                              ==========  ==========
  Diluted FFO payout ratio                                         66.5%       73.2%
                                                              ==========  ==========
  Diluted CAD payout ratio                                         78.1%       88.2%
                                                              ==========  ==========

<F1>
Assumes conversion of limited partnership units of the Operating Partnership and give effect to the April 15, 1997 two-for-one stock split.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings - None
Item 2.  Changes in Securities - None
Item 3.  Defaults Upon Senior Securities - None
Item 4.  Submission of Matters to a Vote of Securities Holders - None
Item 5.  Other information - None
Item 6.  Exhibits and Reports on Form 8-K
         a)   Exhibits 27 Financial Data Schedule
         b) During the three months ended March 31, 1998, the registrant filed the following reports:

              Form 8-K, dated January 7, 1998. Relating to the acqusition of Royal Executive Park and a contiguous 32 acre development parcel located in Rye Brook, New York.

              Form 8-K, dated January 26, 1998.  Relating to the
              Company's announcement that Reckson Service Industries, Inc., a subsidiary of the Operating Partnership, had filed a registration statement to register common stock in connection with its upcoming spin-off.

              Form 8-K, dated February 11, 1998. Relating to the acqusition of Royal Executive Park located in Rye Brook New York and 120 White Plains Road located in Tarrytown, New York.

              Form 8-K/A, dated February 12, 1998. Relating to the Form 8-K filed on January 26, 1998 which outlined the reasons Reckson Service Industries, Inc. had been formed and its intended business objectives.

              Form 8-K, dated March 24, 1998. Relating to the acqusition of 51 John F. Kennedy Parkway located in Short Hills, New Jersey and entering into a contract to acquire Stamford Towers located in Stamford, Connecticut.

              Form 8-K/A, dated March 25, 1998.  Relating to the
              Form 8-K filed March 24, 1998 to include the consent of Kinsey, Beck & Company and Ernst & Young, LLP to use their reports.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RECKSON ASSOCIATES REALTY CORP.
                            Registrant

May 11, 1998                Scott H. Rechler
Date                        Scott H. Rechler, Chief Operating Officer
                            and Director

May 11, 1998                Michael Maturo
Date                        Michael Maturo, Executive Vice President
                            Treasurer and Chief Financial Officer