Form 10-Q
period 1998-06-30
RECKSON ASSOCIATES REALTY CORP
filed 1998-08-14
CIK 930548

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

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

                           Yes  X   No

The company has only one class of common stock, issued at $.01 par value per share with 40,011,104 shares outstanding as of August 10, 1998.

                      RECKSON ASSOCIATES REALTY CORP.
                             QUARTERLY REPORT
                  FOR THE THREE MONTHS ENDED JUNE 30, 1998
                             TABLE OF CONTENTS



INDEX

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets of Reckson Associates Realty Corp.
          as of June 30, 1998 and December 31, 1997 ....................

          Consolidated Statements of Income of Reckson Associates Realty Corp. for the three and six months ended June 30, 1998 and
          1997 .........................................................

          Consolidated Statements of Cash Flows of Reckson Associates Realty Corp. for the six months ended June 30, 1998 and 1997..

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

SIGNATURES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                          Reckson Associates Realty Corp.
                                            Consolidated Balance Sheets
                                  (Dollar in thousands, except for share amounts)
                                                                  June 30,           December 31,
                                                                    1998                 1997
                                                             ------------------   ------------------
                                                                (Unaudited)
Assets:
Commercial real estate properties, at cost:
     Land                                                   $          191,847   $          138,526
     Building and improvements                                       1,245,715              818,229
Developments in progress:
     Land                                                               16,503               29,309
     Development costs                                                  81,299               25,164
Furniture, fixtures and equipment                                        4,831                4,054
                                                            -------------------  -------------------
                                                                     1,540,195            1,015,282
Less accumulated depreciation                                         (132,399)            (111,068)
                                                            -------------------  -------------------
                                                                     1,407,796              904,214

Investment in real estate joint ventures                                11,628                7,223
Investment in mortgage notes and notes receivable                       84,674              104,509
Cash and cash equivalents                                                3,446               21,828
Tenants receivables                                                      4,062                4,975
Investments in and advances to affiliates                               56,171               26,547
Deferred rent receivable                                                19,098               14,973
Prepaid expenses and other assets                                       15,467                5,248
Contract and land deposits and pre-acquisition costs                     3,088                7,559
Deferred leasing and loan costs                                         19,537               16,181
                                                            -------------------  -------------------
Total Assets                                                $        1,624,967   $        1,113,257
                                                            ===================  ===================
Liabilities:
Mortgage notes payable                                      $          236,776   $          180,023
Credit facilities                                                      298,250              210,250
Senior unsecured notes                                                 150,000              150,000
Accrued expenses and other liabilities                                  36,629               30,987
Affiliate payables                                                       1,877                  807
Dividends and distributions payable                                     20,461                  120
                                                            -------------------  -------------------
Total Liabilities                                                      743,993              572,187
                                                            -------------------  -------------------

Minority interests in consolidated partnerships                         35,685                6,655
Limited partners' minority interest in the operating
  partnership                                                          132,165               85,750
                                                            -------------------  -------------------
                                                                       167,850               92,405
                                                            -------------------  -------------------
Stockholders' Equity:
Preferred Stock, $.01 par value, 25,000,000 shares
   authorized, 9,200,000  issued and outstanding                            92                  ---
Common Stock, $.01 par value, 100,000,000 shares
   authorized, 39,991,745 and 37,770,158 shares  issued
   and outstanding, respectively                                           400                  378
Additional paid in capital                                             712,632              448,287
                                                            -------------------  -------------------
Total Stockholders' Equity                                             713,124              448,665
                                                            -------------------  -------------------
Total Liabilities and Stockholders' Equity                  $        1,624,967   $        1,113,257
                                                            ===================  ===================

See accompanying notes to financial statements.

                                                          Reckson Associates Realty Corp.
                                                         Consolidated Statements of Income
                                            (Unaudited and in thousands, except per share and share amounts)
                                                              Three Months Ended June 30,      Six Months Ended June 30,
                                                             -----------------------------   -----------------------------
                                                                  1998            1997            1998           1997
                                                             -------------   -------------   -------------   -------------
Revenues:
Base rents                                                  $      55,536   $      31,160   $     102,571   $      57,751
Tenant escalations and reimbursements                               7,061           3,340          13,113           6,585
Equity in earnings of real estate joint ventures                      173             105             273             201
Equity in earnings of service companies                               651             ---             392             142
Interest income on mortgage notes and notes receivable              1,773             931           3,453           1,889
Other                                                               1,125             658           1,581           1,318
                                                             -------------   -------------   -------------   -------------
Total Revenues                                                     66,319          36,194         121,383          67,886
                                                             -------------   -------------   -------------   -------------
Expenses:
Property operating expenses                                        12,265           7,069          22,018          12,733
Real estate taxes                                                   9,032           4,806          17,036           9,370
Ground rents                                                          432             306             845             609
Marketing, general and administrative                               3,639           1,858           7,102           3,838
Interest                                                           10,970           3,848          21,497           8,583
Depreciation and amortization                                      12,457           6,317          23,264          11,957
                                                             -------------   -------------   -------------   -------------
Total Expenses                                                     48,795          24,204          91,762          47,090
                                                             -------------   -------------   -------------   -------------
Income before minority interests and extraordinary
items                                                              17,524          11,990          29,621          20,796
                                                             -------------   -------------   -------------   -------------
Minority partners' interests in consolidated
partnerships                                                         (683)           (201)         (1,216)           (444)
                                                             -------------   -------------   -------------   -------------
Distributions to preferred unitholders                               (435)           ----            (435)            ---
                                                             -------------   -------------   -------------   -------------
Limited partners' interest in the operating
   partnership                                                     (2,762)         (1,993)         (4,753)         (3,771)
                                                             -------------   -------------   -------------   -------------
Income before extraordinary item and dividends to
   preferred shareholders                                          13,644           9,796          23,217          16,581
Extraordinary items - (loss) on restatement or
   extinguishment of debt, net of limited partners' share
   of $0, $400, $0 and $400,  respectively                           ----          (1,962)           ----          (1,962)
Dividends to preferred shareholders                                 3,733            ----           3,733             ---
                                                             -------------   -------------   -------------   -------------
Net income available to common shareholders                 $       9,911   $       7,834   $      19,484   $      14,619
                                                             =============   =============   =============   =============
Basic net income per weighted average common
share before extraordinary items                            $        0.25   $        0.29   $        0.50   $        0.54

Extraordinary items (loss) per common share                          ----           (0.06)           ----           (0.06)
                                                             -------------   -------------   -------------   -------------
Basic net income per weighted average common share          $        0.25   $        0.23   $        0.50   $        0.48
                                                             =============   =============   =============   =============
Weighted average common shares outstanding                     39,636,815      34,298,137      38,913,713      30,455,000
                                                             =============   =============   =============   =============
Diluted net income per weighted average common share        $        0.25   $        0.22   $        0.49   $        0.47
                                                             =============   =============   =============   =============
Diluted weighted average common shares outstanding             40,178,083      34,801,582      39,476,786      30,950,151
                                                             =============   =============   =============   =============

See accompanying notes to financial statements.

                                  Reckson Associates Realty Corp.
                               Consolidated Statements of Cash Flows
                                   (Unaudited and in thousands)
                                                                   Six Months Ended
                                                                       June 30,
                                                             ------------------------------
                                                                 1998              1997
                                                             ------------      ------------
Cash flows from Operating Activities:
Net Income available to common shareholders                 $     19,484      $     14,619
Adjustments to reconcile net income to net cash
   provided by operating activities
   Depreciation and amortization                                  23,264            11,957
   Minority partners' interests in consolidated
      partnerships                                                 1,216               444
   Limited partners' interest in the operating partnership         4,753             3,771
   Extraordinary loss on extinguishment of debt                      ---             1,962
   Gain on sale of interest in Reckson Executive
      Centers, LLC                                                    (9)              ---
   Gain on sale of securities                                        (43)              ---
   Equity in earnings of service companies                          (392)             (142)
   Equity in earnings of real estate joint ventures                 (273)             (201)
   Distributions from real estate joint venture                      217               191
   Interest income on mortgage notes and notes
      receivable                                                    (316)             (374)
Changes in operating assets and liabilities:
   Tenant receivables                                                913              (561)
   Escrow reserves                                                   115                34
   Prepaid expenses and other assets                              (9,832)           (4,301)
   Deferred rents receivable                                      (3,614)           (2,371)
   Accrued expenses and other liabilities                          8,961             3,081
                                                             ------------      ------------
   Net cash provided by operating activities                      44,444            28,109
                                                             ------------      ------------
Cash Flows from Investing Activities:
   Increase in escrow reserves                                      (580)              ---
   Purchase of commercial real estate properties                (422,509)         (171,195)
   Investment in mortgage notes and notes receivable              20,097           (29,124)
   Investment in real estate joint ventures                       (2,970)           (1,385)
   Investment in service companies                                    15                15
   Additions to commercial real estate properties                 (9,754)           (7,608)
   Purchase of furniture, fixtures and equipment                    (776)             (481)
   Payment of leasing costs                                       (3,768)           (3,194)
   Investment in securities                                          809               ---
                                                             ------------      ------------
   Net cash used in investing activities                        (419,436)         (212,972)
                                                             ------------      ------------
Cash Flows from Financing Activities:
   Proceeds from issuance of common stock net of
      issuance costs                                              93,515           212,117
   Proceeds from issuance of preferred stock net
      of issuance costs                                          220,800               ---
   Principal payments on secured borrowings                       (3,118)             (653)
   Payment of loan costs                                             (69)           (2,807)
   Advances to affiliates                                        (25,727)           (1,358)
   Proceeds from unsecured credit facilities                     180,996           126,500
   Repayment of unsecured credit facilities                      (94,000)         (122,000)
   Distribution to minority partners in consolidated
      partnerships                                                (1,289)             (543)
   Distribution to limited partners in the operating
      partnerships                                                (2,352)           (4,036)
   Dividends to common shareholders                              (12,146)          (14,621)
                                                             ------------      ------------
   Net cash provided by financing activities                     356,610           192,599
                                                             ------------      ------------
   Net (decrease) increase in cash and cash
      equivalents                                                (18,382)            7,736
   Cash and cash equivalents at beginning of period               21,828            12,688
                                                             ------------      ------------
   Cash and cash equivalents at end of period               $      3,446            20,424
                                                             ============      ============

See accompanying notes to financial statements.

                    Reckson Associates Realty Corp.
              Notes to the Consolidated Financial Statements
                            JUNE 30, 1998
                             (Unaudited)

1.     Organization and Formation of the Company

  Reckson Associates Realty Corp. ("the Company") was incorporated in Maryland in September 1994 and is the successor to the operations of the Reckson Group. In June, 1995 the Company completed an initial public offering of 7,038,000 shares (pre-split) of $.01 par value common stock ("the IPO"). The IPO price of $24.25 per common share (pre-split) resulted in gross offering proceeds of approximately $170,671,500. The Company also issued 400,000 shares (pre-split) in a concurrent offering to the Rechler family resulting in $9,700,000 in additional proceeds. The aggregate proceeds to the Company, net of underwriting discount, advisory fee and other offering expenses, were approximately $162,000,000.

  The Company became the sole general partner of Reckson Operating Partnership L.P. (the Operating Partnership) by contributing substantially all of the net proceeds of the IPO, in exchange for an approximately 73% interest in the Operating Partnership. All properties acquired by the Company are held by or through the Operating Partnership. The Operating Partnership executed various option and purchase agreements whereby it issued 2,758,960 units (pre-split) in the Operating Partnership ("OP Units") to certain continuing investors and assumed approximately $163,438,000 (net of Omni mortgages) of indebtedness in exchange for interests in certain property partnerships, fee simple and leasehold interests in properties and development land, certain business assets of the executive center entities and 100% of the non-voting preferred stock of the management and construction companies.

  As of June 30, 1998, the Company owned and operated 69 office properties comprising approximately 9.6 million square feet, 120 industrial properties comprising approximately 9.8 million square feet and two retail properties comprising approximately 20,000 square feet, located in the New York "Tri-State" area. In addition, the Company owned or had contracted to acquire approximately 914 acres of land (including 400 acres under option) in 19 separate parcels of which the Company can develop 1.9 million square feet of industrial space and 6.8 million square feet of office space. The Company also has invested approximately $47.3 million in certain mortgage notes encumbering four Class A office properties encompassing approximately 577,000 square feet and a 400 acre parcel of land and in a note receivable secured by a partnership interest in Omni Partners, L.P., owner of the Omni, a 575,000 Class A office property located in Uniondale, New York.

  During 1997, the Company formed Reckson Service Industries, Inc. ("RSI") and Reckson Strategic Venture Partners, LLC ("RSVP"). The Operating Partnership owned a 95% non voting common stock interest in RSI through June 10, 1998. RSI serves as the managing member of RSVP. RSI invests in operating companies that generally will provide commercial services to properties owned by the Company and its tenants and third parties.
RSVP was formed to provide the Company with a research and development vehicle to invest in alternative real estate sectors. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus. RSVP's strategy is to identify and acquire interests in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as a platform for future growth. On June 11, 1998, the Operating Partnership distributed its 95% net non voting common stock interest in RSI of approximately $3 million to its partners, including the Company which, in turn, distributed the common stock of RSI received from the Operating Partnership to its stockholders. At June 30, 1998, the Operating Partnership had made loans to RSI and RSVP aggregating approximately
$21.8 million and $7.6 million, respectively in connection with start up costs and certain initial investments. Such amounts have been included in investments in and advances to affiliates on the accompanying balance sheet. Subsequent to June 30, 1998, RSI and RSVP repaid approximately
$13 million and $6.8 million, respectively of loans to the Operating
Partnership.

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

  On July 9, 1998, the Company announced the formation of Metropolitan Partners ("Metropolitan"), a strategic joint venture controlled equally by the Company and Crescent Real Estate Equities Company ("Crescent") for the purpose of creating a platform to invest in the New York City real estate market. Metropolitan has executed a definitive merger agreement in which Metropolitan has agreed to purchase Tower Realty Trust, Inc., ("Tower") a New York City based real estate investment trust that owns and operates approximately 4.3 million square feet of office space in 25 buildings, including 2.3 million square feet in New York City, for a total transaction value of approximately $733 million, which includes $286 million of outstanding Tower indebtedness. Tower stockholders will have the right to elect to receive for each share of Tower (i) $24.00 in cash or
(ii) .4615 shares of the Company's common stock and .3523 shares of Crescent common stock (based on the closing price of the Company's and Crescent's common stock on July 7, 1998 of $26.00 and $34.0625, per share, respectively), for up to an aggregate of 40% of the total consideration payable in the transaction. If the average closing price of the Company's or Crescent's shares appreciates by more than 7% from the July 7 closing prices Tower shareholders will be entitled to benefit only up to 7% of such appreciation, and no more. The transaction will be accounted for as an equity investment by the Company and is anticipated to close in the 4th quarter of 1998.

2.     Basis of Presentation

  The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership at June 30, 1998 and the results of their operations for the three and six months ended June 30, 1998 and 1997 respectively, and, their cash flows for the six months ended June 30, 1998 and 1997 respectively. The Operating Partnership's investment in RMI is reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partner interest. The operating results of the service businesses currently conducted by Reckson Management Group, Inc., and Reckson Construction Group, Inc., are reflected in the accompanying financial statements on the equity method of accounting. The operating results of Reckson Executive Centers, L.L.C., ("REC"), a service business of the Operating Partnership were reflected in the accompanying financial statements on the equity method of accounting through March 31, 1998. On April 1, 1998, the Operating Partnership sold its 9.9% interest in REC to RSI for $200,000. Additionally, the operating results of RSI a service business of the Operating Partnership, were reflected in the accompanying financial statements on the equity method of accounting through June 10, 1998. On June 11, 1998 the Operating Partnership distributed its 95% net non voting common stock interest in RSI to its partners, including the Company which, in turn, distributed the common stock of RSI received from the Operating Partnership to its stockholders. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest, such investments are also reflected in the accompanying financial statements on the equity method of accounting.
All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

  In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. The conversion of Units into common stock would not have a significant effect on per share amounts as the Units share proportionately with the common stock in the results of the Operating Partnership's operations. Additionally, during 1997, the Financial Accounting Standards Board also issued statement No. 130 "Reporting Comprehensive Income" ("SFAS 130") which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this standard will not have an impact on the Company's financial position or results of operations.

  Certain prior period amounts have been reclassified to conform to the current period presentation.

3.     Mortgage Notes Payable

  As of June 30, 1998, the Company had approximately $237 million of fixed rate mortgage notes which mature at various times between 1999 and 2012. The notes are secured by 21 properties and have a weighted average interest rate of 7.91%.

  On May 21, 1998, the Company satisfied the mortgage note encumbering one property in the amount of approximately $1.9 million.

4.     Senior Unsecured Notes

  As of June 30, 1998, the Company had outstanding $150 million of 10-year senior unsecured notes(the "Senior Unsecured Notes"). The Senior unsecured Notes were priced at par with interest at 110 basis points over
the 10-year treasury note for an all in coupon of 7.2%.   Interest is
payable semiannually with principal and unpaid interest due on August 28, 2007.

5.     Credit Facilities

  As of June 30, 1998, the Company had a three-year $250 million unsecured credit facility from Chase Manhattan Bank and Union Bank of Switzerland (the "Unsecured Credit Facility"). The Company's ability to borrow thereunder is subject to the satisfaction of certain customary financial covenants. In addition, borrowings under the Unsecured Credit Facility bear interest at a floating rate equal to one, two, three or six month LIBOR (at the Company's election) plus a spread ranging from 1.125% to 1.5% based on the Company's leverage ratio. In addition, the Company obtained a $200 million unsecured credit facility (the "Bridge Facility") which matures on July 15, 1998. The Bridge Facility was provided by the two lead members of the Unsecured Credit Facility bank group and serves as interim financing while the Company seeks to expand the availability under the Unsecured Credit Facility.

  On July 23, 1998, the Company obtained a $500 million unsecured revolving credit facility (the "Credit Facility") with Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the credit facility bank group. This Credit Facility replaces both the Unsecured Credit and Bridge Facilities. Interest rates on borrowings under the Credit Facility will be priced off of LIBOR plus a sliding scale ranging from 112.5 basis points to 137.5 basis points based on the leverage ratio of the Company. Upon the Company receiving an investment grade rating on its senior unsecured debt by two rating agencies, the pricing is adjusted based off of LIBOR plus a scale ranging from 65 basis points to 90 basis points depending upon the rating.

6.     Commercial Real Estate Investments

  In October 1997, the Company entered into an agreement to invest $150 million in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. The Morris Companies' properties include 23 industrial buildings encompassing approximately 4.0 million square feet. The Company's investment will be used to acquire a controlling interest in Reckson Morris Operating Partnership, L.P. ("RMI"). In connection with the transaction the Morris Companies contributed 100% of their interests in certain industrial properties to RMI in exchange for operating partnership units in RMI. At June 30, 1998 the Company had acquired an approximate 73% interest in RMI for approximately $72 million. In addition, at June 30, 1998, the Company had advanced approximately
$17.7 million to the Morris Companies primarily to fund certain construction costs related to development properties to be contributed to RMI.

  During January, 1998, the Company acquired two office properties and five industrial properties encompassing 325,000 and 775,000 square feet, respectively for aggregate purchase prices of approximately $27.6 million and $32.1 million, respectively. In addition, the Company acquired approximately 99 acres of land for approximately $3.39 million which allows for approximately 730,000 square feet of development opportunities. These acquisitions were financed with proceeds from the credit facilities and the issuance of 513,259 OP Units.

  During February 1998, the Company acquired approximately 25 acres of land and a vacant 165,000 square foot building for approximately $3.43 million. The Company is currently repositioning these properties which will allow for approximately 483,000 square feet of future development opportunities.

  Additionally, on February 6, 1998 the Company completed its acquisition of a 351,000 square foot office building located in Lake Success, New York for approximately $9.3 million. The Company had previously acquired an approximate 68% first mortgage interest in the property for approximately $25.7 million for a total acquisition of $35 million. The acquisition was financed with proceeds from a draw under the credit facilities. On February 25, 1998, the Company made an additional investment in RMI of approximately $6.6 million for the acquisition of 300-350 Kennedy Drive, Sayerville, New Jersey increasing its interest in RMI to approximately 73%.

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

  On April 21, 1998, the Company acquired a portfolio of six office properties encompassing approximately 980,000 square feet in Westchester County, New York from Cappelli Enterprises and affiliated entities ("Cappelli") for a purchase price of approximately $173 million. The Cappelli acquisition includes a five building, 850,000 square foot Class A office park in Valhalla and Court House Square, a 130,000 square foot Class A office building located in White Plains. The Company also obtained an option from Cappelli to acquire the remaining 50% interest in 360 Hamilton Avenue, a 365,000 square foot vacant office tower in downtown White Plains for $10 million of which $4 million was paid at closing of the portfolio acquisition. In addition, the Company received an option from Cappelli to acquire the remaining development parcels within the Valhalla office park on which up to 875,000 square feet of office space can be developed. During April 1998, the Company made mortgage loans to Cappelli totaling $18 million which are secured by the development parcels. The loans bear interest at 10% per annum and mature on April 14, 1999. Such amounts have been included in investments in mortgage notes and notes receivable on the accompanying balance sheet. This acquisition was financed in part through proceeds from a draw under the credit facilities, the issuance of 36,518 preferred units (Note 7), and the assumption of approximately $45.1 million of mortgage debt. On July 2, 1998, Cappelli exercised his option to sell the remaining 50% interest in 360 Hamilton Avenue located in downtown White Plains, New York to the Company for $10 million (of which $4 million had been previously paid) plus the return of his capital contributions of approximately $1.5 million. As a result, the Company now owns 100% of the property. The acquisition was financed in part through proceeds from a draw under the credit facilities, the issuance of 6,000 preferred units (Note 7), and the assumption of approximately $2 million of additional mortgage debt.

  Additionally, on April 21, 1998, the Company acquired a 84,500 square foot office building located in Fairfield, New Jersey for $3.4 million. The acquisition was financed in part with proceeds from a draw under the credit facilities and the issuance of 1,979 OP Units (Note 7).

  On May 1, 1998, the Company leased a 120,000 square foot office building located in Hicksville, New York. The lease which expires in the year 2018 requires fixed monthly rental payments subject to annual increases and for the pass through to the Company of all operating expenses and real estate taxes relating to the property.

  On June 19, 1998, the Company acquired a 210,000 square foot industrial property located in West Caldwell, New Jersey for $9.4 million. The acquisition was financed with proceeds from a draw under the credit facilities.

  On June 24, 1998, the Company acquired approximately 19.3 acres of land located in Melville, New York for approximately $5.5 million. The Company has entered into contract negotiations to sell this parcel during the third calendar quarter of 1998. The acquisition was financed with proceeds from a draw under the credit facilities.

  On July 1, 1998, the Company acquired Stamford Towers located in Stamford, Connecticut for approximately $61.3 million. Stamford Towers is a Class A office complex consisting of two eleven story towers totaling approximately 325,000 square feet.

  During July, 1998, RMI purchased two industrial properties encompassing approximately 426,000 square feet for approximately $24.75 million. These acquisitions were financed through draws under the credit facilities.

7.     Stockholders' Equity

  On January 6, 1998, the Operating Partnership issued 513,259 OP Units in connection with the acquisition of an office building located in Uniondale, New York.

  On February 18, 1998, the Company completed a common stock offering and sold 791,152 common shares at a price of $25.44 per share. Net proceeds from the offering of approximately $19.1 million were used to repay borrowings under the credit facilities.

  On March 23, 1998, the Company sold approximately $5.9 million of common stock to RSI at the market closing price of $25 per share. The Operating Partnership loaned RSI the $5.9 million to execute this transaction. Such amount was repaid to the Operating Partnership by RSI subsequent to June 30, 1998.

  During April 1998, the Company completed a preferred stock offering and sold 9,200,000 shares (including 1,200,000 shares related to the exercise of the underwriters over allotment option) of 7.625% Series A Convertible Cumulative Preferred Stock at a price of $25.00 per share. The preferred stock is convertible to the Company's common stock at a conversion rate of
 .8738 shares of common stock for each share of preferred stock. Net proceeds from the offering of approximately $221 million were used to repay borrowings under the credit facilities.

  On April 21, 1998, the Operating Partnership issued 25,000 Series B preferred units at a stated value of $1,000 per unit and 11,518 Series C preferred units at a stated valued of $1,000 per unit in connection with the acquisition of the Cappelli portfolio. The Series B preferred units have a current coupon rate of 6.25% and are convertible to common units at a conversion price of approximately $32.51 for each preferred unit. The Series C preferred units have a current coupon rate of 6.25% and are convertible to common units at a conversion price of approximately $29.39 for each preferred unit.

  On April 29, 1998, the Company completed a common stock offering and sold 1,093,744 common shares at a price of $24.38 per share. Net proceeds from the offering were approximately $25.3 million and were used to repay borrowings under the credit facilities.

  On May 27, 1998, the Board of Directors declared a dividend of $.3375 per share of common stock payable on July 21, 1998 to its shareholders of record as of July 10, 1998. The dividend declared, which related to the three months ended June 30, 1998, is based upon an annual distribution of $1.35 per share.

  On May 29, 1998, the Board of Directors declared a dividend on its Series A Convertible Cumulative Preferred Stock of $.5719 per share payable on July 31, 1998 to stockholders of record on July 15, 1998. The dividend declared, which relates to the period from April 13, 1998 through July 31, 1998 is based on an annual distribution of $1.906 per share.

  On July 2, 1998, the Operating Partnership issued 6,000 Series D preferred units at a stated value of $1,000 per unit in connection with the acquisition of the remaining 50% interest in 360 Hamilton Avenue located in White Plains, New York. The Series D preferred units have a current coupon of 6.25% and are convertible to common units at a conversion price of approximately $29.12 for each preferred unit.

  Basic net income per share was calculated using the weighted average number of shares outstanding of 39,636,815 and 34,298,137 for the three months ended June 30, 1998 and 1997, respectively and 38,913,713 and 30,455,000 for the six months ended June 30, 1998 and 1997, respectively.

  The following is the Company's reconciliation of the numerators and denominators of the basic and diluted net income per weighted average common share computations and other related disclosures required by FAS Statement 128 (in thousands except share amounts).

  The following table set forth the computation of basic and diluted earnings per share:

                                                           Three Months Ended June 30,       Six Months Ended June 30,
                                                           ----------------------------    -----------------------------
                                                                1998            1997            1998            1997
                                                           -------------   -------------   -------------   -------------
Numerator:
   Income before extraordinary item and dividends to
      preferred shareholders                              $      13,644   $       9,796   $      23,217   $      16,581
   Preferred stock dividends                                     (3,733)           ----          (3,733)           ----
                                                           -------------   -------------   -------------   -------------
   Numerator for basic earnings per share                         9,911           9,796          19,484          16,581

   Effect of dilutive securities:
     Preferred stock dividends                                      ---             ---             ---             ---
                                                           -------------   -------------   -------------   -------------
   Numerator for diluted earnings per share               $       9,911   $       9,796   $      19,484   $      16,581
                                                           =============   =============   =============   =============
Denominator:
   Denominator for basic earnings per share-
      weighted-average shares                                    39,637          34,298          38,914          30,455
                                                           -------------   -------------   -------------   -------------
   Effect of dilutive securities:
     Employee stock options                                         541             504             563             495
     Convertible preferred stock                                    ---             ---             ---             ---
                                                           -------------   -------------   -------------   -------------
   Dilutive potential common shares                                 541             504             563             495
                                                           -------------   -------------   -------------   -------------
   Denominator for diluted earnings per share-
      adjusted weighted-average shares and
      assumed conversions                                        40,178          34,802          39,477          30,950
                                                           =============   =============   =============   =============
Basic earnings per common share:
   Income before extraordinary item                       $        0.25   $        0.29   $        0.50   $        0.54
   Extraordinary item                                               ---           (0.06)            ---           (0.06)
                                                           -------------   -------------   -------------   -------------
   Net income per common share                            $        0.25   $        0.23   $        0.50   $        0.48
                                                           =============   =============   =============   =============
Diluted earnings per common share:
   Income before extraordinary item                       $        0.25   $        0.28   $        0.49   $        0.54
   Extraordinary item                                               ---           (0.06)            ---           (0.07)
                                                           -------------   -------------   -------------   -------------
   Diluted net income per common share                    $        0.25   $        0.22   $        0.49   $        0.47
                                                           =============   =============   =============   =============

8.     Supplemental Disclosure of Cash Flow Information (in thousands)

                                                       Six Months Ended June 30,
                                                         ---------------------
                                                            1998       1997
                                                         ---------   ---------
Cash paid during the period for interest                $  17,869   $   9,956
                                                         =========   =========
Interest capitalized during the period                  $   1,739   $     869
                                                         =========   =========

  On January 2, 1998, the Company issued an additional 18,752 OP Units in connection with the acquisition of a 92,000 square foot industrial building located in Elmsford, New York for an additional non cash investment of approximately $.48 million.

     On January 6, 1998, the Company acquired 51 Charles Lindbergh Boulevard in Uniondale, New York which included the issuance of 513,259 OP Units for a total non cash investment of $12 million. Additionally, in connection with the Company's investment in the Morris Companies, the Company assumed approximately $10.8 million of indebtedness net of minority partners interest.

     On March 23, 1998, the Company sold 235,480 shares of its common stock to RSI for approximately $5.9 million which is payable to the Company at June 30, 1998.

     On April 21, 1998, in connection with the acquisition of the Cappelli portfolio, the Company assumed approximately $45.1 million of indebtedness. Additionally, in connection with the acquisition of 155 Passaic Avenue in Fairfield, New Jersey, the Company issued 1,979 OP Units for a total non cash investment of approximately $50,000.

     On June 11, 1998, the Operating Partnership distributed its 95% net non voting common stock interest in RSI of approximately $3 million to its partners, including the Company which, in turn, distributed the common stock of RSI received from the Operating Partnership to its stockholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements of Reckson Associates Realty Corp. (the "Company") and related notes thereto.

Overview and Background

  The Company is a self-administered and self managed real estate investment trust (REIT) specializing in the acquisition, leasing, financing, management and development of office and industrial properties. The Company's growth strategy is focused on the suburban markets surrounding New York City. Since completion of its initial public offering in May 1995, the Company has acquired or contracted to acquire approximately $1.3 billion of properties comprising approximately 15.7 million square feet of space.

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

  At June 30, 1998, the Company's portfolio of real estate properties included 69 office buildings containing approximately 9.6 million square feet, 120 industrial buildings containing approximately 9.8 million square feet and two retail properties containing approximately 20,000 square feet.

  During the six months ended June 30,1998, the Company acquired seven industrial properties encompassing approximately 1.1 million square feet of space for an aggregate purchase price of approximately $45 million and 11 office properties encompassing approximately 1.9 million square feet of space for an aggregate purchase price of approximately $308 million.

  In October 1997, the Company entered into an agreement to invest $150 million in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. The Morris Companies properties include 23 industrial buildings encompassing approximately 4.0 million square feet. As of June 30, 1998, the Company has invested approximately $72 million for an approximate 73% controlling interest in Reckson Morris Operating Partnership, L.P. ("RMI"). In connection with the transaction the Morris Companies contributed 100% of their interests in certain industrial properties to RMI in exchange for operating partnership units in RMI.

  On July 9, 1998, the Company announced the formation of Metropolitan Partners ("Metropolitan"), a strategic joint venture controlled equally by the Company and Crescent Real Estate Equities Company ("Crescent") for the purpose of creating a platform to invest in the New York City real estate market. Metropolitan has executed a definitive merger agreement in which Metropolitan has agreed to purchase Tower Realty Trust, Inc., ("Tower") a New York City based real estate investment trust that owns and operates approximately 4.3 million square feet of office space in 25 buildings, including 2.3 million square feet in New York City, for a total transaction value of approximately $733 million, which includes $286 million of outstanding Tower indebtedness. Tower stockholders will have the right to elect to receive for each share of Tower (i) $24.00 in cash or
(ii) .4615 shares of the Company's common stock and .3523 shares of Crescent common stock (based on the closing price of the Company's and Crescent's common stock on July 7, 1998 of $26.00 and $34.0625, per share, respectively), for up to an aggregate of 40% of the total consideration payable in the transaction. If the average closing price of the Company's or Crescent's shares appreciates by more than 7% from the July 7 closing prices Tower shareholders will be entitled to benefit only up to 7% of such appreciation, and no more. The transaction will be accounted for as an equity investment by the Company and is anticipated to close in the 4th quarter of 1998.

  The market capitalization of the Company at June 30, 1998 was approximately $2.1 billion. The Company's market capitalization is based on the market value of the Company's common stock and OP units (assuming conversion) of $23.625 per share/unit, the Company's preferred stock of $25 per share, the Company's preferred units of $1,000 per unit and, the $668.7 million (including its share of joint venture debt and net of minority partners' interests) of debt outstanding at June 30, 1998. As a result, the Company's total debt to total market capitalization ratio at June 30, 1998 equaled approximately 32.4%.

Results  of Operations

  The Company's total revenues increased by $30.1 million or 83% for the three months ended June 30, 1998 as compared to the 1997 period. The growth in total revenues is substantially attributable to the Company's acquisition of 68 properties comprising approximately 9.8 million square feet. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $28.1 million or 81% for the three months ended June 30, 1998 as compared to the 1997 period. The 1998 increase in Property Operating Revenues is comprised of $0.4 million attributable to increases in rental rates and changes in occupancies and $27.7 million attributable to acquisitions of properties. The remaining balance of the increase in total revenues in 1998 is primarily attributable to interest income on the Company's investments in mortgage notes and notes receivable. The Company's base rent was increased by the impact of the straight-line rent adjustment by $2.1 million for the three months ended June 30, 1998 as compared to $1.2 million for the 1997 period.

  Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $9.5 million for the three months ended June 30, 1998 as compared to the 1997 period. These increases are primarily due to the acquisition of properties. Gross operating margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for 1998 and 1997 were 65.3% and 64.7%, respectively. The increase in gross operating margins reflects increases realized in rental rates, the Company's ability to realize certain operating efficiencies as a result of operating a larger portfolio of properties with concentrations of properties in office and industrial parks or in its established sub-markets, and increased ownership of net leased properties including the impact of the RMI properties.

  Marketing, general and administrative expenses increased by $1.8 million for the three months ended June 30, 1998 as compared to the 1997 period. The increase is due to the increased costs of managing the acquisition properties, the costs of opening the Company's Northern New Jersey division, costs associated with the management of the RMI assets, and the increase in corporate management and administrative costs associated with the growth of the Company. Marketing, general and administrative expenses as a percentage of total revenues were 5.5% for the three months ended June 30, 1998 as compared to 5.1% for the 1997 period.

  Interest expense increased by $7.1 million for the three months ended
June 30, 1998 as compared to the 1997 period. The increase is attributable to an increase in mortgage debt including the refinancing of the Omni in the amount of $58 million in August 1997, the assumption of approximately $14.8 million of mortgage indebtedness in connection with the Company's investment in RMI, the assumption of approximately $45.1 million of mortgage indebtedness in connection with the Cappelli acquisition, increased cost attributable to an increased average balance on the Company's credit facilities and interest on the Company's $150 million of senior unsecured notes. The weighted average balance outstanding on the Company's credit facilities was $307 million for the three months ended June 30, 1998 as compared to $82.5 million for the 1997 period.

  The Company's total revenues increased by $53.5 million or 79% for the six months ended June 30, 1998 as compared to the 1997 period. The growth in total revenues is substantially attributable to the Company's acquisition of 81 properties comprising approximately 10.6 million square feet.
Property Operating Revenues increased by $51.3 million or 80% for the six months ended June 30, 1998 as compared to the 1997 period. The 1998 increase in Property Operating Revenues is comprised of $1.4 million attributable to increases in rental rates and changes in occupancies and $49.9 million attributable to acquisitions of properties. The remaining balance of the increase in total revenues in 1998 is primarily attributable to interest income on the Company's investments in mortgage notes and notes receivable. The Company's base rent was increased by the impact of the straight-line rent adjustment by $3.6 million for the six months ended June 30, 1998 as compared to $2.3 million for the 1997 period.

  Property Expenses increased by $17.2 million for the six months ended
June 30, 1998 as compared to the 1997 period. These increases are primarily due to the acquisition of properties. Gross operating margins for 1998 and 1997 were 65.5% and 64.7%, respectively. The increase in gross operating margins reflects increases realized in rental rates, the Company's ability to realize certain operating efficiencies as a result of operating a larger portfolio of properties with concentration of properties in office and industrial parks or in its established sub-markets and increased ownership of net leased properties including the impact of the RMI properties.

  Interest expense increased by $12.9 million for the six months ended June 30, 1998 as compared to the 1997 period. The increase is attributable to an increase in mortgage debt including the refinancing of the Omni in the amount of $58 million in August 1997, the assumption of approximately $14.8 million of mortgage indebtedness in connection with the Company's investment in RMI, the assumption of approximately $45.1 million of mortgage indebtedness in connection with the Cappelli acquisition, increased cost attributable to an increased average balance on the Company's credit facilities and interest on the Company's $150 million of senior unsecured notes. The weighted average balance outstand-ing on the Company's credit facilities was $311.5 million for the six months ended June 30, 1998 as compared to $92.5 million for the 1997 period.

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

  On January 6, 1998, the Operating Partnership issued 513,259 OP Units in connection with the acquisition of one office property, located in Uniondale, New York.

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

  On April 21, 1998, the Operating Partnership issued 25,000 Series B preferred units at a stated value of $1,000 per unit and 11,518 Series C preferred units at a stated value of $1,000 per unit in connection with the acquisition of the Cappelli Portfolio. The Series B preferred units have a current coupon rate of 6.25% and are convertible to common units at a conversion price of approximately $32.51 for each preferred unit. The Series C preferred units have a current coupon rate of 6.25% and are convertible to common units at a conversion price of approximately $29.39 for each preferred unit.

  Additionally, on April 21, 1998, in connection with the acquisition of 155 Passaic Avenue in Fairfield, New Jersey, the company issued 1,979 OP Units.

  On April 29, 1998, the Company completed a public stock offering and sold 1,093,744 common shares at a price of $24.38 per share. Net proceeds from the offering of approximately $25.3 million were used to repay borrowings under the credit facilities.

  On July 2, 1998, the Operating Partnership issued 6,000 Series D preferred units at a stated value of $1,000 per unit in connection with the acquisition of the remaining 50% interest in 360 Hamilton Avenue located in White Plains, New York. The Series D preferred units have a current coupon of 6.25% and are convertible to common units at a conversion price of approximately $29.12 for each preferred unit.

 As of June 30, 1998, the Company had a three-year $250 million unsecured credit facility from a bank group led by Chase Manhattan Bank and Union Bank of Switzerland (the "Unsecured Credit Facility"). The Company's ability to borrow thereunder is subject to the satisfaction of certain financial covenants, including covenants relating to limitations on unsecured and secured borrowings, minimum interest and fixed charge coverage ratios, a minimum equity value and a maximum dividend payout ratio. In additional, borrowings under the Unsecured Credit Facility bear interest at a floating rate equal to one, two, three or six month
LIBOR (at the Company's election) plus a spread ranging from 1.125% to 1.50%, based on the Company's leverage ratio. The Company utilizes the Unsecured Credit Facility primarily to finance the acquisitions of properties and other real estate investments, fund its development activities and for working capital purposes. At June 30, 1998, the Company had availability under the Unsecured Credit Facility to borrow an additional $96.3 million (net of $7.7 million of outstanding undrawn letters of credit). In addition, the Company obtained a $200 million unsecured credit facility (the "Bridge Facility") which matures on July 15, 1998. The Bridge Facility was provided by the two lead members of the Unsecured Credit Facility bank group and serves as interim financing while the Company seeks to expand the availability under the Unsecured Credit Facility. At June 30, 1998, the Company had availability under the Bridge Facility to borrow an additional $47.75 million.

 On July 23, 1998, the Company obtained a $500 million unsecured revolving credit facility (the "Credit Facility") with Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the credit facility bank group. This Credit Facility replaces both the Unsecured Credit and Bridge Facilities. Interest rates on borrowings under the Credit Facility will be priced off of LIBOR plus a sliding scale ranging from 112.5 basis points to 137.5 basis points based on the leverage ratio of the Company. Upon the Company receiving an investment grade rating on its senior unsecured debt by two rating agencies, the pricing is adjusted based off of LIBOR plus a scale ranging from 65 basis points to 90 basis points depending upon the rating.

 The Company's indebtedness at June 30, 1998 totaled $668.7 million (including its share of joint venture debt and net of the minority partners' interests) and was comprised of $146 million outstanding under the Unsecured Credit Facility, $152.25 million outstanding under the Bridge Facility, $150 million of unsecured notes and approximately $220.45 million of mortgage indebtedness. Based on the Company's total market capitalization of approximately $2.1 billion at June 30, 1998, (calculated based on the market value of the Company's common stock and OP units, assuming conversion, the stated value of the Company's preferred stock and preferred units), the Company's debt represented approximately 32.4% of its total market capitalization.

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

 The following table summarizes the expenditures incurred for capital expenditures, tenant improvements and leasing commissions for the Company's office and industrial properties for the six month period ended June 30, 1998 and the historical average of such capital expenditures, tenant improvements and leasing commissions for the years 1994 through 1997.

Non-Incremental Revenue Generating Capital Expenditures

                                                                                       1994-1997
                                       1994        1995         1996        1997        Average        1998
                                    ----------  ----------  ----------  ------------  ------------  ----------
Capital Expenditures
Long Island Office Properties
Total                               $ 158,340   $ 364,545   $ 375,026   $ 1,108,675   $   501,646   $ 962,709
Per square foot                          0.10        0.19        0.13          0.22          0.16        0.12
Industrial Properties
Total                               $ 524,369   $ 290,457   $ 670,751   $   733,233   $   554,702   $ 461,474
Per square foot                          0.18        0.08        0.18          0.15          0.15        0.05

Non-Incremental Revenue Generating Tenant Improvement and Leasing Commissions

                                                                                       1994-1997
                                       1994        1995         1996        1997        Average        1998
                                    ----------  ----------  ----------  ------------  ------------  ----------
Long Island Office Properties
Tenant Improvements                 $ 902,312   $ 452,057   $ 523,574   $   784,044   $   665,497   $ 666,305
Per square foot improved                 5.13        4.44        4.28          7.00          5.21        8.41
Leasing Commissions                 $ 341,253   $ 144,925   $ 119,047   $   415,822   $   255,262   $ 224,269
Per square foot leased                   1.94        1.42        0.97          4.83          2.29        2.83
                                    ----------  ----------  ----------  ------------  ------------  ----------
Total per square foot               $    7.07   $    5.86   $    5.25   $     11.83   $      7.50   $   11.24
                                    ==========  ==========  ==========  ============  ============  ==========
Westchester Office Properties
Tenant Improvements                       N/A         N/A   $ 834,764   $ 1,211,665   $ 1,023,215   $ 593,809
Per square foot improved                  N/A         N/A        6.33          9.00          7.61        8.09
Leasing Commissions                       N/A         N/A   $ 264,388   $   266,257   $   315,323   $ 192,515
Per square foot leased                    N/A         N/A        2.00          2.69          2.35        2.63
                                    ----------  ----------  ----------  ------------  ------------  ----------
Total per square foot                     N/A         N/A   $    8.33   $     11.59   $      9.96   $   10.72
                                    ==========  ==========  ==========  ============  ============  ==========
Connecticut Office Properties <F1>
Tenant Improvements                       N/A         N/A   $  58,000   $ 1,022,421   $   864,337   $ 122,155
Per square foot improved                  N/A         N/A       12.45         13.39         12.92        7.13
Leasing Commissions                       N/A         N/A   $       0   $   256,615   $   205,292   $  85,857
Per square foot leased                    N/A         N/A        0.00          3.36          1.68        5.01
                                    ----------  ----------  ----------  ------------  ------------  ----------
Total per square foot                     N/A         N/A   $   12.45   $     16.75   $     14.60   $   12.14
                                    ==========  ==========  ==========  ============  ============  ==========
New Jersey Office Properties
Tenant Improvements                       N/A         N/A         N/A           N/A           N/A   $ 430,155
Per square foot improved                  N/A         N/A         N/A           N/A           N/A        4.07
Leasing Commissions                       N/A         N/A         N/A           N/A           N/A   $ 156,867
Per square foot leased                    N/A         N/A         N/A           N/A           N/A        1.30
                                    ----------  ----------  ----------  ------------  ------------  ----------
Total per square foot                     N/A         N/A         N/A           N/A           N/A   $    5.37
                                    ==========  ==========  ==========  ============  ============  ==========

Industrial Properties
Tenant Improvements                 $ 585,981   $ 210,496   $ 380,334   $   230,466   $   351,819   $ 207,996
Per square foot improved                 0.88        0.90        0.72          0.55          0.76        0.60
Leasing Commissions                 $ 176,040   $ 107,351   $ 436,213   $    81,013   $   200,154   $ 130,285
Per square foot leased                   0.27        0.46        0.82          0.19          0.44        0.37
                                    ----------  ----------  ----------  ------------  ------------  ----------
Total per square foot               $    1.15   $    1.36   $    1.54   $      0.74   $      1.20   $    0.97
                                    ==========  ==========  ==========  ============  ============  ==========

<F1>
1994 - 1997 average weighted to reflect October 1996 acquistion date.

LEASE EXPIRATIONS

The following tables sets forth scheduled lease expirations for executed leases as of June 30, 1998.

Long Island Office Properties (excluding Omni):
                                             Total        % of         Per
                                             Rentable     Total        Square      Per
                                             Square       Rentable     Foot        Square
                                  Number     Feet         Feet         S/L         Foot
Year of Lease Expiration          of Leases  Expiring     Expiring     Rent <F1>   Rent <F2>
--------------------------------  ---------  -----------  -----------  ----------  ----------
1998                                    17       70,210          2.8%  $   21.25   $   23.22
1999                                    37      128,715          5.1%  $   19.89   $   20.94
2000                                    50      288,025         11.3%  $   21.71   $   22.90
2001                                    39      237,226          9.3%  $   22.19   $   23.99
2002                                    35      272,699         10.7%  $   21.99   $   23.50
2003                                    51      318,142         12.5%  $   21.69   $   20.80
2004 and thereafter                     70    1,230,159         48.3%        ---         ---
                                  ---------  -----------   ----------
                                       299    2,545,176        100.0%
                                  =========  ===========   ==========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable expense pass-throughs.

Omni:
                                             Total        % of         Per
                                             Rentable     Total        Square      Per
                                             Square       Rentable     Foot        Square
                                  Number     Feet         Feet         S/L         Foot
Year of Lease Expiration          of Leases  Expiring     Expiring     Rent <F1>   Rent <F2>
--------------------------------  ---------  -----------  -----------  ----------  ----------
1998                                   ---          ---          ---         ---         ---
1999                                   ---          ---          ---         ---         ---
2000                                     4       60,316         10.8%  $   32.49   $   34.52
2001                                     4       32,680          5.8%  $   28.22   $   33.00
2002                                     4      129,351         23.0%  $   25.55   $   27.69
2003                                     5       72,530         12.9%  $   29.52   $   29.88
2004 and thereafter                     10      267,013         47.5%        ---         ---
                                  ---------  -----------   ----------
                                        27      561,890        100.0%
                                  =========  ===========   ==========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable expense pass-throughs.

Industrial Properties
                                             Total        % of         Per
                                             Rentable     Total        Square      Per
                                             Square       Rentable     Foot        Square
                                  Number     Feet         Feet         S/L         Foot
Year of Lease Expiration          of Leases  Expiring     Expiring     Rent <F1>   Rent <F2>
--------------------------------  ---------  -----------  -----------  ----------  ----------
1998                                    22      148,244          2.9%  $    6.59   $    6.58
1999                                    37      792,561         15.3%  $    5.61   $    5.54
2000                                    32    1,131,940         21.8%  $    4.96   $    5.09
2001                                    32      899,619         17.4%  $    5.82   $    6.29
2002                                    24      145,046          2.8%  $    6.41   $    6.45
2003                                    23      579,416         11.2%  $    4.85   $    5.02
2004 and thereafter                     34    1,485,035         28.6%        ---         ---
                                  ---------  -----------   ----------
                                       204    5,181,861        100.0%
                                  =========  ===========   ==========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable expense pass-throughs.

Research and Development Properties
                                             Total        % of         Per
                                             Rentable     Total        Square      Per
                                             Square       Rentable     Foot        Square
                                  Number     Feet         Feet         S/L         Foot
Year of Lease Expiration          of Leases  Expiring     Expiring     Rent <F1>   Rent <F2>
--------------------------------  ---------  -----------  -----------  ----------  ----------
1998                                     4      170,839         13.5%  $   10.34   $   11.96
1999                                     8       44,324          3.5%  $    8.89   $    9.40
2000                                     8      118,169          9.4%  $    8.58   $    8.27
2001                                     7       96,120          7.6%  $   11.62   $   11.78
2002                                     3       67,967          5.4%  $   10.75   $   12.66
2003                                     4      258,354         20.5%  $    5.38   $    5.80
2004 and thereafter                     11      505,394         40.1%        ---         ---
                                  ---------  -----------   ----------
                                        45    1,261,167        100.0%
                                  =========  ===========   ==========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable expense pass-throughs.

Westchester Office Properties:
                                             Total        % of         Per
                                             Rentable     Total        Square      Per
                                             Square       Rentable     Foot        Square
                                  Number     Feet         Feet         S/L         Foot
Year of Lease Expiration          of Leases  Expiring     Expiring     Rent <F1>   Rent <F2>
--------------------------------  ---------  -----------  -----------  ----------  ----------
1998                                    17      121,781         4.3%   $   18.21   $   18.82
1999                                    36      142,952         5.1%   $   19.58   $   19.81
2000                                    45      511,409        18.2%   $   22.31   $   22.98
2001                                    50      650,193        23.1%   $   23.86   $   24.26
2002                                    44      385,133        13.7%   $   18.94   $   20.05
2003                                    32      229,346         8.1%   $   21.15   $   21.06
2004 and thereafter                     39      775,970        27.5%         ---         ---
                                  ---------  -----------   ----------
                                       263    2,816,784        100.0%
                                  =========  ===========   ==========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable expense pass-throughs.

Stamford Office Properties
                                             Total        % of         Per
                                             Rentable     Total        Square      Per
                                             Square       Rentable     Foot        Square
                                  Number     Feet         Feet         S/L         Foot
Year of Lease Expiration          of Leases  Expiring     Expiring     Rent <F1>   Rent <F2>
--------------------------------  ---------  -----------  -----------  ----------  ----------
1998                                     6       11,248          1.6%  $   15.75   $   16.25
1999                                    15       39,980          5.7%  $   21.27   $   21.65
2000                                    23       99,904         14.1%  $   21.68   $   22.45
2001                                    19       96,633         13.7%  $   23.96   $   24.85
2002                                    13       43,739          6.2%  $   22.82   $   24.38
2003                                    12       89,975         12.7%  $   31.17   $   30.33
2004 and thereafter                     26      325,084         46.0%        ---         ---
                                  ---------  -----------   ----------
                                       114      706,563        100.0%
                                  =========  ===========   ==========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable expense pass-throughs.

New Jersey Office Properties:
                                             Total        % of         Per
                                             Rentable     Total        Square      Per
                                             Square       Rentable     Foot        Square
                                  Number     Feet         Feet         S/L         Foot
Year of Lease Expiration          of Leases  Expiring     Expiring     Rent <F1>   Rent <F2>
--------------------------------  ---------  -----------  -----------  ----------  ----------
1998                                     6       28,864          1.9%  $   23.01   $   19.15
1999                                    19      206,163         13.5%  $   20.97   $   21.25
2000                                    28      304,437         20.0%  $   22.89   $   23.76
2001                                    17      234,193         15.4%  $   18.27   $   18.66
2002                                    14      138,167          9.1%  $   19.80   $   20.57
2003                                    10      275,642         18.1%  $   18.90   $   19.03
2004 and thereafter                     15      335,665         22.0%        ---         ---
                                  ---------  -----------   ----------
                                       109    1,523,131        100.0%
                                  =========  ===========   ==========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable expense pass-throughs

Reckson/Morris Industrial:
                                             Total        % of         Per
                                             Rentable     Total        Square      Per
                                             Square       Rentable     Foot        Square
                                  Number     Feet         Feet         S/L         Foot
Year of Lease Expiration          of Leases  Expiring     Expiring     Rent <F1>   Rent <F2>
--------------------------------  ---------  -----------  -----------  ----------  ----------
1998                                   ---          ---         ---    $     ---   $     ---
1999                                    10      776,973         31.5%  $    5.29   $    5.64
2000                                     5      133,893          5.4%  $    5.06   $    6.37
2001                                   ---          ---         ---    $     ---   $     ---
2002                                     1      610,949         24.8%  $    3.75   $    4.27
2003                                     2       96,656          3.9%  $    4.64   $    4.97
2004 and thereafter                      8      850,084         34.4%        ---         ---
                                  ---------  -----------   ----------
                                        26    2,468,555        100.0%
                                  =========  ===========   ==========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable expense pass-throughs.

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

     The following table presents the Company's FFO calculation (unaudited and in thousands, except per share/unit data):

                                                                Three Months Ended      Six Months Ended
                                                                     June 30,                June 30,
                                                              ----------------------  ----------------------
                                                                 1998        1997        1998       1997
                                                              ----------  ----------  ----------  ----------
Net income available to common shareholders                   $   9,911   $   7,834   $  19,484   $  14,619
Adjustments for Funds from Operations
Add:
Depreciation and Amortization                                    12,181       6,262      22,787      11,836
Minority interests in consolidated partnerships                     683         201       1,216         444
Limited partners' interest in the Operating
Partnership                                                       2,762       1,993       4,753       3,771
Extraordinary items-loss on restatement or
   extinguishment of debt, net of limited partners'
   share of $0, $400, $0, and $400,  respectively                   ---       1,962         ---       1,962
                                                              ----------  ----------  ----------  ----------
                                                                 25,537      18,252      48,240      32,632
Subtract:
Amount distributable to minority partners
in consolidated partnerships                                        987         597       1,775       1,132
                                                              ----------  ----------  ----------  ----------
Funds from Operations (FFO)                                      24,550      17,655      46,465      31,500

Subtract:
Straight line rents                                               2,024       1,194       3,488       2,284
Non-Incremental Capitalized tenant
   improvements and leasing commissions                           1,592         890       2,815       1,753
Non-Incremental Capitalized improvements                            848         426       1,473         791
                                                              ----------  ----------  ----------  ----------
Cash available for distribution (CAD)                         $  20,086   $  15,145   $  38,689   $  26,672
                                                              ==========  ==========  ==========  ==========
   Basic FFO and CAD calculations:
   Weighted average shares/units                                 47,331      41,273      46,615      37,423
                                                              ==========  ==========  ==========  ==========
   FFO per weighted average share/unit                        $    0.52   $    0.43   $    1.00   $    0.84
                                                              ==========  ==========  ==========  ==========
   CAD per weighted average share/unit                        $    0.42   $    0.37   $    0.83   $    0.71
                                                              ==========  ==========  ==========  ==========
   Dividends per share/unit                                   $    0.34   $    0.31   $    0.65   $    0.61
                                                              ==========  ==========  ==========  ==========
   FFO payout ratio                                                64.9%       72.7%       65.0%       72.9%
                                                              ==========  ==========  ==========  ==========
   CAD payout ratio                                                80.4%       84.4%       78.3%       86.3%
                                                              ==========  ==========  ==========  ==========
Fully diluted FFO and CAD calculations:
   Diluted weighted average shares/units                         47,872      41,776      47,179      37,918
                                                              ==========  ==========  ==========  ==========
   FFO per diluted weighted average share/unit                $    0.51   $    0.42   $    0.98   $    0.83
                                                              ==========  ==========  ==========  ==========
   CAD per diluted weighted average share/unit                $    0.42   $    0.36   $    0.82   $    0.70
                                                              ==========  ==========  ==========  ==========
   Dividends per share/unit                                   $    0.34   $    0.31   $    0.65   $    0.61
                                                              ==========  ==========  ==========  ==========
   Diluted FFO payout ratio                                        66.2%       74.4%       66.3%       73.8%
                                                              ==========  ==========  ==========  ==========
   Diluted CAD payout ratio                                        80.4%       86.8%       79.3%       87.5%
                                                              ==========  ==========  ==========  ==========

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None
Item 2.  Changes in Securities

             On March 23, 1998, the Company sold 235,480 shares of its common stock, par value $0.01, to RSI at a price of $25 per share
         (representing the closing price on the date of issuance) for aggregate sales proceeds of $5,887,000. Such transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 4 (2) of such Act.

Item 3.  Defaults Upon Senior Securities - None
Item 4.  Submission of Matters to a Vote of Securities Holders

             On May 21, 1998, the Company held its annual meeting of stockholders. The matters on which the stockholders voted, in person or by proxy, were (1) the election of three nominees as class III directors to serve until the 2001 annual meeting of stockholders, or until their respective successors are duly elected and qualified, (2) to ratify the selection of the independent auditors of the Company and (3) to approve the Company's 1998 Stock Option Plan. The three nominees were elected, the auditors were ratified and the 1998 Stock Option Plan was approved. The results of the voting are set forth below:

                Election of Directors            Votes Cast For
                ---------------------            --------------
                Roger Rechler                       33,300,492
                Harvey R. Blau                      33,300,914
                John V.N. Klein                     33,300,914


                             Ratification of Auditors
                    -----------------------------------------
                    Votes Cast For         Votes Cast Against
                    --------------         ------------------
                        33,336,037                     21,008


                       Approval of 1998 Stock Option Plan
                    -----------------------------------------
                    Votes Cast For         Votes Cast Against
                    --------------         ------------------
                        20,648,321                 12,574,506


Item 5.  Other information - None
Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits 27 Financial Data Schedule
         b) During the three months ended June 30, 1998, the registrant filed the following reports:

              Form 8-K, dated April 6, 1998. Regarding the contract to acquire the Cappelli Portfolio and the remaining 50% interest in 360 Hamilton Avenue for approximately $177 million. Additionally, the Form 8-K disclosed that Louis Cappelli would have the right to be nominated to the Company's Board of Directors.

              Form 8-K/A No. 2, dated April 6, 1998. Relating to Form 8-K filed on January 26, 1998 and Form 8-K/A filed on or about February 12, 1998 relating to RSI entering into an intercompany agreement and plans to enter into two $100 million credit facilities with Reckson Operating Partnership, L.P..

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RECKSON ASSOCIATES REALTY CORP.
                            Registrant

August 10, 1998             /s/   Scott H. Rechler
Date                        Scott H. Rechler, Chief Operating Officer
                            and Director

August 10, 1998             /s/   Michael Maturo
Date                        Michael Maturo, Executive Vice President,
                            Treasurer and Chief Financial Officer