Form 10-Q
period 1998-09-30
RECKSON ASSOCIATES REALTY CORP
filed 1998-11-13
CIK 930548

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998

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

                           Yes  X   No

The company has only one class of common stock, issued at $.01 par value per share with 40,033,913 shares outstanding as of November 9, 1998.

                      RECKSON ASSOCIATES REALTY CORP.
                             QUARTERLY REPORT
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                             TABLE OF CONTENTS



INDEX

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets of Reckson Associates Realty Corp.
          as of September 30, 1998 and December 31, 1997 ...............    2

          Consolidated Statements of Income for the three and nine months
          ended September 30, 1998 and 1997 ............................    3

          Consolidated Statements of Cash Flows for the nine months ended
          September 30, 1998 and 1997 ...................................   4

          Notes to the Consolidated Financial Statements ................   5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ........................................   12

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                22
Item 2.   Changes in Securities                                            22
Item 3.   Defaults Upon Senior Securities                                  22
Item 4.   Submission of Matters to a Vote of Securities Holders            22
Item 5.   Other Information                                                22
Item 6.   Exhibits and Reports on Form 8-K                                 22

SIGNATURES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                  Reckson Associates Realty Corp.
                                    Consolidated Balance Sheets
                          (Dollars in thousands, except for share amounts)
                                                             September 30,    December 31,
                                                                  1998            1997
                                                            --------------  --------------
                                                              (Unaudited)
Assets:
Commercial real estate properties, at cost:
     Land                                                   $     211,520   $     138,526
     Building and improvements                                  1,350,773         818,229
Developments in progress:
     Land                                                          68,165          36,857
     Development costs                                             64,191          17,616
Furniture, fixtures and equipment                                   5,615           4,054
                                                            --------------  --------------
                                                                1,700,264       1,015,282
Less accumulated depreciation                                    (145,632)       (111,068)
                                                            --------------  --------------
                                                                1,554,632         904,214

Investment in real estate joint ventures                           15,169           7,223
Investment in mortgage notes and notes receivable                  93,045         104,509
Cash and cash equivalents                                           3,529          21,828
Tenants receivables                                                 4,725           4,975
Investments in and advances to affiliates                          48,536          26,547
Deferred rent receivable                                           21,923          14,973
Prepaid expenses and other assets                                   8,717           5,248
Contract and land deposits and pre-acquisition costs                1,208           7,559
Deferred leasing and loan costs                                    21,333          16,181
                                                            --------------  --------------
Total Assets                                                $   1,772,817   $   1,113,257
                                                            ==============  ==============

Liabilities:
Mortgage notes payable                                      $     239,989   $     180,023
Credit facilities                                                 443,250         210,250
Senior unsecured notes                                            150,000         150,000
Accrued expenses and other liabilities                             36,342          30,987
Affiliate payables                                                  1,214             807
Dividends and distributions payable                                19,636             120
                                                            --------------  --------------
Total Liabilities                                                 890,431         572,187
                                                            --------------  --------------

Commitments and other comments (Note 9)                               ---             ---
Minority interests in consolidated partnerships                    35,851           6,655
Limited partners' minority interest in the operating
   partnership                                                    138,377          85,750
                                                            --------------  --------------
                                                                  174,228          92,405
                                                            --------------  --------------
Stockholders' Equity:
Preferred Stock, $.01 par value, 25,000,000 shares
   authorized, 9,192,000 issued and outstanding                        92             ---
Common Stock, $.01 par value, 100,000,000 shares
   authorized, 40,033,913 and 37,770,158 shares
   issued and outstanding, respectively                               401             378
Additional paid in capital                                        707,665         448,287
                                                            --------------  --------------
Total Stockholders' Equity                                        708,158         448,665
                                                            --------------  --------------
Total Liabilities and Stockholders' Equity                  $   1,772,817   $   1,113,257
                                                            ==============  ==============

See accompanying notes to financial statements.

                                        Page 2

                                             Reckson Associates Realty Corp.
                                            Consolidated Statements of Income
                            (Unaudited and in thousands, except per share and share amounts)
                                                                   Three Months Ended                Nine Months Ended
                                                                     September 30,                     September 30,
                                                                  1998             1997             1998             1997
                                                            ---------------  ---------------  ---------------  ---------------
Revenues:
Base rents                                                  $       60,275   $       33,427   $      162,846   $       91,179
Tenant escalations and reimbursements                                7,663            4,152           20,776           10,737
Equity in earnings of real estate joint ventures                       305              124              578              326
Equity in earnings of service companies                                231               66              623              208
Interest income on mortgage notes and notes
   receivable                                                        2,083            1,786            5,536            3,675
Other                                                                1,043              787            2,624            2,104
                                                            ---------------  ---------------  ---------------  ---------------
Total Revenues                                                      71,600           40,342          192,983          108,229
                                                            ---------------  ---------------  ---------------  ---------------
Expenses:
Property operating expenses                                         13,489            8,123           35,506           20,857
Real estate taxes                                                    8,590            5,199           25,626           14,569
Ground rents                                                           435              309            1,279              918
Marketing, general and administrative                                4,068            2,320           11,170            6,158
Interest                                                            13,040            5,887           34,537           14,471
Depreciation and amortization                                       14,835            7,034           38,098           18,991
                                                            ---------------  ---------------  ---------------  ---------------
Total Expenses                                                      54,457           28,872          146,216           75,964
                                                            ---------------  ---------------  ---------------  ---------------
Income before minority interests and
   extraordinary items                                              17,143           11,470           46,767           32,265
                                                            ---------------  ---------------  ---------------  ---------------
Minority partners' interests in consolidated
   partnerships                                                       (665)            (201)          (1,882)            (645)
                                                            ---------------  ---------------  ---------------  ---------------
Distributions to preferred unitholders                                (657)             ---           (1,092)             ---
                                                            ---------------  ---------------  ---------------  ---------------
Limited partners' interest in the operating
   partnership                                                      (1,209)          (1,861)          (5,962)          (5,632)
                                                            ---------------  ---------------  ---------------  ---------------
Income before extraordinary item and
   dividends to preferred shareholders                              14,612            9,408           37,831           25,988
Extraordinary items - (loss) on restatement or
   extinguishment of debt, net of limited partners'
   share of $323, $178, $323 and $578,
   respectively                                                     (1,670)            (267)          (1,670)          (2,230)
Dividends to preferred shareholders                                 (4,377)             ---           (8,110)             ---
                                                            ---------------  ---------------  ---------------  ---------------
Net income available to common shareholders                 $        8,565   $        9,141   $       28,051   $       23,758
                                                            ===============  ===============  ===============  ===============
Basic net income per weighted average
   common share before extraordinary items                  $         0.25   $         0.27   $         0.75   $         0.82

Extraordinary items (loss) per common share                          (0.04)           (0.01)           (0.04)           (0.07)
                                                            ---------------  ---------------  ---------------  ---------------
Basic net income per weighted average
   common share                                             $         0.21   $         0.26   $         0.71   $         0.75
                                                            ===============  ===============  ===============  ===============
Weighted average common shares outstanding                      40,011,627       34,477,050       39,283,706       31,810,416
                                                            ===============  ===============  ===============  ===============
Diluted net income per weighted average
   common share                                             $         0.21   $         0.26   $         0.70   $         0.73
                                                            ===============  ===============  ===============  ===============
Diluted weighted average common shares
   outstanding                                                  40,533,540       35,030,464       39,833,059       32,324,987
                                                            ===============  ===============  ===============  ===============

See accompanying notes to financial statements.

                                        Page 3

                                           Reckson Associates Realty Corp.
                                        Consolidated Statement of Cash Flows
                                             (Unaudited and in thousands)
                                                                     Nine  Months Ended
                                                                        September 30,
                                                                   1998              1997
                                                               ------------      ------------
Cash flows from Operating Activities:
Net Income available to common shareholders                   $     28,051      $     23,758
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                    38,098            18,991
   Minority partners' interests in consolidated
      partnerships                                                   1,882               645
   Limited partners' interest in the operating partnership           5,962             5,632
   Extraordinary loss on extinguishment of debt                      1,670             2,230
   Gain on sale of interest in Reckson Executive
      Centers, LLC                                                      (9)              ---
   Gain on sale of securities                                          (43)              ---
   Equity in earnings of service companies                            (623)             (208)
   Equity in earnings of real estate joint ventures                   (578)             (326)
   Distributions from real estate joint venture                        379               290
Changes in operating assets and liabilities:
   Tenant receivables                                                  249              (639)
   Escrow reserves                                                     236                34
   Prepaid expenses and other assets                                 3,463            (8,602)
   Deferred rents receivable                                        (6,950)           (3,478)
   Accrued expenses and other liabilities                           13,275             3,748
                                                              -------------     -------------
   Net cash provided by operating activities                        85,062            42,075
                                                              -------------     -------------
Cash Flows from Investing Activities:
   Increase in escrow reserves                                        (640)              ---
   Purchase of commercial real estate properties                  (556,852)         (239,854)
   Interest receivables                                              2,146            (1,304)
   Investment in mortgage notes and notes receivable                12,257           (32,381)
   Investment in real estate joint ventures                         (7,760)           (1,575)
   Investment in service companies                                      15                15
   Additions to commercial real estate properties                  (15,507)          (10,275)
   Purchase of furniture, fixtures and equipment                    (1,649)             (856)
   Payment of leasing costs                                         (6,254)           (2,977)
   Proceed from sale of securities                                     809               ---
                                                              -------------     -------------
   Net cash used in investing activities                          (573,435)         (289,207)
                                                              -------------     -------------
Cash Flows from Financing Activities:
   Proceeds from issuance of common stock net of
      issuance costs                                                93,630           215,185
   Proceeds from issuance of preferred stock net
      of issuance costs                                            220,800               ---
   Principal payments on secured borrowings                         (4,006)           (1,054)
   Payment of loan costs                                            (3,557)           (6,116)
   Investments in and advances to affiliates                       (31,484)           (3,413)
   Proceeds from issuance of senior unsecured notes                    ---           150,000
   Proceeds from unsecured credit facilities                       345,000           208,500
   Repayment of unsecured credit facilities                       (112,000)         (284,000)
   Distribution to minority partners in consolidated
      partnerships                                                  (1,825)           (2,889)
   Distribution to limited partners in the operating
      partnership                                                   (4,929)           (6,169)
   Distributions to preferred unit holders                            (652)              ---
   Dividends to common shareholders                                (25,646)          (25,389)
   Dividends of preferred shareholders                              (5,257)              ---
                                                              -------------     -------------
   Net cash provided by financing activities                       470,074           244,655
                                                              -------------     -------------
   Net (decrease) increase in cash and cash
      equivalents                                                  (18,299)           (2,477)
   Cash and cash equivalents at beginning of period                 21,828            12,688
                                                              -------------     -------------
   Cash and cash equivalents at end of period                 $      3,529      $     10,211
                                                              =============     =============

See accompanying notes to financial statements.

                                   Page 4

                       Reckson Associates Realty Corp.
              Notes to the Consolidated Financial Statements
                            September 30, 1998
                                 (Unaudited)

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

  As of September 30, 1998, the Company owned and operated 73 office roperties comprising approximately 10.1 million square feet, 127 industrial properties comprising approximately 10.6 million square feet and two retail properties comprising approximately 20,000 square feet, located in the New York "Tri-State" area. In addition, the Company owned or had contracted to acquire approximately 852 acres of land (including approximately 400 acres under option) in 17 separate parcels of which the Company can develop approximately
1.6 million square feet of industrial space and approximately 6.6 million square feet of office space. The Company also has invested approximately $47.3 million in certain mortgage notes encumbering four Class A office properties encompassing approximately 577,000 square feet, a 400 acre parcel of land located in New Jersey and in a note receivable secured by a partnership interest in Omni Partners, L.P., owner of the Omni, a 575,000 Class A office property located in Uniondale, New York.

  During 1997, the Company formed Reckson Service Industries, Inc. ("RSI") and Reckson Strategic Venture Partners, LLC ("RSVP"). The Operating Partnership owned a 95% non voting common stock interest in RSI through June 10, 1998. On June 11, 1998, the Operating Partnership distributed its 95% common stock interest in RSI of approximately $3 million to its owners, including the
Company which, in turn, distributed the common stock of RSI received from the Operating Partnership to its stockholders. Additionally, during June 1998, the Operating Partnership established a credit facility with RSI (the"RSI
Facility") in the amount of $100 million for RSI's service sector operations and other general corporate purposes. In addition, the Operating Partnership has approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT-qualified investments or advances made to RSI under terms similar to the RSI Facility.
As of September 30, 1998, approximately $16.7 million had been invested through the RSVP Commitment, of which $10.1 million represents RSVP controlled joint venture investments and $6.6 million represents advances to RSI under the
RSVP Commitment.   Such amounts have been included in investment in real estate joint ventures and investments in and advances to affiliates, respectively, on the accompanying balance sheet. RSI serves as the managing member of RSVP. RSI invests in operating companies that generally provide commercial services to properties owned by the Company and its tenants and third parties. RSVP was formed to provide the Company with a research and development vehicle to invest in alternative real estate sectors. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus. RSVP's strategy is to identify and acquire interests in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as a platform for future growth.

  In October 1997, the Company entered into an agreement to invest up to $150 million in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. The Morris Companies' properties include 23 industrial buildings encompassing approximately 4.0 million square feet. In connection with the transaction the Morris Companies contributed 100% of their interests in certain industrial properties to Reckson Morris Operating Partnership, L.P. ("RMI") in exchange for operating partnership units in RMI. On January 6, 1998, the Company acquired an approximately 70% controlling interest in RMI for approximately $65 million. At September 30, 1998, the Company had invested an additional $28.4 million and increased its controlling interest to approximately 76.4%. In addition, at September 30, 1998, the Company had advanced approximately $25.8 million to the Morris Companies primarily to fund certain construction costs related to development properties to be contributed to RMI.

Such amounts have been included in investment in mortgage notes and notes receivable on the accompanying balance sheet. Subsequent to September 30, 1998, the Morris Companies repaid approximately $4.7 million of the advances.

2.     Basis of Presentation

  The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership at September 30, 1998 and the results of their operations for the three and nine months ended September 30, 1998 and 1997 respectively, and, their cash flows for the nine months ended September 30, 1998 and 1997 respectively. The Operating Partnership's investments in RMI and Omni Partners, L. P. are reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partners' interest. The operating results of the service businesses currently conducted by Reckson Management Group, Inc., ("RMG") and Reckson Construction Group, Inc., are reflected in the accompanying financial statements on the equity method of accounting. The operating results of Reckson Executive Centers, L.L.C., ("REC"), a service business of the Operating Partnership were reflected in the accompanying financial statements on the equity method of accounting through March 31, 1998. On April 1, 1998, the Operating Partnership sold its 9.9% interest in REC to RSI for $200,000. Additionally, the operating results of RSI, were reflected in the accompanying financial statements on the equity method of accounting through June 10, 1998. On June 11, 1998 the Operating Partnership distributed its 95% common stock interest in RSI to its owners, including the Company which, in turn, distributed the common stock of RSI received from the Operating Partnership to its stockholders. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest, such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

  The accompanying interim unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of September 30, 1998 and for the nine month periods ended September 30, 1998 and 1997 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim period are not necessarily indicative of the results that may
be expected for the year ending December 31, 1998.    These financial
statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10K for the year ended December 31, 1997.

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

  In 1997, the Financial Accounting Standards Board ("FASB") issued the following Statements (i) Statement No. 128, "Earnings per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. The conversion of Units into common stock would not have a significant effect on per share amounts as the Units share proportionately with the common stock in the results of the Operating Partnership's operations. (ii) Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") which is effective for fiscal years beginning after December 15, 1997. SFAS 130 established standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this standard had no impact on the Company's financial position or results of operations. (iii) Statement No. 131 "Disclosures about segments of an Enterprise and Related Information" ("SFAS 131") which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this standard had no impact on the Company's financial position or results of operations.

  Certain prior period amounts have been reclassified to conform to the current period presentation.

3.     Mortgage Notes Payable

  As of September 30, 1998, the Company had approximately $240 million of fixed rate mortgage notes which mature at various times between 1999 and 2012. The notes are secured by 22 properties and have a weighted average interest rate of 7.94%.

  On May 21, 1998, the Company satisfied the mortgage note encumbering one property in the amount of approximately $1.9 million. Additionally, on October 27, 1998, the Company refinanced a $10.0 million mortgage note encumbering one property with a $21.4 million mortgage note. The new mortgage note bears a fixed rate of interest of 6.45% and matures on October 26, 2005.

4.     Senior Unsecured Notes

  As of September 30, 1998, the Company had outstanding $150 million of 10-year senior unsecured notes(the "Senior Unsecured Notes"). The Senior Unsecured Notes were priced at par with interest at 110 basis points over the
10-year treasury note for an all in coupon of 7.2%.   Interest is payable
semiannually with principal and unpaid interest due on August 28, 2007.

5.     Credit Facilities

  On July 23, 1998, the Company obtained a three year $500 million unsecured revolving credit facility (the "Credit Facility") with Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the credit facility bank group. Interest rates on borrowings under the Credit Facility are priced off of LIBOR plus a sliding scale ranging from 112.5 basis points to 137.5 basis points based on the leverage ratio of the Company. Upon the Company receiving an investment grade rating on its senior unsecured debt by two rating agencies, the pricing is adjusted based off of LIBOR plus a scale ranging from 65 basis points to 90 basis points depending upon the rating.
The Credit Facility replaced the Company's existing $250 million unsecured credit facility and $200 million unsecured bridge facility. As a result, certain deferred loan costs incurred in connection with those facilities were written off. Such amount is reflected as an extraordinary loss in the accompanying statement of operations.

6.     Commercial Real Estate Investments

  During January, 1998, the Company acquired two office properties and five industrial properties encompassing 325,000 and 775,000 square feet, respectively for aggregate purchase prices of approximately $27.6 million and $32.1 million, respectively. In addition, the Company acquired approximately 99 acres of land for approximately $3.39 million which allows for approximately 730,000 square feet of development opportunities. These acquisitions were financed with proceeds from a draw under the credit facilities and the issuance of 513,259 ($12 million) OP Units (Note 7).

  During February 1998, the Company acquired approximately 25 acres of land and a vacant 165,000 square foot building for approximately $3.43 million. The Company is currently repositioning these properties which will allow for approximately 483,000 square feet of future development opportunities.

  Additionally, on February 6, 1998 the Company completed its acquisition of a 351,000 square foot office building located in Lake Success, New York for approximately $9.3 million. The Company had previously acquired an approximate 68% first mortgage interest in the property for approximately $25.7 million for a total acquisition cost of $35 million. The acquisition was financed with proceeds from a draw under the credit facilities. On February 25, 1998, the Company made an additional investment in RMI of approximately $6.6 million for the acquisition of 300-350 Kennedy Drive, Sayerville, New Jersey.

  On March 20, 1998, the Company acquired a 250,000 square foot office building located in Short Hills, New Jersey for approximately $67 million. The acquisition was financed with proceeds from a draw under the credit facilities.

  On April 21, 1998, the Company acquired a portfolio of six office properties encompassing approximately 980,000 square feet in Westchester County, New York from Cappelli Enterprises and affiliated entities ("Cappelli") for a purchase price of approximately $173 million. The Cappelli acquisition includes a five building, 850,000 square foot Class A office park in Valhalla and Court House Square, a 130,000 square foot Class A office building located in White Plains. The Company also obtained an option from Cappelli to acquire the remaining 50% interest in 360 Hamilton Avenue, a 365,000 square foot vacant office tower in downtown White Plains for $10 million of which $4 million was paid at closing of the portfolio acquisition. In addition, the Company received an option from Cappelli to acquire the remaining development parcels within the Valhalla office park on which up to 875,000 square feet of office space can be developed. During April 1998, the Company made mortgage loans to Cappelli totaling $18 million (the "Cappelli Notes") which are secured by the development parcels.

The loans bear interest at 10% per annum and mature on April 14, 1999. This acquisition was financed in part through proceeds from a draw under the credit facilities, the issuance of 36,518 (approximately $36.5 million) preferred operating partnership units (Note 7), and the assumption of approximately $45.1 million of mortgage debt. On July 2, 1998, Cappelli exercised his option to sell the remaining 50% interest in 360 Hamilton Avenue located in downtown White Plains, New York to the Company for $10 million (of which $4 million had been previously paid) plus the return of his capital contributions of approximately $1.5 million. As a result, the Company now owns 100% of the property. The acquisition was financed in part through proceeds from a draw under the credit facilities, the issuance of 6,000($6.0 million) preferred operating partnership units (Note 7), and the assumption of approximately $2 million of additional mortgage debt. On September 11, 1998, the Company issued and advanced to Cappelli $14 million under a liquidity loan (the "Cappelli Liquidity Loan")which allows for up to a maximum borrowing of approximately $16.7 million. The Cappelli Liquidity Loan bears interest at 10.5% per annum and is secured by Cappelli's right, title and interest in the preferred units. The advance under the Cappelli Liquidity Loan was used to repay a portion of the advances under the Cappelli Notes. At September 30, 1998, there was approximately $18 million outstanding under the Cappelli Notes and Liquidity Loan. Such amounts have been included in investments in mortgage notes and notes receivable on the accompanying balance sheet.

  Additionally, during April 1998, the Company completed its acquisition of approximately 33.6 acres of land which allows for approximately 495,000 square feet of future development opportunities and acquired an 84,500 square foot office building for aggregate purchase prices of approximately $8.5 million and $3.4 million respectively. These acquisitions were financed with proceeds from a draw under the credit facilities and the issuance of 1,979 (approximately $50,000) OP Units (Note 7).

  On May 1, 1998, the Company, under a master lease, leased a 120,000 square foot office building located in Hicksville, New York. The lease which expires in the year 2018 requires fixed monthly rental payments subject to annual increases and for the pass through to the Company of all operating expenses and real estate taxes relating to the property. The Company is currently looking to sublet the property to one or two tenants.

  During June 1998, the Company acquired a 210,000 square foot industrial building and approximately 19.3 acres of land for aggregate purchase prices of $9.4 million and $5.5 million respectively. These acquisitions were financed with proceeds from a draw under the credit facilities.

  On July 1, 1998, the Company acquired Stamford Towers located in Stamford, Connecticut for approximately $61.3 million. Stamford Towers is a Class A office complex consisting of two eleven story towers totaling approximately 325,000 square feet. The acquisition was financed with proceeds from a draw under the credit facilities.

  On July 29, 1998, the Company acquired approximately 15.2 acres of land located in East Hanover Township, New Jersey for approximately $2.8 million. This acquisition provides the Company with approximately 115,000 square feet of future development opportunities.

   On August 13, 1998, the Company acquired two office properties located in Parsippany, New Jersey for approximately $20 million. The properties aggregate approximately 189,000 square feet and are located on an 18 acre site. This acquisition was financed with proceeds from a draw under the Credit Facility and issuance of 50,072 (approximately $1.2 million) OP Units (Note 7).

  On August 27, 1998 the Company announced the formation of a joint venture with RSVP and the Dominion Group, an Oklahoma-based, privately-owned group of companies that focuses on the development, acquisition and ownership of government occupied office buildings and correctional facilities. The new venture, Dominion Properties LLC (the "Venture"), is owned by Dominion Venture Group LLC, and by a subsidiary of the Company. The Venture will engage primarily in acquiring, developing and/or owning government-occupied office buildings and privately operated correctional facilities. Under the Venture's operating agreement, RSVP is to invest up to $100 million, some of which may be invested by the Company ( the "RSVP Capital"). The initial contribution of RSVP Capital was approximately $39 million of which approximately $10.1 million was invested by a subsidiary of the Company. The Company's subsidiary funded its capital contribution through the RSVP Commitment. In addition, the Company advanced approximately $2.9 million to RSI through the RSVP Commitment for its investment in the joint venture.

  On September 24, 1998, the Company acquired a 35,000 square foot industrial property located in Bohemia, New York for approximately $1.3 million.

  During the three months ended September 30, 1998, RMI purchased two industrial properties encompassing approximately 427,000 square feet for approximately $24.6 million and one development property encompassing approximately 60,000 square feet for approximately $1.8 million which allows for approximately 130,000 additional square feet of future development opportunities. These acquisitions were financed through draws under the Credit Facility. Additionally, on July 30, 1998, the Morris Companies contributed a 40,000 square foot industrial property to RMI in exchange for approximately $36,000 of operating partnership units of RMI net of the Company's satisfaction of an existing mortgage on the property in the amount of approximately $2 million.

7.    Stockholders' Equity

  On January 6, 1998, the Operating Partnership issued 513,259 ($12 million) OP Units in connection with the acquisition of an office building located in Uniondale, New York.

  On February 18, 1998, the Company completed a common stock offering and sold 791,152 common shares at a price of $25.44 per share. Net proceeds from the offering of approximately $19.1 million were used to repay borrowings under the credit facilities.

  On March 23, 1998, the Company sold approximately $5.9 million of common stock to RSI at the market closing price of $25 per share. The Operating Partnership loaned RSI $5.9 million to execute this transaction. Such amount was repaid to the Operating Partnership by RSI during August 1998.

  During April 1998, the Company completed a preferred stock offering and sold 9,200,000 shares (including 1,200,000 shares related to the exercise of the underwriters over allotment option) of 75/8% Series A Convertible Cumulative Preferred Stock at a price of $25.00 per share. The preferred stock is convertible to the Company's common stock at a conversion rate of
 .8769 shares of common stock for each share of preferred stock. Net proceeds from the offering of approximately $221 million were used to repay borrowings under the credit facilities.

  On April 21, 1998, the Operating Partnership issued 25,000 Series B preferred units at a stated value of $1,000 per unit and 11,518 Series C preferred units at a stated valued of $1,000 per unit in connection with the acquisition of the Cappelli portfolio. The Series B preferred units have a current distribution rate of 6.25% and are convertible to common units at a conversion price of approximately $32.51 for each preferred unit. The Series
C preferred units have a current distribution rate of 6.25% and are convertible to common units at a conversion price of approximately $29.39 for each preferred unit.

  On April 29, 1998, the Company completed a common stock offering and sold 1,093,744 common shares at a price of $24.38 per share. Net proceeds from the offering were approximately $25.3 million and were used to repay borrowings under the credit facilities.

  On July 2, 1998, the Operating Partnership issued 6,000 Series D preferred units at a stated value of $1,000 per unit in connection with the acquisition of the remaining 50% interest in 360 Hamilton Avenue located in White Plains, New York. The Series D preferred units have a current distribution rate of 6.25% and are convertible to common units at a conversion price of approximately $29.12 for each preferred unit.

  On September 29, 1998, the Board of Directors declared a dividend of $.3375 per share of common stock payable on October 15, 1998 to its shareholders of record as of October 8, 1998. The dividend declared, which related to the three months ended September 30, 1998, is based upon an annual distribution of $1.35 per share.

  On September 29, 1998, the Board of Directors declared a dividend on its Series A Convertible Cumulative Preferred Stock of $.4766 per share payable on November 2, 1998 to stockholders of record on October 15, 1998. The dividend declared, which relates to the three months ended October 31, 1998 is based on an annual distribution of $1.906 per share.

  Basic net income per share was calculated using the weighted average number of shares outstanding of 40,011,627 and 34,477,050 for the three months ended September 30, 1998 and 1997, respectively, and 39,283,706 and 31,810,416 for the nine months ended September 30, 1998 and 1997, respectively.

  The following is the Company's reconciliation of the numerators and denominators of the basic and diluted net income per weighted average common share computations and other related disclosures required by FAS Statement 128 (in thousands except share amounts).

  The following table sets forth the computation of basic and diluted earnings per share:

                                                                  Three Months Ended                Nine Months Ended
                                                                     September 30,                     September 30,
                                                                  1998             1997             1998             1997
                                                            ---------------  ---------------  ---------------  ---------------
Numerator:
  Income before extraordinary item and dividends
    to preferred shareholders                               $       14,612   $        9,408   $       37,831   $       25,988
  Preferred stock dividends                                         (4,377)            ----           (8,110)            ----
                                                            ---------------  ---------------  ---------------  ---------------
  Numerator for basic earnings per share                            10,235            9,408           29,721           25,988

  Effect of dilutive securities:
    Preferred stock dividends                                          ---              ---              ---              ---
                                                            ---------------  ---------------  ---------------  ---------------
  Numerator for diluted earnings per share                  $       10,235   $        9,408   $       29,721   $       25,988
                                                            ===============  ===============  ===============  ===============
Denominator:
  Denominator for basic earnings per share-
    weighted-average shares                                         40,012           34,477           39,284           31,810
                                                            ---------------  ---------------  ---------------  ---------------
  Effect of dilutive securities:
    Employee stock options                                             522              553              549              515
    Convertible preferred stock                                        ---              ---              ---              ---
                                                            ---------------  ---------------  ---------------  ---------------
  Dilutive potential common shares                                     522              553              549              515
                                                            ---------------  ---------------  ---------------  ---------------
  Denominator for diluted earnings
    per share-adjusted  weighted-average
    shares and assumed conversions                                  40,534           35,030           39,833           32,325
                                                            ===============  ===============  ===============  ===============
Basic earnings per common share:
  Income before extraordinary item                          $         0.25   $         0.27   $         0.75   $         0.82
  Extraordinary item                                                 (0.04)           (0.01)           (0.04)           (0.07)
                                                            ---------------  ---------------  ---------------  ---------------
  Net income per common share                               $         0.21   $         0.26   $         0.71   $         0.75
                                                            ===============  ===============  ===============  ===============
Diluted earnings per common share:
  Income before extraordinary item                          $         0.25   $         0.27   $         0.75   $         0.80
  Extraordinary item                                                 (0.04)           (0.01)           (0.05)           (0.07)
                                                            ---------------  ---------------  ---------------  ---------------
  Diluted net income per common share                       $         0.21   $         0.26   $         0.70   $         0.73
                                                            ===============  ===============  ===============  ===============

8.  Supplemental Disclosure of Cash Flow Information
                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                                    1998             1997
                                                                                              ---------------  ---------------
Cash paid during the period for interest (in thousands)                                       $       29,411   $       15,620
                                                                                              ===============  ===============
Interest capitalized during the period (in thousands)                                         $        5,140   $        1,494
                                                                                              ===============  ===============

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

     On April 21, 1998, in connection with the acquisition of the Cappelli portfolio, the Company assumed approximately $45.1 million of indebtedness and issued 36,518 preferred units with a stated value of approximately $36.5 million. Additionally, in connection with the acquisition of 155 Passaic Avenue in Fairfield, New Jersey, the Company issued 1,979 OP Units for a total non cash investment of approximately $50,000.

     On June 11, 1998, the Operating Partnership distributed its 95% common stock interest in RSI of approximately $3 million to its owners, including the Company which, in turn, distributed the common stock of RSI received from the Operating Partnership to its shareholders.

     On July 2, 1998, in connection with the acquisition of 360 Hamilton
Avenue located in White Plains, New York, the Operating Partnership issued 6,000 Series D preferred units for a total non cash investment of $6.0 million.

     On August 13, 1998, in connection with the acquisition of two office properties located in Parsippany, New Jersey, the Operating Partnership issued 50,072 OP Units for a total non cash investment of approximately $1.2 million.

9.   Commitments and other comments

     In July 1998, the Company formed a joint venture, Metropolitan Partners LLC, a Delaware limited liability company ("Metropolitan Partners"), with Crescent Real Estate Equities Company, a Texas real estate investment trust ("Crescent"). Pursuant to a merger agreement executed on July 9, 1998 and amended and restated on August 11, 1998 (the "Merger Agreement") between Metropolitan Partners, the Company and Crescent and Tower Realty Trust Inc., a Maryland corporation ("Tower"), Metropolitan Partners agreed, subject to the terms and conditions of the Merger Agreement, to purchase the common stock of Tower.

     Prior to the execution of the Merger Agreement, Metropolitan Partners identified certain tax issues regarding Tower's operations. Metropolitan Partners entered into the Merger Agreement only after Tower made detailed representations and warranties purporting to address these issues. In the course of due diligence, however, Metropolitan Partners, the Company and Crescent discovered that these representations and warranties may not be correct and discussed these concerns with Tower, specifically advising Tower that they were not terminating the Merger Agreement at that time.
Metropolitan Partners, the Company and Crescent invited Tower to respond to these concerns. However, on November 2, 1998, Tower filed a complaint in the Supreme Court of the State of New York alleging Metropolitan Partners, the Company and Crescent willfully breached the Merger Agreement. Tower is seeking declaratory and other relief, including damages of not less that $75 million and specific performance by Metropolitan Partners, the Company and Crescent of their obligations under the Merger Agreement. Although management believes the Company has meritorious defenses to this action, there can be no assurance as to the impact of this action on the Company's operations and/or financial condition.

10.  Subsequent Events

     As of September 30, 1998, the Company made investments in and advances to RMG of approximately $29.5 million. Such investments and advances were used by RMG in connection with RMG's acquisition of an approximate 64% ownership interest in an executive office suite business. Concurrently with RMG's investment, RSI received an option to purchase at cost, including carrying expenses, RMG's interest. RMG is owned 97% by the Company and 3% by an entity owned by certain officers of the Company.

     On November 9, 1998, RSI exercised its option. In addition, RSI assumed the outstanding debt plus accrued interest oweing to the Company.

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations.

    The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements of Reckson Associates Realty Corp. (the "Company") and related notes thereto.

The Company considers certain statements set forth herein to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Company's expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the timing and success of acquisitions, the financing of the Company's operations, the ability to lease vacant space and the ability to renew of relet space under expiring leases, involve certain risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Company can give no assurance that its expectation will be achieved. Certain factors that might cause the results of the Company to differ materially from those indicated by such forward-looking statements include, among other factors, general economic conditions, general real estate industry risks, tenant default and bankruptcies, loss of major tenants, the impact of competition and acquisition, redevelopment and development risks, the ability to finance business opportunities and local real estate risks such as an oversupply of space or a reduction in demand for real estate in the Company's real estate markets. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's current operating and development plans and estimates. These plans and estimates are subject to revisions from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

Overview and Background

    The Company is a self-administered and self managed real estate investment trust (REIT) specializing in the acquisition, leasing, financing, management and development of office and industrial properties. The Company's growth strategy is focused on the suburban markets surrounding New York City. Since completion of its initial public offering in May 1995, the Company has acquired or contracted to acquire approximately $1.3 billion of properties comprising approximately 17.5 million square feet of space.

    In October 1997, the Company entered into an agreement to invest up to $150 million in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. The Morris Companies properties include 23 industrial buildings encompassing approximately 4.0 million square feet. In connection with the transaction the Morris Companies contributed 100% of their interests in certain industrial properties to Reckson Morris Operating Partnership, L.P. ("RMI") in exchange for operating partnership units in RMI. As of September 30, 1998, the Company has invested approximately $93.4 million for an approximate 76.4% controlling interest in RMI.

    During 1997, the Company formed Reckson Service Industries, Inc. ("RSI") and Reckson Strategic Venture Partners, LLC ("RSVP"). The Operating Partnership owned a 95% non voting common stock interest in RSI through June 10, 1998. On June 11, 1998, the Operating Partnership distributed its 95% common stock interest in RSI of approximately $3 million to its owners, including the Company which, in turn, distributed the common stock of RSI received from the Operating Partnership to its stockholders. Additionally, during June 1998, the Operating Partnership established a credit facility with RSI (the"RSI Facility") in the amount of $100 million for RSI's service sector operations and other general corporate purposes. In addition, the Operating Partnership has approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT-qualified investments or advances made to RSI under terms similar to the RSI Facility. As of September 30, 1998, approximately $16.7 million had been invested through the RSVP Commitment, of which $10.1 million represents RSVP controlled joint venture investments and $6.6 million represents advances to
RSI under the RSVP Commitment.   Such amounts have been included in investment
in real estate joint ventures and investments in and advances to affiliates, respectively, on the Company's balance sheet. RSI serves as the managing member of RSVP. RSI invests in operating companies that generally provide commercial services to properties owned by the Company and its tenants and third parties. RSVP was formed to provide the Company with a research and development vehicle to invest in alternative real estate sectors. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus. RSVP's strategy is to identify and acquire interests in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as a platform for future growth.

    The Operating Partnership and RSI have entered into an intercompany agreement (the "Reckson Intercompany Agreement") to formalize their relationship and to limit conflicts of interest. Under the Reckson Intercompany Agreement, RSI granted the Operating Partnership a right of first opportunity to make any REIT -qualified investment that becomes available to RSI. In addition, if a REIT-qualified investment opportunity becomes available to an affiliate of RSI, including RSVP, the Reckson Intercompany Agreement requires such affiliate to allow the Operating Partnership to participate in such opportunity to the extent of RSI's interest.

    Under the Reckson Intercompany Agreement, the Operating Partnership granted RSI a right of first opportunity to provide commercial services to the Operating Partnership and its tenants. RSI will provide services to the Operating Partnership at rates and on terms as attractive as either the best available for comparable services in the market or those offered by RSI to third parties. In addition, the Operating Partnership will give RSI access to its tenants with respect to commercial services that may be provided to such tenants and, under the Reckson Intercompany Agreement, subject to certain conditions, the Operating Partnership granted RSI a right of first refusal to become the lessee of any real property acquired by the Operating Partnership if the Operating Partnership determines that, consistent with Reckson's status as a REIT, it is required to enter into a "master" lease agreement.

    On February 18, 1998, the Company completed a common stock offering and sold 791,152 common shares at a price of $25.44 per share. Net proceeds from the offering of approximately $19.1 million were used to repay borrowings under the credit facilities.

    During April 1998, the Company completed a preferred stock offering and sold 9,200,000 shares (including 1,200,000 shares related to the exercise of the underwriters over allotment option) of 75/8% Series A Convertible Cumulative Preferred Stock at a price of $25.00 per share. The preferred stock is convertible to the Company's common stock at a conversion rate of
 .8769 shares of common stock for each share of preferred stock. Net proceeds from the offering were approximately $221 million and were used to repay borrowings under the credit facilities.

    On April 29, 1998, the Company completed a common stock offering and sold 1,093,744 common shares at a price of $24.38 per share. Net proceeds from the offering were approximately $25.3 million and were used to repay borrowings under the credit facilities.

    In July 1998, the Company formed a joint venture, Metropolitan Partners LLC, a Delaware limited liability company ("Metropolitan Partners"), with Crescent Real Estate Equities Company, a Texas real estate investment trust
("Crescent").   Pursuant to a merger agreement executed on July 9, 1998 and amended and restated on August 11, 1998 (the "Merger Agreement") between Metropolitan Partners, the Company and Crescent and Tower Realty Trust Inc., a Maryland corporation ("Tower"), Metropolitan Partners agreed, subject to the terms and conditions of the Merger Agreement, to purchase the common stock of Tower.

    Prior to the execution of the Merger Agreement, Metropolitan Partners identified certain tax issues regarding Tower's operations. Metropolitan Partners entered into the Merger Agreement only after Tower made detailed representations and warranties purporting to address these issues. In the course of due diligence, however, Metropolitan Partners, the Company and Crescent discovered that these representations and warranties may not be correct and discussed these concerns with Tower, specifically advising Tower they were not terminating the Merger Agreement at that time. Metropolitan Partners, the Company and Crescent invited Tower to respond to these concerns. However, on November 2, 1998, Tower filed a complaint in the Supreme Court of the State of New York alleging Metropolitan Partners, the Company and Crescent willfully breached the Merger Agreement. Tower is seeking declaratory and other relief, including damages of not less that $75 million and specific performance by Metropolitan Partners, the Company and Crescent of their
obligations under the Merger Agreement.   Although management believes the
Company has meritorious defenses to this action, there can be no assurance as to the impact of this action on the Company's operations and/or financial condition.

    On August 27, 1998 the Company announced the formation of a joint venture with RSVP and the Dominion Group, an Oklahoma-based, privately-owned group of companies that focuses on the development, acquisition and ownership of government occupied office buildings and correctional facilities. The new venture, Dominion Properties LLC (the "Venture"), is owned by Dominion Venture Group LLC, and by a subsidiary of the Company. The Venture will engage primarily in acquiring, developing and/or owning government-occupied office buildings and privately operated correctional facilities. Under the Venture's operating agreement, RSVP is to invest up to $100 million, some of which may be invested by the Company ( the "RSVP Capital"). The initial contribution of RSVP Capital was approximately $39 million of which approximately $10.1 million was invested by a subsidiary of the Company. The Company's subsidiary funded its capital contribution through the RSVP Commitment. In addition, the Company advanced approximately $2.9 million to RSI through the RSVP Commitment for its investment in the joint venture.

    During the nine months ended September 30, 1998, the Company acquired eight industrial properties encompassing approximately 1.2 million square feet for an aggregate purchase price of approximately $46.0 million, and 15 office properties encompassing approximately 2.5 million square feet for an aggregate purchase price of approximately $387.3 million.

    At September 30, 1998, the Company's portfolio of real estate properties included 73 office buildings containing approximately 10.1 million square feet, 127 industrial buildings containing approximately 10.6 million square feet and two retail properties containing approximately 20,000 square feet.

    The market capitalization of the Company at September 30, 1998 was approximately $2.2 billion. The Company's market capitalization is based on the market value of the Company's common stock and OP units (assuming conversion) of $23.50 per share/unit (based on the closing price of the Company's common stock on September 30, 1998), the Company's preferred stock of $25 per share, the Company's preferred units of $1,000 per unit and the $814.4 million (including its share of joint venture debt and net of minority partners' interests) of debt outstanding at September 30, 1998. As a result, the Company's total debt to total market capitalization ratio at September 30, 1998 equaled approximately 36.9%.

Results  of Operations

    The Company's total revenues increased by $31.3 million or 77.5% for the three months ended September 30, 1998 as compared to the 1997 period. The growth in total revenues is substantially attributable to the Company's acquisition of 72 properties comprising approximately 9.7 million square feet. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $30.4 million or 80.8% for the three months ended September 30, 1998 as compared to the 1997 period. The 1998 increase in Property Operating Revenues is comprised of $.9 million attributable to increases in rental rates and changes in occupancies and $29.5 million attributable to acquisitions of properties. The remaining balance of the increase in total revenues in 1998 is primarily attributable to interest income on the Company's investments in mortgage notes and notes receivable. The Company's base rent was increased by the impact of the straight-line rent adjustment by $2.0 million for the three months ended September 30, 1998 as compared to $1.1 million for the 1997 period.

    Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $8.9 million for the three months ended September 30, 1998 as compared to the 1997 period. These increases are primarily due to the acquisition of properties. Gross operating margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for 1998 and 1997 were 66.9% and 63.7%, respectively. The increase in gross operating margins reflects increases realized in rental rates, the Company's ability to realize certain operating efficiencies as a result of operating a larger portfolio of properties with concentrations of properties in office and industrial parks or in its established sub-markets, and increased ownership of net leased properties, including the impact of the RMI properties. Additionally, during the three months ended September 30, 1998, the Company received certain real estate tax refunds amounting to approximately $960,000 which reduced Property Expenses.

    Marketing, general and administrative expenses increased by $1.7 million for the three months ended September 30, 1998 as compared to the 1997 period. The increase is due to the increased costs of managing the acquisition properties, costs associated with the management of the RMI assets, and the increase in corporate management and administrative costs associated with the growth of the Company. Marketing, general and administrative expenses as a percentage of total revenues were 5.7 % for the three months ended September 30, 1998 as compared to 5.8 % for the 1997 period.

    Interest expense increased by $7.2 million for the three months ended September 30, 1998 as compared to the 1997 period. The increase is attributable to an increase in mortgage debt including the refinancing of the Omni in the amount of $58 million in August 1997, the assumption of approximately $14.8 million of mortgage indebtedness in connection with the Company's investment in RMI, the assumption of approximately $45.1 million of mortgage indebtedness in connection with the Cappelli acquisition, increased cost attributable to an increased average balance on the Company's credit facilities and interest on the Company's $150 million of senior unsecured notes. The weighted average balance outstanding on the Company's credit facilities was $419.8 million for the three months ended September 30, 1998 as compared to $121.0 million for the 1997 period.

    The Company's total revenues increased by $84.8 million or 78.3% for the nine months ended September 30, 1998 as compared to the 1997 period. The growth in total revenues is substantially attributable to the Company's acquisition of 92 properties comprising approximately 11.9 million square feet. Property Operating Revenues increased by $81.7 million or 80.2% for the nine months ended September 30, 1998 as compared to the 1997 period. The 1998 increase in Property Operating Revenues is comprised of $1.9 million attributable to increases in rental rates and changes in occupancies and $79.8 million attributable to acquisitions of properties. The remaining balance of the increase in total revenues in 1998 is primarily attributable to interest income on the Company's investments in mortgage notes and notes receivable. The Company's base rent was increased by the impact of the straight-line rent adjustment by $5.7 million for the nine months ended September 30, 1998 as compared to $3.5 million for the 1997 period.

    Property Expenses increased by $26.1 million for the nine months ended September 30, 1998 as compared to the 1997 period. These increases are primarily due to the acquisition of properties. Gross operating margins for 1998 and 1997 were 66.0% and 64.3%, respectively. The increase in gross operating margins reflects increases realized in rental rates, the Company's ability to realize certain operating efficiencies as a result of operating a larger portfolio of properties with concentration of properties in office and industrial parks or in its established sub-markets and increased ownership of net leased properties, including the impact of the RMI properties.

    Marketing, general and administrative expenses increased by $5.0 million for the nine months ended September 30, 1998 as compared to the 1997 period. The increase is due to the increased costs of managing the acquisition properties, the costs of opening the Company's Northern New Jersey division, costs associated with the management of the RMI assets, and the increase in corporate management and administrative costs associated with the growth of the Company. Marketing, general and administrative expenses as a percentage of total revenues were 5.8 % for the nine months ended September 30, 1998 as compared to 5.7 % for the 1997 period.

    Interest expense increased by $20.1 million for the nine months ended September 30, 1998 as compared to the 1997 period. The increase is attributable to an increase in mortgage debt including the refinancing of the Omni in the amount of $58 million in August 1997, the assumption of approximately $14.8 million of mortgage indebtedness in connection with the Company's investment in RMI, the assumption of approximately $45.1 million of mortgage indebtedness in connection with the Cappelli acquisition, increased cost attributable to an increased average balance on the Company's credit facilities and interest on the Company's $150 million of senior unsecured notes. The weighted average balance outstanding on the Company's credit facilities was $348.0 million for the nine months ended September 30, 1998 as compared to $102.2 million for the 1997 period.

Liquidity and Capital Resources

    In June 1995, the Company completed an initial public offering of 7,438,000 shares (pre-split) of its common stock at $24.25 per share (pre-split). Net proceeds to the Company were approximately $162 million. During 1996 and 1997 the Company completed four add-on offerings aggregating 22,421,200 shares (split-adjusted) of its common stock (the "Add-on Offerings")resulting in net proceeds to the Company of approximately $437 million. Proceeds from the Add-On Offerings were primarily used to repay borrowings under the credit facilities and to fund the purchase of commercial real estate properties.

    During January 1998, the Operating Partnership issued 532,011
(approximately $12.5 million) OP Units in connection with the acquisition of one office property and one industrial property.

    On February 18, 1998, the Company completed a common stock offering and sold 791,152 common shares at a price of $25.44 per share. Net proceeds from the offering of approximately $19.1 million were used to repay borrowings under the credit facilities.

    During April 1998, the Company completed a preferred stock offering and sold 9,200,000 shares (including 1,200,000 shares related to the exercise of the underwriters over allotment option) of 75/8% Series A Convertible Cumulative Preferred Stock at a price of $25.00 per share. The preferred stock is convertible to the Company's common stock at a conversion rate of
 .8769 shares of common stock for each share of preferred stock. Net proceeds from the offering of approximately $221 million were used to repay borrowings under the credit facilities.

    On April 21, 1998, the Operating Partnership issued 25,000 Series B preferred units at a stated value of $1,000 per unit and 11,518 Series C preferred units at a stated value of $1,000 per unit in connection with the acquisition of the Cappelli Portfolio. The Series B preferred units have a current distribution rate of 6.25% and are convertible to common units at a conversion price of approximately $32.51 for each preferred unit. The Series C preferred units have a current distribution rate of 6.25% and are convertible to common units at a conversion price of approximately $29.39 for each preferred unit.

    Additionally, on April 21, 1998, in connection with the acquisition of 155 Passaic Avenue in Fairfield, New Jersey, the company issued 1,979
(approximately $50,000) OP Units.

    On April 29, 1998, the Company completed a public stock offering and sold 1,093,744 common shares at a price of $24.38 per share. Net proceeds from the offering of approximately $25.3 million were used to repay borrowings under the credit facilities.

    On July 2, 1998, the Operating Partnership issued 6,000 Series D preferred units at a stated value of $1,000 per unit in connection with the acquisition of the remaining 50% interest in 360 Hamilton Avenue located in White Plains, New York. The Series D preferred units have a current distribution rate of 6.25% and are convertible to common units at a conversion price of approximately $29.12 for each preferred unit.

    On August 13, 1998, the Operating Partnership issues 50,072 (approximately $1.2 million) OP Units in connection with the acquisition of two office properties located in Parsippany, New Jersey.

    As of September 30, 1998, the Company had a three year $500 million unsecured revolving credit facility (the "Credit Facility") with Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the credit facility bank group. Interest rates on borrowings under the Credit Facility are priced off of LIBOR plus a sliding scale ranging from 112.5 basis points to 137.5 basis points based on the leverage ratio of the Company. Upon the Company receiving an investment grade rating on its senior unsecured debt by two rating agencies, the pricing is adjusted based off of LIBOR plus a scale ranging from 65 basis points to 90 basis points depending upon the rating. The Credit Facility replaced the Company's existing $250 million unsecured credit facility and $200 million unsecured bridge facility. As a result, certain deferred loan costs incurred in connection with those facilities were written off. Such amount has been reflected as an extraordinary loss on the Company's statement of operations. The Company utilizes the Credit Facility primarily to finance the acquisitions of properties and other real estate investments, fund its development activities and for working capital purposes. At September 30, 1998, the Company had availability under the Credit Facility to borrow an additional $49.1 million (net of $7.7 million of outstanding undrawn letters of credit).

    The Company's indebtedness at September 30, 1998 totaled $814.4 million (including its share of joint venture debt and net of the minority partners' interests) and was comprised of $442.2 million outstanding under the Credit Facility, $150 million of unsecured notes and approximately $222.2 million of mortgage indebtedness. Based on the Company's total market capitalization of approximately $2.2 billion at September 30, 1998, (calculated based on the market value of the Company's common stock and OP units, assuming conversion, the stated value of the Company's preferred stock and preferred units), the Company's debt represented approximately 36.9% of its total market capitalization.

    Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures of the Company. In addition, construction, management, maintenance, leasing and property management fees have provided sources of cash flow. The Company expects to meet its short term liquidity requirements generally through its net cash provided by operating activities along with the Credit Facility previously discussed. The Company expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt securities and additional equity securities of the Company. The Company will refinance existing mortgage indebtedness or indebtedness under the Credit Facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Company anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and equity offerings, will be adequate to meet the capital and liquidity requirements of the Company in both the short and long-term.

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

SUPPLEMENTAL INFORMATION ON CAPITAL EXPENDITURES AND TENANT IMPROVEMENT AND LEASING COSTS

    The following table summarizes the expenditures incurred for capital expenditures, tenant improvements and leasing commissions for the Company's office and industrial properties for the nine month period ended September 30, 1998 and the historical average of such capital expenditures, tenant improvements and leasing commssions for the years 1994 through 1997.

Non-Incremental Revenue Generating Captial Expenditures

                                                                                       1994-1997
                                       1994        1995        1996         1997        Average         1998
                                    ----------  ----------  ----------  ------------  ------------  ------------
Capital Expenditures
Long Island Office Properties
Total                               $ 158,340   $ 364,545   $ 375,026   $ 1,108,675   $   501,646   $ 1,352,199
Per square foot                          0.10        0.19        0.13          0.22          0.16          0.16
Industrial Properties
Total                               $ 524,369   $ 290,457   $ 670,751   $   733,233   $   554,702   $ 1,038,154
Per square foot                          0.18        0.08        0.18          0.15          0.15          0.11

Non-Incremental Revenue Generating Tenant Improvements and Leasing Commissions

                                                                                       1994-1997
                                         1994        1995        1996          1997      Average     1998
                                    ----------  ----------  ----------  ------------  ------------  ------------
Long Island Office Properties
Tenant Improvements                 $ 902,312   $ 452,057   $ 523,574   $   784,044   $   665,497   $ 1,009,539
Per square foot improved                 5.13        4.44        4.28          7.00          5.21          4.34
Leasing Commissions                 $ 341,253   $ 144,925   $ 119,047   $   415,822   $   255,262   $   393,234
Per square foot leased                   1.94        1.42        0.97          4.83          2.29          1.69
                                    ----------  ----------  ----------  ------------  ------------  ------------
Total per square foot               $    7.07   $    5.86   $    5.25   $     11.83   $      7.50   $      6.03
                                    ==========  ==========  ==========  ============  ============  ============
Westchester Office Properties
Tenant Improvements                       N/A         N/A   $ 834,764   $ 1,211,665   $ 1,023,215   $   657,721
Per square foot improved                  N/A         N/A        6.33          8.90          7.61          4.97
Leasing Commissions                       N/A         N/A   $ 264,388   $   366,257   $   315,323   $   245,885
Per square foot leased                    N/A         N/A        2.00          2.69          2.35          1.86
                                    ----------  ----------  ----------  ------------  ------------  ------------
Total per square foot                     N/A         N/A   $    8.33   $     11.59   $      9.96   $      6.83
                                    ==========  ==========  ==========  ============  ============  ============
Connecticut Office Properties <F1>
Tenant Improvements                       N/A         N/A   $  58,000   $ 1,022,421   $   864,337   $   122,155
Per square foot improved                  N/A         N/A       12.45         13.39         12.92          7.13
Leasing Commissions                       N/A         N/A   $       0   $   256,615   $   205,292   $    85,857
Per square foot leased                    N/A         N/A        0.00          3.36          1.68          5.01
                                    ----------  ----------  ----------  ------------  ------------  ------------
Total per square foot                     N/A         N/A   $   12.45   $     16.75   $     14.60   $     12.14
                                    ==========  ==========  ==========  ============  ============  ============
New Jersey Office Properties
Tenant Improvements                       N/A         N/A         N/A           N/A           N/A   $   432,701
Per square foot improved                  N/A         N/A         N/A           N/A           N/A          4.03
Leasing Commissions                       N/A         N/A         N/A           N/A           N/A   $   156,867
Per square foot leased                    N/A         N/A         N/A           N/A           N/A          1.26
                                    ----------  ----------  ----------  ------------  ------------  ------------
Total per square foot                     N/A         N/A         N/A           N/A           N/A   $      5.29
                                    ==========  ==========  ==========  ============  ============  ============

Industrial Properties
Tenant Improvements                 $ 585,981   $ 210,496   $ 380,334   $   230,466   $   351,819   $   283,842
Per square foot improved                 0.88        0.90        0.72          0.55          0.76          0.70
Leasing Commissions                 $ 176,040   $ 107,351   $ 436,213   $    81,013   $   200,154   $   218,749
Per square foot leased                   0.27        0.46        0.82          0.19          0.44          0.54
                                    ----------  ----------  ----------  ------------  ------------  ------------
Total per square foot               $    1.15   $    1.36   $    1.54   $      0.74   $      1.20   $      1.24
                                    ==========  ==========  ==========  ============  ============  ============

<F1>
1994 - 1997 average weighted to reflect October 1996 acquistion date.

                                   Page 17

LEASE EXPIRATIONS

     The following table sets forth scheduled lease expirations for executed leases as of September 30, 1998.

Long Island Office Properties (excluding Omni):
                                             Total        % of         Per
                                             Rentable     Total        Square      Per
                                             Square       Rentable     Foot        Square
                                  Number     Feet         Feet         S/L         Foot
Year of Lease Expiration          of Leases  Expiring     Expiring     Rent <F1>   Rent <F2>
--------------------------------  ---------  -----------  -----------  ----------  ----------
1998                                     8       25,783          1.0%  $   22.75   $   24.49
1999                                    33      112,712          4.3%  $   20.43   $   21.39
2000                                    45      270,308         10.4%  $   21.27   $   22.65
2001                                    40      188,761          7.3%  $   22.21   $   23.96
2002                                    33      262,563         10.1%  $   22.26   $   23.90
2003                                    51      324,698         12.5%  $   21.86   $   22.10
2004 and thereafter                     83    1,414,088         54.4%        ---         ---
                                  ---------  -----------   ----------
                                       293    2,598,913        100.0%
                                  =========  ===========   ==========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable expense pass-throughs

Omni:
                                             Total        % of         Per
                                             Rentable     Total        Square      Per
                                             Square       Rentable     Foot        Square
                                  Number     Feet         Feet         S/L         Foot
Year of Lease Expiration          of Leases  Expiring     Expiring     Rent <F1>   Rent <F2>
--------------------------------  ---------  -----------  -----------  ----------  ----------
1998                                   ---          ---          ---         ---         ---
1999                                   ---          ---          ---         ---         ---
2000                                     4       60,316         10.6%  $   32.49   $   34.52
2001                                     4       32,680          5.8%  $   28.22   $   33.00
2002                                     4      129,351         22.8%  $   25.55   $   27.69
2003                                     5       72,530         12.8%  $   29.52   $   29.88
2004 and thereafter                     10      272,828         48.0%        ---         ---
                                  ---------  -----------   ----------
                                        27      567,705        100.0%
                                  =========  ===========   ==========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable expense pass-throughs

Industrial Properties
                                             Total        % of         Per
                                             Rentable     Total        Square      Per
                                             Square       Rentable     Foot        Square
                                  Number     Feet         Feet         S/L         Foot
Year of Lease Expiration          of Leases  Expiring     Expiring     Rent <F1>   Rent <F2>
--------------------------------  ---------  -----------  -----------  ----------  ----------
1998                                    16       87,325          1.6%  $    6.43   $    6.51
1999                                    41      827,256         15.5%  $    5.65   $    6.33
2000                                    30    1,105,940         20.8%  $    4.83   $    5.11
2001                                    33      916,798         17.2%  $    5.86   $    6.81
2002                                    25      151,396          2.8%  $    6.60   $    7.26
2003                                    23      679,931         12.8%  $    5.13   $    5.84
2004 and thereafter                     37    1,559,282         29.3%        ---         ---
                                  ---------  -----------   ----------
                                       205    5,327,928        100.0%
                                  =========  ===========   ==========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable expense pass-throughs

Research and Development Properties
                                             Total        % of         Per
                                             Rentable     Total        Square      Per
                                             Square       Rentable     Foot        Square
                                  Number     Feet         Feet         S/L         Foot
Year of Lease Expiration          of Leases  Expiring     Expiring     Rent <F1>   Rent <F2>
--------------------------------  ---------  -----------  -----------  ----------  ----------
1998                                     2      105,696          8.3%  $    9.43   $   11.75
1999                                     8       44,324          3.5%  $    8.96   $   10.06
2000                                     7      111,040          8.7%  $    8.33   $    8.68
2001                                     7       96,120          7.6%  $   11.61   $   11.84
2002                                     3       67,967          5.4%  $   10.68   $   12.64
2003                                     4      258,354         20.4%  $    5.19   $    6.07
2004 and thereafter                     14      585,004         46.1%        ---         ---
                                  ---------  -----------   ----------
                                        45    1,268,505        100.0%
                                  =========  ===========   ==========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable expense pass-throughs

Westchester Office Properties:
                                             Total        % of         Per
                                             Rentable     Total        Square      Per
                                             Square       Rentable     Foot        Square
                                  Number     Feet         Feet         S/L         Foot
Year of Lease Expiration          of Leases  Expiring     Expiring     Rent <F1>   Rent <F2>
--------------------------------  ---------  -----------  -----------  ----------  ----------
1998                                     7       33,468          1.2%  $   17.43   $   18.61
1999                                    38      171,608          6.2%  $   19.39   $   19.21
2000                                    45      473,241         17.1%  $   22.67   $   22.70
2001                                    47      553,482         19.9%  $   23.70   $   24.21
2002                                    43      464,400         16.7%  $   19.76   $   20.42
2003                                    36      240,795          8.7%  $   21.53   $   22.40
2004 and thereafter                     41      837,469         30.2%        ---         ---
                                  ---------  -----------   ----------
                                       257    2,774,463        100.0%
                                  =========  ===========   ==========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable expense pass-throughs

Stamford Office Properties
                                             Total        % of         Per
                                             Rentable     Total        Square      Per
                                             Square       Rentable     Foot        Square
                                  Number     Feet         Feet         S/L         Foot
Year of Lease Expiration          of Leases  Expiring     Expiring     Rent <F1>   Rent <F2>
--------------------------------  ---------  -----------  -----------  ----------  ----------
1998                                     2        2,430          0.2%  $   20.51   $   20.57
1999                                    15       38,480          3.9%  $   20.81   $   21.36
2000                                    23       99,904         10.1%  $   21.75   $   22.21
2001                                    20       99,303         10.0%  $   24.04   $   25.06
2002                                    16       93,558          9.5%  $   27.06   $   27.77
2003                                    15       98,761         10.0%  $   30.65   $   31.38
2004 and thereafter                     33      557,097         56.3%        ---         ---
                                  ---------  -----------   ----------
                                       124      989,533        100.0%
                                  =========  ===========   ==========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable expense pass-throughs

New Jersey Office Properties:
                                             Total        % of         Per
                                             Rentable     Total        Square      Per
                                             Square       Rentable     Foot        Square
                                  Number     Feet         Feet         S/L         Foot
Year of Lease Expiration          of Leases  Expiring     Expiring     Rent <F1>   Rent <F2>
--------------------------------  ---------  -----------  -----------  ----------  ----------
1998                                     5       20,350          1.2%  $   20.30   $   20.37
1999                                    25      292,608         17.0%  $   19.31   $   19.54
2000                                    37      339,374         19.8%  $   22.43   $   22.33
2001                                    27      285,401         16.6%  $   18.11   $   18.12
2002                                    17      145,726          8.5%  $   19.48   $   19.89
2003                                    15      316,002         18.4%  $   18.74   $   18.89
2004 and thereafter                     13      317,448         18.5%        ---         ---
                                  ---------  -----------   ----------
                                       139    1,716,909        100.0%
                                  =========  ===========   ==========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable expense pass-throughs

Reckson/Morris Industrial:
                                             Total        % of         Per
                                             Rentable     Total        Square      Per
                                             Square       Rentable     Foot        Square
                                  Number     Feet         Feet         S/L         Foot
Year of Lease Expiration          of Leases  Expiring     Expiring     Rent <F1>   Rent <F2>
--------------------------------  ---------  -----------  -----------  ----------  ----------
1998                                   ---          ---         ---    $     ---   $     ---
1999                                     9      741,765         25.0%  $    5.23   $    5.43
2000                                     6      173,768          5.8%  $    5.14   $    5.47
2001                                   ---          ---         ---    $     ---   $     ---
2002                                     1      610,949         20.6%  $    3.75   $    4.27
2003                                     3      150,416          5.1%  $    4.55   $    4.80
2004 and thereafter                     11    1,290,384         43.5%        ---         ---
                                  ---------  -----------   ----------
                                        30    2,967,282        100.0%
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

                                   Page 19

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

     The Company has completed an assessment to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Currently, the entire property management system is year 2000 compliant and has been thoroughly tested.
Since the Company's accounting software is maintained and supported by a third party, the total year 2000 project cost is estimated to be minimal.

     The year 2000 project is estimated to be completed not later than July 31, 1999, which is prior to any anticipated impact on its operating systems. Additionally, the Company has received assurances from its contractors that all of the Company's building management and mechanical systems are currently year 2000 compliant or will be made compliant prior to any impact on those systems. However, the Company cannot guarantee that all contractors will comply with their assurances and therefore, the Company may not be able to determine year 2000 compliance of those contractors. At that time, the Company will determine the extent to which the Company will be able to replace non compliant contractors. The Company believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material impact on the operations of the Company.

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

     If the Company is not successful in implementing their year 2000 compliance plan, the Company may suffer a material adverse impact on their consolidated results of operations and financial condition. Because of the importance of addressing the year 2000 issue, the Company expects to develop contingency plans if they determine that the compliance plans will not be implemented by July 31, 1999.

                                   Page 20

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

     The following table presents the Company's FFO calculation (unaudited and in thousands, except per share/unit data):

                                                               Three Months Ended       Nine Months Ended
                                                                   September 30,           September 30,
                                                                 1998        1997        1998       1997
                                                              ----------  ----------  ----------  ----------
Net income available to common shareholders                   $   8,565   $   9,141   $  28,051   $  23,758
Adjustments for Funds from Operations
Add:
Depreciation and Amortization                                    14,036       6,919      36,822      18,755
Minority interests in consolidated partnerships                     665         201       1,882         645
Limited partners' interest in the operating
   partnership                                                    1,209       1,861       5,962       5,632
Extraordinary items-loss on restatement or
   extinguishment of debt, net of limited partners'
   share of $323, $178, $323 and $518,  respectively              1,670         267       1,670       2,230
                                                              ----------  ----------  ----------  ----------
                                                                 26,145      18,389      74,387      51,020
Subtract:
Amount distributable to minority partners
   in consolidated partnerships                                   1,189         522       2,965       1,655
                                                              ----------  ----------  ----------  ----------
Funds from Operations (FFO)                                      24,956      17,867      71,422      49,365

Subtract:
Straight line rents                                               1,966       1,063       5,454       3,347
Non-Incremental Capitalized tenant
   improvements and leasing commissions                             762         978       3,577       2,732
Non-Incremental Capitalized improvements                            917         317       2,390       1,107
                                                              ----------  ----------  ----------  ----------
Cash available for distribution (CAD)                         $  21,311   $  15,509   $  60,001   $  42,179
                                                              ==========  ==========  ==========  ==========
Basic FFO and CAD calculations:
   Weighted average shares/units                                 47,753      41,451      46,999      38,780
                                                              ==========  ==========  ==========  ==========
   FFO per weighted average share/unit                        $    0.52   $    0.43   $    1.52   $    1.27
                                                              ==========  ==========  ==========  ==========
   CAD per weighted average share/unit                        $    0.45   $    0.37   $    1.28   $    1.09
                                                              ==========  ==========  ==========  ==========
   Dividends per share/unit                                   $    0.34   $    0.31   $    0.99   $    0.93
                                                              ==========  ==========  ==========  ==========
   FFO payout ratio                                                64.9%       72.7%       65.0%       72.8%
                                                              ==========  ==========  ==========  ==========
   CAD payout ratio                                                75.0%       84.5%       77.1%       84.9%
                                                              ==========  ==========  ==========  ==========
Fully diluted FFO and CAD calculations:
   Diluted weighted average shares/units                      $  48,275   $  42,004   $  47,548   $  39,295
                                                              ==========  ==========  ==========  ==========
   FFO per diluted weighted average share/unit                $    0.52   $    0.43   $    1.50   $    1.26
                                                              ==========  ==========  ==========  ==========
   CAD per diluted weighted average share/unit                $    0.44   $    0.37   $    1.26   $    1.07
                                                              ==========  ==========  ==========  ==========
   Dividends per share/unit                                   $    0.34   $    0.31   $    0.99   $    0.93
                                                              ==========  ==========  ==========  ==========
   Diluted FFO payout ratio                                        64.9%       72.7%       65.8%       73.4%
                                                              ==========  ==========  ==========  ==========
   Diluted CAD payout ratio                                        76.7%       84.5%       78.4%       86.4%
                                                              ==========  ==========  ==========  ==========

                                   Page 21
Part II - Other Information

Item 1.  Legal Proceedings

     In July 1998, the Company formed a joint venture, Metropolitan Partners LLC, a Delaware limited liability company ("Metropolitan Partners"), with Crescent Real Estate Equities Company, a Texas real estate investment trust ("Crescent"). Pursuant to a merger agreement executed on July 9, 1998 and amended and restated on August 11, 1998 (the "Merger Agreement") between Metropolitan Partners, the Company and Crescent and Tower Realty Trust Inc., a Maryland corporation ("Tower"), Metropolitan Partners agreed, subject to the terms and conditions of the Merger Agreement, to purchase the common stock of Tower.

     Prior to the execution of the Merger Agreement, Metropolitan Partners identified certain tax issues regarding Tower's operations. Metropolitan Partners entered into the Merger Agreement only after Tower made detailed representations and warranties purporting to address these issues. In the course of due diligence, however, Metropolitan Partners, the Company and Crescent discovered that these representations and warranties may not be correct and discussed these concerns with Tower, specifically advising Tower that they were not terminating the Merger Agreement at that time.
Metropolitan Partners, the Company and Crescent invited Tower to respond to these concerns. However, on November 2, 1998, Tower filed a complaint in the Supreme Court of the State of New York alleging Metropolitan Partners, the Company and Crescent willfully breached the Merger Agreement. Tower is seeking declaratory and other relief, including damages of not less that $75 million and specific performance by Metropolitan Partners, the Company and Crescent of their obligations under the Merger Agreement. Although management believes the Company has meritorious defenses to this action, there can be no assurance as to the impact of this action on the Company's operations and/or financial condition.

Item 2.  Changes in Securities - None
Item 3.  Defaults Upon Senior Securities - None
Item 4.  Submission of Matters to a Vote of Securities Holders - None
Item 5.  Other information - None
Item 6.  Exhibits and Reports on Form 8-K
     a)  Exhibit 27 Financial Data Schedule
     b) During the three months ended September 30, 1998, the registrant filed the following reports:

         Form 8 - K, dated July 22, 1998. Announcing the Company's formation of a joint venture with Crescent Real Estate Equities Company to create a platform to invest in the New York City real estate market.

         Form 8 - K, dated August 14,1998. Regarding the Operating Partnership's entering into a three year unsecured credit facility agreement on July 23, 1998 with, among others The Chase Manhattan Bank.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RECKSON ASSOCIATES REALTY CORP.
                            Registrant

November 9, 1998           /s/   Scott H. Rechler
Date                        Scott H. Rechler, Chief Operating Officer
                            and Director

November 9, 1998           /s/   Michael Maturo
Date Michael Maturo, Executive Vice President, Treasurer and Chief Financial Officer