Form 10-K
period 1998-12-31
RECKSON ASSOCIATES REALTY CORP
filed 1999-03-16
CIK 930548

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-K


       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1998

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

                           Yes  X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ____


     The aggregate market value of the shares of common stock held by non-affiliates was approximately $826 million based on the closing price on the New York Stock Exchange for such shares on March 15,1999.

     The number of the Registrant's shares of common stock outstanding was 40,053,358 as of March 15,1999.



                DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Shareholder's Meeting to be held May 20, 1999 are incorporated by reference into Part III.

                            TABLE OF CONTENTS

Item No.
--------
                                Part I

  1.  Business . . . . . . . . ... . . . . . . . . . . . . . . . . .   I-1
  2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . .   I-9
  3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .  I-21
  4.  Submission of Matters to a Vote of Security Holders. . . . . .  I-21

                                Part II

  5.  Market for Registrant's Common Equity and Related Stockholder
      Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-1
  6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . .  II-2
  7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations. ... . . . . . . . . . . . . . . . . . .  II-3
  7(a)Quantitative and Qualitative Disclosures about Market Risk . . II-13
  8.  Financial Statements and Supplementary Data .. . . . . . . . . II-13
  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . II-13

                                Part III

  10. Directors and Executive Officers of the Registrant . . . . .   III-1
  11. Executive Compensation . . . . . . . . . . . . . . . . . . .   III-1
  12. Security Ownership of Certain Beneficial Owners and Management III-1
  13. Certain Relationships and Related Transactions . . . . . . . . III-1

                                Part IV

  14. Exhibits, Financial Statement Schedules, and Reports on Form
      8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  IV-1

                              Part I

Item 1.        Business

General
     Reckson Associates Realty Corp. was incorporated in September 1994 and commenced operations effective with the completion of its initial public offering (the "IPO") on June 2, 1995. Reckson Associates Realty Corp., together with Reckson Operating Partnership, L.P. (the "Operating Partnership"), and their affiliates (collectively, the "Company") was formed for the purpose of continuing the commercial real estate business of Reckson Associates, its affiliated partnerships and other entities ("Reckson"). For more than 40 years, Reckson has been engaged in the business of owning, developing, acquiring, constructing, managing and leasing suburban office and industrial properties in the New York metropolitan area. Based on industry surveys, management believes that the Company is one of the largest owners and operators of Class A suburban office properties and industrial properties in the New York tri-state area (the "Tri-State Area"). The Company operates as a fully-integrated, self-administered and self-managed Real Estate Investment Trust ("REIT"). As of December 31, 1998, the Company owned 204 properties (the "Properties") (including two joint venture properties) encompassing approximately 21.0 million rentable square feet, all of which are managed by the Company. The Properties consist of 73 Class A suburban office properties (the "Office Properties")encompassing approximately 10.1 million square feet, 129 industrial properties (the "Industrial Properties") encompassing approximately 10.8 million square feet and two 10,000 square foot retail properties. In addition, as of December 31, 1998 the Company had $61.3 million invested in certain mortgage indebtedness encumbering four Class A Office Properties encompassing approximately 577,000 square feet, a 825,000 square foot Industrial Property, a 400 acre parcel of land and approximately $17 million invested in a note receivable secured by a partnership interest in Omni Partner's, L. P., owner of the Omni, a 575,000 square foot Class A Office Property located in Uniondale, New York (the "Mortgage Note Investments"). As of December 31, 1998, the Company also owned or had contracted to acquire approximately 980 acres of land in 18 separate parcels that may present future development opportunities. During 1998, the Company made investments in joint ventures with Reckson Strategic Venture Partners, LLC ("RSVP"), a venture capital fund created as a research and development vehicle for the Company to invest in alternative real estate sectors (see Corporate Strategies and Growth Opportunities). RSVP is managed by an affiliate of Reckson Service Industries, Inc., ("RSI"). The Company has committed up to $100 million for investments in the form of either (i) joint ventures with RSVP or (ii) loans to RSI for RSI's investment in RSVP. To date, the Company has invested $10.1 million in RSVP joint venture investments. During 1998, the Company also spun off RSI, its commercial service business, to its shareholders and has provided RSI with a $100 million line of credit. As of December 31, 1998 $33.7 million had been drawn and is outstanding on this line.

     The Office Properties are Class A suburban office buildings and are well-located, well-maintained and professionally managed. In addition, these properties are modern with high finishes or have been modernized to successfully compete with newer buildings and achieve among the highest rent, occupancy and tenant retention rates within their markets. The majority of the Office Properties are located in 12 planned office parks and are tenanted by a diverse industry group of national firms which include, consumer products, pharmaceutical, telecommunication, health care, insurance and professional service firms such as accounting firms and securities brokerage houses.
The Industrial Properties are utilized for distribution, warehousing, research and development and light manufacturing / assembly activities and are located primarily in three planned industrial parks developed by Reckson and 23 buildings acquired in connection with the Morris Companies acquisition (see External Growth below).

     All of the Company's interests in the Properties, the Mortgage Note Investments and land are held directly or indirectly by, and all of its operations are conducted through, the Operating Partnership. Reckson Associates Realty Corp. controls the Operating Partnership as the sole general partner and as of December 31, 1998, owned approximately 84% of the Operating Partnership's outstanding common units of limited partnership ("Units").

     The Company seeks to maintain cash reserves for normal repairs, replacements, improvements, working capital and other contingencies. The Operating Partnership has established an unsecured credit facility with a maximum borrowing amount of $500 million scheduled to mature on July 23, 2001 and, an unsecured term loan with a maximum borrowing capacity of $75 million scheduled to mature on December 3, 1999. The credit facility and the term loan require the Company to comply with a number of financial and other covenants on an ongoing basis.

     In February 1998, the Company completed a public stock offering and sold 791,152 common shares at a price of $25.44 per share (the "February 1998 Offering"). On April 29, 1998, the Company completed a public stock offering and sold 1,093,744 common shares at a price of $24.38 per share (the "April 1998 Offering"). Additionally, during April 1998 the Company completed a preferred stock offering and sold 9,200,000 shares (including 1,200,000 shares related to the exercise of the underwriters over allotment option) of 7.625% Series A Convertible Cumulative Preferred Stock at a price of $25.00 per share (the "April 1998 Preferred Offering"). Net proceeds of approximately $19.1 million from the February 1998 Offering, $25.3 million from the April 1998 Offering and $221 million from the April 1998 Preferred Offering were used to make acquisitions of Properties and to repay borrowings.

     In March 1997, the Company completed a public offering and sold 4,945,000 common shares (pre-split) at a price of $45.25 (pre-split) (including 645,000 common shares related to the exercise of the underwriter over allotment option) (the "March 1997 Offering"). In December 1997, the Company completed a public offering and sold 3,081,777 common shares at a price of $26.00 per share (the "December 1997 Offering"). Net proceeds to the Company of approximately $212 million from the March 1997 Offering and $80 million from the December 1997 Offering were used to make acquisitions of Properties and to repay borrowings.

     There are numerous commercial properties that compete with the Company in attracting tenants and numerous companies that compete in selecting land for development and properties for acquisition.

     The Company's executive offices are located at 225 Broadhollow Road, Melville, New York 11747 and its telephone number at that location is (516) 694-6900. At December 31, 1998, the Company had approximately 250 employees.

Recent Developments

Acquisition Activity.

     Set forth below is a brief description of the Company's major acquisition activity during 1998. All of these Properties are located in the Tri-State Area.

     During 1998, the Company acquired or contracted to acquire approximately $434 million of Class A suburban Office and Industrial Properties encompassing approximately 3.7 million square feet. In addition, the Company acquired approximately 192.1 acres of land for an aggregate purchase price of approximately $20.6 million.

     In that regard, during 1998, the Company acquired three Class A suburban Office Properties and two Industrial Properties encompassing approximately 674,000 and 200,000 square feet respectively, located on Long Island for an aggregate purchase price of approximately $ 67.8 million. In addition, the Company acquired approximately 79.9 acres of land for an aggregate purchase price of approximately $15.0 million.

     During 1998, the Company acquired six Office Properties encompassing approximately 980,000 square feet in Westchester from Cappelli Enterprises and affiliated entities (see below) for an aggregate purchase price of approximately $173 million.

     During 1998, the Company acquired two Office Properties encompassing approximately 325,000 square feet in Connecticut for an aggregate purchase price of approximately $61.3 million

     During 1998, the Company acquired four Office Properties encompassing approximately 522,000 square feet and six Industrial Properties encompassing approximately 985,000 square feet in New Jersey for an aggregate purchase price of approximately $132.5 million (excluding the Company's investment
Reckson Morris Operating Partnership, L.P.; see below).   In addition, the
Company acquired approximately 112.2 acres of land for an aggregate purchase price of approximately $5.6 million.

     On January 6, 1998, the Company made an initial investment in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. In connection with the transaction the Morris Companies contributed 100% of their interests in certain industrial properties to Reckson Morris Operating Partnership, L.P. ("RMI") in exchange for operating partnership units in RMI. The Company has agreed to invest up to $150 million in RMI. As of December 31, 1998, the Company has invested approximately $ 93.8 million for an approximate 71.8% controlling interest in RMI.

     During 1998, the Company acquired a portfolio of six office properties encompassing approximately 980,000 square feet in Westchester County, New York from Cappelli Enterprises and affiliated entities ("Cappelli") for a purchase price of approximately $173 million. The Cappelli acquisition includes a five building, 850,000 square foot Class A office park in Valhalla and Court House Square, a 130,000 square foot Class A office building located in White Plains. The Company also obtained from Cappelli the remaining 50% interest in 360 Hamilton Avenue, a 365,000 square foot vacant office tower in downtown White Plains for $10 million plus the return of his capital contributions of
approximately $1.5 million.   In addition, the Company received an option
from Cappelli to acquire the remaining development parcels within the Valhalla office park on which up to 875,000 square feet of office space can be
developed.   These acquisitions were financed in part through proceeds from a draw under the credit facilities, the issuance of 42,518 (approximately $42.5 million) preferred operating partnership units (the "Cappelli Preferred Units"), and the assumption of approximately $47.1 million of mortgage debt. Additionally, during 1998, the Company issued and advanced to Cappelli $19 million under two liquidity loans (the "Cappelli Liquidity Loans"). The Cappelli Liquidity Loans bear interest at rates ranging from 10% to 10.5% per annum and are secured by Cappelli's right, title and interest in the Cappelli Preferred Units. Such amounts have been included in investments in mortgage notes and notes receivable on the Company's balance sheet. On February 3, 1999, the Company made an additional $5 million advance under the Cappelli Liquidity Loans.

     In addition, the Company has invested approximately $61.3 million in certain mortgage indebtedness encumbering four Class A Office Properties located on Long Island encompassing approximately 577,000 square feet, a 825,000 square foot Industrial Property located in New Jersey and a 400 acre parcel of land located in New Jersey. In addition, the Company has loaned approximately $17 million to its minority partner in Omni, its flagship Long Island Office Property, and effectively increased its economic interest in the property owning partnership.

     Set forth below is a brief description of the Company's major acquisition activity during 1997. All of these Properties are located in the Tri-State Area.

     During 1997, the Company acquired or contracted to acquire approximately $431 million of Class A suburban Office and Industrial Properties encompassing approximately 4.9 million square feet. In addition, the Company acquired approximately 335 acres of land for an aggregate purchase price of approximately $24.2 million.

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

     In addition, during 1997, the Company invested approximately $29 million in certain mortgage indebtedness encumbering one Class A Office Property on Long Island encompassing approximately 177,000 square feet, a 400 acre parcel of land located in New Jersey and a 586,000 square foot Industrial Property located in New Jersey. In addition, on March 13, 1997 the Company loaned approximately $17 million to its minority partner in Omni, its flagship Long Island Office Property, and effectively increased its economic interest in the property owning partnership.

Leasing Activity

     During the year ended December 31, 1998, the Company leased 1,519,166 square feet at the Office Properties at an average effective rent (i.e.,base rent adjusted on a straight-line basis for free rent periods, tenant improve-ments and leasing commissions) of $22.01 per square foot and 944,212 square feet at the Industrial Properties at an average effective rent of $7.25 per square foot. Included in this leasing data is 822,405 square feet at the Long Island Office Properties at an average effective rent of $22.89; 221,822 square feet at the Westchester Office Properties at an average effective rent of $19.29; 52,976 square feet at the Connecticut Office Properties at an average effective rent of $24.17; and 421,963, square feet at the New Jersey Office Properties at an average effective rent of $21.45. Also included in this leasing data is 705,871 square feet at the Long Island Industrial Properties at an average effective rent of $7.41 and 238,341 square feet at the New Jersey Industrial Properties at an average effective rent of $6.78.

Financing Activities

     On July 23, 1998, the Company obtained a three year $500 million unsecured revolving credit facility (the "Credit Facility") from Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the credit facility bank group. Interest rates on borrowings under the Credit Facility are priced off of LIBOR plus a sliding scale ranging from 112.5 basis points to 137.5 basis points based on the leverage ratio of the Company. Upon the Company receiving an investment grade rating on its senior unsecured debt by two rating agencies, the pricing is adjusted based off of LIBOR plus a scale ranging from 65 basis points to 90 basis points depending upon the rating. The Credit Facility replaced and restructured the Company's existing $250 million unsecured credit facility and $200 million unsecured bridge facility. As a result, certain deferred loan costs incurred in connection with those facilities were written off. Such amount has been reflected as an extraordinary loss on the Company's statement of operations. The Company utilizes the Credit Facility primarily to finance the acquisitions of Properties and other real estate investments, fund its development activities and for working capital purposes. At December 31, 1998, the Company had availability under the Credit Facility to borrow an additional $8.1 million (net of $26.1 million of outstanding undrawn letters of credit).

     On December 4, 1998, the Company obtained a one year $50 million unsecured term loan (the "Term Loan") from Chase Manhattan Bank. On January 13, 1999, the Company and Chase Manhattan Bank increased the total availability under the
Term Loan to $75 million.   Interest rates on borrowings under the Term Loan
are priced off LIBOR plus 150 basis points for the first nine months and 175
basis points for the remaining three months.   At  December 31, 1998, the
Company had availability under the Term Loan to borrow an additional $30 million which was increased to $55 million on January 13, 1999.

Other Financing Activities

     On May 21, 1998, the Company satisfied the mortgage note encumbering one Property in the amount of approximately $1.9 million. Additionally, on October 27, 1998, the Company refinanced a $10.0 million mortgage note encumbering one Property with a new $21.4 million mortgage loan from a third party financial institution. The new mortgage note bears a fixed rate of interest of 6.45% and matures on October 26, 2005. Excess proceeds were used to repay borrowings under the Credit Facility.

     During August 1997, the Company refinanced approximately $43 million of mortgage debt on its Omni Office Property with a $58 million fixed rate mortgage loan. The loan which matures on September 1, 2007 has a fixed rate of 7.72%. Additionally, during August, 1997, the Company sold $150 million of 7.2% senior unsecured notes due in August 2007. The net proceeds of these financings were used to repay borrowings and for acquisitions of properties.

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

     During April 1998, the Company completed a preferred stock offering and sold 9,200,000 shares (including 1,200,000 shares related to the exercise of the underwriters over allotment option) of 7.625% Series A Convertible Cumulative Preferred Stock at a price of $25.00 per share for an aggregate consideration of $230 million before deducting offering expenses. The preferred stock is convertible to the Company's common stock at a conversion rate of .8769 shares of common stock for each share of preferred stock.

     On April 29, 1998, the Company completed a common stock offering and sold 1,093,744 common shares at a price of $24.38 per share for an aggregate consideration of approximately $26.7 million before deducting offering expenses.

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

     Corporate Strategies. Management believes that throughout its 40-year operating history, Reckson has created value in its properties through a variety of market cycles by implementing the operating strategies described below. These operating strategies include the implementation of (i) a multidisciplinary leasing approach that involves architectural design and construction personnel as well as leasing professionals, (ii) innovative property marketing programs such as the broker frequent leasing points program which was established by the Company to enhance relationships with the brokerage community. The program allows brokers to accumulate points for leasing space in the Company's portfolio which can be redeemed for luxurious prizes, (iii) a comprehensive tenant service program and property amenities designed to maximize tenant satisfaction and retention, (iv) cost control management and systems that take advantage of economies of scale that arise from the Company's market position and efficiencies attributable to the state-of-the-art energy control system at many of the Office Properties and
(v) an acquisition and development strategy that is continuously adjusted in light of anticipated changes in market conditions and that seeks to capitalize on management's multidisciplinary expertise and market knowledge to modify, upgrade and reposition a property in its marketplace in order to maximize value.

     The Company also intends to adhere to a policy of maintaining a Debt Ratio (defined as the total debt of the Company as a percentage of the market value of outstanding shares of common stock, Units and, the stated values of the Company's preferred equity) of less than 50%. As of December 31, 1998, the Company's Debt Ratio was approximately 39.4%. This calculation is net of minority partners' proportionate share of debt and including the Company's share of unconsolidated joint venture debt. This Debt Ratio is intended to provide the Company with financial flexibility to select the optimal source of capital (whether debt or equity) with which to finance external growth.

     Growth Opportunities. The Company intends to achieve its primary business objectives by applying its corporate strategies to the internal and external growth opportunities described below.

     Internal Growth. To the extent Long Island, Westchester, New Jersey and Southern Connecticut suburban office and industrial markets continue to improve, management believes the Company is well positioned to benefit from rental revenue growth through: (i) contractual annual compounding 4% Base Rent increases (defined as fixed gross rental amounts that excludes payments on account of real estate tax, operating expense escalations and base electrical charges) on approximately 85% of existing leases at the Long Island Properties;
(ii) periodic contractual increases in Base Rent on existing leases at the Westchester Properties, the New Jersey Properties and the Southern Connecticut Properties; and (iii) the potential for increases to Base Rents as leases expire as a result of continued tightening of the office and industrial markets with limited new supply.

     In connection with the Company's acquisition and merger transaction with Tower Realty Trust, Inc. (see External Growth below) the company entered the New York City office market. The Manhattan office market is currently experiencing favorable supply and demand characteristics similar to those currently in the Company's Tri-State Area suburban markets and also is characterized by its similar lack of available land supply and other barriers to entry that limit our competition. The Tower portfolio includes Manhattan office buildings that offer similar potential for increase in Base Rents as described in (iii) above.

     External Growth. The Company seeks to acquire multi-tenant suburban Class A office and industrial properties located in the Tri-State Area. Management believes that the Tri-State Area presents opportunities to acquire or invest in properties at attractive yields. The Company believes that its (i) capital structure, in particular its Credit Facility providing for a maximum borrowing amount of up to $500 million, (ii) ability to acquire a property for Units of the Operating Partnership and thereby defer the seller's income tax on gain,
(iii) operating economies of scale, (iv) relationships with financial institutions and private real estate owners, (v) fully integrated operations in its four existing suburban divisions and (vi) its dominant position and franchise in the submarkets in which it owns properties will enhance the Company's ability to identify and capitalize on acquisition opportunities.
The Company also intends to selectively develop new Class A suburban office and industrial properties and to continue to redevelop existing Office and Industrial Properties as these opportunities arise. In the near future the Company will concentrate its development activities on industrial and Class
A suburban office properties within its Tri-State Area markets.  The
Company's expansion into the Manhattan office market and the opening of its New York City division will provide it with additional opportunities to acquire an interest in properties at attractive yields. The Company also believes that the addition of its New York City division will provide additional leasing and operational facilities and enhance its overall franchise value by being the only real estate operating company in the Tri-State Area with significant presence in both Manhattan and each of the surrounding sub-markets.

     On January 6, 1998, the Company made an initial investment in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. In connection with the transaction the Morris Companies contributed 100% of their interests in certain industrial properties to RMI in exchange for operating partnership units in RMI. As of December 31, 1998, the Company has invested approximately $93.8 million for an approximate 71.8% controlling interest in RMI.

     During 1997, the Company formed RSI and RSVP. The Operating Partnership owned a 95% non voting common stock interest in RSI through June 10, 1998. On June 11, 1998, the Operating Partnership distributed its 95% common stock interest in RSI of approximately $3 million to its owners, including the Company which, in turn, distributed the common stock of RSI to its stockholders. Additionally, during June 1998, the Operating Partnership established a credit facility with RSI (the"RSI Facility") in the amount of $100 million for RSI's service sector operations and other general corporate purposes. As of December 31, 1998, the Company had advanced $33.7 million under the RSI facility all of which is outstanding. In addition, the
Operating Partnership approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT-qualified investments or advances made to RSI under terms similar to the RSI Facility. As of December 31, 1998, approximately $17.3 million had been invested through the RSVP Commitment, of which $10.1 million represents RSVP controlled joint venture investments and $7.2 million
represents advances to RSI under the RSVP Commitment.   Such amounts have been
included in investment in real estate joint ventures and investments in and advances to affiliates, respectively, on the Company's balance sheet. RSI serves as the managing member of RSVP. RSI invests in operating companies that generally provide commercial services to the RSI customer base which includes the tenants of RSI's executive suite business and to properties owned by the Company and its tenants and third parties. RSVP was formed to provide the Company with a research and development vehicle to invest in alternative real estate sectors. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus. RSVP's strategy is to identify and acquire interests in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as a platform for future growth.

     On August 27, 1998 the Company announced the formation of a joint venture with RSVP and the Dominion Group, an Oklahoma-based, privately-owned group of companies that focuses on the development, acquisition and ownership of government occupied office buildings and correctional facilities. The new venture, Dominion Properties LLC (the "Dominion Venture"), is owned by Dominion Venture Group LLC, and by a subsidiary of the Company. The Dominion Venture will engage primarily in acquiring, developing and/or owning government-occupied office buildings and privately operated correctional facilities. Under the Dominion Venture's operating agreement, RSVP is to invest up to $100 million, some of which may be invested by the Company
(the "RSVP Capital"). The initial contribution of RSVP Capital was approximately $39 million of which approximately $10.1 million was invested by a subsidiary of the Company. The Company's subsidiary funded its capital contribution through the RSVP Commitment. In addition, the Company advanced approximately $2.9 million to RSI through the RSVP Commitment for an investment in RSVP which was then invested on a joint venture basis with the Dominion Group in certain service business activities related to the real estate activities. As of December 31, 1998, the Dominion Venture had investments in 11 government office buildings and two correctional facilities.

      In July 1998, the Company formed a joint venture, Metropolitan Partners LLC, a Delaware limited liability company ("Metropolitan"), with Crescent Real Estate Equities Company, a Texas real estate investment trust ("Crescent"). Pursuant to a merger agreement executed on July 9, 1998 and amended and restated on August 11, 1998 (the "Initial Merger Agreement") between Metropolitan, the Company, Crescent and Tower Realty Trust Inc., a Maryland corporation ("Tower"), Metropolitan agreed, subject to the terms and conditions of the Merger Agreement, to purchase the common stock of Tower.

      Prior to the execution of the Initial Merger Agreement, Metropolitan identified certain potential tax issues regarding Tower's operations. Metropolitan entered into the Initial Merger Agreement only after Tower made detailed representations and warranties purporting to address these issues. In the course of due diligence, however, Metropolitan, the Company and Crescent discovered that these representations and warranties may not be correct and discussed these concerns with Tower, specifically advising Tower that they were not terminating the Initial Merger Agreement at that time. Metropolitan, the Company and Crescent invited Tower to respond to these concerns. However, on November 2, 1998, Tower filed a complaint in the Supreme Court of the State of New York alleging Metropolitan, the Company and Crescent willfully breached the Initial Merger Agreement. Tower, in the complaint, was seeking declaratory and other relief, including damages of not less than $75 million and specific performance by Metropolitan, the Company and Crescent of their obligations under the Initial Merger Agreement.

      On December 8, 1998,the Company, Metropolitan and Tower executed a revised merger agreement (the "Revised Merger Agreement"), pursuant to which Tower will be merged (the "Merger") into Metropolitan, with Metropolitan surviving the Merger. Concurrently with the Merger, Tower Realty Operating Partnership, L.P. ("Tower OP") will be merged with and into a subsidiary of Metropolitan. The consideration to be issued in the mergers will be comprised of (i) 25% cash and (ii) 75% of shares of Class B Exchangeable Common Stock, par value $.01 per share, of the Company (the "Class B Common Stock"), or in certain circumstances described below, shares of Class B Common Stock and unsecured notes of the Operating Partnership. The Company controls Metropolitan and owns 100% of the common equity; Crescent owns a preferred equity investment in Metropolitan. The Revised Merger Agreement replaces the Initial Merger Agreement (which at that time was a 50/50 joint venture between the Company and Crescent) relating to the acquisition by Metropolitan of Tower for $24 per share.

      Pursuant to the terms of the Revised Merger Agreement, holders of shares of outstanding common stock of Tower ("Tower Common Stock"), and outstanding units of limited partnership interest of Tower OP will have the option to elect to receive cash or shares of Class B Common Stock, subject to proration. Under the terms of the transaction, Metropolitan will effectively pay for each share of Tower Common Stock and each unit of limited partnership interest of Tower OP the sum of (i) $5.75 in cash, and (ii) 0.6273 of a share of Class B Common Stock. The shares of Class B Common Stock are entitled to receive an initial annual dividend of $2.24 per share and is subject to adjustment annually. The shares of Class B Common Stock are exchangeable at any time, at the option of the holder, into an equal number of shares of common stock, par value $.01 per share, of the Company subject to customary antidilution adjustments. The Company, at its option, may redeem any or all of the Class B Common Stock in exchange for an equal number of shares of the Company's common stock at any time following the four year, six-month anniversary of the issuance of the Class B Common Stock. The Company's Board of Directors have recommended to the Company's stockholders the approval of a proposal to issue a number of shares of Class B Common Stock equal to 75% of the sum of (i) the number of outstanding shares of the Tower Common Stock and (ii) the number of Tower
OP limited partnership units, in each case, at the effective time of the mergers. If the stockholders of the Company do not approve the issuance of the Class B Common Stock as proposed, the Revised Merger Agreement provides that approximately one-third of the consideration that was to be paid in the form of Class B Common Stock will be replaced by senior unsecured notes of the Operating Partnership, which notes will bear interest at the rate of 7% per annum and have a term of ten years. In addition, if the stockholders of the Company do not approve the issuance of Class B Common Stock as proposed and the Board of Directors of the Company withdraws or amends or modifies in any material respect its recommendation for, approval of such proposal, then the total principal amount of notes to be issued and distributed in the Merger will be increased by $15 million.

      Simultaneously with the execution of the Revised Merger Agreement, Metropolitan and Tower executed and consummated a stock purchase agreement (the "Series A Stock Purchase Agreement") pursuant to which Metropolitan purchased from Tower approximately 2.2 million shares of Series A Convertible Preferred Stock, par value $.01 per share, of Tower (the "Tower Preferred Stock"), for an aggregate purchase price of $40 million, $30 million of which was funded through a capital contribution by the Company to Metropolitan and which is included in prepaid expenses and other assets on the Company's balance sheet. The Tower Preferred Stock has a stated value of $18.44 per share and is convertible by Metropolitan into an equal number of shares of Tower Common Stock at anytime after the termination, if any, of the Revised
Merger Agreement, subject to customary antidilution adjustments.   The Tower
Preferred Stock is entitled to receive dividends equivalent to those paid on the Tower Common Stock. If the Revised Merger Agreement is not consummated and a court of competent jurisdiction issues a final, non-appealable judgment determining that the Company and Metropolitan are obligated to consummate the Merger but have failed to do so, or determining that the Company and Metropolitan failed to use their reasonable best efforts to take all actions necessary to cause certain closing conditions to be satisfied, Metropolitan is obligated to return to Tower $30 million of the Series A Preferred Stock.

      Immediately prior to the execution of the Revised Merger Agreement and consummation of the Series A Stock Purchase Agreement, the Company and Crescent executed the amended and restated operating agreement of Metropolitan (the "Metropolitan Operating Agreement") pursuant to which Crescent agreed to purchase a convertible preferred membership interest (the "Preferred
Interest") in Metropolitan for an aggregate purchase price of $85 million.
Ten million dollars of the purchase price was paid by Crescent to Metropolitan upon execution of the Metropolitan Operating Agreement to acquire the Tower Preferred Stock and the remaining portion is payable prior to the closing of the Merger and is expected to be used to fund a portion of the cash merger consideration. Upon closing of the Merger, Crescent's investment will accrue distributions at a rate of 7.5% per annum for a two-year period and may be redeemed by Metropolitan at any time during that period for $85 million, plus an amount sufficient to provide a 9.5% internal rate of return. If Metropolitan does not redeem the preferred interest, upon the expiration of the two-year period, Crescent must convert its interest into either (i) a common membership interest in Metropolitan or (ii) shares of the Company's common stock at a conversion price of $24.61.

      In connection with the revised transaction, Tower, the Company and Crescent have exchanged mutual releases for any claims relating to the Initial Merger Agreement.

      The Company has engaged brokers to, and anticipates that it will, dispose of the Tower properties located outside of the New York City metropolitan area. In addition, the Company, Tower and a third party have reached an agreement for the third party to purchase four of Tower's New York City properties for approximately $85 million shortly prior to the completion of the merger.

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


Item 2.         Properties

General

      As of December 31, 1998, the Company owned 204 Properties (including two joint venture office properties but excluding the Dominion Venture properties) encompassing approximately 21.0 million square feet. These properties consist of 73 Class A suburban Office Properties encompassing approximately 10.1 million square feet, 129 Industrial Properties encompassing approximately
10.8 million rentable square feet and two free-standing 10,000 square foot retail properties. The rentable square feet of each property has been determined for these purposes based on the aggregate leased square footage specified in currently effective leases and, with respect to vacant space, management's estimate. In addition, as of December 31, 1998, the Company owned or had contracted to acquire approximately 980 acres of land in 18 separate parcels that may present future development opportunities.

      Reckson has historically emphasized the development and acquisition of properties that are part of large scale office and industrial parks and approximately 70% of the Office Properties and approximately 49% of the Industrial Properties (excluding the RMI properties) are located in such parks (measured by rentable square footage). The Company believes that owning properties in planned office and industrial parks provides certain strategic advantages, including the following: (i) certain tenants prefer being located in a park with other high quality companies to enhance their corporate image,
(ii) parks afford tenants certain aesthetic amenities such as a common landscaping plan, standardization of signage and common dining and recreational facilities, (iii) tenants may expand (or contract) their business within a park, enabling them to centralize business functions and (iv) a park provides tenants with access to other tenants and may facilitate business relationships between tenants.

      Also, as of December 31, 1998, the Company had invested approximately $61.3 million in certain mortgage indebtedness encumbering four Class A Office Properties on Long Island, a 825,000 square foot Industrial Property located in New Jersey and a 400 acre parcel of land located in New Jersey. In addition, the Company has loaned approximately $17 million to its minority partner in Omni, its flagship Long Island Office Property, and effectively increased its economic interest in the property owning partnership.

      Set forth below is a summary of certain information relating to the Properties, categorized by office and industrial parks, as of December 31, 1998.

Office Properties

General. As of December 31, 1998, the Company owned or had an interest in 73 Class A suburban Office Properties that encompass approximately 10.1 million rentable square feet. As of December 31, 1998, these Office Properties were approximately 93.8% leased to 858 tenants.

      The Office Properties are Class A suburban office buildings and are well-located, well-maintained and professionally managed. In addition, these properties are modern with high finishes and achieve among the highest rent, occupancy and tenant retention rates within their sub-markets. Forty nine of the 73 Office Properties are located in the following 12 planned office parks: the 23 acre North Shore Atrium, the 32 acre Huntington Melville Corporate Center, the 50 acre Nassau West Corporate Center, the 29 acre Tarrytown Corporate Center, the 7 acre Landmark Square Office Complex, the 32 acre Executive Hill Office Park, the 76 acre Reckson Executive Park, the 11 acre University Square Office Complex, the 58 acre Summit at Valhalla, the 5 acre Mt. Pleasant Corporate Center, the 3.7 acre Stamford Towers Office Center, and the 26 acre Short Hills Office Complex. The buildings in these office parks offer a full array of amenities including health clubs, racquetball courts, sun decks, restaurants, computer controlled HVAC access systems and conference centers. Management believes that the location, quality of construction and amenities as well as the Company's reputation for providing a high level of tenant service have enabled the Company to attract and retain a national tenant base. The office tenants include national service companies, such as telecommunications firms, "Big Five" accounting firms, securities brokerage houses, insurance companies and health care providers.

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

      The following table sets forth certain information as of December 31, 1998 for each of the Office Properties.

                                                   Ownership
                                                   Interest
                                                   (Ground
                                       Company's   Lease                   Land      Number
                                       Percentage  Expiration  Year        Area      of
Property                               Ownership   Date) <F1>  Constructed (Acres)   Floors
                                      ----------- ----------- ----------- --------- ----------
Office Properties:
Huntington Melville Corporate Center,
  Melville, NY

395 North Service Rd                        100%   Leasehold        1988       7.5          4
                                                      (2081)
200 Broadhollow Rd.                         100%         Fee        1981       4.6          4
48 South Service Rd.                        100%         Fee        1986       7.3          4
35 Pinelawn Rd                              100%         Fee        1980       6.0          2
275 Broadhollow Rd                          100%         Fee        1970       5.8          4
1305 Old Walt Whitman Rd <F3>               100%         Fee    1998<F5>      18.1          3
                                                                          ---------
Total-Huntington Melville
Corporate Center <F4>                                                         49.3
                                                                          ---------

North Shore Atrium,
  Syosset, NY

6800 Jericho Turnpike
  (North Shore Atrium I)                    100%         Fee        1977      13.0          2
6900 Jericho Turnpike
  (North Shore Atrium II)                   100%         Fee        1982       5.0          4
                                                                          ---------
 Total-North Shore Atrium                                                     18.0
                                                                          ---------

Nassau West Corporate Center,
  Mitchel Field, NY

50 Charles Lindbergh Blvd.                         Leasehold
  (Nassau West Corporate Center II)         100%      (2082)        1984       9.1          6
60 Charles Lindbergh Blvd.                         Leasehold
  (Nassau West Corporate Center I)          100%      (2082)        1989       7.8          2
51 Charles Lindbergh Blvd..                        Leasehold
                                            100%      (2084)        1989       6.6          1
55 Charles Lindbergh Blvd.                         Leasehold
                                            100%      (2082)        1982      10.0          2
333 Earl Ovington Blvd. (The Omni)                 Leasehold
                                             60%      (2088)        1991      30.6         10
90 Merrick Ave                                     Leasehold
                                            100%      (2084)        1985      13.2          9

                                                                          ---------
Total-Nassau West Corporate Center                                            77.3
                                                                          ---------

Tarrytown Corp. Center
  Tarrytown, NY

505 White Plains Road                       100%         Fee        1974       1.4          2
520 White Plains Road                        60%     Fee<F6>        1981       6.8          6
555 White Plains Road                       100%         Fee        1972       4.2          5
560 White Plains Road                       100%         Fee        1980       4.0          6
580 White Plains Road                       100%         Fee        1977       6.1          6
660 White Plains Road                       100%         Fee        1983      10.9          6
                                                                          ---------
Total-Tarrytown Corporate Center                                              33.4
                                                                          ---------

Royal Executive Park,
  Rye Brook, NY

1 International Dr.                         100%         Fee        1983       N/A          3
2 International Dr.                         100%         Fee        1983       N/A          3
3 International Dr.                         100%         Fee        1983       N/A          3
4 International Dr.                         100%         Fee        1986       N/A          3
5 International Dr.                         100%         Fee        1986       N/A          3
6 International Dr.                         100%         Fee        1986       N/A          3
                                                                          ---------
 Total-Reckson Executive Park                                                 44.4
                                                                          ---------

Summit at Valhalla
  Valhalla, NY

  100 Summit Dr.                            100%         Fee        1988      11.3          4
  200 Summit Dr.                            100%         Fee        1990      18.0          4
  500 Summit Dr.                            100%         Fee        1986      29.1          4
                                                                          ---------
Total - Summit at Valhalla                                                    58.4
                                                                          ---------

Mt. Pleasant Corporate Center

  115/117 Stevens Ave.                      100%         Fee        1984       5.0          3
                                                                          ---------
Total - Mt Pleasant Corporate Center                                           5.0
                                                                          ---------

Landmark Square,
  Stamford, CT

One Landmark Square                         100%         Fee        1973       N/A         22
Two Landmark Square                         100%         Fee        1976       N/A          3
Three Landmark Square                       100%         Fee        1978       N/A          6
Four Landmark Square                        100%         Fee        1977       N/A          5
Five Landmark Square                        100%         Fee        1976       N/A          3
Six Landmark Square                         100%         Fee        1984       N/A         10
                                                                          ---------
 Total - Landmark Square                                                       7.2
                                                                          ---------

Stamford Towers
  Stamford, CT

  680 Washington Blvd.                      100%         Fee        1989       1.3         11
  750 Washington Blvd.                      100%         Fee        1989       2.4         11
                                                                          ---------
   Total-Stamford Towers                                                       3.7
                                                                          ---------

Stand-alone Long Island
Office Properties

400 Garden City Plaza
  Garden City, NY                           100%         Fee        1989       5.7          5
88 Duryea Rd.
  Melville, NY                              100%         Fee        1986       1.5          2
310 East Shore Rd.
  Great Neck, NY                            100%         Fee        1981       1.5          4
333 East Shore Rd.                                 Leasehold
  Great Neck, NY                            100%      (2030)        1976       1.5          2
520 Broadhollow Rd.
  Melville, NY                              100%         Fee        1978       7.0          1
1660 Walt Whitman Rd.
  Melville, NY                              100%         Fee        1980       6.5          1
125 Baylis Rd.
  Melville, NY                              100%         Fee        1980       8.2          2
150 Motor Parkway,
  Hauppauge, NY                             100%         Fee        1984      11.3          4
1979 Marcus Ave.
  Lake Success, NY                          100%         Fee        1987       8.6          4
                                                                          ---------
Total-Stand-alone Long Island
Office Properties                                                             51.8
                                                                          ---------

 Stand-alone Westchester Properties

155 White Plains Road,
  Tarrytown, NY                             100%         Fee        1963      13.2          2
235 Main Street,
  White Plains, NY                          100%         Fee   1974 <F5>       0.4          6
245 Main Street,
  White Plains, NY                          100%         Fee        1983       0.4          6
2 Church Street,
  Ossining, NY                              100%         Fee        1979       1.1          2
120 White Plains Rd.,
  Tarrytown, NY                             100%         Fee        1984       9.7          6
80 Grasslands
  Elmsford, NY                              100%         Fee        1989       4.9          3
360 Hamilton Avenue,
  White Plains, NY <F3>                     100%         Fee        1977       1.5         12
140 Grand Street
   White Plains, NY                         100%         Fee        1991       2.2          9
                                                                          ---------
Total Stand-alone Westchester
Office Properties<F4>                                                         33.4
                                                                          ---------

Executive Hill Office Park
   West Orange, NJ

100 Executive Dr                            100%         Fee        1978      10.1          3
200 Executive Dr                            100%         Fee        1980       8.2          4
300 Executive Dr                            100%         Fee        1984       8.7          4
10 Rooney Circle                            100%         Fee        1971       5.2          3
                                                                          ---------
 Total-Executive Hill Office Park                                             32.2
                                                                          ---------

University Square,
  Princeton, NJ

100 Campus Dr.                              100%         Fee        1987       N/A          1
104 Campus Dr.                              100%         Fee        1987       N/A          1
115 Campus Dr.                              100%         Fee        1987       N/A          1
                                                                          ---------
 Total University Square                                                      11.0
                                                                          ---------

Short Hills Office Complex
  Short Hills, NJ

101 West John F. Kennedy Parkway            100%         Fee        1981       9.0          6
101 East John F. Kennedy  Parkway           100%         Fee        1981       6.0          4
51 John F Kennedy Parkway                   100%         Fee        1988      11.0          5
                                                                          ---------
Total - Short Hills Office Complex                                            26.0
                                                                          ---------

 Stand-alone New Jersey Properties

1 Paragon Drive
  Montvale, NJ                              100%         Fee        1980      11.0          2
99 Cherry Hill Road
  Parsippany, NJ                            100%         Fee        1982       8.8          3
119 Cherry Hill Road
  Parsippany, NJ                            100%         Fee        1982       9.3          3
One Eagle Rock
  Hanover, NJ                               100%         Fee        1986      10.4          3
155 Passaic Ave.
  Fairfield, NJ                             100%         Fee        1984       3.6          4
3 University Plaza
  Hackensack, NJ                            100%         Fee        1985      10.6          6
1255 Broad Street
  Clifton, NJ <F3>                          100%         Fee        1968      11.1          2
                                                                          ---------
Total Stand-alone New Jersey
Properties <F4>                                                               64.8
                                                                          ---------
 Total-Office Properties <F4>                                                515.9
                                                                          =========

<F1>
Ground lease expirations assume exercise of renewal options by the lessee.
<F2>
Represents Base Rent of signed leases at December 31, 1998 adjusted for scheduled contractual increases during the 12 months ending December 31, 1999. Total Base Rent for these purposes reflects the effect of any lease expirations that occur during the 12-month period ending December 31, 1999. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.
<F3>
Property is currently under redevelopment.
<F4>
Percent leases excludes properties under development.
<F5>
Year renovated.
<F6>
The actual fee interest in 520 White Plains Road is held by the County of Westchester Industrial Development Agency. The fee interest in 520 White Plains Road may be acquired if the outstanding principal under certain loan agreements and annual basic installments are prepaid in full.


                                                                                Annual      Number
                                        Rentable                  Annual        Base Rent   of
                                        Square         Percent    Base Rent     Per Leased  Tenant
Property                                Feet           Leased     <F2>          Sq. Ft.     Leases
                                       -------------- ---------- ------------- ----------- ----------
Office Properties:
Huntington Melville Corporate Center,
  Melville, NY

395 North Service Rd                         187,393     100.0%    $4,473,934      $23.87          6

200 Broadhollow Rd.                           67,432      80.9%    $1,171,091      $21.48         10
48 South Service Rd.                         125,372      95.1%    $2,774,294      $23.26          7
35 Pinelawn Rd                               105,241      96.4%    $2,087,240      $20.58         25
275 Broadhollow Rd                           124,441      97.9%    $2,527,812      $20.74         20
1305 Old Walt Whitman Rd <F3>                167,400      54.0%    $1,057,370      $11.69          2
                                       --------------            -------------             ----------
Total-Huntington Melville
Corporate Center <F4>                        777,279      95.8%   $14,091,741      $20.88         70
                                       --------------            -------------             ----------

North Shore Atrium,
  Syosset, NY

6800 Jericho Turnpike
  (North Shore Atrium I)                     209,028      78.1%    $2,931,343      $17.96         37
6900 Jericho Turnpike
  (North Shore Atrium II)                    101,036      81.5%    $1,518,383      $18.44         12
                                       --------------            -------------             ----------
 Total-North Shore Atrium                    310,064      79.2%    $4,449,726      $18.12         49
                                       --------------            -------------             ----------

Nassau West Corporate Center,
  Mitchel Field, NY

50 Charles Lindbergh Blvd.
  (Nassau West Corporate Center II)          211,845     100.0%    $4,939,446      $23.15         22
60 Charles Lindbergh Blvd.
  (Nassau West Corporate Center I)           186,889     100.0%    $3,892,949      $20.79          7
51 Charles Lindbergh Blvd..                  108,000     100.0%    $2,064,081      $19.11          1

55 Charles Lindbergh Blvd.                   214,581     100.0%    $2,483,483      $11.57          2

333 Earl Ovington Blvd. (The Omni)           575,000      96.8%   $15,623,699      $28.07         27

90 Merrick Ave.                              221,839     100.0%    $5,083,788      $22.54         22

                                       --------------            -------------             ----------
Total-Nassau West Corporate Center         1,518,154      99.2%   $34,087,446      $22.64         81
                                       --------------            -------------             ----------

Tarrytown Corp. Center
  Tarrytown, NY

505 White Plains Road                         26,468      96.3%      $434,549      $17.05         20
520 White Plains Road                        171,761     100.0%    $3,192,362      $18.59          1
555 White Plains Road                        121,585      56.7%    $1,035,561      $15.01          6
560 White Plains Road                        126,741      99.0%    $2,304,411      $18.40         15
580 White Plains Road                        170,726      78.6%    $2,533,944      $18.89         19
660 White Plains Road                        258,715      92.9%    $4,878,054      $20.30         46
                                       --------------            -------------             ----------
 Total-Tarrytown   Corporate Center          875,726      87.5%   $14,378,881      $18.77        107
                                       --------------            -------------             ----------

Royal Executive Park,
  Rye Brook, NY

1 International Dr.                           90,000     100.0%    $1,170,000      $13.00          1
2 International Dr.                           90,000     100.0%    $1,170,000      $13.00          1
3 International Dr.                           91,174     100.0%    $1,822,063      $19.98          5
4 International Dr.                           86,694     100.0%    $1,578,818      $18.20         10
5 International Dr.                           90,000     100.0%    $2,416,482      $26.85          1
6 International Dr.                           94,016     100.0%    $1,567,129      $16.67          8
                                       --------------            -------------             ----------
 Total-Reckson Executive Park                541,884     100.0%    $9,724,492      $17.94         26
                                       --------------            -------------             ----------

Summit at Valhalla
  Valhalla, NY

  100 Summit Dr.                             249,551      99.0%    $5,975,322      $24.19          7
  200 Summit Dr.                             240,834      85.9%    $4,975,008      $24.05         12
  500 Summit Dr.                             208,660     100.0%    $5,633,820      $27.00          1
                                       --------------            -------------             ----------
Total - Summit at Valhalla                   699,045      94.8%   $16,584,150      $25.03         20
                                       --------------            -------------             ----------

Mt. Pleasant Corporate Center

  115/117 Stevens Ave.                       162,004      96.5%    $3,028,227      $19.36         17
                                       --------------            -------------             ----------
Total - Mt Pleasant Corporate Center         162,004      96.5%    $3,028,227      $19.36         17
                                       --------------            -------------             ----------

Landmark Square,
  Stamford, CT

One Landmark Square                          296,716      86.6%    $5,720,613      $22.26         59
Two Landmark Square                           39,701      81.8%      $692,342      $21.31          9
Three Landmark Square                        128,286      89.5%    $2,630,895      $22.91         21
Four Landmark Square                         104,446      89.9%    $2,141,460      $22.81         16
Five Landmark Square                          57,273      87.7%      $175,000       $3.48          1
Six Landmark Square                          171,899      96.5%    $3,819,304      $23.03          7
                                       --------------            -------------             ----------
 Total - Landmark Square                     798,321      89.5%   $15,179,614      $21.25        113
                                       --------------            -------------             ----------

Stamford Towers
  Stamford, CT

  680 Washington Blvd.                       132,759      85.7%    $2,477,251      $21.78          5
  750 Washington Blvd.                       192,108      95.8%    $4,363,747      $23.70         10
                                       --------------            -------------             ----------
   Total-Stamford Towers                     324,867      91.7%    $6,840,998      $22.97         15
                                       --------------            -------------             ----------

Stand-alone Long Island
Office Properties

400 Garden City Plaza
  Garden City, NY                            176,073      87.4%    $3,557,257      $23.10         23
88 Duryea Rd.
  Melville, NY                                25,061      79.6%      $354,022      $17.75          3
310 East Shore Rd.
  Great Neck, NY                              50,000     100.0%    $1,207,228      $24.09         21
333 East Shore Rd.
  Great Neck, NY                              17,715      99.6%      $483,726      $27.41          9
520 Broadhollow Rd.
  Melville, NY                                83,176     100.0%    $1,520,471      $18.28          5
1660 Walt Whitman Rd.
  Melville, NY                                73,115      91.2%    $1,234,445      $18.52          4
125 Baylis Rd.
  Melville, NY                                98,329      64.4%    $1,106,006      $17.48         12
150 Motor Parkway,
  Hauppauge, NY                              191,447      94.2%    $3,730,513      $20.69         24
1979 Marcus Ave.
  Lake Success, NY                           351,000      78.8%    $5,330,079      $19.26         25
                                       --------------            -------------             ----------
Total-Stand-alone Long Island
Office Properties                          1,065,916      85.5%   $18,523,747      $20.32        126
                                       --------------            -------------             ----------

 Stand-alone Westchester Properties

155 White Plains Road,
  Tarrytown, NY                               60,909      95.6%    $1,114,080      $19.13          6
235 Main Street,
  White Plains, NY                            83,237      94.4%    $1,404,396      $17.87         29
245 Main Street,
  White Plains, NY                            73,543      92.0%    $1,340,432      $19.81         17
2 Church Street,
  Ossining, NY                                24,250      60.6%      $218,745      $14.89          4
120 White Plains Rd.,
  Tarrytown, NY                              203,000     100.0%    $4,445,022      $21.86         12
80 Grasslands
  Elmsford, NY                                85,104      99.3%    $1,609,730      $19.04          6
360 Hamilton Avenue,
  White Plains, NY <F3>                      365,000       0.0%            $0       $0.00          0
140 Grand Street
   White Plains, NY                          130,136      93.0%    $2,673,200      $22.10         17
                                       --------------            -------------             ----------
Total Stand-alone Westchester
Office Properties<F4>                      1,025,179      95.9%   $12,805,605      $20.39         91
                                       --------------            -------------             ----------

Executive Hill Office Park
   West Orange, NJ

100 Executive Dr                              92,872     100.0%    $1,778,542      $19.15         12
200 Executive Dr                             102,630      96.5%    $2,029,480      $20.50         18
300 Executive Dr                             126,196     100.0%    $2,568,559      $20.32         11
10 Rooney Circle                              69,684     100.0%    $1,406,904      $20.19          2
                                       --------------            -------------             ----------
 Total-Executive Hill Office Park            391,382      99.1%    $7,783,485      $20.06         43
                                       --------------            -------------             ----------

University Square,
  Princeton, NJ

100 Campus Dr.                                27,350      99.7%      $428,715      $15.73          2
104 Campus Dr.                                70,155     100.0%    $1,140,019      $16.25          1
115 Campus Dr.                                33,600     100.0%      $602,144      $17.92          2
                                       --------------            -------------             ----------
 Total University Square                     131,105      99.9%    $2,170,878      $16.57          5
                                       --------------            -------------             ----------

Short Hills Office Complex
  Short Hills, NJ

101 West John F. Kennedy Parkway             185,233     100.0%    $2,963,728      $16.00          1
101 East John F. Kennedy  Parkway            122,841     100.0%    $1,965,456      $16.00          1
51 John F Kennedy Parkway                    248,962      97.1%    $7,911,179      $32.72         15
                                       --------------            -------------             ----------
Total - Short Hills Office Complex           557,036      98.7%   $12,840,363      $23.35         17
                                       --------------            -------------             ----------

 Stand-alone New Jersey Properties

1 Paragon Drive
  Montvale, NJ                               104,599      88.3%    $1,963,502      $21.25         14
99 Cherry Hill Road
  Parsippany, NJ                              93,250      97.5%    $1,202,632      $13.23         16
119 Cherry Hill Road
  Parsippany, NJ                              95,724      97.1%    $1,393,181      $14.99         16
One Eagle Rock
  Hanover, NJ                                140,000      98.1%    $1,879,371      $13.68          6
155 Passaic Ave.
  Fairfield, NJ                               84,500      99.0%      $872,602      $10.43          3
3 University Plaza
  Hackensack, NJ                             216,403      98.3%    $3,889,398      $18.28         22
1255 Broad Street
  Clifton, NJ <F3>                           180,000      34.5%      $951,096      $15.33          1
                                       --------------            -------------             ----------
Total Stand-alone New Jersey
Properties <F4>                              914,476      96.7%   $12,151,782      $15.74         78
                                       --------------            -------------             ----------
 Total-Office Properties <F4>             10,092,438      93.8%   $184,641,135     $20.64        858
                                       ==============            =============             ==========

<F1>
Ground lease expirations assume exercise of renewal options by the lessee.
<F2>
Represents Base Rent of signed leases at December 31, 1998 adjusted for scheduled contractual increases during the 12 months ending December 31, 1999. Total Base Rent for these purposes reflects the effect of any lease expirations that occur during the 12-month period ending December 31, 1999. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.
<F3>
Property is currently under redevelopment.
<F4>
Percent leases excludes properties under development.
<F5>
Year renovated.
<F6>
The actual fee interest in 520 White Plains Road is held by the County of Westchester Industrial Development Agency. The fee interest in 520 White Plains Road may be acquired if the outstanding principal under certain loan agreements and annual basic installments are prepaid in full.

Industrial Properties

     General. As of December 31, 1998, the Company owned or had an interest in 129 Industrial Properties that encompass approximately 10.8 million rentable square feet. As of December 31, 1998, the Industrial Properties were approximately 96.9% leased to 281 tenants. Many of the Industrial Properties have been constructed with high ceiling heights (i.e., above 18 feet), upscale office building facades, parking in excess of zoning requirements, drive-in and/or loading dock facilities and other features which permit them to be leased for industrial and/or office purposes.

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

     Approximately 49% of the Industrial Properties (excluding the Morris Companies) measured by square footage, are located in three large scale planned industrial parks that were developed by Reckson. They are (i) Vanderbilt Industrial Park, a 400-acre industrial park containing 50 buildings with approximately 3.6 million square feet.(ii) Airport International Plaza a 200-acre industrial park containing 32 buildings with approximately 1.4 million square feet, and (iii) County Line Industrial Center, a 28-acre industrial park containing six buildings and approximately one million square feet.

     In addition to its industrial parks, as of December 31, 1998, the Company owned 36 standalone Industrial Properties. As of December 31, 1998, these Properties were approximately 98% leased (excluding properties under development) to 68 tenants. Included in the 36 standalone Industrial Properties are 24 Properties located on Long Island encompassing approximately
2.0 million square feet, of which 35% are located in Farmingdale, 13% are located in Melville, 11% are located in Islip/Islandia and 10% are located in Hauppauge.

     The following table sets forth certain information as of December 31, 1998 for each of the Industrial Properties.

                                            Ownership                                         Percentage
                                            Interest                                          Office/
                                            (Ground                                           Research
                                Company's   Lease                        Land    Clearance    and
                                Percentage  Expiration      Year         Area    Height       Development
Property                        Ownership   Date)           Constructed  (Acres) (Feet)<F1>   Finish
                               ----------- --------------- ------------ ------- ------------ -------------
 Industrial Properties:

Vanderbilt Industrial  Park,
  Hauppauge, NY

360 Vanderbilt Motor Parkway         100%        Fee              1967     4.2           16           62%
410 Vanderbilt Motor Parkway         100%        Fee              1965     3.0           15            7%
595 Old Willets Path                 100%        Fee              1968     3.5           14           14%
611 Old Willets Path                 100%        Fee              1963     3.0           14           11%
631/641 Old Willets Path             100%        Fee              1965     1.9           14           31%
651/661 Old Willets Path             100%        Fee              1966     2.0           14           45%
681 Old Willets Path                 100%        Fee              1961     1.3           14           10%
740 Old Willets Path                 100%        Fee              1965     3.5           14            5%
325 Rabro Dr.                        100%        Fee              1967     2.7           14           10%
250 Kennedy Dr.                      100%        Fee              1979     7.0           16            9%
90 Plant Ave.                        100%        Fee              1972     4.3           16           13%
110 Plant Ave.                       100%        Fee              1974     6.8           18            8%
55 Engineers Rd.                     100%        Fee              1968     3.0           18            8%
65 Engineers Rd.                     100%        Fee              1969     1.8           22           10%
85 Engineers Rd.                     100%        Fee              1968     2.3           18            5%
100 Engineers Rd.                    100%        Fee              1968     5.0           14           11%
150 Engineers Rd.                    100%        Fee              1969     6.8           22           11%
20 Oser Ave.                         100%        Fee              1979     5.0           16           18%
30 Oser Ave.                         100%        Fee              1978     4.4           16           21%
40 Oser Ave.                         100%        Fee              1974     3.1           16           33%
50 Oser Ave.                         100%        Fee              1975     4.1           21           15%
60 Oser Ave.                         100%        Fee              1975     3.3           21           19%
63 Oser Ave.                         100%        Fee              1974     1.2           20            9%
65 Oser Ave.                         100%        Fee              1975     1.2           18           10%
73 Oser Ave.                         100%        Fee              1974     1.2           20           15%
80 Oser Ave.                         100%        Fee              1974     1.1           18           25%
85 Nicon Ct.                         100%        Fee              1978     6.1           30           10%
90 Oser Ave.                         100%        Fee              1973     1.1           16           26%
104 Parkway Dr.                      100%        Fee              1985     1.8           15           50%
110 Ricefield Ln.                    100%        Fee              1980     2.0           15           25%
120 Ricefield Ln.                    100%        Fee              1983     2.0           15           24%
125 Ricefield Ln.                    100%        Fee              1973     2.0           14           20%
135 Ricefield Ln.                    100%        Fee              1981     2.1           15           10%
85 Adams Dr.                         100%        Fee              1980     1.8           15           90%
395 Oser Ave                         100%        Fee              1980     6.1           14          100%
185 Oser Ave                         100%        Fee              1974     2.0           18           40%
25 Davids Dr.                        100%        Fee              1975     3.2           20           90%
45 Adams Ave                         100%        Fee              1979     2.1           18           90%
225 Oser Ave                         100%        Fee              1977     1.2           14           80%
180 Oser Ave                         100%        Fee              1978     3.4           16           35%
360 Oser Ave                         100%        Fee              1981     1.3           18           35%
400 Oser Ave                         100%        Fee              1982     9.5           16           30%
375 Oser Ave                         100%        Fee              1981     1.2           18           40%
425 Rabro Drive                      100%        Fee              1980     4.0           16           25%
390 Motor Parkway                    100%        Fee              1980    10.0           14            4%
600 Old Willets Path                 100%        Fee              1965     4.5           14           25%
400 Moreland Road <F3>               100%        Fee              1967     6.3           17           10%
                                                                        -------
 Total Vanderbilt
 Industrial Park <F4>                                                    160.4
                                                                        -------

Airport International Plaza,
  Islip, NY

20 Orville Dr.                       100%        Fee              1978     1.0           16           50%
25 Orville Dr.                       100%        Fee              1970     2.2           16          100%
50 Orville Dr.                       100%        Fee              1976     1.6           15           20%
65 Orville Dr.                       100%        Fee              1971     2.2           14           13%
70 Orville Dr.                       100%        Fee              1975     2.3           22            7%
80 Orville Dr.                       100%        Fee              1988     6.5           16           21%
85 Orville Dr.                       100%        Fee              1974     1.9           14           20%
95 Orville Dr.                       100%        Fee              1974     1.8           14           10%
110 Orville Dr.                      100%        Fee              1979     6.4           24           15%
180 Orville Dr.                      100%        Fee              1982     2.3           16           18%
1101 Lakeland Ave.                   100%        Fee              1983     4.9           20            8%
1385 Lakeland Ave.                   100%        Fee              1973     2.4           16           18%
125 Wilbur Place                     100%        Fee              1977     4.0           16           31%
140 Wilbur Place                     100%        Fee              1973     3.1           20           37%
160 Wilbur Place                     100%        Fee              1978     3.9           16           30%
170 Wilbur Place                     100%        Fee              1979     4.9           16           28%
4040 Veterans Highway                100%        Fee              1972     1.0           14          100%
120 Wilbur Place                     100%        Fee              1972     2.8           16           15%
2004 Orville Dr                      100%        Fee              1998     7.4           24           20%
                                                                        -------
Total Airport International Plaza                                         62.6
                                                                        -------
County Line Industrial Center,
  Melville, NY

5 Hub Dr.                            100%        Fee              1979     6.9           20           20%
10 Hub Dr.                           100%        Fee              1975     6.6           20           15%
30 Hub Drive                         100%        Fee              1976     5.1           20           18%
265 Spagnoli Rd.                     100%        Fee              1978     6.0           20           28%
                                                                        -------
 Total County Line Industrial  Center                                     24.6
                                                                        -------

Standalone Long Island
  Industrial Properties

32 Windsor Pl.,
  Islip, NY                          100%        Fee              1971     2.5           18           10%
42 Windsor Pl.,
  Islip, NY                          100%        Fee              1972     2.4           18            8%
208 Blydenburgh Rd.,
  Islandia, NY                       100%        Fee              1969     2.4           14           17%
210 Blydenburgh Rd.,
  Islandia, NY                       100%        Fee              1969     1.2           14           16%
71 Hoffman Ln.,
  Islandia, NY                       100%        Fee              1970     5.8           16           10%
135 Fell Ct.,
  Islip, NY                          100%        Fee              1965     3.2           16           20%
                                                                        -------
Subtotal Islip/Islandia                                                   17.5
                                                                        -------

 70 Schmitt Boulevard,
  Farmingdale, NY                    100%        Fee              1975     4.4           18           10%
105 Price Parkway,
  Farmingdale, NY                    100%        Fee              1969    12.0           26          8.5%
110 BI County Blvd.,
  Farmingdale, NY                    100%        Fee              1984     9.5           19           45%
                                                                        -------
Subtotal Farmingdale                                                      25.9
                                                                        -------

 70 Maxess Rd,
  Melville, NY                       100%        Fee              1969     9.3           15           38%
20 Melville Park Rd,
  Melville, NY                       100%        Fee              1965     4.0           23           66%
45 Melville Park Drive,
  Melville, NY                       100%        Fee              1998     4.2           24           22%
65 Marcus Drive
  Melville, NY                       100%        Fee              1968     5.0           16           50%
333 Smith St <F3>
  Melville, NY                       100%        Fee              1967     7.1           22           95%
                                                                        -------
Subtotal Melville <F4>                                                    29.6
                                                                        -------

300 Motor Parkway,
  Hauppauge, NY                      100%        Fee              1979     4.2           14          100%
1516 Motor Parkway,
  Hauppauge, NY                      100%        Fee              1981     7.9           24            5%
                                                                        -------
Subtotal Hauppauge                                                        12.1
                                                                        -------

933 Motor Parkway,
  Smithtown, NY                      100%        Fee              1973     5.6           20           26%
65 S. Service Rd. ,
  Plainview, NY<F5>                  100%        Fee              1961     1.6           14           10%
85 S. Service Rd.,
  Plainview, NY                      100%        Fee              1961     1.6           14           60%
19 Nicholas Drive,
  Yaphank, NY <F6>                   100%        Fee              1989    29.6           24            5%
48 Harbor Park Dr.,
  Port Washington, NY                100%        Fee              1976     2.7           16          100%
110 Marcus Drive,
  Huntington, NY                     100%        Fee              1980     6.1           20           39%
35 Engle St., <F3>
  Hicksville, NY                     100% Leasehold<F7>           1966     4.0           24            8%
100 Andrews,
  Hicksville, NY                     100%        Fee              1954    11.7           25           12%
                                                                        -------
Total Standalone Long Island
Industrial Properties <F4>                                                62.9
                                                                        -------

Standalone Westchester Industrial
  Properties

100 Grasslands Rd., <F3>             100%        Fee              1964     3.6           16          100%
  Elmsford, NY
2 Macy Rd.,                          100%        Fee              1962     5.7           16          100%
  Harrison, NY
500 Saw Mill Rd.,                    100%        Fee              1968     7.3           22           17%
  Elmsford, NY
                                                                        -------
Total Standalone Westchester
Industrial Properties                                                     16.6
                                                                        -------

Standalone New Jersey Industrial
Properties

40 Cragwood Rd,
  South Plainfield, NJ               100%        Fee              1965    13.5           16           49%
400 Cabot Dr.,
  Hamilton Township, NJ              100%        Fee              1989    44.8           30           10%
100 Forge Way,
  Rockaway, NJ                       100%        Fee              1986     3.5           24           12%
200 Forge Way,
  Rockaway, NJ                       100%        Fee              1989    12.7           28           23%
300 Forge Way,
  Rockaway, NJ                       100%        Fee              1989     4.2           24           37%
400 Forge Way,
  Rockaway, NJ                       100%        Fee              1989    12.8           28           20%
5 Henderson Dr.,
  West Caldwell, NJ                  100%        Fee              1967    15.2           14           10%
492 River Rd, <F3>
  Nutley, NJ                         100%        Fee              1952    17.3           13          100%
                                                                        -------
Total New Jersey Standalone
Industrial Properties <F4>                                               124.0
                                                                        -------
Standalone Connecticut Industrial
Property

710 Bridgeport,
  Shelton, CT                        100%        Fee         1971-1979    36.1           22           30%
                                                                        -------
Total Connecticut Standalone
Industrial Property                                                       36.1
                                                                        -------
Reckson Morris  Industrial Trust

200 Carter Dr.,
  Edison, NJ                        71.8%        Fee              1988     7.7           24           11%
118 Moonachie Ave,
  Carlstadt, NJ                     71.8%        Fee              1989    11.0           24            8%
24 Abeel Rd,
  Cranbury, NJ                      71.8%        Fee              1979     3.2           24            8%
275 / 285 Pierce St,
  Franklin, NJ                      71.8%        Fee              1988     6.9           24            7%
301 / 321 Herrod Blvd. So.
  Brunswick, NJ                     71.8%        Fee              1991    39.5           26            1%
1 Nixon Ln,
  Edison, NJ                        71.8%        Fee              1988    10.8           24            9%
18 Madison Rd.
  Fairfield, NJ                     71.8%        Fee              1979     1.2           22           28%
200 / 250 Kennedy Dr.,
  Sayerville, NJ                    71.8%        Fee              1988     7.9           24            9%
24 Madison Rd. Fairfield,
  Fairfield, NJ                     71.8%        Fee              1980     2.5           24           18%
243 St. Nicholas Ave, So.
  Plainfield, NJ                    71.8%        Fee              1974     1.0           20            8%
26 Madison Rd.,
  Fairfield, NJ                     71.8%        Fee              1980     2.1           24           11%
300 / 350 Kennedy Dr.,
  Sayerville, NJ                    71.8%        Fee              1988     9.7           24            3%
309 Kennedy Dr.,
  Sayerville, NJ                    71.8%        Fee              1996    11.6           30           20%
34 Englehard Dr.,
 Cranbury, NJ                       71.8%        Fee              1982    12.0           24            6%
409 Kennedy Dr.,
  Sayerville, NJ                    71.8%        Fee              1996    14.9           30           20%
535 Secaucus Rd.,
  Secaucus, NJ                      71.8%        Fee              1979     4.4           24           27%
55 Carter Dr.,
  Edison, NJ                        71.8%        Fee              1987     5.0           24           20%
22 Madison Rd.,
  Fairfield, NJ                     71.8%        Fee              1980     3.5           24           23%
135 Fieldcrest Dr.,
  Edison, NJ                        71.8%        Fee              1980     3.7           24            5%
Mount Ebo Corporate Park
 Brewster, NY                       71.8%        Fee              1978    11.4           18           10%
30 Stultz Rd., <F3>
  Brunswick, NJ                     71.8%        Fee              1978    12.6           18           10%
Industrial Ave.,
  Teterboro, NJ                     71.8%        Fee              1998    15.3           32           10%
6 Johanna Ct., <F3>
  East Brunswick, NJ                71.8%        Fee              1978    18.4           18           10%
                                                                        -------
Total Reckson Morris
Industrial Trust <F4>                                                    216.3
                                                                        -------
Total Industrial Properties <F4>                                         788.6
                                                                        =======

<F1>
Calculated as the difference from the lowest beam to floor.
<F2>
Represents Base Rent of signed leases at December 31, 1998 adjusted for scheduled contractual increases during the 12 months ending December 31, 1999. Total Base Rent for these purposes reflects the effect of any lease expirations that occur during the 12 month period ending December 31, 1999. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.
<F3>
Property under redevelopment.
<F4>
Percent leased excludes properties under redevelopment.
<F5>
A tenant has been granted an option exercisable after April 30, 1997 and prior to October 31, 2002 to purchase this property for $600,000.
<F6>
The actual fee interest in 19 Nicholas Drive is currently held by the Town of Brookhaven Industrial Development Agency. The Company may acquire such fee interest by making a nominal payment to the Town of Brookhaven Industrial Development Agency.
<F7>
The Company has entered into a 20 year lease agreement in which it has the right to sublease the premises.


                                                                   Annual       Number
                                Rentable               Annual      Base Rent    of
                                Square       Percent   Base        Per Leased   Tenant
Property                        Feet         Leased    Rent <F2>   Sq. Ft.     Leases
                               ------------ ---------- ----------- ------------ ---------
 Industrial Properties:

Vanderbilt Industrial  Park,
  Hauppauge, NY

360 Vanderbilt Motor Parkway        54,000     100.0%    $232,200        $4.30         1
410 Vanderbilt Motor Parkway        41,784     100.0%    $203,113        $4.86         4
595 Old Willets Path                31,670      84.5%    $121,355        $4.53         3
611 Old Willets Path                20,000     100.0%    $142,809        $7.14         2
631/641 Old Willets Path            25,000     100.0%    $157,143        $6.29         4
651/661 Old Willets Path            25,000     100.0%    $165,278        $6.61         7
681 Old Willets Path                15,000     100.0%     $94,688        $6.31         1
740 Old Willets Path                30,000     100.0%     $29,670         $.99         1
325 Rabro Dr.                       35,000     100.0%    $206,909        $5.83         2
250 Kennedy Dr.                    127,980     100.0%    $455,298        $3.56         1
90 Plant Ave.                       75,000     100.0%    $384,836        $5.14         3
110 Plant Ave.                     125,000     100.0%    $540,000        $4.32         1
55 Engineers Rd.                    36,000     100.0%    $193,945        $5.39         1
65 Engineers Rd.                    23,000     100.0%    $131,474        $5.72         1
85 Engineers Rd.                    40,800     100.0%     $91,176        $2.23         2
100 Engineers Rd.                   88,000     100.0%    $366,279        $4.16         1
150 Engineers Rd.                  135,000     100.0%    $398,580        $2.95         1
20 Oser Ave.                        42,000      98.7%    $334,151        $8.06         2
30 Oser Ave.                        42,000     100.0%    $249,676        $5.94         5
40 Oser Ave.                        59,800     100.0%    $357,683        $5.96        13
50 Oser Ave.                        60,000     100.0%    $240,000        $4.00         1
60 Oser Ave.                        48,000     100.0%    $192,000        $4.00         1
63 Oser Ave.                        22,000     100.0%    $108,506        $4.93         1
65 Oser Ave.                        20,000     100.0%     $97,284        $4.86         1
73 Oser Ave.                        20,000     100.0%    $122,720        $6.14         1
80 Oser Ave.                        19,500     100.0%     $64,356        $3.30         1
85 Nicon Ct.                       104,000     100.0%    $485,621        $4.67         1
90 Oser Ave.                        37,500     100.0%    $123,756        $3.30         1
104 Parkway Dr.                     27,600     100.0%    $191,434        $6.94         1
110 Ricefield Ln.                   32,264     100.0%    $155,168        $4.81         1
120 Ricefield Ln.                   33,060     100.0%    $168,000        $5.08         1
125 Ricefield Ln.                   30,495     100.0%    $193,539        $6.35         1
135 Ricefield Ln.                   32,340     100.0%    $198,507        $6.14         1
85 Adams Dr.                        20,000      100.0%   $260,000       $13.00         1
395 Oser Ave                        50,000      100.0%   $417,285        $8.43         1
185 Oser Ave                        30,000      100.0%   $208,430        $6.95         1
25 Davids Dr.                       40,000      100.0%   $313,978        $7.85         1
45 Adams Ave                        28,000      100.0%   $136,461        $4.87         1
225 Oser Ave                        10,000      100.0%    $33,125        $3.31         2
180 Oser Ave                        61,868       88.0%   $341,070        $6.26         8
360 Oser Ave                        23,000      100.0%   $128,800        $5.60         1
400 Oser Ave                       164,936       76.4%   $746,201        $5.92        22
375 Oser Ave                        20,000      100.0%   $142,740        $7.14         1
425 Rabro Drive                     65,641      100.0%   $586,080        $9.00         1
390 Motor Parkway                  181,155      45.5%    $300,947        $3.65         2
600 Old Willets Path                69,627      100.0%   $255,398        $3.67         1
400 Moreland Road <F3>              56,875       0.00%         $0           $0         0
                               ------------            -----------              ---------
 Total Vanderbilt
 Industrial Park <F4>            2,379,895      93.5%   $11,067,669      $5.10       112
                               ------------            -----------              ---------

Airport International Plaza,
  Islip, NY

20 Orville Dr.                      12,852     100.0%     $20,785        $1.62         1
25 Orville Dr.                      32,300     100.0%    $460,067       $13.67         2
50 Orville Dr.                      28,000      73.5%    $192,290        $9.35         2
65 Orville Dr.                      32,000     100.0%    $165,894        $5.18         2
70 Orville Dr.                      41,508     100.0%    $315,242        $7.59         2
80 Orville Dr.                      92,544     100.0%    $611,454        $6.61         9
85 Orville Dr.                      25,000     100.0%          $0           $0         0
95 Orville Dr.                      25,000     100.0%    $131,750        $5.27         1
110 Orville Dr.                    110,000     100.0%    $649,733        $5.91         1
180 Orville Dr.                     37,612     100.0%    $222,733        $5.92         2
1101 Lakeland Ave.                  90,411     100.0%    $534,205        $5.91         1
1385 Lakeland Ave.                  35,000     100.0%    $153,484        $4.39         3
125 Wilbur Place                    62,686      87.1%    $285,546        $5.23        12
140 Wilbur Place                    48,500     100.0%    $231,821        $4.78         2
160 Wilbur Place                    62,710     100.0%    $397,941        $6.35         6
170 Wilbur Place                    72,062      93.1%    $306,255        $4.57         7
4040 Veterans Highway                2,800     100.0%     $54,061       $19.31         1
120 Wilbur Place                    35,000      78.6%    $212,999        $7.75         3
2004 Orville Dr                    106,515     100.0%    $676,814        $6.35         1
                               ------------            -----------              ---------
Total Airport International
Plaza                              952,500      93.2%   $5,623,074       $6.24        58
                               ------------            -----------              ---------
County Line Industrial Center,
  Melville, NY

5 Hub Dr.                           88,001     100.0%    $495,704        $5.63         2
10 Hub Dr.                          95,546      68.8%    $348,394        $5.30         3
30 Hub Drive                        73,127     100.0%    $388,913        $5.32         2
265 Spagnoli Rd.                    85,500     100.0%    $608,774        $7.12         3
                               ------------            -----------              ---------
Total County Line Industrial
Center                             342,174     100.0%   $1,841,785       $5.89        10
                               ------------            -----------              ---------

Standalone Long Island
  Industrial Properties

32 Windsor Pl.,
  Islip, NY                         43,000     100.0%    $133,253        $3.10         1
42 Windsor Pl.,
  Islip, NY                         65,000     100.0%    $226,057        $3.48         1
208 Blydenburgh Rd.,
  Islandia, NY                      24,000     100.0%    $117,970        $4.92         4
210 Blydenburgh Rd.,
  Islandia, NY                      20,000     100.0%    $106,480        $5.32         2
71 Hoffman Ln.,
  Islandia, NY                      30,400     100.0%    $173,134        $5.70         1
135 Fell Ct.,
  Islip, NY                         30,000     100.0%    $222,750        $7.43         1
                               ------------            -----------              ---------
Subtotal Islip/Islandia            212,400     100.0%   $979,644         $4.61        10
                               ------------            -----------              ---------

 70 Schmitt Boulevard,
  Farmingdale, NY                   76,312     100.0%    $188,113        $2.47         1
105 Price Parkway,
  Farmingdale, NY                  297,000     100.0%   $1,348,072       $4.54         1
110 BI County Blvd.,
  Farmingdale, NY                  147,303      100.0%  $1,314,179       $8.93        12
                               ------------            -----------              ---------
Subtotal Farmingdale               520,615     100.0%   $2,850,364       $5.48        14
                               ------------            -----------              ---------

 70 Maxess Rd,
  Melville, NY                      78,000     100.0%    $640,590        $8.15         1
20 Melville Park Rd,
  Melville, NY                      67,922     100.0%    $378,063        $5.57         1
45 Melville Park Drive,
  Melville, NY                      40,247      100.0%   $519,656       $12.91         1
65 Marcus Drive
  Melville, NY                      60,000      100.0%   $570,648        $9.51         1
333 Smith St <F3>
  Melville, NY                     165,000       0.0%          $0           $0         0
                               ------------            -----------              ---------
Subtotal Melville <F4>             411,169     100.0%   $2,108,957       $8.55         4
                               ------------            -----------              ---------

300 Motor Parkway,
  Hauppauge, NY                     55,942      97.0%    $870,808       $16.05        10
1516 Motor Parkway,
  Hauppauge, NY                    140,000     100.0%    $861,583        $6.15         1
                               ------------            -----------              ---------
Subtotal Hauppauge                 195,942      95.0%   $1,732,391       $8.92        11
                               ------------            -----------              ---------

933 Motor Parkway,
  Smithtown, NY                     48,000     100.0%    $334,760        $6.97         1
65 S. Service Rd. ,
  Plainview, NY<F5>                 10,000     100.0%     $67,875        $6.79         1
85 S. Service Rd.,
  Plainview, NY                     20,000     100.0%    $132,547        $6.63         2
19 Nicholas Drive,
  Yaphank, NY <F6>                 145,000     100.0%    $302,575        $2.09         1
48 Harbor Park Dr.,
  Port Washington, NY               35,000     100.0%    $680,146       $19.43         1
110 Marcus Drive,
  Huntington, NY                    78,240     100.0%    $480,062        $6.14         1
35 Engle St., <F3> <F7>
  Hicksville, NY                   120,000        0.0%         $0           $0         0
100 Andrews,
  Hicksville, NY                   167,500       66.1%  $1,066,412       $6.36         2
                               ------------            -----------              ---------
Total Standalone Long Island
Industrial Properties <F4>         623,740      100.0%  $3,064,377       $6.08         9
                               ------------            -----------              ---------

Standalone Westchester Industrial
  Properties

100 Grasslands Rd., <F3>            45,000        0.0%         $0           $0         0
  Elmsford, NY
2 Macy Rd.,                         26,000      100.0%   $422,500       $16.25         1
  Harrison, NY
500 Saw Mill Rd.,                   92,000      100.0%   $828,000        $9.00         1
  Elmsford, NY
                               ------------            -----------              ---------
Total Standalone Westchester
Industrial Properties              163,000     100.0%   $1,250,500      $10.60         2
                               ------------            -----------              ---------

Standalone New Jersey Industrial
Properties

40 Cragwood Rd,
  South Plainfield, NJ             135,000      57.5%    $944,590       $12.16         3
400 Cabot Dr.,
  Hamilton Township, NJ            585,510     100.0%   $2,739,377       $4.68         1
100 Forge Way,
  Rockaway, NJ                      20,136     100.0%    $149,907        $7.44         6
200 Forge Way,
  Rockaway, NJ                      72,118     100.0%    $450,738        $6.25         2
300 Forge Way,
  Rockaway, NJ                      24,000     100.0%    $149,367        $6.17         2
400 Forge Way,
  Rockaway, NJ                      73,000     100.0%    $407,666        $5.58         2
5 Henderson Dr.,
  West Caldwell, NJ                210,000     100.0%    $453,750        $2.16         1
492 River Rd, <F3>
  Nutley, NJ                       128,000      0.00%          $0           $0         0
                               ------------            -----------              ---------
Total New Jersey Standalone
Industrial Properties <F4>       1,247,764      94.9%   $5,295,395       $4.98        17
                               ------------            -----------              ---------
Standalone Connecticut Industrial
Property

710 Bridgeport,
  Shelton, CT                      452,414     100.0%   $2,900,684       $6.41         2
                               ------------            -----------              ---------
Total Connecticut Standalone
Industrial Property                452,414     100.0%   $2,900,684       $6.41         2
                               ------------            -----------              ---------
Reckson Morris  Industrial Trust

200 Carter Dr.,
  Edison, NJ                       105,790     100.0%    $407,261        $3.85         2
118 Moonachie Ave,
  Carlstadt, NJ                    243,751     100.0%   $1,828,133       $7.50         1
24 Abeel Rd,
  Cranbury, NJ                      40,022     100.0%    $185,000        $4.62         1
275 / 285 Pierce St,
  Franklin, NJ                     103,075      99.7%    $258,492        $2.52         3
301 / 321 Herrod Blvd. So.
  Brunswick, NJ                    610,949     100.0%   $2,291,059       $3.75         1
1 Nixon Ln,
  Edison, NJ                       192,829     100.0%    $376,820        $1.95         1
18 Madison Rd.
  Fairfield, NJ                     14,000     100.0%     $95,492        $6.82         1
200 / 250 Kennedy Dr.,
  Sayerville, NJ                   161,751      98.4%    $534,565        $3.36         2
24 Madison Rd. Fairfield,
  Fairfield, NJ                     35,505     100.0%    $226,323        $6.38         2
243 St. Nicholas Ave, So.
  Plainfield, NJ                    15,000     100.0%     $78,750        $5.25         1
26 Madison Rd.,
  Fairfield, NJ                     30,300     100.0%    $169,842        $5.60         2
300 / 350 Kennedy Dr.,
  Sayerville, NJ                   164,267      98.4%    $467,337        $2.89         3
309 Kennedy Dr.,
  Sayerville, NJ                   202,000     100.0%    $909,000        $4.50         1
34 Englehard Dr.,
 Cranbury, NJ                      203,404     100.0%    $894,978        $4.40         1
409 Kennedy Dr.,
  Sayerville, NJ                   225,831     100.0%    $930,612        $4.12         1
535 Secaucus Rd.,
  Secaucus, NJ                      62,093      91.7%    $313,164        $5.50         1
55 Carter Dr.,
  Edison, NJ                       114,512      88.3%    $388,692        $3.84         3
22 Madison Rd.,
  Fairfield, NJ                     39,875     100.0%    $215,724        $5.41         1
135 Fieldcrest Dr.,
  Edison, NJ                        78,000      98.7%    $331,075        $4.30         2
Mount Ebo Corporate Park
 Brewster, NY                       93,948     100.0%    $879,519        $9.36         1
30 Stultz Rd., <F3>
  Brunswick, NJ                     60,617         0%          $0           $0         0
Industrial Ave.,
  Teterboro, NJ                    332,352     100.0%   $2,193,523       $6.60         1
6 Johanna Ct., <F3>
  East Brunswick, NJ               214,000         0%           0            0         0
                               ------------            -----------              ---------
Total Reckson Morris
Industrial Trust <F4>            3,343,871      99.2%   $13,975,361      $4.59        32
                               ------------            -----------              ---------
Total Industrial
Properties <F4>                 10,845,484      96.9%   $52,690,201      $5.41       281
                               ============            ===========              =========

<F1>
Calculated as the difference from the lowest beam to floor.
<F2>
Represents Base Rent of signed leases at December 31, 1998 adjusted for scheduled contractual increases during the 12 months ending December 31, 1999. Total Base Rent for these purposes reflects the effect of any lease expirations that occur during the 12 month period ending December 31, 1999. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.
<F3>
Property under redevelopment.
<F4>
Percent leased excludes properties under redevelopment.
<F5>
A tenant has been granted an option exercisable after April 30, 1997 and prior to October 31, 2002 to purchase this property for $600,000.
<F6>
The actual fee interest in 19 Nicholas Drive is currently held by the Town of Brookhaven Industrial Development Agency. The Company may acquire such fee interest by making a nominal payment to the Town of Brookhaven Industrial Development Agency.
<F7>
The Company has entered into a 20 year lease agreement in which it has the right to sublease the premises.

Retail Properties

     As of December 31, 1998, the Company owned two free-standing 10,000 square
foot retail properties.   The retail properties which are located in Great
Neck, New York and Huntington, New York were 100% leased as of December 31,
1998.

Developments in Progress

     As of December 31, 1998, the Company owned or had under contract approximately 980 acres of land in 18 separate parcels, ten of which are located in Long Island, two of which are located in Westchester and six of which are located in New Jersey. The parcels have been zoned for potential industrial and retail development. The Company plans to seek development opportunities as market conditions permit. The Company had invested approximately $48 million in land costs and approximately $14 million in additional development costs at December 31, 1998. In addition, the Company estimates that if these projects were to be completed, total additional development cost would be approximately $505 million. Additionally at December 31, 1998, the Company had invested approximately $36 million in seven properties that the Company plans to either redevelop or reposition.
The Company estimates that if it completes the redevelopment and repositioning it will spend an additional $24 million.

Historical Non-Incremental Revenue-Generating Capital Expenditures, Tenant Improvement Costs and Leasing Commissions

     The following table sets forth annual and per square foot recurring, non-incremental revenue-generating capital expenditures and non-incremental revenue-generating tenant improvement costs and leasing commissions incurred by the Company to retain revenues attributable to existing leased space for the period 1994 through 1998 for the Office Properties and the Industrial Properties. As noted, incremental revenue-generating tenant improvement costs and leasing commissions are excluded from the table set forth immediately below. The historical capital expenditures, tenant improvement costs and leasing commissions set forth below are not necessarily indicative of future recurring, non-incremental revenue-generating capital expenditures or non-incremental revenue-generating tenant improvement costs and leasing commissions.

                                                  1994           1995           1996           1997           1998
                                            -------------- -------------- -------------- -------------- --------------
Capital Expenditures

    Office Properties
        Total                                    $158,340       $364,545       $379,026     $1,108,675     $2,004,976
        Per square foot                          $   0.10       $   0.19       $   0.13     $     0.22     $     0.23
    Industrial Properties
        Total                                    $524,369       $290,457       $670,751       $733,233     $1,205,266
        Per square foot                          $   0.18       $   0.08       $   0.18     $     0.15     $     0.12

Non-Incremental Revenue-Generating
Tenant Improvement Costs and Leasing
Commissions

    Long Island Office Properties
        Annual Tenant Improvement Costs          $902,312       $452,057       $523,574       $784,044     $1,140,251
        Per square foot improved                     5.13           4.44           4.28           7.00           3.98
        Annual Leasing Commissions                341,253        144,925        119,047        415,822        418,191
        Per square foot leased                       1.94           1.42           0.97           4.83           1.46
        Total per square foot                       $7.07          $5.86          $5.25         $11.83          $5.44
    Westchester Office Properties
        Annual Tenant Improvement Costs               N/A            N/A       $834,764     $1,211,665       $711,160
        Per square foot improved                      N/A            N/A           6.33           8.90           4.45
        Annual Leasing Commissions                    N/A            N/A        264,388        366,257        286,150
        Per square foot leased                        N/A            N/A           2.00           2.69           1.79
        Total per square foot                         N/A            N/A          $8.33         $11.59          $6.24
    Connecticut Office Properties
        Annual Tenant Improvement Costs               N/A            N/A        $58,000     $1,022,421       $202,880
        Per square foot improved                      N/A            N/A          12.45          13.39           5.92
        Annual Leasing Commissions                    N/A            N/A              0        256,615        151,063
        Per square foot leased                        N/A            N/A           0.00           3.36           4.41
        Total per square foot                         N/A            N/A         $12.45         $16.75         $10.33
    New Jersey Office Properties
        Annual Tenant Improvement Costs               N/A            N/A            N/A            N/A       $654,877
        Per square foot improved                      N/A            N/A            N/A            N/A           3.78
        Annual Leasing Commissions                    N/A            N/A            N/A            N/A        396,127
        Per square foot leased                        N/A            N/A            N/A            N/A           2.08
        Total per square foot                         N/A            N/A            N/A            N/A          $5.86
    Industrial Properties
        Annual Tenant Improvement Costs          $585,891       $210,496       $380,334       $230,466       $283,842
        Per square foot improved                     0.88           0.90           0.72           0.55           0.65
        Annual Leasing Commissions                176,040        107,351        436,213         81,013        218,749
        Per square foot leased                       0.27           0.46           0.82           0.19           0.50
        Total per square foot                       $1.15          $1.36          $1.54           $.74          $1.15

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

     The two remaining Reckson Option Properties are comprised of 225 Broadhollow Road, Melville, New York, a 185,889 square foot suburban Class A office property located in the Huntington Melville Corporate Center and 593 Acorn Street, Babylon, New York, a 39,551 square foot stand alone industrial property both of which are managed by an affiliate of the Company.

     The Operating Partnership has been granted options, exercisable over a 10 year period that commenced upon closing of the IPO, to acquire each of the Reckson Option Properties and Reckson's ownership interest in the Other Option Properties at a purchase price equal to the lesser of (i) a fixed price (the "Fixed Price") and (ii) the Net Operating Income attributable to such Option Property during the 12 month period preceding exercise of the option by the Operating Partnership (multiplied by Reckson's percentage ownership interest in the case of the Other Option Properties) divided by a capitalization rate of 11.5%; provided that, in no event shall the purchase price be less than the outstanding balance of the mortgage debt encumbering the Option Property (multiplied by Reckson's percentage ownership interest in the case of the Other Option Properties) on the acquisition date. Net Operating Income is defined generally for these purposes as gross income minus annual operating costs. The portion of the purchase price not required to repay mortgage debt and other transaction costs incurred in connection with the sale of such Option Property shall be payable in Units. The fixed prices for 225 Broadhollow Road and 593 Acorn Street are $21,242,000 and $878,100, respectively.

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

Mortgage Indebtedness

     The following table sets forth certain information regarding the mortgage debt of the Company, as of December 31, 1998.

                                   Principal
                                   Amount
                                   Outstanding     Interest       Maturity      Amortization
Property                           (in thousands)    Rate           Date          Schedule
---------------------------------------------      ---------      ---------      -----------
6800 Jericho Turnpike
    (NORTH SHORE ATRIUM I)           $15,001          7.25%       6/10/2000          ---
6900 Jericho Turnpike
    (North Shore Atrium II)            5,279          7.25%       6/10/2000          ---
200 Broadhollow Rd.                    6,621          7.75%       6/02/2002        30 year
395 North Service Road                21,375          6.45%       10/26/2005        <F5>
50 Charles Lindbergh Blvd.            15,479          7.25%       7/10/2001          ---
333 Earl Ovington Blvd.
    (The Omni) <F1>                   57,162         7.72 %       08/14/2007       25 year
310 East Shore Rd.                     2,322          8.00%       7/01/2002          ---
80 Orville Dr.                         2,616          7.50% <F2>  2/01/2004          ---
70 Schmitt Boulevard                     150          9.25%        8/01/99          <F3>
580 White Plains Road                  8,503         7.375%       9/01/2000        25 year
Landmark Square                       48,579          8.02%       10/07/2006       25 year
110 Bi-County Blvd.                    4,383         9.125%       11/13/2012       20 year
100 Summit Lake Drive                 23,600          8.50%       04/01/2007       14 year
200 Summit Lake Drive                 20,764          9.25%       01/01/2006       25 year
6 Johana Court <F4>                    6,850          7.00%       11/01/99           ---
309/409 Kennedy Drive <F4>            14,779          7.50%       03/15/2002         ---
                                   ----------
Total                               $253,463
                                   ==========

<F1>
The Company has a 60% general partnership interest in the Omni Partnership. The Company's proportionate share of the aggregate principal amount of the mortgage debt on the Omni is $34.3 million.
<F2>
Interest rate increases to 10.1% after the first five years of the loan.
<F3>
Principal payments of $18,750 per month for the period September 1998 to August 1999.
<F4>
The Company has an approximate 71.8%  general partnership interest in RMI.
The Company's proportionate share of the aggregate principal amount of the mortgage debt of RMI is approximately $15.5 million.
<F5>
Principal payments of $34,000 per month for the period November 1998 to October 2005.

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

Item 4.        Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 1998.

                              Part II


Item 5. Market For Registrant's Common Equity and Related Stockholder matters

     The Company's common stock began trading on the New York Stock Exchange ("NYSE") on May 25, 1995, under the symbol "RA". The following table sets forth the quarterly high and low closing sales prices per share of the common stock reported on the NYSE and the distributions paid by the Company for each respective quarter ended.

                             High <F3>        Low <F3>      Distribution <F3>
                          ---------------  ---------------  ---------------
March 31, 1997                   $23.563          $20.438          $0.3000
June 30, 1997                    $23.000          $20.875          $0.3125  <F1>
September 30, 1997               $27.000          $22.375          $0.3125
December 31, 1997                $28.750          $24.063          $0.3125

March 31, 1998                   $26.438          $24.125          $0.3125
June 30, 1998                    $26.375          $22.688          $0.4199  <F2>
September 30, 1998               $26.000          $19.000          $0.3375
December 31, 1998                $24.563          $20.188          $0.3375

<F1>
Commencing with the distribution for the quarter ended June 30, 1997, the Board of Directors of the Company increased the quarterly distribution to $.3125 per share, which is equivalent to an annual distribution of $1.25 per share.
<F2>
Commencing with the distribution for the quarter ended June 30, 1998, the Board of Directors of the Company increased the quarterly distribution to $.3375 per share, which is equivalent to an annual distribution of $1.35 per share. In addition, on June 11, 1998, the Company paid a stock dividend equivalent to $.0824 per share relating to the Operating Partnership's distribution of its common stock interest in RSI to the Company.
<F3>
Historical amounts adjusted to reflect a two-for-one stock split effective April 15, 1997.

Item 6. Selected Financial Data (in thousands except share and properties data)

                                                             Reckson Associates Realty Corp.
                                             --------------------------------------------------------------
                                                                                            for the
                                                         For the Year Ended                 Period
                                             ---------------------------------------------  June 3, 1995 to
                                               December,      December,      December,      December 31,
                                               31, 1998       31, 1997       31, 1996       1995 <F1>
                                             -------------- -------------- -------------- -----------------
Operating Data:
Revenues                                     $     266,373  $     153,395  $      96,141  $         38,455
Total expenses                                     201,892        107,905         70,951            27,901
Income (before preferred dividends and
  distributions, minority interests and
  extraordinary items)                              64,481         45,490         25,190            10,554
Preferred dividends and distributions               14,244            ---            ---               ---
Minority interests'                                 10,672          8,624          6,768             3,067
Extraordinary items-gain (loss) (net of
  minority interests' share)                        (1,670)        (2,230)          (895)           (4,234)
Net income                                          37,895         34,636         17,527             3,253

Per Share Data:
Basic: <F2>
Income before extraordinary items            $        1.00  $        1.13  $        0.92  $           0.51
Extraordinary items -(loss)                          (0.04)         (0.07)         (0.04)            (0.29)
Net income                                            0.96           1.06           0.88              0.22

Diluted: <F2a>
Income before extraordinary items            $        0.99  $        1.11  $        0.91  $           0.51
Extraordinary items-(loss)                            (.04)          (.07)          (.04)             (.29)
Diluted net income                                     .95           1.04           0.87              0.22

Balance Sheet Data: (period end):
Commercial real estate properties,
  before accumulated depreciation            $   1,743,223  $   1,015,282  $     519,504  $        290,712
Total assets                                     1,854,816      1,113,257        543,758           242,728
Mortgage notes payable                             253,463        180,023        161,513            98,126
Unsecured credit facility                          465,850        210,250        108,500            40,000
Unsecured term loan                                 20,000            ---            ---               ---
Senior unsecured notes                             150,000        150,000            ---               ---
Market value of equity <F3>                      1,332,882      1,141,592        653,606           303,943
Total market capitalization including
  debt <F3> <F4>                                 2,199,936      1,668,800        921,423           426,798

Other Data:
Funds from operations (basic)  <F5>          $      97,697  $      69,548  $      41,133  $         17,246
Funds from operations (diluted) <F5>         $      99,449  $      69,548  $      41,133  $         17,246
Total square feet (at end of period)                21,000         13,645          8,800             5,430
Number of properties (at end of period)                204            155            110                81

<F1>
Represents certain financial information on a consolidated historical basis for Reckson Associates Realty Corp. and on a combined historical basis for the Reckson Group.
<F2>
Based on 39,473,000, 32,727,000, 19,928,000 and 14,678,000  weighted average shares of common stock outstanding for the years ended December 31, 1998, 1997, 1996 and for the period June 3, 1995 to December 31, 1995, respectively.
<F2a>
Based on 40,010,000, 33,260,000, 20,190,000 and 14,725,000 weighted average shares of common stock outstanding for the years ended December 31, 1998, 1997, 1996 and for the period June 3, 1995 to December 31, 1995, respectively.
<F3>
Based on the sum of (i) the market value of the Company's common stock and operating partnership units (assuming conversion) of 47,800,049, 44,988,846, 31,119,364 and 20,690,448 at December 31, 1998, 1997, 1996 and 1995 (based on a share/unit price of $22.19, $25.38, $21.13 and $14.69 at December 31, 1998,
1997, 1996 and 1995 respectively), (ii) the stated value of 9,192,000 shares of the Company's preferred stock at December 31, 1998 (based on a stated price of $25.00 per share) and (iii) the stated value of 42,518 of the Operating Partnership's preferred units at December 31, 1998 (based on a stated price of $1,000 per unit).
<F4>
Debt amount is net of minority partners' proportionate share plus the Company's share of unconsolidated joint venture debt.
<F5>
See "Management's Discussion and Analysis" for a discussion of funds from operations.
<F6>
The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of State-ment No. 128, see the notes to the consolidated financial statements.

                                                       Reckson Group
                                             ----------------------------------
                                               for the
                                               Period            For the
                                               January 1,        Year Ended
                                               1995 to June      December
                                               2, 1995 <F1>,     31, 1994
                                             ----------------- ----------------
Operating Data:
Revenues                                     $         20,889  $        56,931
Total expenses                                         20,695           55,685
Income (before preferred dividends and
  distributions, minority interests and
  extraordinary items)                                    194            1,246
Preferred dividends and distributions                     ---              ---
Minority interests'                                       ---              ---
Extraordinary items-gain (loss) (net of
  minority interests' share)                              ---            4,434
Net income                                                194            5,680

Per Share Data:
Basic: <F2>
Income before extraordinary items                         ---              ---
Extraordinary items -(loss)                               ---              ---
Net income                                                ---              ---

Diluted: <F2a>
Income before extraordinary items                         ---              ---
Extraordinary items-(loss)                                ---              ---
Diluted net income                                        ---              ---

Balance Sheet Data: (period end):
Commercial real estate properties,
  before accumulated depreciation                         ---  $       162,192
Total assets                                              ---          132,035
Mortgage notes payable                                    ---          180,286
Unsecured credit facility                                 ---              ---
Unsecured term loan                                       ---              ---
Senior unsecured notes                                    ---              ---
Market value of equity <F3>                               ---              ---
Total market capitalization including
  debt <F3> <F4>                                          ---              ---

Other Data:
Funds from operations (basic)  <F5>                       ---              ---
Funds from operations (diluted) <F5>                      ---              ---
Total square feet (at end of period)                    4,529            4,529
Number of properties (at end of period)                    72               72

<F1>
Represents certain financial information on a consolidated historical basis for Reckson Associates Realty Corp. and on a combined historical basis for the Reckson Group.
<F2>
Based on 39,473,000, 32,727,000, 19,928,000 and 14,678,000  weighted average shares of common stock outstanding for the years ended December 31, 1998, 1997, 1996 and for the period June 3, 1995 to December 31, 1995, respectively.
<F2a>
Based on 40,010,000, 33,260,000, 20,190,000 and 14,725,000 weighted average shares of common stock outstanding for the years ended December 31, 1998, 1997, 1996 and for the period June 3, 1995 to December 31, 1995, respectively.
<F3>
Based on the sum of (i) the market value of the Company's common stock and operating partnership units (assuming conversion) of 47,800,049, 44,988,846, 31,119,364 and 20,690,448 at December 31, 1998, 1997, 1996 and 1995 (based on a share/unit price of $22.19, $25.38, $21.13 and $14.69 at December 31, 1998,
1997, 1996 and 1995 respectively), (ii) the stated value of 9,192,000 shares of the Company's preferred stock at December 31, 1998 (based on a stated price of $25.00 per share) and (iii) the stated value of 42,518 of the Operating Partnership's preferred units at December 31, 1998 (based on a stated price of $1,000 per unit).
<F4>
Debt amount is net of minority partners' proportionate share plus the Company's share of unconsolidated joint venture debt.
<F5>
See "Management's Discussion and Analysis" for a discussion of funds from operations.
<F6>
The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of State-ment No. 128, see the notes to the consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the historical financial statements of Reckson Associates Realty Corp. (the "Company") and related notes.

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

Overview and Background

     The Reckson Group, the predecessor to the Company was engaged in the ownership, management, operation, leasing and development of commercial real estate properties, principally office and industrial buildings, and also owned certain undeveloped land located primarily on Long Island, New York. On June 2, 1995, following completion of the Initial Public Offering (the "IPO") and the related formation transactions, the Company owned or had an interest in 72 properties (including one joint venture property) and succeeded to the Reckson Group's real estate business.

     The Company is a self-administered and self managed real estate investment trust ("REIT") specializing in the acquisition, leasing, financing, management and development of office and industrial properties.

     The Company owns all of the interests in its real estate properties through Reckson Operating Partnership, L.P. (the "Operating Partnership") or Reckson FS Limited Partnership. At December 31, 1998, the Company owned 204 properties (the "Properties"), (including two joint venture properties) encompassing approximately 21.0 million square feet. The Properties include 73 suburban office properties (the "Office Properties") containing approximately 10.1 million square feet, 129 industrial properties ( the "Industrial Properties") containing approximately 10.8 million square feet and two retail properties containing 20,000 square feet.

     Since the IPO, the Company has acquired or contracted to acquire approximately $1.14 billion of Class A suburban office and industrial properties encompassing approximately 12.8 million square feet located in the New York Tri-State Area of Long Island, Westchester, Southern Connecticut and New Jersey. In that regard, the Company has acquired 13 Office Properties and 33 Industrial Properties encompassing approximately 2.1 and 2.6 million square feet, respectively, located on Long Island for an aggregate purchase price of approximately $302 million. Since its initial investment in Westchester the Company has acquired 17 Office Properties encompassing approximately 2.4 million square feet and three Industrial Properties encompassing approximately 163,000 square feet for an aggregate purchase price of approximately $304 million. Since its initial investment in Southern Connecticut the Company has acquired two Office Properties encompassing approximately 325,000 square feet for an aggregate purchase price of approximately $61.3 million. In May 1997, the Company acquired five Office Properties encompassing approximately 496,000 square feet located in New Jersey for an aggregate purchase price of approximately $56.9 million and, in connection with this acquisition, established its New Jersey Division. Since its initial investment in New Jersey the Company has acquired 12
Office Properties encompassing approximately 1.5 million square feet and seven Industrial Properties encompassing approximately 1.1 million square feet for an aggregate purchase price of approximately $231.6 million. Additionally, the Company has invested approximately $52.1 million for approximately 154 acres of land located in Long Island, 32 acres of land located in Westchester and 380 acres of land located in New Jersey which allows for approximately 4.3 million square feet of future development opportunities. In addition, the Company has invested approximately $61.3 million in certain mortgage indebtedness encumbering four Class A Office Properties on Long Island encompassing approximately 577,000 square feet, a 825,000 square foot Industrial Property located in New Jersey and a 400 acre parcel of land located in New Jersey. On January 6, 1998, the Company made its initial investment in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. In connection with the transaction the Morris Companies contributed 100% of their interests in certain industrial properties to Reckson Morris Operating Partnership, L.P., ("RMI") in exchange for operating partnership units in RMI. The
Company has agreed to invest up to $150 million in RMI. As of December 31, 1998, the Company has invested approximately $93.8 million for an approximate 71.8% controlling interest. In addition, at December 31, 1998, the Company had advanced approximately $31 million to the Morris Companies primarily to fund certain construction costs related to development properties to be contributed to RMI.

     During 1997, the Company formed Reckson Service Industries, Inc. ("RSI") and Reckson Strategic Venture Partners, LLC ("RSVP"). The Operating Partnership owned a 95% non voting common stock interest in RSI through June 10, 1998. On June 11, 1998, the Operating Partnership distributed its 95% common stock interest in RSI of approximately $3 million to its owners, including the Company which, in turn, distributed the common stock of RSI to its stockholders. Additionally, during June 1998, the Operating Partnership established a credit facility with RSI (the"RSI Facility") in the amount of $100 million for RSI's service sector operations and other general corporate purposes. As of December 31, 1998, the Company had advanced $33.7 million under the RSI facility all of which is outstanding. In addition, the Operating Partnership approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT-qualified investments or advances made to RSI under terms similar to the RSI Facility. As of December 31, 1998, approximately $17.3 million had been invested through the RSVP Commitment, of which $10.1 million represents RSVP controlled joint venture investments and $7.2
million represents advances to RSI under the RSVP Commitment.   Such amounts
have been included in investment in real estate joint ventures and investments in and advances to affiliates, respectively, on the Company's balance sheet. RSI serves as the managing member of RSVP. RSI invests in operating companies that generally provide commercial services to the RSI customer base which includes the tenants of RSI's executive suite business and to properties owned by the Company and its tenants and third parties. RSVP was formed to provide the Company with a research and development vehicle to invest in alternative real estate sectors. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus. RSVP's strategy is to identify and acquire interests in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as a platform for future growth.

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

     Under the Reckson Intercompany Agreement, the Operating Partnership granted RSI a right of first opportunity to provide commercial services to the Operating Partnership and its tenants. RSI will provide services to the Operating Partnership at rates and on terms as attractive as either the best available for comparable services in the market or those offered by RSI to third parties. In addition, the Operating Partnership will give RSI access to its tenants with respect to commercial services that may be provided to such tenants and,under the Reckson Intercompany Agreement, subject to certain conditions, the Operating Partnership granted RSI a right of first refusal to become the lessee of any real property acquired by the Operating Partnership if the Operating Partnership determines that, consistent with the Company's status as a REIT, it is required to enter into a "master" lease agreement.

     On August 27, 1998 the Company announced the formation of a joint venture with RSVP and the Dominion Group, an Oklahoma-based, privately-owned group of companies that focuses on the development, acquisition and ownership of government occupied office buildings and correctional facilities. The new venture, Dominion Properties LLC (the "Dominion Venture"), is owned by
Dominion Venture Group LLC, and by a subsidiary of the Company.  The
Dominion Venture will engage primarily in acquiring, developing and/or owning government-occupied office buildings and privately operated correctional facilities. Under the Dominion Venture's operating agreement, RSVP is to invest up to $100 million, some of which may be invested by the Company ( the "RSVP Capital"). The initial contribution of RSVP Capital was approximately $39 million of which approximately $10.1 million was invested by a subsidiary of the Company. The Company's subsidiary funded its capital cntribution through the RSVP Commitment. In addition, the Company advanced approximately $2.9 million to RSI through he RSVP Commitment for an investment in RSVP which was then invested on a joint venture basis with the Dominion Group in certain service business activities related to the real estate activities. As of December 31, 1998, the Dominion Venture had investments in 11 government office buildings and two correctional facilities.

      In July 1998, the Company formed a joint venture, Metropolitan Partners LLC, a Delaware limited liability company ("Metropolitan"), with Crescent Real Estate Equities Company, a Texas real estate investment trust ("Crescent"). Pursuant to a merger agreement executed on July 9, 1998 and amended and restated on August 11, 1998 (the "Initial Merger Agreement") between Metropolitan, the Company, Crescent and Tower Realty Trust Inc., a Maryland corporation ("Tower"), Metropolitan agreed, subject to the terms and conditions of the Merger Agreement, to purchase the common stock of Tower.

      Prior to the execution of the Initial Merger Agreement, Metropolitan identified certain potential tax issues regarding Tower's operations. Metropolitan entered into the Initial Merger Agreement only after Tower made detailed representations and warranties purporting to address these issues. In the course of due diligence, however, Metropolitan, the Company and Crescent discovered that these representations and warranties may not be correct and discussed these concerns with Tower, specifically advising Tower that they were not terminating the Initial Merger Agreement at that time. Metropolitan, the Company and Crescent invited Tower to respond to these concerns. However, on November 2, 1998, Tower filed a complaint in the Supreme Court of the State of New York alleging Metropolitan, the Company and Crescent willfully breached the Initial Merger Agreement. Tower, in the complaint, was seeking declaratory and other relief, including damages of not less than $75 million and specific performance by Metropolitan, the Company and Crescent of their obligations under the Initial Merger Agreement.

      On December 8, 1998,the Company, Metropolitan and Tower executed a revised merger agreement (the "Revised Merger Agreement"), pursuant to which Tower will be merged (the "Merger") into Metropolitan, with Metropolitan surviving the Merger. Concurrently with the Merger, Tower Realty Operating Partnership, L.P. ("Tower OP") will be merged with and into a subsidiary of Metropolitan. The consideration to be issued in the mergers will be comprised of (i) 25% cash and (ii) 75% of shares of Class B Exchangeable Common Stock, par value $.01 per share, of the Company (the "Class B Common Stock"), or in certain circumstances described below, shares of Class B Common Stock and unsecured notes of the Operating Partnership. The Company controls Metropolitan and owns 100% of the common equity; Crescent owns a preferred equity investment in Metropolitan. The Revised Merger Agreement replaces the Initial Merger Agreement (which at that time was a 50/50 joint venture between the Company and Crescent) relating to the acquisition by Metropolitan of Tower for $24 per share.

      Pursuant to the terms of the Revised Merger Agreement, holders of shares of outstanding common stock of Tower ("Tower Common Stock"), and outstanding units of limited partnership interest of Tower OP will have the option to elect to receive cash or shares of Class B Common Stock, subject to proration. Under the terms of the transaction, Metropolitan will effectively pay for each share of Tower Common Stock and each unit of limited partnership interest of Tower OP the sum of (i) $5.75 in cash, and (ii) 0.6273 of a share of Class B Common Stock. The shares of Class B Common Stock are entitled to receive an initial annual dividend of $2.24 per share and is subject to adjustment annually. The shares of Class B Common Stock are exchangeable at any time, at the option of the holder, into an equal number of shares of common stock, par value $.01 per share, of the Company subject to customary antidilution adjustments. The Company, at its option, may redeem any or all of the Class B Common Stock in exchange for an equal number of shares of the Company's common stock at any time following the four year, six-month anniversary of the issuance of the Class B Common Stock. The Company's Board of Directors have recommended to the Company's stockholders the approval of a proposal to issue a number of shares of Class B Common Stock equal to 75% of the sum of (i) the number of outstanding shares of the Tower Common Stock and (ii) the number of Tower OP limited partnership units, in each case, at the effective time of the mergers. If the stockholders of the Company do not approve the issuance of the Class B Common Stock as proposed, the Revised Merger Agreement provides that approximately one-third of the consideration that was to be paid in the form of Class B Common Stock will be replaced by senior unsecured notes of the Operating Partnership, which notes will bear interest at the rate of 7% per annum and have a term of ten years. In addition, if the stockholders of the Company do not approve the issuance of Class B Common Stock as proposed and the Board of Directors of the Company withdraws or amends or modifies in any material respect its recommendation for, approval of such proposal, then the total principal amount of notes to be issued and distributed in the Merger will be increased by $15 million.

      Simultaneously with the execution of the Revised Merger Agreement, Metropolitan and Tower executed and consummated a stock purchase agreement (the "Series A Stock Purchase Agreement") pursuant to which Metropolitan purchased from Tower approximately 2.2 million shares of Series A Convertible Preferred Stock, par value $.01 per share, of Tower (the "Tower Preferred Stock"), for an aggregate purchase price of $40 million, $30 million of which was funded through a capital contribution by the Company to Metropolitan and which is included in prepaid expenses and other assets on the Company's balance sheet. The Tower Preferred Stock has a stated value of $18.44 per share and is convertible by Metropolitan into an equal number of shares of Tower Common Stock at anytime after the termination, if any, of the Revised Merger
Agreement, subject to customary antidilution adjustments.   The Tower
Preferred Stock is entitled to receive dividends equivalent to those paid on the Tower Common Stock. If the Revised Merger Agreement is not consummated and a court of competent jurisdiction issues a final, non-appealable judgment determining that the Company and Metropolitan are obligated to consummate the Merger but have failed to do so, or determining that the Company and Metropolitan failed to use their reasonable best efforts to take all actions necessary to cause certain closing conditions to be satisfied, Metropolitan is obligated to return to Tower $30 million of the Series A Preferred Stock.

      Immediately prior to the execution of the Revised Merger Agreement and consummation of the Series A Stock Purchase Agreement, the Company and Crescent executed the amended and restated operating agreement of Metropolitan (the "Metropolitan Operating Agreement") pursuant to which Crescent agreed to purchase a convertible preferred membership interest (the "Preferred
Interest") in Metropolitan for an aggregate purchase price of $85 million.
Ten million dollars of the purchase price was paid by Crescent to Metropolitan upon execution of the Metropolitan Operating Agreement to acquire the Tower Preferred Stock and the remaining portion is payable prior to the closing of the Merger and is expected to be used to fund a portion of the cash merger consideration. Upon closing of the Merger, Crescent's investment will accrue distributions at a rate of 7.5% per annum for a two-year period and may be redeemed by Metropolitan at any time during that period for $85 million, plus an amount sufficient to provide a 9.5% internal rate of return. If Metropolitan does not redeem the preferred interest, upon the expiration of the two-year period, Crescent must convert its interest into either (i) a common membership interest in Metropolitan or (ii) shares of the Company's common stock at a conversion price of $24.61.

      In connection with the revised transaction, Tower, the Company and Crescent have exchanged mutual releases for any claims relating to the Initial Merger Agreement.

      The Company anticipates that it will dispose of the assets in the Tower portfolio located outside of New York. In addition, the Company is also considering the disposition of certain of the Tower properties located in New York.

      The market capitalization of the Company at December 31, 1998 was approximately $2.2 billion. The Company's market capitalization is based on the market value of the Company's common stock and the Operating Partnership's units (assuming conversion) of $22.19 per share/unit (based on the closing price of the Company's common stock on December 31,1998), the Company's preferred stock of $25 per share, the Operating Partnership's preferred units of $1,000 per unit and the $867 million (including its share of unconsolidated joint venture debt and net of minority partners' interests) of debt outstanding at December 31, 1998. As a result, the Company's total debt to total market capitalization ratio at December 31, 1998 equaled approximately 39.4%.

Results of Operations

      The Company's total revenues increased by $113 million or 73.7% from 1997 to 1998 and $57.3 million or 60% from 1996 to 1997. The growth in total revenues is substantially attributable to the Company's acquisition of 47 properties and the development of two properties which aggregate approximately
7.4 million square feet in 1998, the acquisition of 45 properties comprising approximately 4.8 million square feet in 1997 and the acquisition of 29 properties comprising approximately 3.3 million square feet in 1996.
Total revenues were also positively effected by increases in occupancies in our properties and to increases in rental rates throughout our markets. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $108.7 million or 75.6% from 1997 to 1998 and $51 million or 55% from 1996 to 1997. The 1998 increase in Property Operating Revenues is comprised of $2.1 million attributable to increases in rental rates and changes in occupancies and $106.6 million attributable to acquisitions of properties. The remaining balance of the increase in total revenues in 1998 is primarily attributable to increases in interest income on the Company's investments in mortgage notes and notes receivable and income related to the Company's interest in its service companies primarily attributable to the executive center business. The 1997 increase in Property Operating Revenues is comprised of $2.1 million attributable to increases in rental rates and changes in occupancies and $48.9 million attributable to acquisitions of properties. The remaining balance of the increase in total revenues in 1997 is substantially attributable to interest income on the Company's investments in mortgage notes and notes receivables. The increase from 1996 to 1997 was offset by a decrease in the equity in earnings of service companies as a result of the management and construction companies focusing most of their resources on the Company's core portfolio and redevelopment opportunities rather than third party services.
The Company's base rent was increased by the impact of the straight-line rent adjustment by $7.7 million in 1998, $4.5 million in 1997 and $3.8 million in 1996.

      Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $34.4 million from 1997 to 1998 and by $16.8 million from 1996 to 1997. These increases are primarily due to the acquisition of properties. Gross operating margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for 1998, 1997and 1996 were 66.2%, 64.7% and 63.4%, respectively. The year to year increases in gross operating margins results from increases realized in rental rates, the Company's ability to realize certain operating efficiencies as a result of operating a larger portfolio of properties with concentrations of properties in office and industrial parks or in its established sub-markets, a stable operating cost environment and the increased ownership of net leased properties.

      Marketing, general and administrative expenses were $15.9 million in
1998, $8.3 million in 1997 and $5.9 million in 1996.   The increase in
marketing, general and administrative expenses is due to the increased costs of managing the acquisition Properties, the cost of opening and maintaining the Company's Westchester, Southern Connecticut and New Jersey divisions and the increase in corporate management and administrative costs associated with the growth of the Company. The Company's business strategy has been to expand into the other Tri-State Area suburban markets by applying its standards for high quality office and industrial space and premier tenant service to its New Jersey, Westchester and Southern Connecticut divisions. In doing this, the Company seeks to create a superior franchise value that it enjoys in its home base of Long Island. Over the past three years the Company has supported this effort by increasing the marketing programs in the other divisions and strengthening the resources and operating systems in these divisions.
The cost of these efforts are reflected in both marketing, general and administrative expense as well as the revenue growth of the Company.
Marketing, general and administrative expense as a percentage of total revenues were 5.98% in 1998, 5.41% in 1997 and 6.18% in 1996.

      Interest expense was $47.8 million in 1998, $21.6 million in 1997 and $13.3 million in 1996. The increase of $26.2 million from 1997 to 1998 is attributable to (i) an increase in mortgage debt including approximately
$14.8 million resulting from the Morris acquisition in January 1998, approximately $45.1 million resulting from the Cappelli acquisition in
April 1998 and the refinancing of 395 North Service Road in the amount
$21.4 million in October 1998; (ii) a full year of interest on the Company's senior unsecured notes (the "Senior Unsecured Notes") and (iii) an increased
average balance on the Company's credit facilities.   The increase of $8.3
million from 1996 to 1997 is attributable to an increase in mortgage debt including a $50 million mortgage note incurred in connection with the acquisition of Landmark Square in October 1996, the refinancing of Omni in the amount of $58 million in August 1997, increased interest cost attributable to an increased average balance on the Company's credit facilities and interest on the Company's Senior Unsecured Notes. The weighted average balance outstanding on the Company's credit facilities was $377.9 million for 1998, $103.2 million for 1997and $71.2 million for 1996.

      Included in amortization expense is amortized finance costs of $1.6 million in 1998, $.80 million in 1997 and $.53 million in 1996. The increase of $.80 million from 1997 to 1998 is primarily attributable to loan costs incurred in connection with the Company's $500 million credit facility and $50 million term loan. The increase of $.27 million from 1996 to 1997 was the result of the amortization of financing costs associated with the credit facilities, the Landmark Square mortgage, the Omni refinanced mortgage and the Senior Unsecured Notes.

      Extraordinary items, net of minority interest resulted in a $1.7 million loss in 1998, a $2.2 million loss in 1997and a $.9 million loss in 1996. The extraordinary items were all attributed to the write-offs of certain deferred loan costs incurred in connection with the Company's restructuring of its credit facilities.

Liquidity and Capital Resources

Summary of Cash Flows

     Net cash provided by operating activities totaled $118.2 million in 1998,
$75.8 million in 1997 and  $41.9 million in 1996.   Increases for each year
were primarily attributable to the growth in cash flow provided by the acquisition of properties and to a lesser extent from interest income from mortgage notes and notes receivable.

     Net cash used by investing activities totaled $613.3 million in 1998, $549.3 million in 1997and $274.6 million in 1996. Cash used in investing activities related primarily to investments in real estate properties including development costs and investments in mortgage notes and notes
receivable.   In addition, in December 1998, the Company purchased $40 million of preferred stock of Tower Realty Trust, Inc. in connection with the Merger transaction.

     Net cash provided by financing activities totaled $475.6 million in 1998,
$482.7 million in 1997 and $238.4 million in 1996.   Cash provided by financing
activities during 1998, 1997 and 1996 was primarily attributable to proceeds from public stock offerings and draws on the Company's credit facilities and additionally, in 1998 the issuance of preferred securities and in 1997 proceeds from the issuance of Senior Unsecured Notes.

Investing Activities

     During 1998, the Company acquired (i) on Long Island, three Office Properties encompassing an aggregate of approximately 674,000 square feet for approximately $63.4 million and two Industrial Properties encompassing approximately 200,000 square feet for approximately $4.4 million; (ii) in Westchester, six Office Properties encompassing approximately 980,000 square feet for approximately $173 million; (iii) in Connecticut, two Office Properties encompassing an aggregate of approximately 325,000 square feet for approximately $61.3 million and (iv) in New Jersey, four Class A Office Properties encompassing approximately 522,000 square feet for approximately $90.9 million and six Industrial Properties encompassing approximately 985,000 square feet for approximately $41.6 million. In addition, on January 6, 1998, the Company invested approximately $72 million and acquired a controlling interest in the Morris Companies, an owner and operator of "Big Box" industrial properties located in Secaucus, New Jersey.

     In June 1998, the Company established the RSI credit facility in the amount of $100 million for RSI's service sector operations and for other general corporate purposes. As of December 31, 1998, approximately $33.7 million had been advanced to RSI under this facility. In addition, the Company approved the commitment to fund investments of up to $100 million with or in RSVP. As of December 31, 1998, the Company has invested approximately $17.3 million under this commitment.

Financing Activities

     In connection with the $173 million acquisition of the Cappelli portfolio and the $10 million purchase of the Cappelli interest in 360 Hamilton Avenue, the Company issued series B, C and D preferred operating units in the amount of approximately $42.5 million. The series B, C and D preferred units have a current distribution rate of 6.25% and are convertible to common units at conversion prices of approximately $32.51, $29.39 and $29.12, respectively for each preferred unit.

     During 1998, the Company paid cash dividends of $.99 per share (representing dividends for three quarters). In addition, on June 11, 1998, the Company paid a stock dividend equivalent to $0.0824 per share relating to the Operating Partnership's distribution of its common stock interest in RSI to the Company.

     On February 18, 1998, the Company completed a public stock offering and sold 791,152 common shares at a price of $25.44 per share. Net proceeds from the offering were approximately $19.1 million and were used to fund acquisitions of properties and repay borrowings.

     During April 1998, the Company completed a preferred stock offering and sold 9,200,000 shares (including 1,200,000 shares related to the exercise of the underwriters over allotment option) of 7.625% Series A Convertible Cumulative Preferred Stock at a price of $25.00 per share. Net proceeds from the offering were approximately $220.8 million. The preferred stock is convertible to the Company's common stock at a conversion rate of .8769 shares of common stock for each share of preferred stock.

     On April 29, 1998, the Company completed a common stock offering and sold 1,093,744 common shares at a price of $24.38 per share. Net proceeds from the offering were approximately $25.3 million and were used to fund acquisitions of properties and repay borrowings.

     On July 23, 1998, the Company obtained a three year $500 million unsecured revolving credit facility (the "Credit Facility") from Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the credit facility bank group. Interest rates on borrowings under the Credit Facility are priced off of LIBOR plus a sliding scale ranging from
112.5 basis points to 137.5 basis points based on the leverage ratio of the Company. Upon the Company receiving an investment grade rating on its senior unsecured debt by two rating agencies, the pricing is adjusted based off of LIBOR plus a scale ranging from 65 basis points to 90 basis points depending upon the rating. The Credit Facility replaced and restructured the Company's existing $250 million unsecured credit facility and $200 million unsecured bridge facility. As a result, certain deferred loan costs incurred in connection with those facilities were written off. Such amount has been reflected as an extraordinary loss on the Company's statement of operations. The Company utilizes the Credit Facility primarily to finance the acquisitions of properties and other real estate investments, fund its development activities and for working capital purposes. At December 31, 1998, the Company had availability under the Credit Facility to borrow an additional $8.1 million (net of $26.1million of outstanding undrawn letters of credit).

     On December 4, 1998, the Company obtained a one year $50 million unsecured term loan (the "Term Loan") from Chase Manhattan Bank. On January 13, 1999, the Company and Chase Manhattan Bank increased the total availability under the Term Loan to $75 million. Interest rates on borrowings under the Term
Loan are priced off LIBOR plus 150 basis points for the first nine months and 175 basis points for the remaining three months. At December 31, 1998, the Company had availability under the Term Loan to borrow an additional $30 million which was increased to $55 million on January 13, 1999.

Capitalization

     The Company's indebtedness at December 31, 1998 totaled $867 million (net of the minority partners' proportionate share of debt and including the Company's share of unconsolidated joint venture debt of approximately $22.3 million) and was comprised of $464 million outstanding under the Credit Facility, $20 million outstanding under the Term Loan, $150 million of Senior Unsecured Notes and $233 million of mortgage indebtedness with an average interest rate of approximately 7.9% and an average maturity of approximately
5.7 years. Based on the Company's total market capitalization of approximately $2.2 billion at December 31, 1998, (calculated as the sum of (i) a $22.19 stock price at December 31, 1998 and assuming the conversion of 7,764,630 Operating Partnership units (ii) a $1,000 stated value at December 31, 1998 of the Operating Partnership's preferred units (iii) a $25.00 stated value at December 31, 1998 of the Company's preferred stock and (iv)$867 million of debt)the Company's debt represented 39.4% of its total market capitalization.

     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures of the Company. The Company's investments in mortgage notes,RSVP and advances under the RSI facility are expected to produce cash flows. The Company expects to meet its short term liquidity requirements generally through its net cash provided by operating activities along with the Credit Facility and Term Loan previously discussed. The Company expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt securities and additional equity securities of the Company. The Company also expects certain strategic dispositions of assets or interests in assets to generate cash flows. The Company will refinance existing mortgage indebtedness or indebtedness under the Credit Facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Company anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and debt and equity offerings, will be adequate to meet the capital and liquidity requirements of the Company in both the short and long-term.

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

     The Credit Facility and the Term Loan bear interest at a variable rate, which will be influenced by changes in short-term interest rates, and are sensitive to inflation.

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

     The Company has completed an assessment to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Currently, the entire property management system is year 2000 compliant and has been thoroughly tested. Since the Company's accounting software is maintained and supported by an unaffiliated third party, the total year 2000 project cost as it relates to the accounting software is estimated to be minimal.

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

     To date, the Company has expended approximately $375,000 and expects to expend an additional one million dollars in connection with upgrading building management, mechanical and computer systems. The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and costs of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     In a "worst case scenario", the Company believes that failure of the building management and mechanical systems to operate properly would result in inconveniences to the building tenants which might include no elevator service, lighting or entry and egress. In this case, the management of the Company would manually override such systems in order for normal operations to resume. Additionally, in a "worst case scenario" of the failure of the third party to deliver, on a timely basis, the necessary upgrades to the accounting software, the Company would be required to process transactions, such as the issuance of disbursements, manually until an alternative system was implemented.

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

     The following table presents the Company's FFO calculation for the years ended December 31,
(in thousands):

                                                     1998         1997        1996
                                                 ----------- ------------ -----------
Income before preferred dividends
   and distributions, limited partners'
   interest in the operating partnership
   and extraordinary  items                      $   61,718  $    44,683  $   24,382
Less:
   Preferred dividends and distributions             14,244          ---         ---
   Extraordinary loss, net of limited
      partners' interest in theoperating
      partnership of $323, $578 and $364,
      respectively                                    1,670        2,230         895
   Limited Partners' minority interest
      in the operating partnership                    7,909        7,817       5,960
                                                 ----------- ------------ -----------
Net Income available to common
   shareholders                                      37,895       34,636      17,527
Adjustments for Funds From Operations
Add:
   Limited Partners' minority interest
      in the operating partnership                    7,909        7,817       5,960
   Depreciation and amortization                     51,424       26,834      17,429
   Minority interests' in consolidated
      partnerships                                    2,763          807         808
   Extraordinary loss, net of limited
      partners' interest in the operating
      partnership of $323, $578 and  $364,
      respectively                                    1,670        2,230         895
Less:
   Gain on sale of property                             ---          672         ---
   Amount distributed to minority
      partners in consolidated
      partnerships                                    3,964        2,104       1,486
                                                 ----------- ------------ -----------
Basic Funds From Operations                          97,697       69,548      41,133
Add:
   Dilutive preferred distributions                   1,752          ---         ---
                                                 ----------- ------------ -----------
Diluted Fund From Operations                     $   99,449  $    69,548  $   41,133
                                                 =========== ============ ===========
Weighted Average Shares/Units
   outstanding <F1>                                  47,201       39,743      26,431
                                                 =========== ============ ===========
Diluted Weighted Average
   Shares/Units outstanding <F1>                     48,651       40,276      26,693
                                                 =========== ============ ===========

<F1>
Assumes conversion of limited partnership units of the Operating Partnership.

Item 7(a).     Quantitative and Qualitative Disclosures about market risk.

     The primary market risk facing the Company is interest rate risk on its long term debt, mortgage notes and notes receivable. The Company does not hedge interest rate risk using financial instrument nor is the Company subject to foreign currency risk.

     The following table sets forth the Company's long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV") at December 31, 1998 (dollars in thousands):

                                  For the Year Ended December 31,
                         ------------------------------------------------
                           1999     2000      2001     2002       2003   Thereafter   Total     F.M.V
                         -------- -------- --------- --------- ---------- --------- --------- ----------
Long term debt:
  Fixed rate             $10,752  $32,131  $ 19,440  $ 12,937  $  19,295  $308,908  $403,463  $ 403,463
  Average interest
    rate                   8.72%    7.38%     7.42%     7.91%      7.65%     7.58%     7.60%        ---

  Variable rate          $20,000  $   ---  $465,850  $    ---  $     ---  $    ---  $485,850  $ 485,850
  Average interest
    rate                   7.06%      ---     6.99%       ---        ---       ---     6.99%        ---

     In addition, the Company has assessed the market risk for its variable rate debt and believes that a one percent increase in interest rates would have an approximate $4.9 million increase in interest expense based on approximately $485.9 million outstanding at December 31, 1998.

     The following table sets forth the Company's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at December 31, 1998 (dollars in thousands):

                                   For the Year Ended December 31,
                         ------------------------------------------------
                            1999      2000     2001     2002      2003   Thereafter   Total      F.M.V
                         --------- -------- --------- --------- --------- --------- --------- ----------
Mortgage notes and
notes receivable:
  Fixed rate             $ 74,817  $   ---  $    ---  $  5,600  $    ---  $ 16,990  $ 97,407  $  97,407
  Average interest
    rate                    9.55%      ---       ---    11.00%       ---    11.45%     9.96%        ---

     The fair value of the Company's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.


Item 8.        Financial Statements and Supplementary Data

     The response to this item is included in a separate section of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                             Part III


Item 10.  Directors and Executive Officers of the Registrant

     The information contained in the section captioned "Proposal I: Election of Directors" of the Company's definitive proxy statement for the 1999 annual meeting of stockholders is incorporated herein by reference.

Item 11.  Executive Compensation

     The information contained in the section captioned "Executive Compensation" of the Company's definitive proxy statement for the 1999 annual meeting of stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information contained in the section captioned "Principal and Management Stockholders" of the Company's definitive proxy statement for the 1999 annual meeting of stockholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information contained in the section captioned "Certain Relationships and Related Transactions" of the Company's definitive proxy statement for the 1999 annual meeting of the stockholders is incorporated herein by reference.

                              Part IV


Item 14.  Financial Statements and Schedules, Exhibits and Reports on Form 8-K

(a)(1 and 2)   Financial Statements and Schedules

     The following consolidated financial information is included as a separate section of this annual report on Form 10-K:

                                                                          Page
                                                                         ------
Reckson Associates Realty Corp.
Report of Independent Auditors                                            IV-5
Consolidated Balance Sheets as of December 31, 1998 and
   December 31, 1997                                                      IV-6
Consolidated Statements of Income for the years ended
December 31, 1998, 1997 and 1996                                          IV-7
Consolidated Statement of Stockholders' Equity for the years
   ended December 31, 1998, 1997 and 1996.                                IV-8
Consolidated Statements of Cash Flows for the years ended
   December 31, 1998, 1997 and 1996 .                                     IV-9
Notes to Financial Statements                                            IV-10
Schedule III - Real Estate and Accumulated Depreciation                  IV-30

     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(3) Exhibits

Exhibit  Filing
Number   Reference              Description


     3.1     a  Amended and Restated Articles of Incorporation
     3.2     a  By-Laws of Registrant
     3.3     h  Articles Supplementary of the Registrant filed with the
                Maryland State Department of Assessments and Taxation on April 9, 1998
     4.1     b  Specimen Share Certificate of Common Stock
     4.2     h  Specimen Share Certificate of Preferred Stock
    10.1     a  Amended and Restated Agreement of Limited Partnership
                of Reckson Operating Partnership, L. P.
    10.2     h  Supplement to the Amended and Restated Agreement of
                Limited Partnership of Reckson Operating Partnership, L.P. Establishing Series A Preferred Units of Limited Partnerships Interest.
    10.3     h  Supplement to the Amended and Restated Agreement
                of Limited Partnership of Reckson Operating
                Partnership, L. P. Establishing Series B Preferred Units of Limited Partnership Interest.
    10.4     h  Supplement to the Amended and Restated Agreement
                of Limited Partnership of Reckson Operating
                Partnership, L. P. Establishing Series C Preferred
                Units of Limited Partnership Interest.
    10.5     h  Supplement to the Amended and Restated Agreement
                of Limited Partnership of Reckson Operating
                Partnership, L. P. Establishing Series D Preferred
                Units of Limited Partnership Interest.
    10.6     f  Third Amended and Restated Agreement of Limited
                Partnership of Omni Partners, L. P.
    10.7 Amendment and Restatement of Employment and Non-Competition Agreement between Registrant and
                Donald Rechler.
    10.8 Amendment and Restatement of Employment and Non-Competition Agreement between Registrant and
                Scott Rechler.
    10.9 Amendment and Restatement of Employment and Non-Competition Agreement between Registrant and Mitchell Rechler.
   10.10 Amendment and Restatement of Employment and Non-Competition Agreement between Registrant and
                Gregg Rechler.
   10.11 Amendment and Restatement of Employment and Non-Competition Agreement between Registrant and
                Roger Rechler.
   10.12 Amendment and Restatement of Employment and Non-Competition Agreement between Registrant and J. Michael Maturo.
   10.13     a  Purchase Option Agreements relating to the Reckson
                Option Properties
   10.14     a  Purchase Option Agreements relating to the Other
                Option Properties
   10.15     c  Amended 1995 Stock Option Plan
   10.16     c  1996 Employee Stock Option Plan
   10.17     b  Ground Leases for certain of the properties
   10.18 Third Amended and Restated Agreement of Limited Partnership of Reckson FS Limited Partnership
   10.19     a  Indemnity Agreement relating to 100 Oser Avenue
   10.20     f  Amended and Restated 1997 Stock Option Plan
   10.21     f  1998 Stock Option Plan
   10.22     f  Amended and Restated Agreement of Limited
                Partnership of Reckson Morris Operating Partnership,
                L. P.
   10.23     f  Note Purchase Agreement for the Senior Unsecured Notes
   10.24 Amended and Restated Severance Agreement between Registrant and Donald Rechler
   10.25 Amended and Restated Severance Agreement between Registrant and Scott Rechler
   10.26 Amended and Restated Severance Agreement between Registrant and Mitchell Rechler
   10.27 Amended and Restated Severance Agreement between Registrant and Gregg Rechler
   10.28 Amended and Restated Severance Agreement between Registrant and Roger Rechler
   10.29 Amended and Restated Severance Agreement between Registrant and J. Michael Maturo
   10.30     d  $500 million Credit Agreement dated July 23, 1998
                among Reckson Operating Partnership, L. P. and
                Reckson Morris Operating Partnership, L. P. and the Chase Manhattan Bank, UBS AG and PNC Bank and
                other lenders party thereto
   10.31     e  $75 million Amended and Restated Credit Agreement
                dated January 12, 1999 among Reckson Operating Partnership, L. P. and Reckson Morris Operating Partnership, L. P. and ING (U.S.) Capital LLC and the Chase Manhattan Bank and other lenders party thereto
   10.32     g  Agreement and Plan of Merger by and among Tower
                Realty Trust, Inc., Reckson Associates Realty Corp., Reckson Operating Partnership, L. P. and Metropolitan Partners LLC, dated December 8, 1998
   10.33     g  Stock Purchase Agreement by and between Tower
                Realty Trust Inc. and Metropolitan Partners LLC, dated December 8, 1998
   10.34     g  Amended and Restated Operating Agreement of
                Metropolitan Partners LLC, dated December 8, 1998
   10.35        Intercompany Agreement by and between Reckson
                Operating Partnership, L. P. and Reckson Service Industries, Inc., dated May 13, 1998
   10.36 Credit Agreement dated as of June 15, 1998 between Reckson Service Industries, Inc., as borrower and Reckson Operating Partnership, L. P., as Lender relating to Reckson Strategic Venture Partners, LLC
   10.37 Credit Agreement dated as of June 15, 1998 between Reckson Service Industries, Inc., as borrower and Reckson Operating Partnership, L. P., as Lender relating to the operations of Reckson Service
                Industries, Inc.
    12.1        Statement of Ratios of Earnings to Fixed Charges
    21.1        Statement of Subsidiaries
    23.0        Consent of Independent Auditors
    24.1        Power of Attorney (included in Part IV of the Form 10-K)
    27.0        Financial Data Schedule
---
a  Previously filed as an exhibit to Registration
   Statement on Form S-11 (No.333-1280) and incorporated herein by reference.
b  Previously filed as an exhibit to Registration
   Statement on Form S-11 (No.33-84324) and incorporated herein by reference.
c  Previously filed as an exhibit to the Company's Form
   8-K report filed with the SEC on November 25, 1996 and incorporated herein by reference.
d  Previously filed as an exhibit to the Company's Form
   8-K report filed with the SEC on August 14, 1998 and incorporated herein by reference.
e  Previously filed as an exhibit to the Company's Form
   8-K report filed with the SEC on February 5, 1999 and incorporated herein by reference.
f  Previously filed as an exhibit to the Company's Form
   10-K filed with the SEC on March 26, 1998 and incorporated herein by reference.
g  Previously filed as an exhibit to the Company's Form
   8-K report filed with the SEC on December 22, 1998 and incorporated herein by reference.
h  Previously filed as an exhibit to the Company's Form
   8-K report filed with the SEC on March 1, 1999 and incorporated herein by reference.

(b) Reports on Form 8-K

     On November 2, 1998, the Company filed a report on Form 8-K related to press releases announcing the litigation involving the Company and Tower Realty Trust, Inc.

     On December 8, 1998, the Company filed a report on Form 8-K announcing the execution of a revised merger agreement with Tower Realty Trust, Inc.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 1999.

                              Reckson Associates Realty Corp.

                              By:       /s/ Donald J. Rechler
                                       -----------------------
                                        (Donald J. Rechler)
                                     Chairman of the Board, and
                                      Chief Executive Officer

     KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Reckson Associates Realty Corp., hereby severally constitute Scott
H. Rechler, Mitchell D. Rechler and Michael Maturo, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Reckson Associates Realty Corp. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                             Title                                  Date
 /s/ Donald J. Rechler           Chairman of the Board, Chief           March 15, 1999
----------------------           Executive Officer and Director
(Donald J. Rechler)              (principal executive officer)

  /s/ Scott Rechler              President, Chief Operating Officer     March 15, 1999
----------------------           and Director
(Scott Rechler)

  /s/ Roger M. Rechler           Vice Chairman of the Board and         March 15, 1999
----------------------           Director
(Roger M. Rechler)

  /s/ Michael Maturo             Executive Vice President,              March 15, 1999
----------------------           Treasurer and Chief Financial
(Michael Maturo)                 Officer (principal financial officer
                                 and principal accounting officer)

  /s/ Mitchell D. Rechler        Executive Vice President and           March 15, 1999
----------------------           Director
(Mitchell D. Rechler)

 /s/ Harvey R. Blau              Director                               March 15, 1999
----------------------
(Harvey R. Blau)

  /s/ Leonard Feinstein          Director                               March 15, 1999
----------------------
(Leonard Feinstein)

  /s/ John V.N. Klein            Director                               March 15, 1999
----------------------
(John V.N. Klein)

  /s/ Conrad Stephenson          Director                               March 15, 1999
----------------------
(Conrad Stephenson)

  /s/ Herve A. Kevenides         Director                               March 15, 1999
----------------------
(Herve A. Kevenides)

  /s/ Lewis S. Ranieri           Director                               March 15, 1999
----------------------
(Lewis S. Ranieri)

                         Report of Independent Auditors




Board of Directors and Stockholders
Reckson Associates Realty Corp.

     We have audited the accompanying consolidated balance sheets of Reckson Associates Realty Corp. as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the financial statement schedule listed in the index at item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reckson Associates Realty Corp. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                              ERNST & YOUNG LLP







New York, New York
February 11, 1999

                         RECKSON ASSOCIATES REALTY CORP.
                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                             December 31,
                                                      -------------------------
                                                           1998         1997
                                                       ----------    ----------
ASSETS

Commercial real estate properties, at cost
  (Notes 2, 3, 5, 7 and 8)
   Land ............................................  $   212,540    $  138,526
   Buildings and improvements ......................    1,372,549       818,229
Developments in progress:

   Land ............................................       69,143        36,857
   Development costs ...............................       82,901        17,616
Furniture, fixtures and equipment ..................        6,090         4,054
                                                      -----------    ----------
                                                        1,743,223     1,015,282
           Less accumulated depreciation ...........     (159,049)     (111,068)
                                                      -----------    ----------
                                                        1,584,174       904,214

Investments in real estate joint ventures ..........       15,104         7,223
Investment in mortgage notes and notes
  receivable (Note 8) ..............................       99,268       104,509
Cash and cash equivalents (Note 12) ................        2,349        21,828
Tenant receivables .................................        5,159         4,975
Investments in and advances to affiliates (Note 7) .       53,329        26,547
Deferred rent receivable ...........................       22,526        14,973
Prepaid expenses and other assets (Notes 7 and 8) ..       46,372         5,248
Contract and land deposits and pre-acquisition costs        2,253         7,559
Deferred lease and loan costs, less
   accumulated amortization of $18,170 (1998)
   and $14,844 (1997) ..............................       24,282        16,181
                                                      -----------    ----------
   Total Assets ....................................  $ 1,854,816    $1,113,257
                                                      ===========    ==========

LIABILITIES

Mortgage notes payable (Note 2) ....................  $   253,463    $  180,023
Unsecured credit facility (Note 3) .................      465,850       210,250
Unsecured term loan (Note 3) .......................       20,000          --
Senior unsecured notes (Note 4) ....................      150,000       150,000
Accrued expenses and other liabilities (Note 5) ....       48,565        30,987
Dividends and distributions payable ................       19,663           120
Affiliate payables (Note 7) ........................        2,395           807
                                                      -----------    ----------
   Total Liabilities ...............................      959,936       572,187
                                                      -----------    ----------

Minority interests' in consolidated partnerships ...       52,173         6,655
Preferred unit interest in the operating partnership       42,518          --
Limited Partners' minority interest in
   the operating partnership .......................       94,125        85,750
                                                      -----------    ----------
                                                          188,816        92,405
                                                      -----------    ----------
Commitments and other comments
   (Notes 9, 10, 13 and 16) ........................         --            --

STOCKHOLDERS' EQUITY (Note 6)
Preferred Stock, $.01 par value, 25,000,000
   shares authorized, 9,192,000 and 0
   issued and outstanding ..........................           92          --
Common Stock, $.01 par value, 100,000,000 shares
   authorized, 40,035,419 and 37,770,158 shares
   issued and outstanding, respectively.............          400           378
Additional paid in capital..........................      705,572       448,287
                                                      -----------    ----------
   Total Stockholders' Equity.......................      706,064       448,665
                                                      -----------    ----------
   Total Liabilities and Stockholders' Equity.......  $ 1,854,816    $1,113,257
                                                      ===========    ==========

                (see accompanying notes to financial statements)

                                RECKSON ASSOCIATES REALTY CORP.
                               CONSOLIDATED STATEMENTS OF INCOME

                              (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                          For the Year Ended December 31,
                                                     -----------------------------------------
                                                        1998            1997          1996
                                                     -----------    -----------    -----------
REVENUES (Note 10):

  Base rents .....................................   $   224,703    $   128,778    $    82,150
  Tenant escalations and reimbursements ..........        27,744         14,981         10,628
  Equity in earnings of service companies ........         1,233             55          1,031
  Equity in earnings of real estate joint ventures           603            459            266
  Interest income on mortgage notes and notes
    receivable ...................................         7,739          5,437           --
  Investment and other income (Note 8) ...........         4,351          3,685          2,066
                                                     -----------    -----------    -----------

Total Revenues ...................................       266,373        153,395         96,141
                                                     -----------    -----------    -----------

EXPENSES:
   Property operating expenses ...................        47,919         28,943         18,959
   Real estate taxes .............................        35,541         20,579         13,935
   Ground rents ..................................         1,761          1,269          1,107
   Marketing, general and administrative .........        15,919          8,292          5,949
   Interest ......................................        47,795         21,585         13,331
   Depreciation and amortization .................        52,957         27,237         17,670
                                                     -----------    -----------    -----------

Total Expenses ...................................       201,892        107,905         70,951
                                                     -----------    -----------    -----------

Income before preferred dividends and
   distributions, minority interests'
   and extraordinary items .......................        64,481         45,490         25,190
Minority partners' interests in consolidated
   partnerships ..................................        (2,763)          (807)          (808)
Distributions to preferred unit holders ..........        (1,753)          --             --
Limited partners' minority interest
   in the operating partnership ..................        (7,909)        (7,817)        (5,960)
                                                     -----------    -----------    -----------

Income before extraordinary items and
  dividends to preferred shareholders ............        52,056         36,866         18,422
Extraordinary items - (loss)  on
  extinguishment of debts, net of
  limited partners' minority interest
  share of $323, $578 and $364,
  respectively (Note 3).. ........................        (1,670)        (2,230)          (895)

Dividends to preferred shareholders...............       (12,491)          --             --
                                                     -----------    -----------    -----------

Net income available to common
  shareholders ...................................   $    37,895    $    34,636    $    17,527
                                                     -----------    -----------    -----------

Basic net income per common share:
Income before extraordinary items.................   $      1.00    $      1.13    $       .92
Extraordinary items - (loss) on
  extinguishment of debts                                   (.04)          (.07)          (.04)
                                                     -----------    -----------    -----------

Net income per common share.....................     $       .96    $      1.06    $       .88
                                                     ===========    ===========    ===========

Weighted average common shares
  outstanding ..................................      39,473,000     32,727,000     19,928,000
                                                     -----------    -----------    -----------

Diluted net income per common share
  (Notes 1 and 6) .........................          $       .95    $      1.04    $       .87
                                                     ===========    ===========    ===========

Diluted weighted average common
  shares outstanding (Notes
  1 and 6).................................           40,010,000     33,260,000     20,190,000
                                                     ===========    ===========    ===========


                (see accompanying notes to financial statements)

                         RECKSON ASSOCIATES REALTY CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                                                           Limited
                                                                                   Additional                  Total       Partners'
                                                            Common     Preferred      Paid      Retained    Stockholders'  Minority
                                                             Stock       Stock     in Capital   Earnings       Equity      Interest
                                                           ---------   ---------   ---------    ---------   ------------  ---------
Stockholders' equity, December 31, 1995 ................   $      75   $    --     $  61,684    $    --      $  61,759    $  26,148

Proceeds from public offerings .........................          47        --       120,498         --        120,545       24,671
Issuance of operating partnership units
  (Note 12) ............................................        --          --        10,909         --         10,909        3,135
Proceeds from exercise of employee options .............        --          --           263         --            263           75
Two for one stock split (Note 6) .......................         122        --          (122)        --           --           --
Net Income .............................................        --          --          --         17,527       17,527        5,596
Dividends and distributions paid and
 payable ...............................................        --          --        (6,609)     (17,527)     (24,136)      (7,746)
                                                           ---------   ---------   ---------    ---------    ---------    ---------

Stockholders' equity, December 31, 1996 ................         244        --       186,623         --        186,867       51,879
Two for one stock split (Note 6) .......................          50        --           (50)        --           --           --
Proceeds from public offerings .........................          80        --       256,564         --        256,644       33,925
Issuance of operating partnership units
   (Note 12) ...........................................        --          --         9,473         --          9,473        1,236
Proceeds from exercise of employee options .............           4        --         1,706         --          1,710          178
Net Income .............................................        --          --          --         34,636       34,636        7,239
Dividends and distributions paid and
  payable ..............................................        --          --        (6,029)     (34,636)     (40,665)      (8,707)
                                                           ---------   ---------   ---------    ---------    ---------    ---------
Stockholders' equity, December 31, 1997 ................         378        --       448,287         --        448,665       85,750
Proceeds from preferred offering .......................        --            92     220,708         --        220,800         --
Conversions of preferred stock .........................        --          --           (31)        --            (31)          31
Proceeds from public offerings .........................          21        --        41,340         --         41,361        8,785
Issuance of operating partnership units
   (Note 12) ...........................................        --          --        11,576         --         11,576        2,458
Proceeds from exercise of employee options .............           1        --           990         --            991          210
Net income .............................................        --          --          --         37,895       37,895        7,586
Dividends and distributions paid
   and payable .........................................        --          --       (17,298)     (37,895)     (55,193)     (10,695)
                                                           ---------   ---------   ---------    ---------    ---------    ---------

Stockholders' equity, December 31, 1998 ................   $     400   $      92   $ 705,572    $    --      $ 706,064    $  94,125
                                                           =========   =========   =========    =========    =========    =========

                (see accompanying notes to financial statements)

                                           RECKSON ASSOCIATES REALTY CORP.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   (IN THOUSANDS)

                                                                                  For the Year Ended December 31,
                                                                                -----------------------------------
                                                                                 1998          1997          1996
                                                                                ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS .................................   $  37,895    $  34,636    $  17,527
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization ............................................      52,957       27,237       17,670
   Loss on extinguishment of debts, net of minority interest ................       1,670        2,230          895
   Minority partners' interest in consolidated partnerships .................       2,763          807          808
   Limited partners' minority interest in the operating partnership..........       7,909        7,817        5,960
   Gain on sale of interest in Reckson Executive Centers, LLC ...............          (9)        --           --
   Gain on sales of property and securities .................................         (43)        (672)        --
   Distribution from investments in real estate joint ventures ..............         470          408          191
   Equity in  earnings of service companies .................................      (1,233)         (55)        (931)
   Equity in earnings of real estate joint ventures .........................        (603)        (459)        (266)
Changes in operating assets and liabilities:

   Deferred rents receivable ................................................      (7,553)      (4,500)      (3,837)
   Prepaid expenses and other assets ........................................      (6,499)      (1,931)        (608)
   Tenant and affiliate receivables .........................................        (184)      (1,183)        (256)
   Accrued expenses and other liabilities ...................................      30,667       11,427        4,700
                                                                                ---------    ---------    ---------
   Net cash provided by operating activities ................................     118,207       75,762       41,853
                                                                                ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of commercial real estate properties ...........................    (449,241)    (429,379)    (181,130)
   Investment in mortgage notes and notes receivable ........................       4,072      (50,282)     (50,892)
   Interest receivables .....................................................       2,602       (2,392)        (870)
   (Increase) decrease in contract deposits and preacquisition costs ........       8,839       (1,303)      (6,668)
   Additions to developments in progress ....................................     (97,570)     (40,367)      (8,427)
   Additions to commercial real estate properties ...........................     (21,181)     (12,038)     (12,441)
   Payment of leasing costs .................................................      (8,802)      (5,417)      (5,028)
   Investments in securities ................................................     (42,299)      (1,756)        --
   Additions to furniture, fixtures and equipment ...........................      (2,071)      (1,159)        (115)
   Investments in and advances to real estate joint ventures ................      (7,773)      (1,734)      (5,832)
   Investment in service companies ..........................................        --         (4,241)      (3,170)
   Distribution from a service company ......................................          15         --           --
   Additions to capital escrow reserves .....................................        (700)        --           --
   Proceeds from sales of property and securities ...........................         809          725         --
                                                                                ---------    ---------    ---------
   Net cash (used in)investing activities ...................................    (613,300)    (549,343)    (274,573)
                                                                                ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from borrowings .................................................        --           --         54,402
   Principal payments on borrowings .........................................      (4,735)      (1,624)        (380)
   Proceeds from issuance of senior unsecured notes .........................        --        150,000         --
   Proceeds from issuance of preferred stock, net of issuance costs..........     220,800         --           --
   Proceeds from mortgage refinancing's, net of refinancing costs ...........      11,458       20,134         --
   Payment of loan costs and prepayment penalties ...........................      (4,738)      (4,983)      (2,525)
   Investments in and advances to affiliates ................................     (23,452)     (20,513)      (2,952)
   Proceeds from credit facilities ..........................................     393,100      421,000      144,500
   Principal payments on credit facilities ..................................    (137,500)    (319,250)     (76,000)
   Proceeds from term loan ..................................................      20,000         --           --
   Proceeds from issuance of common stock, and
     exercise of options net of issuance costs ..............................      51,934      299,991      145,317
   Contribution by a minority partner in a consolidated partnership .........      10,000         --           --
   Distribution to minority partners in consolidated partnerships ...........      (3,570)      (5,355)      (1,392)
   Distributions to limited partners in the operating partnership ...........      (7,576)      (8,707)      (5,719)
   Distributions to preferred unitholders ...................................      (1,312)        --           --
   Dividends to common shareholders .........................................     (39,157)     (47,972)     (16,827)
   Dividends to preferred shareholders ......................................      (9,638)        --           --
                                                                                ---------    ---------    ---------
Net cash provided by financing activities ...................................     475,614      482,721      238,424
                                                                                ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents ........................     (19,479)       9,140        5,704
Cash and cash equivalents at beginning of period ............................      21,828       12,688        6,984
                                                                                ---------    ---------    ---------
Cash and cash equivalents at end of period ..................................   $   2,349    $  21,828    $  12,688
                                                                                =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest .................................   $  41,822      $20,246    $  13,261
                                                                                =========      =======    =========

                (see accompanying notes to financial statements)

                         RECKSON ASSOCIATES REALTY CORP.
                          NOTES TO FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Reckson Associates Realty Corp. (the "Company") is a self administered and self managed real estate investment trust ("REIT")engaged in the ownership, management, operation, leasing and development of commercial real estate properties, principally office and industrial buildings and owns land for future development (collectively, the "Properties") located in the New York tri-state area (the "Tri State Area").

ORGANIZATION AND FORMATION OF THE COMPANY

         The Company was incorporated in Maryland in September 1994 and on June 2, 1995 completed an initial public offering of 6,120,000 shares (pre split) of $.01 par value common stock ("the Offering"). The Offering price was $24.25 per share (pre split) resulting in gross proceeds of $148,410,000. The Company also issued 400,000 shares (pre split) in a concurrent offering to the Rechler family resulting in $9,700,000 of additional proceeds. On June 28, 1995, the underwriters exercised their over allotment option and, accordingly, the Company issued an additional 918,000 shares (pre split) of common stock and received gross proceeds of $22,261,500. The aggregate proceeds to the Company, net of underwriters' discount, advisory fee and offering costs were approximately $162,000,000.

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

         During 1997, the Company formed Reckson Service Industries, Inc. ("RSI") and Reckson Strategic Venture Partners, LLC ("RSVP"). The Operating Partnership owned a 95% non voting common stock interest in RSI through June 10, 1998. On June 11, 1998, the Operating Partnership distributed its 95% common stock interest in RSI of approximately $3 million to its owners, including the Company which, in turn, distributed the common stock of RSI to its stockholders. Additionally, during June 1998, the Operating Partnership established a credit facility with RSI (the "RSI Facility") in the amount of $100 million for RSI's service sector operations and other general corporate purposes. As of December 31, 1998, the Company had advanced $ 33.7 million under the RSI facility all of which is outstanding. In addition, the Operating Partnership approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT-qualified investments or advances made to RSI under terms similar to the RSI Facility. As of December 31, 1998, approximately $17.3 million had been invested through the RSVP Commitment, of which $10.1 million represents RSVP controlled joint venture investments and $7.2 million represents advances to RSI under the RSVP Commitment. Such amounts have been included in investment in real estate joint ventures and investments in and advances to affiliates, respectively, on the accompanying balance sheet. RSI serves as the managing member of RSVP. RSI invests in operating companies that generally provide commercial services to the RSI customer base which includes the tenants of RSI's executive suite business and to properties owned by the Company and its tenants and third parties. RSVP was formed to provide the Company with a research and development vehicle to invest in alternative real estate sectors. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus. RSVP's strategy is to identify and acquire interests in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as a platform for future growth.

         On January 6, 1998, the Company made an initial investment in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. In connection with the transaction the Morris Companies contributed 100% of their interests in certain industrial properties to Reckson Morris Operating Partnership, L.P. ("RMI") in exchange for operating partnership units in RMI. The Company has agreed to invest up to $150 million in RMI. As of December 31, 1998, the Company has invested approximately $93.8 million for an approximate 71.8% controlling interest in RMI.

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership as at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998. The
Operating Partnership's investments in Metropolitan Partners, LLC ("Metropolitan"), RMI and Omni Partners, L. P. ("Omni") are reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partners' interest. The operating results of the service businesses currently conducted by Reckson Management Group, Inc., ("RMG"), and Reckson Construction Group, Inc., are reflected in the accompanying financial statements on the equity method of accounting. The operating results of Reckson Executive Centers, L.L.C., ("REC"), a service business of the Operating Partnership were reflected in the accompanying financial statements on the equity method of accounting through March 31, 1998. On April 1, 1998, the Operating Partnership sold its 9.9% interest in REC to RSI. Additionally, the operating results of RSI were reflected in the accompanying financial statements on the equity method of accounting through June 10, 1998. On June 11, 1998 the Operating Partnership distributed its 95% common stock interest in RSI to its owners, including the Company which, in turn, distributed the common stock of RSI to its stockholders. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest, such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

         The minority interests at December 31, 1998 represent an approximate 16.2% limited partnership interest in the Operating Partnership, an approximate 28.2% interest in RMI, a 25% interest in Metropolitan and a 40% interest in Omni.


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

Deferred Costs

         Lease fees and loan costs are capitalized and amortized over the life of the related lease or loan. The Company incurred costs related to offerings of common and preferred stock which were charged to Stockholders' Equity.

Income Taxes

         The Company generally will not be subject to federal income taxes as long as it qualifies as a REIT. A REIT will generally not be subject to federal income taxation on that portion of income that qualifies as REIT taxable income and to the extent that it distributes such taxable income to its stockholders and complies with certain requirements. As a REIT, the Company is allowed to reduce taxable income by all or a portion of distributions to stockholders and must distribute at least 95% of its taxable income to qualify as a REIT. As distributions, for federal income tax purposes, have exceeded taxable income, no federal income tax provision has been reflected in the accompanying consolidated financial statements. State income taxes are not significant.

         During  1998,  the  Company  paid  cash  dividends  of $.99  per  share
(representing dividends for three quarters) of which 100% was considered ordinary income for federal income tax purposes. In addition, on June 11, 1998, the Company paid a stock dividend equivalent to $.0824 per share relating to the Operating Partnership's distribution of its common stock interest in RSI to the Company. The stock dividend was also considered ordinary income for federal income tax purposes. During 1997, the Company paid dividends of $1.54 per share (representing dividends for five quarters) of which approximately 72% was considered ordinary income and 28% was a return of capital for federal income tax purposes.

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

Earnings Per Share

         In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. The conversion of Units into common stock would not have a significant effect on per share amounts as the Units share proportionately with the common stock in the results of the Operating Partnership's operations.

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

Recent Pronouncements

         In 1997, the FASB issued the following statements (i) Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") which is effective for fiscal years beginning after December 15, 1997. SFAS 130 established standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this standard had no impact on the Company's financial position or results of operations. (ii) Statement No. 131 "Disclosures about segments of an Enterprise and Related Information" ("SFAS 131") which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this standard had no impact on the Company's financial position or results of operations, but did affect the disclosure of segment information. See Note 11.

Reclassifications

         Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       MORTGAGE NOTES PAYABLE

         At December 31, 1998, there were 17 mortgage notes payable with an aggregate outstanding principal amount of approximately $253 million. Properties with an aggregate carrying value at December 31, 1998 of approximately $330 million are pledged as collateral against the mortgage notes payable. In addition, $48.6 million of the $253 million are recourse to the Company. The mortgage notes bear interest at rates ranging from 6.45% to 9.25%, and mature between 1999 and 2012. The weighted average interest rate on the outstanding mortgage notes payable at December 31, 1998 is 7.8%. Certain of the mortgage notes payable are guaranteed by certain minority partners in the Operating Partnership.

         Scheduled   principal   repayments  during  the  next  five  years  and
thereafter are as follows (in thousands):

          Year Ended December 31,

          --------------------------

          1999.........................      $   10,752
          2000.........................          32,131
          2001.........................          19,440
          2002.........................          12,937
          2003.........................          19,295
          Thereafter...................         158,908
                                             ----------
                                             $  253,463
                                             ==========

3.       CREDIT FACILITIES

         On July 23, 1998, the Company obtained a three year $500 million unsecured revolving credit facility (the "Credit Facility") from Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the credit facility bank group. Interest rates on borrowings under the Credit Facility are priced off of LIBOR plus a sliding scale ranging from 112.5 basis points to
137.5 basis points based on the leverage ratio of the Company. Upon the Company receiving an investment grade rating on its senior unsecured debt by two rating agencies, the pricing is adjusted based off of LIBOR plus a scale ranging from 65 basis points to 90 basis points depending upon the rating. The Credit Facility replaced and restructured the Company's existing $250 million unsecured credit facility and $200 million unsecured bridge facility. As a result, certain deferred loan costs incurred in connection with those facilities were written off. Such amount has been reflected as an extraordinary loss on the accompanying statement of operations. The Company utilizes the Credit Facility primarily to finance the acquisitions of properties and other real estate investments, fund its development activities and for working capital purposes. At December 31, 1998, the Company had availability under the Credit Facility to borrow an additional $8.1 million (net of $26.1 million of outstanding undrawn letters of credit).

         On December 4, 1998, the Company obtained a one year $50 million unsecured term loan (the "Term Loan") from Chase Manhattan Bank. On January 13, 1999, the Company and Chase Manhattan Bank increased the total availability under the Term Loan to $75 million. Interest rates on borrowings under the Term Loan are priced off LIBOR plus 150 basis points for the first nine months and 175 basis points for the remaining three months. At December 31, 1998, the Company had availability under the Term Loan to borrow an additional $30 million which was increased to $55 million on January 13, 1999.


         The Company capitalized interest incurred on borrowings to fund certain development costs in the amount of $7,344,102, $2,351,201 and $800,434 for the years ended December 31, 1998, 1997 and 1996 respectively.

4.       SENIOR UNSECURED NOTES

         On August 28, 1997, the Company sold $150 million of 10-year senior unsecured notes in a privately placed transaction. The senior unsecured notes were priced at par with interest at 110 basis points over the 10- year treasury note for an all in coupon of 7.2%. Interest is payable semiannually with principal and unpaid interest due on August 28, 2007.

5.        LAND LEASES

         The Company leases, pursuant to noncancellable operating leases, the land on which ten of its buildings were constructed. The leases, which contain renewal options, expire between 2018 and 2080. The leases contain provisions for scheduled increases in the minimum rent and one of the leases additionally provides for adjustments to rent based upon the fair market value of the underlying land at specified intervals. Minimum ground rent is recognized on a straight-line basis over the terms of the leases. The excess of amounts recognized over amounts contractually due is approximately $2,316,000 and $1,948,000 at December 31, 1998 and 1997 respectively. These amounts are included in accrued expenses and other liabilities on the accompanying balance sheets. Future minimum lease commitments relating to the land leases as of December 31, 1998 are as follows (in thousands):

     1999.................................................... $1,781
     2000....................................................  1,783
     2001....................................................  1,800
     2002....................................................  1,819
     2003....................................................  1,818
     Thereafter.............................................. 50,174
                                                             -------
                                                             $59,175
                                                             =======

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

         During April 1998, the Company completed a preferred stock offering and sold 9,200,000 shares (including 1,200,000 shares related to the exercise of the underwriters over allotment option) of 7.625% Series A Convertible Cumulative Preferred Stock at a price of $25.00 per share for an aggregate consideration of $230 million before deducting offering expenses. The preferred stock is convertible to the Company's common stock at a conversion rate of .8769 shares of common stock for each share of preferred stock. As of December 31, 1998, 8,000 shares of the preferred stock were converted into the Company's common stock.

         On April 29, 1998, the Company completed a common stock offering and sold 1,093,744 common shares at a price of $24.38 per share for an aggregate consideration of approximately $26.7 million before deducting offering expenses.

         The Company has established the 1995, 1996, 1997 and 1998 Employee Stock Option Plans (the "Plans") for the purpose of attracting and retaining executive officers, directors and other key employees. As of December 31, 1998, 1,500,000, 400,000, 3,000,000 and 3,000,000 of the Company's authorized shares have been reserved for issuance under the 1995, 1996, 1997 and 1998 plans, respectively.

         The following table sets forth the outstanding options and their corresponding exercise price per share:

                                                          Exercise Price Range
                                             Options      --------------------
                                            Granted(1)     From (1)   To(1)
                                            ---------      --------   ------

     1995 Employee Stock Option Plan .....  1,483,538      $12.04     $24.79

     1996 Employee Stock Option Plan .....     71,300      $19.67     $22.67

     1997 Employee Stock Option Plan .....  2,485,965      $22.67     $27.04

     1998 Employee Stock Option Plan .....    999,167      $21.88     $25.67
                                            ---------      ------     ------
         Total ......................       5,039,970
                                            =========

     ---------
     (1)      Prices through December 31, 1996 are split adjusted.

         Options granted to new employees vest in three equal installments on the first, second and third anniversaries of the date of the grant. Options granted to existing employees are generally exercisable on the date of the grant.

         In addition, the independent directors of the Company have been granted options to purchase 117,000 shares pursuant to the 1995 Employee Stock Option Plan at exercise prices ranging from $12.04 to $24.79 per share and options to purchase 3,000 shares pursuant to the 1997 Employee Stock Option Plan at an exercise price of $25.23 per share. The options granted to the independent directors were exercisable on the date of the grant.

         The Company has made loans to certain executive officers to purchase 310,834 shares of common stock at market prices ranging from $22.50 per share to $27.13 per share. The loans bear interest at the mid-term Applicable Federal Rate and are secured by the shares purchased. Such loans including accrued interest will be forgiven each year on the annual anniversary of the grant date based upon a ten year amortization period with a balloon payment due on the fifth anniversary. As of December 31, 1998, the loan balances aggregated approximately $7,075,000 and have been included as a reduction of additional paid in capital on the accompanying consolidated balance sheets.

         During 1998 and 1997, 74,837 and 126,429, respectively of employee options were exercised resulting in proceeds to the Company of approximately $1,107,000 and $1,888,000, respectively.

         Pro forma information regarding net income and earnings per share is required by FAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS No. 123. The fair  value  for  these  options  was  estimated  at the date of  grant  using a
Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996; respectively: risk-free interest rate of 5%; dividend yields of 6.6%, 4.7% and 7.6%; volatility factors of the expected market price of the Company's common stock of .167, and a weighted-average expected life of the option of five years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows for the years ended December 31:

                                          1998           1997          1996
                                       ---------     -----------    ----------
Pro forma net income (in
   thousands) .......................  $   32,846    $    34,287    $   17,431
                                       ==========    ===========    ==========
Basic pro forma earnings per
     share ..........................  $      .83    $      1.05    $      .88
                                       ==========    ===========    ==========
Diluted pro forma earnings per
     share ..........................  $      .82    $      1.03    $      .86
                                       ==========    ===========    ==========


         A  summary  of  the  Company's  stock  option  activity,   and  related
information follows:

                                                               Weighted-Average
                                                  Options      Exercise Price(1)
                                                  -------      -----------------

      Outstanding - December 31, 1995 .........   864,060         $   12.23
          Granted .............................   621,478         $   16.94
          Exercised ...........................   (27,954)        $   12.39
          Forfeited ...........................   (36,370)        $   12.77
                                                ---------
      Outstanding - December 31, 1996 ......... 1,421,214         $   14.28
          Granted ............................. 1,123,300         $   26.67
          Exercised ...........................  (126,429)        $   14.94
          Forfeited ...........................   (10,319)        $   16.33
                                                ---------
      Outstanding- December 31, 1997 .......... 2,407,766         $   20.16
          Granted ............................. 2,431,132         $   24.03
          Exercised ...........................   (74,837)        $   14.76
          Forfeited ...........................   (30,417)        $   25.44
                                                ---------
      Outstanding - December 31, 1998 ......... 4,733,644         $   22.22
                                                =========
----------
(1)        Prices through December 31, 1996 are split adjusted

         The weighted average fair value of options granted for the years ended December 31, 1996, 1997 and 1998 was $.86, $1.47 and $2.06, respectively. In addition, there were 403,564 options at a weighted average per share exercise price of $13.95, 1,758,534 options at a weighted average per share exercise price of $20.16 and 4,527,144 options at a weighted average per share exercise price of $22.22 exercisable at December 31, 1996, 1997 and 1998, respectively.

         Exercise prices for options outstanding as of December 31, 1998 ranged from $12.04 per share to $27.04 per share. The weighted-average remaining contractual life of those options is approximately 8.56 years.

         The Company made loans to certain senior officers to purchase units at market prices ranging from $12.13 per unit to $21.94 per unit. The loans bear interest at rates ranging between 8% to 8.5% and are secured by the units purchased. Approximately $436,000 of such loans will be forgiven ratably at each anniversary of employment over a three to four year period and approximately $176,000 of such loans is due and payable with accrued interest on January 9, 2002. The loan balances of approximately $248,000 and $362,000 at December 31, 1998 and 1997, respectively have been included as a reduction of additional paid in capital on the accompanying consolidated balance sheets.

         The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted earnings per weighted average common share and the computation of basic and diluted earnings per share as required by FAS Statement 128 for the years ended December 31 (in thousands except for earnings per share data):

                                                    1998           1997          1996
                                                ------------    ----------    ----------
Numerator:

   Income before extraordinary items and
        dividends to preferred shareholders ... $     52,056    $   36,866    $   18,422
   Preferred stock dividends ..................      (12,491)         --            --
                                                  ----------    ----------    ----------
   Numerator for basic an diluted earnings
        per share ............................. $     39,565    $   36,866    $   18,422
                                                  ==========    ==========    ==========

Denominator:
   Denominator for basic earnings per share -
       weighted-average shares ................       39,473        32,727        19,928

   Effect of dilutive securities:
        Employee stock options ................          537           533           262
                                                  ----------    ----------    ----------

   Denominator for diluted earnings per share -
        adjusted weighted-average shares and
        assumed conversions ...................       40,010        33,260        20,190
                                                  ==========    ==========    ==========

Basic earnings per common share:
   Income before extraordinary items ..........   $     1.00    $     1.13    $      .92
   Extraordinary items ........................         (.04)         (.07)         (.04)
                                                  ----------    ----------    ----------
   Net income per common share ................   $      .96    $     1.06    $      .88
                                                  ==========    ==========    ==========
Diluted earnings per common share:
   Income before extraordinary items ..........   $      .99    $     1.11    $      .91
   Extraordinary items ........................         (.04)         (.07)         (.04)
                                                  ----------    ----------    ----------
   Diluted net income per common share ........   $      .95    $     1.04    $      .87
                                                  ==========    ==========    ==========

7.       RELATED PARTY TRANSACTIONS

         The Company, through its subsidiaries and affiliates, provides management, leasing and other tenant related services to the Properties. Certain executive officers of the Company have continuing ownership interests in the unconsolidated service companies.

         In connection with the IPO, the Company was granted options, exercisable over a 10 year period to acquire six properties owned by the Reckson Group, the predecessor to the Company, (the "Predecessor") (the "Reckson Option Properties") and four properties in which the Predecessor owns a non-controlling minority interest (the "Other Option Properties" and, together with the Reckson Option Properties, the "Option Properties") at a purchase price equal to the lesser of (i) a fixed purchase price and (ii) the Net Operating Income, as defined, attributable to such Option Property during the 12 month period preceding the exercise of the option divided by a capitalization rate of 11.5%, but the purchase price shall in no case be less than the outstanding balance of the mortgage debt encumbering the Option Property on the acquisition date.

         As of December 31, 1998, the Company acquired four of the Reckson Option Properties for an aggregate purchase price of approximately $35 million. In connection with the purchase of such Option Properties the Company issued 475,032 Units at prices ranging from $16.38 per unit to $21.00 per unit (split adjusted) as partial consideration in the transactions. Such Units were issued to certain members of management and entities whose partners included members of management. Additionally, during 1998, one of the Other Option Properties was sold by the Predecessor to a third party.

         The Company made construction loan advances to fund certain redevelopment and leasing costs relating to one of the Other Option Properties. At December 31, 1997 advances due to the Company were approximately $4,200,000. Such amount beared interest at the rate of 11% per annum and was due on demand. In January 1998, the outstanding advance including accrued and unpaid interest was repaid in full.

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

         Under the Reckson Intercompany Agreement, the Operating Partnership granted RSI a right of first opportunity to provide commercial services to the Operating Partnership and its tenants. RSI will provide services to the Operating Partnership at rates and on terms as attractive as either the best available for comparable services in the market or those offered by RSI to third parties. In addition, the Operating Partnership will give RSI access to its tenants with respect to commercial services that may be provided to such tenants and, under the Reckson Intercompany Agreement, subject to certain conditions, the Operating Partnership granted RSI a right of first refusal to become the lessee of any real property acquired by the Operating Partnership if the Operating Partnership determines that, consistent with the Company's status as a REIT, it is required to enter into a "master" lease agreement.

         On August 27, 1998 the Company announced the formation of a joint venture with RSVP and the Dominion Group, an Oklahoma-based, privately-owned group of companies that focuses on the development, acquisition and ownership of government occupied office buildings and correctional facilities. The new venture, Dominion Properties LLC (the "Dominion Venture"), is owned by Dominion Venture Group LLC, and by a subsidiary of the Company. The Dominion Venture will engage primarily in acquiring, developing and/or owning government-occupied office buildings and privately operated correctional facilities. Under the Dominion Venture's operating agreement, RSVP is to invest up to $100 million, some of which may be invested by the Company ( the "RSVP Capital"). The initial contribution of RSVP Capital was approximately $39 million of which approximately $10.1 million was invested by a subsidiary of the Company. The Company's subsidiary funded its capital contribution through the RSVP Commitment. In addition, the Company advanced approximately $2.9 million to RSI through the RSVP Commitment for an investment in RSVP which was then invested on a joint venture basis with the Dominion Group in certain service business activities related to the real estate activities. As of December 31, 1998, the Dominion Venture had investments in 11 government office buildings and two correctional facilities.

         During 1998, the Company made investments in and advances to RMG of approximately $29.5 million. Such investments and advances were used by RMG in connection with RMG's acquisition of an approximate 64% ownership interest in an executive office suite business. Concurrently with RMG's investment, RSI received an option to purchase RMG's interest at cost plus 8%. RMG is owned 97% by the Company and 3% by an entity owned by certain officers of the Company. On November 9, 1998, RSI exercised its option and, as a result RMG earned income during the period of ownership of approximately $707,000. In addition, RSI assumed the outstanding debt plus accrued interest owing to the Company.

8.       COMMERCIAL REAL ESTATE INVESTMENTS

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

         On January 6, 1998, the Company made an initial investment in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. In connection with the transaction the Morris Companies contributed 100% of their interests in certain industrial properties to RMI in exchange for operating partnership units in RMI. The Company has agreed to invest up to $150 million in RMI. As of December 31, 1998, the Company has invested approximately $93.8 million for an approximate 71.8% controlling interest in RMI.

          During  1998,   the  Company   acquired   three   office   properties
encompassing approximately 674,000 square feet, two industrial properties encompassing approximately 200,000 square feet and approximately 79.9 acres of vacant land which allows for approximately 816,000 square feet of future development opportunities on Long Island for an aggregate purchase price of approximately $82.8 million.

          During 1998, the Company acquired four office properties encompassing approximately 522,000 square feet, six industrial properties encompassing approximately 985,000 square feet and approximately 112.2 acres of vacant land which allows for approximately 815,000 square feet of future development opportunities in New Jersey for an aggregate purchase price of approximately $138.1 million.

         During 1998, the Company acquired Stamford Towers located in Stamford, Connecticut for approximately $61.3 million. Stamford Towers is a Class A office complex consisting of two eleven story towers totaling approximately 325,000 square feet.

         During 1998, the Company acquired a portfolio of six office properties encompassing approximately 980,000 square feet in Westchester County, New York from Cappelli Enterprises and affiliated entities ("Cappelli") for a purchase price of approximately $173 million. The Cappelli acquisition includes a five building, 850,000 square foot Class A office park in Valhalla and Court House Square, a 130,000 square foot Class A office building located in White Plains. The Company also obtained from Cappelli the remaining 50% interest in 360 Hamilton Avenue, a 365,000 square foot vacant office tower in downtown White Plains for $10 million plus the return of his capital contributions of approximately $1.5 million. In addition, the Company received an option from Cappelli to acquire the remaining development parcels within the Valhalla office park on which up to 875,000 square feet of office space can be developed. These acquisitions were financed in part through proceeds from a draw under the credit facilities, the issuance of 42,518 (approximately $42.5 million) preferred operating partnership units (the "Cappelli Preferred Units"), and the assumption of approximately $47.1 million of mortgage debt. Additionally, during 1998, the Company issued and advanced to Cappelli $19 million under two liquidity loans (the "Cappelli Liquidity Loans"). The Cappelli Liquidity Loans bear interest at rates ranging from 10% to 10.5% per annum and are secured by Cappelli's right, title and interest in the Cappelli Preferred Units. Such amounts have been included in investments in mortgage notes and notes receivable on the accompanying balance sheet. On February 3, 1999, the Company made an additional $5 million advance under the Cappelli Liquidity Loans.

         In July 1998, the Company formed a joint venture, Metropolitan Partners LLC, a Delaware limited liability company ("Metropolitan"), with Crescent Real Estate Equities Company, a Texas real estate investment trust ("Crescent"). Pursuant to a merger agreement executed on July 9, 1998 and amended and restated on August 11, 1998 (the "Initial Merger Agreement") between Metropolitan, the Company, Crescent and Tower Realty Trust Inc., a Maryland corporation ("Tower"), Metropolitan agreed, subject to the terms and conditions of the Merger Agreement, to purchase the common stock of Tower.

         Prior to the execution of the Initial Merger Agreement, Metropolitan identified certain potential tax issues regarding Tower's operations. Metropolitan entered into the Initial Merger Agreement only after Tower made detailed representations and warranties purporting to address these issues. In the course of due diligence, however, Metropolitan, the Company and Crescent discovered that these representations and warranties may not be correct and discussed these concerns with Tower, specifically advising Tower that they were not terminating the Initial Merger Agreement at that time. Metropolitan, the Company and Crescent invited Tower to respond to these concerns. However, on November 2, 1998, Tower filed a complaint in the Supreme Court of the State of New York alleging Metropolitan, the Company and Crescent willfully breached the Initial Merger Agreement. Tower, in the complaint, was seeking declaratory and other relief, including damages of not less than $75 million and specific performance by Metropolitan, the Company and Crescent of their obligations under the Initial Merger Agreement.

         On December 8, 1998,the Company, Metropolitan and Tower executed a revised merger agreement (the "Revised Merger Agreement"), pursuant to which Tower will be merged (the "Merger") into Metropolitan, with Metropolitan surviving the Merger. Concurrently with the Merger, Tower Realty Operating Partnership, L.P. ("Tower OP") will be merged with and into a subsidiary of Metropolitan. The consideration to be issued in the mergers will be comprised of
(i) 25% cash and (ii) 75% of shares of Class B Exchangeable Common Stock, par value $.01 per share, of the Company (the "Class B Common Stock"), or in certain circumstances described below, shares of Class B Common Stock and unsecured notes of the Operating Partnership. The Company controls Metropolitan and owns 100% of the common equity; Crescent owns a preferred equity investment in Metropolitan. The Revised Merger Agreement replaces the Initial Merger Agreement (which at that time was a 50/50 joint venture between the Company and Crescent) relating to the acquisition by Metropolitan of Tower for $24 per share.

         Pursuant to the terms of the Revised Merger Agreement, holders of shares of outstanding common stock of Tower ("Tower Common Stock"), and outstanding units of limited partnership interest of Tower OP will have the option to elect to receive cash or shares of Class B Common Stock, subject to proration. Under the terms of the transaction, Metropolitan will effectively pay for each share of Tower Common Stock and each unit of limited partnership interest of Tower OP the sum of (i) $5.75 in cash, and (ii) 0.6273 of a share of Class B Common Stock. The shares of Class B Common Stock are entitled to receive an initial annual dividend of $2.24 per share and is subject to adjustment annually. The shares of Class B Common Stock are exchangeable at any time, at the option of the holder, into an equal number of shares of common stock, par value $.01 per share, of the Company subject to customary antidilution adjustments. The Company, at its option, may redeem any or all of the Class B Common Stock in exchange for an equal number of shares of the Company's common stock at any time following the four year, six-month anniversary of the issuance of the Class B Common Stock. The Company's Board of Directors have recommended to the Company's stockholders the approval of a proposal to issue a number of shares of Class B Common Stock equal to 75% of the sum of (i) the number of outstanding shares of the Tower Common Stock and (ii) the number of Tower OP limited partnership units, in each case, at the effective time of the mergers. If the stockholders of the Company do not approve the issuance of the Class B Common Stock as proposed, the Revised Merger Agreement provides that approximately one-third of the consideration that was to be paid in the form of Class B Common Stock will be replaced by senior unsecured notes of the Operating Partnership, which notes will bear interest at the rate of 7% per annum and have a term of ten years. In addition, if the stockholders of the Company do not approve the issuance of Class B Common Stock as proposed and the Board of Directors of the Company withdraws or amends or modifies in any material respect its recommendation for, approval of such proposal, then the total principal amount of notes to be issued and distributed in the Merger will be increased by $15 million.

         Simultaneously with the execution of the Revised Merger Agreement, Metropolitan and Tower executed and consummated a stock purchase agreement (the "Series A Stock Purchase Agreement") pursuant to which Metropolitan purchased from Tower approximately 2.2 million shares of Series A Convertible Preferred Stock, par value $.01 per share, of Tower (the "Tower Preferred Stock"), for an aggregate purchase price of $40 million, $30 million of which was funded through a capital contribution by the Company to Metropolitan and which is included in prepaid expenses and other assets on the accompanying balance sheet. The Tower Preferred Stock has a stated value of $18.44 per share and is convertible by Metropolitan into an equal number of shares of Tower Common Stock at anytime after the termination, if any, of the Revised Merger Agreement, subject to customary antidilution adjustments. The Tower Preferred Stock is entitled to receive dividends equivalent to those paid on the Tower Common Stock. If the Revised Merger Agreement is not consummated and a court of competent jurisdiction issues a final, non-appealable judgment determining that the Company and Metropolitan are obligated to consummate the Merger but have failed to do so, or determining that the Company and Metropolitan failed to use their reasonable best efforts to take all actions necessary to cause certain closing conditions to be satisfied, Metropolitan is obligated to return to Tower $30 million of the Series A Preferred Stock.

         Immediately prior to the execution of the Revised Merger Agreement and consummation of the Series A Stock Purchase Agreement, the Company and Crescent executed the amended and restated operating agreement of Metropolitan (the "Metropolitan Operating Agreement") pursuant to which Crescent agreed to purchase a convertible preferred membership interest (the "Preferred Interest") in Metropolitan for an aggregate purchase price of $85 million. Ten million dollars of the purchase price was paid by Crescent to Metropolitan upon execution of the Metropolitan Operating Agreement to acquire the Tower Preferred Stock and the remaining portion is payable prior to the closing of the Merger and is expected to be used to fund a portion of the cash merger consideration. Upon closing of the Merger, Crescent's investment will accrue distributions at a rate of 7.5% per annum for a two-year period and may be redeemed by Metropolitan at any time during that period for $85 million, plus an amount sufficient to provide a 9.5% internal rate of return. If Metropolitan does not redeem the preferred interest, upon the expiration of the two-year period, Crescent must convert its interest into either (i) a common membership interest in Metropolitan or (ii) shares of the Company's common stock at a conversion price of $24.61.

         In connection with the revised transaction, Tower, the Company and Crescent have exchanged mutual releases for any claims relating to the Initial Merger Agreement.

          The Company anticipates that it will dispose of the assets in the Tower portfolio located outside of New York. In addition, the Company is also considering the disposition of certain of the Tower properties located in New York.

         In addition, the Company has invested approximately $61.3 million in certain mortgage indebtedness encumbering four Class A office buildings located on Long Island encompassing approximately 577,000 square feet, a 825,000 square foot industrial building located in New Jersey and a 400 acre parcel of land located in New Jersey. In addition, the Company has loaned approximately $17 million to its minority partner in Omni, its flagship Long Island office property, and effectively increased its economic interest in the property owning partnership.

9.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following disclosures of estimated fair value at December 31, 1998 were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

         Included in base rents and tenant escalations and reimbursements in the accompanying statements of operations are amounts from Reckson Executive Centers, LLC, a service business of the Company through March 31, 1998 and, a related party as follows (in thousands):

                                                                     TENANT
                                                                 ESCALATIONS AND
     FOR THE PERIODS                              BASE RENTS     REIMBURSEMENTS
     ---------------                              ----------     ---------------
     January 1 through March 31, 1998............  $     597        $    149
     Year ended December 31, 1997................  $   2,154        $    441
     Year ended December 31, 1996................  $   1,898        $    417



         Expected future minimum rents to be received over the next five years and thereafter from leases in effect at December 31, 1998 are as follows (in thousands):

          1999.................................. $     241,071
          2000..................................       222,112
          2001..................................       187,503
          2002..................................       165,730
          2003..................................       135,441
          Thereafter............................       386,953
                                                 -------------
                                                 $   1,338,810
                                                 =============

11.   SEGMENT DISCLOSURE

      The Company owns all of the interests in its real estate properties by or through the Operating Partnership. The Company's portfolio consists of Class A suburban office and industrial properties located in the Tri-State Area. In addition, with the acquisition and merger transaction with Tower, the Company has entered the Manhattan office market. Additionally, the Company's portfolio includes 23 industrial properties owned by RMI. Each of the divisions has a managing director who reports directly to the Chief Operating Officer and Chief Financial Officer who have been identified as the Chief Operating Decision Makers ("CODM")because of their final authority over resource allocation, decisions and performance assessment.

      The CODM evaluate the operating performance of these divisions based on geographic area. In addition, as the Company expects to meet its short term liquidity requirements in part through the Credit Facility and Term Loan, interest incurred on borrowings under the Credit Facility and Term Loan is not considered as part of property operating performance. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

      The following table sets forth the components of the Company's revenues and expenses and other related disclosures as required by FAS Statement 131 for the year ended December 31, 1998 (in thousands):

                                                                           Southern                                    Consolidated
                     Long Island     Westchester          New Jersey      Connecticut         RMI            Other          Totals
                   ---------------  --------------   -----------------   --------------  -------------   -------------  -----------

REVENUES:

  Base rents......       $   102,421  $     51,983       $     35,425     $     22,134     $   12,740     $      ---    $   224,703
  Tenant escalations and
    reimbursements......      10,721         7,433              3,746            3,242          2,397            205         27,744
  Equity in earnings of
    service companies           ---           ---                 ---              ---           ---           1,233          1,233
  Equity in earnings of
    real estate joint
    ventures............        ---           ---                 ---              ---           ---             603            603
  Interest income on
    mortgage notes and
    notes receivable....        ---           ---                 ---              ---           ---           7,739          7,739
  Investment and other
    income..............         407           15                  29                9           ---           3,891          4,351
                        ---------------  --------------   -----------------   --------------  -------------   -------------  -------

Total Revenues..........     113,549       59,431              39,200           25,385        15,137          13,671        266,373
                        ---------------  --------------   -----------------   --------------  -------------   ------------- -------

EXPENSES:

  Property operating
   expenses............       20,774       13,476               5,245            5,932           392           2,100         47,919
  Real estate taxes....       20,400        7,379               4,442            1,125         2,195             ---         35,541
  Ground rents.........        1,681            1                  34             ---            ---              45          1,761
  Marketing, general and
   administrative              6,835        1,530               1,820            1,514           456           3,764         15,919
  Interest.............        9,281        3,421                  15            3,934         1,101          30,043         47,795
  Depreciation and
   amortization........       20,930       10,810               7,536            4,425         3,491           5,765         52,957
                        ---------------  --------------   -----------------   --------------  -------------   -------------  -------

Total Expenses.........       79,901       36,617              19,092           16,930         7,635          41,717        201,892
                        ---------------  --------------   -----------------   --------------  -------------   ------------- --------

  Income before preferred
   dividends and
   distributions, minority
   interests' and
   extraordinary items.. $    33,648  $    22,814        $    20,108      $      8,455     $   7,502      $  (28,046)   $    64,481
                        ==============  =========        ===========      ============     =========      ===========   ===========

Total Assets............ $   518,648  $   405,836        $   170,623      $    329,365     $ 156,430      $  273,914    $ 1,854,816
                       ===============  =========        ===========      ============  =============   =============  ============

12.      NON-CASH INVESTING AND FINANCING ACTIVITIES

         Additional supplemental disclosures of non-cash investing and financing activities are as follows (in thousands):

(1) In January 1997, the Company acquired one of the Reckson Option Properties as follows:

              Mortgage assumed................                   $4,667
              Issuance of 203,804 Units (split adjusted)          4,280
              Cash paid.......................                       61
                                                                 ------
              Total purchase price............                   $9,008
                                                                 ======

(2) In November 1997, the Company acquired a 181,000 square foot industrial building located in Hauppauge, New York as follows:

              Mortgage assumed and repaid.....                   $3,037
              Issuance of 62,905 Units........                    1,578
              Cash paid.......................                       10
                                                                 ------
              Total purchase price............                   $4,625
                                                                 ======

(3) In December 1997, the Company purchased a 92,000 square foot industrial building located in Elmsford, New York as follows:

              Issuance of 183,469 Units.......                   $4,700
                                                                 ======


         On January 2, 1998, the Company issued an additional 18,752 Units in connection with the acquisition of a 92,000 square foot industrial building located in Elmsford, New York for an additional non cash investment of approximately $480,000.

         On January 6, 1998, the Company acquired an office property located in Uniondale, New York which included the issuance of 513,259 units for a total non cash investment of $12 million.

         On April 21, 1998, in connection with the acquisition of the Cappelli portfolio, the Company assumed approximately $45.1 million of indebtedness, issued 25,000 Series B preferred units and 11,518 Series C preferred units with a combined stated value of approximately $36.5 million for a total non cash investment of approximately $81.6 million. Additionally, during April 1998, in connection with the acquisition of 155 Passaic Avenue in Fairfield, New Jersey, the Company issued 1,979 Units for a total non cash investment of approximately $50,000.

         On June 11, 1998, the Operating Partnership distributed its 95% common stock interest in RSI of approximately $3 million to its owners, including the Company which, in turn, distributed the common stock of RSI to its shareholders.

         On July 2, 1998, in connection with the acquisition of 360 Hamilton Avenue located in White Plains, New York, the Operating Partnership assumed approximately $2 million of indebtedness and issued 6,000 Series D preferred units for a total non cash investment of approximately $8.0 million.

         On August 13, 1998, in connection with the acquisition of two office properties located in Parsippany, New Jersey, the Operating Partnership issued 50,072 Units for a total non cash investment of approximately $1.2 million

         During 1998, in connection with the Company's investment in the Morris Companies, the Company assumed approximately $23 million of indebtedness ($16.9 million net of minority partners interest). In addition, the Morris Companies contributed net assets of approximately $36 million to the Company in exchange for an approximate 28.2% minority partners interest in RMI.

13.      COMMITMENTS AND OTHER COMMENTS

         The Company entered into employment agreements with its chairman and five executive officers. The agreements are for five years and expire on May 31, 2003.

         The Company  sponsors a defined  contribution  savings plan pursuant to section 401(k) of the Internal Revenue Code. Under such plan, there are no prior service costs. All employees are eligible to participate in the plan after six months of service. Employer contributions are based on a discretionary amount determined by the Company's management. During 1998 and 1997, the Company made no contributions.

         The Company had outstanding undrawn letters of credit against its credit facilities of approximately $26.1 million and $4 million at December 31, 1998 and 1997, respectively.

14.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following summary represents the Company's results of operations for each quarter during 1998 and 1997 (in thousands, except share amounts):

                                                                                  1998
                                             ------------------------------------------------------------------------------
                                                First Quarter     Second Quarter      Third Quarter      Fourth Quarter
                                             -----------------    --------------      -------------      ------------------
Total revenues..............................  $         55,063    $       66,319      $      71,600      $           73,391
                                             =================    ==============      =============      ==================
Income before preferred dividends and
   distributions, minority interests' and
   extraordinary items......................  $         12,097    $       17,524      $      17,143      $           17,717
Preferred dividends and distributions.......               ---            (4,168)            (5,034)                 (5,042)
Minority interests'.........................            (2,524)           (3,445)            (1,874)                 (2,829)
Extraordinary (loss)........................               ---               ---             (1,670)                    ---
                                             ------------------   ---------------     --------------     -------------------

Net income available to common
   shareholders.............................  $          9,573    $        9,911      $       8,565      $           9,846
                                             =================    ==============      =============      ==================

Basic net income per weighted
average common share:
Income before extraordinary items...........  $            .25    $          .25      $         .25      $              .25
Extraordinary (loss)........................               ---               ---               (.04)                    ---
                                              -----------------   --------------      --------------     ------------------
Net income..................................  $            .25    $          .25      $         .21      $              .25
                                              ==================  ==============      ==============     ==================

Weighted average common shares
   outstanding..............................          38,182,577      39,636,815          40,011,627             40,034,781
                                              ==================  ==============      ==============     ==================

Diluted net income per common share
  (Notes 1 and 6):
Income before extraordinary items...........  $              .25  $          .25      $          .25     $              .24
Extraordinary items.........................                 ---             ---                (.04)                   ---
                                              ------------------  --------------      --------------     ------------------

Diluted net income per common share.........  $              .25  $          .25      $          .21     $              .24
                                              ==================  ==============      ==============     ==================

Diluted weighted average common
   shares outstanding.......................          38,767,454      40,178,083          40,533,540             40,533,023
                                              ==================  ==============      ==============     ==================


                                                                                  1997
                                             ------------------------------------------------------------------------------
                                             First Quarter      Second Quarter      Third Quarter      Fourth Quarter
                                             ----------------   ----------------    --------------     --------------------

Total revenues............................    $       31,692    $        36,194     $      40,342      $            45,167
                                             ================   ================    ==============     ====================

Income before minority interests' and
   extraordinary items....................    $        8,805    $        11,990     $      11,470      $            13,225
Minority interests'.......................            (2,021)            (2,194)           (2,061)                  (2,348)
Extraordinary (loss)......................               ---             (1,962)             (268)                     ---
                                             ----------------   ----------------    --------------     --------------------
Net income................................    $        6,784    $         7,834     $       9,141      $            10,877
                                             ================   ================    ==============     ====================

Basic net income per weighted
  average common share:
Income before extraordinary item..........    $          .26    $           .29     $         .27      $               .31
Extraordinary loss........................               ---               (.06)             (.01)                     ---
                                             ----------------   ----------------    --------------     --------------------

Net income................................    $          .26    $           .23     $         .26      $               .31
                                             ================   ================    ==============     ====================

Weighted average common shares
   outstanding............................        26,569,162         34,298,137        34,477,050               35,445,213
                                             ================   ================    ==============     ====================

Diluted net income per common
  share (Notes 1 and 6):
Income before extraordinary items...........  $          .25    $          .28      $         .27      $               .30
Extraordinary items.........................             ---              (.06)              (.01)                     ---
                                             ----------------   ----------------    --------------     --------------------

Diluted net income per common share.........  $          .25    $          .22      $         .26      $               .30
                                             ================   ================    ==============     ====================

Diluted weighted average common
   shares outstanding.....................        27,056,018        34,801,582         35,030,464               36,032,319
                                             ================   ================    ==============     ====================



15.  PRO FORMA RESULTS (UNAUDITED)

         The following unaudited pro forma operating results of the Company for the year ended December 31, 1998 have been prepared as if the property acquisitions made during 1998 had occurred on January 1, 1998. Unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations of the Company would have been had the events occurred as of January 1, 1998, nor does it purport to represent the results of operations for future periods (in thousands):


     Revenues.........................................     $    284,704
                                                           ============
     Income before extraordinary items and
        dividends to preferred shareholders...........     $     61,290
                                                           ============
     Net Income.......................................     $     47,128
                                                           ============
     Net Income per common share......................     $       1.19
                                                           ============

                         RECKSON ASSOCIATES REALTY CORP.
              SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998
                                 (IN THOUSANDS)


            COLUMN A              COLUMN B              COLUMN C                   COLUMN D
            --------              --------              --------                   --------

                                                                               COST CAPITALIZED
                                                                                SUBSEQUENT TO
                                                      INITIAL COST               ACQUISITION
                                                      ------------               -----------

                                                          BUILDINGS AND              BUILDINGS AND
           DESCRIPTION              ENCUMBRANCE   LAND     IMPROVEMENTS     LAND     IMPROVEMENTS
           -----------              -----------   ----     ------------     ----     ------------
Vanderbilt Industrial
   Park, Hauppauge,
   New York 27 buildings in
   an industrial park)......                  B   $1,940           $9,955      --_            $9,858

 Airport International
   Plaza, Islip, New York
   (17 buildings in an
   industrial park).........           2,616(C)    1,263           13,608      --_            10,133

 County Line Industrial
   Center, Huntington,
   New York (3 buildings in
   an industrial park)......                  B      628            3,686      --_             2,638

 32 Windsor Place, Islip,
   New York.................                  B       32              321      --_                46

 42 Windsor Place, Islip,
   New York.................                  B       48              327      --_               542

 505 Walt Whitman Rd.,
   Huntington, New York.....                  B      140               42      --_                59

 1170 Northern Blvd., N.
   Great Neck, New York.....                  B       30               99      --_                31

 50 Charles Lindbergh
   Blvd., Mitchel Field,
   New York.................             15,479        A           12,089      --_             4,179

 200 Broadhollow Road,
   Melville New York........              6,621      338            3,354      --_             2,994

 48 South Service Road,
   Melville, New York.......                  B    1,652           10,245      --_             3,760

 395 North Service Road,
   Melville, New York.......             21,375        A           15,551      --_             6,616

 6800 Jericho Turnpike,
   Syosset, New York........             15,001      582            6,566      --_             7,238

 6900 Jericho Turnpike,
   Syosset, New York........              5,279      385            4,228      --_             2,531

 300 Motor Parkway,
   Hauppauge, New c York....                  B      276            1,136      --_             1,489

 88 Duryea Road, Melville,
   New York.................                  B      200            1,565      --_               669

 210 Blydenburgh Road,
   Islandia, New York.......                  B       11              158      --_               155

 208 Blydenburgh Road,
   Islandia, New York.......                  B       12              192      --_               145

 71 Hoffman Lane, Islandia,
   New York.................                  B       19              260      --_               171

 933 Motor Parkway,
   Hauppauge, New York......                  B      106              375      --_               356




            COLUMN A                       COLUMN E                   COLUMN F         COLUMN G        COLUMN H       COLUMN I
            --------                       --------                   --------         --------        --------       --------

                                     GROSS AMOUNT AT WHICH
                                   CARRIED AT CLOSE OF PERIOD

                                                                                                                   LIFE ON WHICH
                                         BUILDINGS AND              ACCUMULATED         DATE OF         DATE        DEPRECIATION
           DESCRIPTION          LAND     IMPROVEMENTS     TOTAL     DEPRECIATION     CONSTRUCTION      ACQUIRED     IS COMPUTED
           -----------          ----     ------------     -----     ------------     ------------      --------     -----------
Vanderbilt Industrial
   Park, Hauppauge,
   New York (27 buildings                                                                1961-           1961-
   in an industrial park)...    $1,940           $19,813  $21,753          $12,431       1979            1979          10-30 Years

 Airport International
   Plaza, Islip, New York
   (17 buildings in an                                                                   1970-           1970-
   industrial park).........     1,263            23,741   25,004           13,555       1988            1988          10-30 Years

 County Line Industrial
   Center, Huntington,
   New York (3 buildings in                                                              1975-          1975-
   an industrial park)......       628             6,324    6,952            4,029       1979            1979          10-30 Years

 32 Windsor Place, Islip,
   New York.................        32               367      399              315       1971            1971          10-30 Years

 42 Windsor Place, Islip,
   New York.................        48               869      917              666       1972            1972          10-30 Years

 505 Walt Whitman Rd.,
   Huntington, New York.....       140               101      241               70       1950            1968          10-30 Years

 1170 Northern Blvd., N.
   Great Neck, New York.....        30               130      160              121       1947            1962          10-30 Years

 50 Charles Lindbergh
   Blvd., Mitchel Field,
   New York.................         0            16,268   16,268            8,155       1984            1984          10-30 Years

 200 Broadhollow Road,
   Melville New York........       338             6,348    6,686            3,454       1981            1981          10-30 Years

 48 South Service Road,
   Melville, New York.......     1,652            14,005   15,657            6,566       1986            1986          10-30 Years

 395 North Service Road,
   Melville, New York.......         0            22,167   22,167           10,014       1988            1988          10-30 Years

 6800 Jericho Turnpike,
   Syosset, New York........       582            13,804   14,386            7,918       1977            1978          10-30 Years

 6900 Jericho Turnpike,
   Syosset, New York........       385             6,759    7,144            3,261       1982            1982          10-30 Years

 300 Motor Parkway,
   Hauppauge, New c York....       276             2,625    2,901            1,236       1979            1979          10-30 Years

 88 Duryea Road, Melville,
   New York.................       200             2,234    2,434            1,148       1980            1980          10-30 Years

 210 Blydenburgh Road,
   Islandia, New York.......        11               313      324              277       1969            1969          10-30 Years

 208 Blydenburgh Road,
   Islandia, New York.......        12               337      349              318       1969            1969          10-30 Years

 71 Hoffman Lane, Islandia,
   New York.................        19               431      450              379       1970            1970          10-30 Years

 933 Motor Parkway,
   Hauppauge, New York......       106               731      837              540       1973            1973          10-30 Years

                                                                                                      Continued-




            COLUMN A              COLUMN B              COLUMN C                   COLUMN D
            --------              --------              --------                   --------

                                                                               COST CAPITALIZED
                                                                                SUBSEQUENT TO
                                                      INITIAL COST               ACQUISITION
                                                      ------------               -----------

                                                          BUILDINGS AND              BUILDINGS AND
           DESCRIPTION           ENCUMBRANCE      LAND     IMPROVEMENTS     LAND     IMPROVEMENTS
           -----------           -----------      ----     ------------     ----     ------------

 65 and 85 South Service
   Road Plainview, New York.                  B       40              218      ---                10

 333 Earl Ovington Blvd.,
   Mitchel Field, New York
   (Omni)...................             57,162        A           67,221      --_            16,548

 135 Fell Court, Islip,
   New York.................                  B      462            1,265      ---                47

 40 Cragwood Road, South
   Plainfield, New Jersey...                  B      708            7,131      ---             4,772

 110 Marcus Drive,
   Huntington, New York.....                  B      390            1,499      --_                97

 333 East Shore Road, Great
   Neck, New York...........                  B        A              564      --_               176

 310 East Shore Road, Great
   Neck, New York...........              2,322      485            2,009      --_               304

 70 Schmitt Blvd.,
   Farmingdale New York.....                150      727            3,408      --_                24

 19 Nicholas Drive,
   Yaphank, New York........                  B      160            7,399      --_                38

 1516 Motor Parkway,
   Hauppauge, New York......                  B      603            6,722      --_                13

 125 Baylis Road, Melville,
   New York.................                  B    1,601            8,626      --_               814

 35 Pinelawn Road,
   Melville, New York.......                  B      999            7,073      --_             1,937

 520 Broadhollow Road,
   Melville, New York.......                  B      457            5,572      --_             1,424

 1660 Walt Whitman Road,
   Melville,New York........                  B      370            5,072      --_               429

 70 Maxess Road, Melville,
   New York.................                  B      367            1,859       95             2,753

 85 Nicon Court, Hauppauge,
   New York.................                  B      797            2,818      --_                54

 104 Parkway Drive So.,
   Hauppauge, New York......                  B       54              804      ---               130

 20 Melville Park Rd.,
   Melville, New York.......                  B      391            2,650      ---                96

 105 Price Parkway,
   Hauppauge, New York......                  B    2,030            6,327      ---               453

 48 Harbor Park Drive,
   Hauppauge, New York......                  B    1,304            2,247      ---                93

 125 Ricefield Lane,
   Hauppauge, New York......                  B       13              852      ---               330





            COLUMN A                       COLUMN E                   COLUMN F         COLUMN G        COLUMN H       COLUMN I
            --------                       --------                   --------         --------        --------       --------

                                     GROSS AMOUNT AT WHICH
                                  CARRIED AT CLOSE OF PERIOD
                                  --------------------------
                                                                                                                   LIFE ON WHICH

                                         BUILDINGS AND              ACCUMULATED         DATE OF         DATE        DEPRECIATION
           DESCRIPTION          LAND     IMPROVEMENTS     TOTAL     DEPRECIATION     CONSTRUCTION      ACQUIRED     IS COMPUTED
           -----------          ----     ------------     -----     ------------     ------------      --------     -----------
 65 and 85 South Service
   Road Plainview, New York.        40               228      268              223       1961            1961          10-30 Years

 333 Earl Ovington Blvd.,
   Mitchel Field, New York
   (Omni)...................         0            83,769   83,769           15,947       1990            1995          10-30 Years

 135 Fell Court, Islip,
   New York.................       462             1,312    1,774              284       1965            1992          10-30 Years

 40 Cragwood Road, South
   Plainfield, New Jersey...       708            11,903   12,611            6,331       1970            1983          10-30 Years

 110 Marcus Drive,
   Huntington, New York.....       390             1,596    1,986            1,149       1980            1980          10-30 Years

 333 East Shore Road, Great
   Neck, New York...........         0               740      740              473       1976            1976          10-30 Years

 310 East Shore Road, Great
   Neck, New York...........       485             2,313    2,798            1,349       1981            1981          10-30 Years

 70 Schmitt Blvd.,
   Farmingdale New York.....       727             3,432    4,159              382       1965            1995          10-30 Years

 19 Nicholas Drive,
   Yaphank, New York........       160             7,437    7,597              845       1989            1995          10-30 Years

 1516 Motor Parkway,
   Hauppauge, New York......       603             6,735    7,338              785       1981            1995          10-30 Years

 125 Baylis Road, Melville,
   New York.................     1,601             9,440   11,041              980       1980            1995          10-30 Years

 35 Pinelawn Road,
   Melville, New York.......       999             9,010   10,009            1,089       1980            1995          10-30 Years

 520 Broadhollow Road,
   Melville, New York.......       457             6,996    7,453            1,097       1978            1995          10-30 Years

 1660 Walt Whitman Road,
   Melville,New York........       370             5,501    5,871              621       1980            1995          10-30 Years

 70 Maxess Road, Melville,
   New York.................       462             4,612    5,074              385       1967            1995          10-30 Years

 85 Nicon Court, Hauppauge,
   New York.................       797             2,872    3,669              286       1984            1995          10-30 Years

 104 Parkway Drive So.,
   Hauppauge, New York......        54               934      988               89       1985            1996          10-30 Years

 20 Melville Park Rd.,
   Melville, New York.......       391             2,746    3,137              208       1965            1996          10-30 Years

 105 Price Parkway,
   Hauppauge, New York......     2,030             6,780    8,810              603       1969            1996          10-30 Years

 48 Harbor Park Drive,
   Hauppauge, New York......     1,304             2,340    3,644              208       1976            1996          10-30 Years

 125 Ricefield Lane,
   Hauppauge, New York......        13             1,182    1,195              162       1973            1996          10-30 Years

                                                                                                      Continued-





 Column A                          Column B                    COLUMN C                    COLUMN D
 --------                          --------                    --------                    --------

                                                                                       COST CAPITALIZED
                                                                                         SUBSEQUENT TO
                                                             INITIAL COST                 ACQUISITION
                                                             ------------                 -----------

                                                                 BUILDINGS AND               BUILDINGS AND
 Description                          ENCUMBRANCE       LAND      IMPROVEMENTS      LAND      IMPROVEMENTS
 -----------                          -----------       ----      ------------      ----      ------------

 110 Ricefield Lane,
   Hauppauge, New York......                        B       33              1,043      ---                 52

 120 Ricefield Lane,
   Hauppauge, New York......                        B       16              1,051      ---                 30

 135 Ricefield Lane,
   Hauppauge, New York......                        B       24                906      ---                473

 30 Hub Drive, Huntington,
   New York.................                        B      469              1,571      ---                295

 60 Charles Lindbergh,
   Mitchel Field, New York..                        B        A             20,800      ---              1,594

 155 White Plains Rod.,
   Tarrytown, New York......                        B    1,613              2,542      ---                876

 2 Church Street,
   Tarrytown, New York .....                        B      232              1,307      ---                375

 235 Main Street,
   Tarrytown, New York......                        B      955              5,375      ---                760

 245 Main Street,
   Tarrytown, New York......                        B    1,294              7,284      ---                849

 505 White Plains Road,
   Tarrytown, New York......                        B      236              1,332      ---                318

 555 White Plains Road,
   Tarrytown, New York......                        B      712              4,133       51              2,668

 560 White Plains Road,
   Tarrytown, New York......                        B    1,553              8,756      ---              1,795

 580 White Plains Road,
   Tarrytown, New York......                    8,503    2,591             14,595      ---              2,040

 660 White Plains Road,
   Tarrytown, New York......                        B    3,929             22,640       45              2,505

 Landmark Square, Stamford,
   Connecticut..............                   48,579   11,603             64,466      ---             12,176

 110 Bi-County Blvd.,
   Farmingdale, New York....                    4,383    2,342              6,665      ---                123

 RREEF Portfolio,
   Hauppauge, New York (10
   additional buildings in
   Vanderbuilt Industrial
   Park)....................                        B      930             20,619      ---              1,880

 275 Broadhollow Road,
   Melville, New York.......                        B    5,250             11,761      ---                514

 One Eagle Rock, East
   Hanover, New Jersey......                        B      803              7,563      ---              1,580

 710 Bridgeport Avenue,
   Shelton, Connecticut.....                        B    5,405             21,620        7                533

 101 JFK Expressway, Short
   Hills, New Jersey........                        B    7,745             43,889      ---              1,019






            COLUMN A                           COLUMN E                   COLUMN F         COLUMN G        COLUMN H       COLUMN I
            --------                           --------                   --------         --------        --------       --------

                                         GROSS AMOUNT AT WHICH
                                      CARRIED AT CLOSE OF PERIOD


                                                                                                                       LIFE ON WHICH
                                             BUILDINGS AND              ACCUMULATED         DATE OF         DATE        DEPRECIATION
           Description              LAND     IMPROVEMENTS     TOTAL     DEPRECIATION     CONSTRUCTION      ACQUIRED     IS COMPUTED
                                    ----     ------------     -----     ------------     ------------      --------     -----------

 110 Ricefield Lane,
   Hauppauge, New York......            33             1,095    1,128              109       1980            1996       10-30 Years

 120 Ricefield Lane,
   Hauppauge, New York......            16             1,081    1,097               84       1983            1996       10-30 Years

 135 Ricefield Lane,
   Hauppauge, New York......            24             1,379    1,403              200       1981            1996       10-30 Years

 30 Hub Drive, Huntington,
   New York.................           469             1,866    2,335              181       1976            1996       10-30 Years

 60 Charles Lindbergh,
   Mitchel Field, New York..             0            22,394   22,394            2,143       1989            1996       10-30 Years

 155 White Plains Rod.,
   Tarrytown, New York......         1,613             3,418    5,031              258       1963            1996       10-30 Years

 2 Church Street,
   Tarrytown, New York .....           232             1,682    1,914              166       1979            1996       10-30 Years

 235 Main Street,
   Tarrytown, New York......           955             6,135    7,090              612       1974            1996       10-30 Years

 245 Main Street,
   Tarrytown, New York......         1,294             8,133    9,427              836       1983            1996       10-30 Years

 505 White Plains Road,
   Tarrytown, New York......           236             1,650    1,886              183       1974            1996       10-30 Years

 555 White Plains Road,
   Tarrytown, New York......           763             6,801    7,564            1,043       1972            1996       10-30 Years

 560 White Plains Road,
   Tarrytown, New York......         1,553            10,551   12,104            1,494       1980            1996       10-30 Years

 580 White Plains Road,
   Tarrytown, New York......         2,591            16,635   19,226            1,786       1997            1996       10-30 Years

 660 White Plains Road,
   Tarrytown, New York......         3,974            25,145   29,119            2,767       1983            1996       10-30 Years

 Landmark Square, Stamford,
   Connecticut..............        11,603            76,642   88,245            5,438     1973-1984         1996       10-30 Years

 110 Bi-County Blvd.,
   Farmingdale, New York....         2,342             6,788    9,130              477       1984            1997        10-30 Years

 RREEF Portfolio,                      930            22,499    23,429            1,370     1974-1982         1997       10-30 Years
   Hauppauge, New York (10
   additional buildings in
 Vanderbuilt Industrial Park)

 275 Broadhollow Road,
   Melville, New York.......         5,250            12,275   17,525              740       1970            1997      10-30 Years

 One Eagle Rock, East
   Hanover, New Jersey......           803             9,143    9,946              566       1986            1997      10-30 Years

 710 Bridgeport Avenue,
   Shelton, Connecticut.....         5,412            22,153   27,565            1,295     1971-1979         1997      10-30 Years

 101 JFK Expressway, Short
   Hills, New Jersey........         7,745            44,908   52,653            2,462       1981            1997      10-30 Years

                                                                                                          Continued-




            COLUMN A                  COLUMN B              COLUMN C                  COLUMN D
            --------                  --------              --------                  --------

                                                                                  COST CAPITALIZED
                                                                                    SUBSEQUENT TO
                                                          INITIAL COST               ACQUISITION
                                                          ------------               -----------




                                                              BUILDINGS AND             BUILDINGS AND
           DESCRIPTION               ENCUMBRANCE      LAND     IMPROVEMENTS     LAND     IMPROVEMENTS
           -----------               -----------      ----     ------------     ----     ------------
 10 Rooney Circle, West
   Orange, New Jersey.......                      B    1,302            4,615        1               418

 Executive Hill Office
   Park, West Orange,
   New Jersey...............                      B    7,629           31,288        4               814

 3 University Plaza,
   Hackensack, New Jersey...                      B    7,894           11,846      ---               595

 400 Garden City Plaza,
   Garden City, New York....                      B   13,986           10,127      ---               389

 425 Rabro Drive,
   Hauppauge, New York......                      B      665            3,489      ---                67

 One Paragon Drive,
   Montvale, New Jersey.....                      B    2,773            9,901      ---               463

 90 Merrick Avenue, East
   Meadow, New York.........                      B        A           19,193      ---             2,152

 150 Motor Parkway,
   Hauppauge, New York......                      B    1,114           20,430      ---             2,365

 390 Motor Parkway,
   Hauppauge, New York......                      B      240            4,459      ---               237

 Royal Executive Park,
   Ryebrook, New York.......                      B   18,343           55,028       --             1,191

 120 White Plains Road,
   Tarrytown, New York......                      B    3,355           24,605      ---                89

 University Square,
   Princeton, New Jersey....                      B    3,288            8,888      ---                70

 100 Andrews Road,
   Hicksville, New York.....                      B    2,337            1,711      151             5,697

 2 Macy Road, Harrison,
   New York.................                      B      642            2,131      ---                47

 80 Grasslands, Elmsford,
   New York.................                      B    1,208            6,728      ---               175

 65 Marcus Drive, Melville,
   New York.................                      B      295            1,966       57               885

 200 Carter Drive, Edison,
   New Jersey...............                      B      240            2,745      ---               ---

 118 Moonachie Avenue,
   Carlstadt, New Jersey....                      B    6,270           12,727      ---               ---

 24 Abeel Road, Monroe,
   New Jersey...............                      B      138            1,195      ---               ---

 275 / 285 Pierce Street,
   Franklin New Jersey......                      B      277            1,414      ---                16

 301 / 321 Herrod Blvd.,
   S Brunswick, New Jersey..                      B    3,833           19,342      ---               ---

 1 Nixon Lane, Edison,
   New Jersey...............                      B    1,113            4,918      ---               ---




            COLUMN A                           COLUMN E                   COLUMN F         COLUMN G        COLUMN H       COLUMN I
            --------                           --------                   --------         --------        --------       --------

                                         GROSS AMOUNT AT WHICH
                                      CARRIED AT CLOSE OF PERIOD
                                      --------------------------



                                                                                                                       LIFE ON WHICH
                                             BUILDINGS AND              ACCUMULATED         DATE OF         DATE        DEPRECIATION
           DESCRIPTION              LAND     IMPROVEMENTS     TOTAL     DEPRECIATION     CONSTRUCTION      ACQUIRED     IS COMPUTED
           -----------              ----     ------------     -----     ------------     ------------      --------     -----------
 10 Rooney Circle, West
   Orange, New Jersey.......         1,303             5,033    6,336              312       1971            1997       10-30 Years

 Executive Hill Office
   Park, West Orange,
   New Jersey...............         7,633            32,102   39,735            1,619     1978-1984         1997       10-30 Years

 3 University Plaza,
   Hackensack, New Jersey...         7,894            12,441   20,335              638       1985            1997       10-30 Years

 400 Garden City Plaza,
   Garden City, New York....        13,986            10,516   24,502              512       1989            1997       10-30 Years

 425 Rabro Drive,
   Hauppauge, New York......           665             3,556    4,221              176       1980            1997       10-30 Years

 One Paragon Drive,
   Montvale, New Jersey.....         2,773            10,364   13,137              456       1980            1997       10-30 Years

 90 Merrick Avenue, East
   Meadow, New York.........             0            21,345   21,345              892       1985            1997       10-30 Years

 150 Motor Parkway,
   Hauppauge, New York......         1,114            22,795   23,909            1,028       1984            1997       10-30 Years

 390 Motor Parkway,
   Hauppauge, New York......           240             4,696    4,936              208       1980            1997       10-30 Years

 Royal Executive Park,
   Ryebrook, New York.......        18,343            56,219   74,562            2,133     1983-1986         1997       10-30 Years

 120 White Plains Road,
   Tarrytown, New York......         3,355            24,694   28,049              890       1984            1997       10-30 Years

 University Square,
   Princeton, New Jersey....         3,288             8,958   12,246              322       1987            1997       10-30 Years

 100 Andrews Road,
   Hicksville, New York.....         2,488             7,408    9,896              463       1954            1996       10-30 Years

 2 Macy Road, Harrison,
   New York.................           642             2,178    2,820               83       1962            1997       10-30 Years

 80 Grasslands, Elmsford,
   New York.................         1,208             6,903    8,111              268     1989/1964         1997       10-30 Years

 65 Marcus Drive, Melville,
   New York.................           352             2,851    3,203              167       1968            1996       10-30 Years

 200 Carter Drive, Edison,
   New Jersey...............           240             2,745    2,985               91       1985            1998       10-30 Years

 118 Moonachie Avenue,
   Carlstadt, New Jersey....         6,270            12,727   18,997              423       1989            1998       10-30 Years

 24 Abeel Road, Monroe,
   New Jersey...............           138             1,195    1,333               40       1979            1998       10-30 Years

 275 / 285 Pierce Street,
   Franklin New Jersey......           277             1,430    1,707               48       1988            1998       10-30 Years

 301 / 321 Herrod Blvd.,
   S Brunswick, New Jersey..         3,833            19,342   23,175              643       1991            1998       10-30 Years

 1 Nixon Lane, Edison,
   New Jersey...............         1,113             4,918    6,031              164       1988            1998       10-30 Years

                                                                                                          Continued-




            COLUMN A                  COLUMN B              COLUMN C                   COLUMN D
            --------                  --------              --------                   --------

                                                                                      COST CAPITALIZED
                                                                                        SUBSEQUENT TO
                                                               INITIAL COST               ACQUISITION
                                                               ------------               -----------

                                                              BUILDINGS AND              BUILDINGS AND
           DESCRIPTION               ENCUMBRANCE      LAND     IMPROVEMENTS     LAND     IMPROVEMENTS
           -----------               -----------      ----     ------------     ----     ------------
 18 Madison Road,
   Fairfield, New Jersey....                      B       76              871      ---                --

 200 / 250 Kennedy Drive,
   Sayreville, New Jersey...                      B    1,018            6,851      ---               ---

 24 Madison Road,
   Fairfield, New Jersey....                      B      131            2,176      ---               ---

 243 St Nicholas Avenue,
   So. Plainfield,
   New Jersey...............                      B      172              551      ---               ---

 26 Madison Road,
   Fairfield, New Jersey....                      B        A            1,492      ---               ---

 300 / 350 Kennedy Drive,
   Sayreville, New Jersey...                      B    1,003            7,303      ---               ---

 309 Kennedy Drive,
   Sayreville, New Jersey...                 10,345      297            9,102      ---               ---

 34 Englehard Drive,
   Monroe, New Jersey.......                      B    1,073            6,656      ---               ---

 409 Kennedy Drive,
   Sayreville, New Jersey...                  4,434      126            9,650      ---               ---

 535 Secaucus Road,
   Secaucus, New Jersey.....                      B      798            2,713      ---               ---

 55 Carter Drive, Edison,
   New Jersey...............                      B       84            3,905      ---                30

 Mount Ebo Corporate Park,
   Brewster, New Jersey.....                      B    1,031            7,204       --                16

 Teterboro-Industrial
   Avenue, Teterboro,
   New jersey...............                      B    2,671           18,875      ---               ---

 22 Madison Road,
   Fairfield, New Jersey....                      B      655            1,445      ---                 1

 135 Fieldcrest Ave.,
   Edison, New Jersey.......                      B      370            3,774      ---               ---

 400 Cabot Drive, Hamilton,
   New Jersey...............                      B    2,068           18,614      ---                71

 51 JFK Parkway, Short
   Hills, New York..........                      B    8,732           58,437      ---               323

 Triad V - 1979 Marcus
   Ave., Lake Success,
   New York.................                      B    3,528           31,786      ---             2,966

 100 Forge Way, Rockaway,
   New Jersey...............                      B      315              902      ---                53

 200 Forge Way, Rockaway,
   New Jersey...............                      B    1,128            3,228      ---               168

 300 Forge Way, Rockaway,
   New Jersey...............                      B      376            1,075      ---                63

 400 Forge Way, Rockaway,
   New Jersey...............                      B    1,142            3,267      ---               168

 51 -55 Charles Lindergh
   Blvd., Uniondale,
   New York.................                      B        A           27,975      ---             4,119

 155 Passaic Avenue,
   Fairfield, New Jersey....                      B        3            3,538       --               174

 100 Summit Drive,
   Valhalla, New York.......                 23,600    3,007           41,351      ---             1,148





            COLUMN A                           COLUMN E                   COLUMN F         COLUMN G        COLUMN H       COLUMN I
            --------                           --------                   --------         --------        --------       --------

                                         GROSS AMOUNT AT WHICH
                                      CARRIED AT CLOSE OF PERIOD

           DESCRIPTION              LAND     BUILDINGS AND    TOTAL     ACCUMULATED         DATE OF         DATE      LIFE ON WHICH
           -----------              ----     IMPROVEMENTS     -----     DEPRECIATION     CONSTRUCTION      ACQUIRED    DEPRECIATION
                                             ------------               ------------     ------------      --------    IS COMPUTED
                                                                                                                       -----------
 18 Madison Road,                       76               871      947               29       1979            1998       10-30 Years
   Fairfield, New Jersey....

 200 / 250 Kennedy Drive,            1,018             6,851    7,869              228       1988            1998       10-30 Years
   Sayreville, New Jersey...

 24 Madison Road,                      131             2,176    2,307               72       1980            1998       10-30 Years
   Fairfield, New Jersey....

 243 St Nicholas Avenue,               172               551      723               18       1974            1998       10-30 Years
   So. Plainfield,
   New Jersey...............


 26 Madison Road,                        0             1,492    1,492               50       1980            1998       10-30 Years
   Fairfield, New Jersey....

 300 / 350 Kennedy Drive,            1,003             7,303    8,306              223       1988            1998       10-30 Years
   Sayreville, New Jersey...

 309 Kennedy Drive,                    297             9,102    9,399              303       1996            1998       10-30 Years
   Sayreville, New Jersey...

 34 Englehard Drive,                 1,073             6,656    7,729              221       1980            1998       10-30 Years
   Monroe, New Jersey.......

 409 Kennedy Drive,                    126             9,650    9,776              321       1996            1998       10-30 Years
   Sayreville, New Jersey...

 535 Secaucus Road,                    798             2,713    3,511               90       1979            1998       10-30 Years
   Secaucus, New Jersey.....

 55 Carter Drive, Edison,               84             3,935    4,019              131       1987            1998       10-30 Years
   New Jersey...............

 Mount Ebo Corporate Park,           1,031             7,220    8,251              120                       1998       10-30 Years
   Brewster, New Jersey.....

 Teterboro-Industrial                2,671            18,875   21,546              224       1998            1998       10-30 Years
   Avenue, Teterboro,
   New jersey...............


 22 Madison Road,                      655             1,446    2,101               20       1980            1998       10-30 Years
   Fairfield, New Jersey....
 135 Fieldcrest Ave.,                  370             3,774    4,144               10       1980            1998       10-30 Years
   Edison, New Jersey.......

 400 Cabot Drive, Hamilton,          2,068            18,685   20,753              624       1989            1998       10-30 Years
   New Jersey...............

 51 JFK Parkway, Short               8,732            58,760   67,492            1,636       1988            1998       10-30 Years
   Hills, New York..........

 Triad V - 1979 Marcus               3,528            34,752   38,280            1,089       1987            1998       10-30 Years
   Ave., Lake Success,
   New York.................


 100 Forge Way, Rockaway,              315               955    1,270               31       1986            1989       10-30 Years
   New Jersey...............

 200 Forge Way, Rockaway,            1,128             3,396    4,524              112       1989            1998       10-30 Years
   New Jersey...............

 300 Forge Way, Rockaway,              376             1,138    1,514               37       1989            1998       10-30 Years
   New Jersey...............

 400 Forge Way, Rockaway,            1,142             3,435    4,577              113       1989            1998       10-30 Years
   New Jersey...............

 51 -55 Charles Lindergh                 0            32,094   32,094            1,469       1981            1998       10-30 Years
   Blvd., Uniondale,
   New York.................


 155 Passaic Avenue,                     3             3,712    3,715               83       1984            1998       10-30 Years
   Fairfield, New Jersey....

 100 Summit Drive,                   3,007            42,499   45,506              986       1988            1998       10-30 Years
   Valhalla, New York.......

                                                                                                          Continued-




            COLUMN A                  COLUMN B              COLUMN C                   COLUMN D
            --------                  --------              --------                   --------

                                                          INITIAL COST             COST CAPITALIZED
                                                          ------------              SUBSEQUENT TO
                                                                                     ACQUISITION
                                                                                     -----------

           DESCRIPTION               ENCUMBRANCE      LAND    BUILDINGS AND     LAND     BUILDINGS AND
                                                               IMPROVEMENTS              IMPROVEMENTS
          ------------               -----------      ----    -------------     ----     ------------

 115 / 117 Stevens Avenue,                        B    1,094           22,490      ---               407
   Valhalla, New York.......

 200 Summit Lake Drive,                      20,764    4,343           37,305      ---               349
   Valhalla, New York.......

 140 Grand Street.,                               B    1,931           18,743      ---               149
   Valhalla, New York ......

 500 Summit Lake Drive,                           B    7,052           37,309      ---               242
   Valhalla, New York.......

 5 Henderson Drive, West                          B    2,450            6,984      ---                30
   Caldwell, New Jersey.....

 Stamford Towers, Stamford,                       B   13,556           47,915       --               930
   Connecticut..............

 99 Cherry Hill Road,                             B    2,359            7,508       --                42
   Parsippany, New Jersey...

 119 Cherry Hill Road,                            B    2,512            7,622      ---               196
   Parsipanny, New Jersey...

 120 Wilbur Place, Bohemia,                       B      202            1,154      ---                44
   New York ................

 45 Melville Park Road,                           B      354            1,487      ---             1,581
   Melville, New York ......

 500 Saw Mill River Road,                         B    1,542            3,796      ---               169
   Elmsford, New York.......

 2004 Orville Drive,                              B      633            4,225      ---             1,208
   No. Bohemia, New York....



 Land held for development                        B   69,143              ---      ---               ---

 Development in progress                      6,850      ---           82,901      ---               ---

 Other property                                   B      ---              ---      ---             2,589
                                           --------  --------      ----------     ----          --------
 Total......................               $253,463 $281,272       $1,305,937     $411          $149,513
                                           ======== =========      ==========     ====          ========






            COLUMN A                           COLUMN E                   COLUMN F         COLUMN G       COLUMN H       COLUMN I
            --------                           --------                   --------         --------       --------       --------

                                         GROSS AMOUNT AT WHICH
                                      CARRIED AT CLOSE OF PERIOD


           DESCRIPTION              LAND     BUILDINGS AND    TOTAL     ACCUMULATED         DATE OF         DATE       LIFE ON WHICH
           -----------              ----     IMPROVEMENTS     -----     DEPRECIATION     CONSTRUCTION      ACQUIRED     DEPRECIATION
                                             ------------               ------------     ------------      --------     IS COMPUTED
                                                                                                                        -----------
 115 / 117 Stevens Avenue,           1,094            22,897   23,991              514      1984             1998       10-30 Years
   Valhalla, New York.......

 200 Summit Lake Drive,              4,343            37,654   41,997              841      1990             1998       10-30 years
   Valhalla, New York.......

 140 Grand Street.,                  1,931            18,892   20,823              424      1991             1998       10-30 Years
   Valhalla, New York ......

 500 Summit Lake Drive,              7,052            37,551   44,603              632      1986             1998       10-30 Years
   Valhalla, New York.......

 5 Henderson Drive,                  2,450             7,014    9,464              118      1967             1998       10-30 Years
   West Caldwell, New Jersey

 Stamford Towers,                   13,556            48,845   62,401              855      1989             1998       10-30 Years
   Stamford, Connecticut....

 99 Cherry Hill Road,                2,359             7,550    9,909              106      1982             1998       10-30 Years
   Parsippany, New Jersey...

 119 Cherry Hill Road,               2,512             7,818   10,330              108      1982             1998       10-30 Years
   Parsipanny, New Jersey...

 120 Wilbur Place,                     202             1,198    1,400               16      1972             1998       10-30 Years
   Bohemia, New York .......

 45 Melville Park Road,                354             3,068    3,422               57      1998             1998       10-30 Years
   Melville, New York ......

 500 Saw Mill River Road,            1,542             3,965    5,507              132      1968             1998       10-30 Years
   Elmsford, New York.......

 2004 Orville Drive, No.               633             5,433    6,066              128      1998             1998       10-30 Years
   Bohemia, New York........


 Land held for development          69,143                 0   69,143                0        N/A          Various          N/A

Developments in progress               ---            82,901   82,901                0

Other property                         ---             2,589    2,589              325
                                   -------        ----------  ----------      ---------
Total.......................      $281,683        $1,455,450  $1,737,133      $156,231
                                  ========        ==========  ==========      ========
-------------------------------------------------------------------------------

A These land parcels are leased (see Note 4). B There are no encumbrances on these properties. C The Encumbrance of $2,616 is related to one property.

   The aggregate cost for Federal Income Tax purposes was approximately $1,575 million at December 31, 1998.

           The changes in real estate for each of the periods in the three years ended December 31, 1998 are as follows:


                                                  JANUARY 1, 1998     JANUARY 1, 1997     JANUARY 1, 1996
                                                         TO                 TO                  TO
                                                 DECEMBER 31, 1998   DECEMBER 31, 1997   DECEMBER 31, 1996
                                                 -----------------   -----------------   -----------------
  Real estate balance at beginning of                    $1,011,228            $516,768            $288,056
   period

  Improvements                                              134,582              37,778              15,174

  Disposal, including write-off of fully                        ---               (154)               (936)
   depreciated building improvements

  Acquisitions                                              591,323             456,836             214,474
                                                        -----------          ----------            --------

  Balance at end of period                               $1,737,133          $1,011,228            $516,768
                                                        ===========          ==========            ========


     The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, furniture and fixtures, for each of the periods in the three years ended December 31, 1998 are as follows:

                                                  JANUARY 1, 1998     JANUARY 1, 1997     JANUARY 1, 1996
                                                         TO                 TO                  TO
                                                 DECEMBER 31, 1998   DECEMBER 31, 1997   DECEMBER 31, 1996
                                                 -----------------   -----------------   -----------------
  Balance at beginning of period                           $108,652             $86,344             $72,499

  Depreciation for period                                    47,579              22,442              14,781

  Disposal, including write-off of fully                        ---               (134)               (936)
  depreciated    building improvements
                                                           --------            ---------           ---------

  Balance at end of period                                 $156,231            $108,652             $86,344
                                                           ========            =========           =========

                                Exhibit Index

Exhibit  Filing
Number   Reference              Description


     3.1     a  Amended and Restated Articles of Incorporation
     3.2     a  By-Laws of Registrant
     3.3     h  Articles Supplementary of the Registrant filed with the
                Maryland State Department of Assessments and Taxation on April 9, 1998
     4.1     b  Specimen Share Certificate of Common Stock
     4.2     h  Specimen Share Certificate of Preferred Stock
    10.1     a  Amended and Restated Agreement of Limited Partnership
                of Reckson Operating Partnership, L. P.
    10.2     h  Supplement to the Amended and Restated Agreement of
                Limited Partnership of Reckson Operating Partnership, L.P. Establishing Series A Preferred Units of Limited Partnerships Interest.
    10.3     h  Supplement to the Amended and Restated Agreement
                of Limited Partnership of Reckson Operating
                Partnership, L. P. Establishing Series B Preferred Units of Limited Partnership Interest.
    10.4     h  Supplement to the Amended and Restated Agreement
                of Limited Partnership of Reckson Operating
                Partnership, L. P. Establishing Series C Preferred
                Units of Limited Partnership Interest.
    10.5     h  Supplement to the Amended and Restated Agreement
                of Limited Partnership of Reckson Operating
                Partnership, L. P. Establishing Series D Preferred
                Units of Limited Partnership Interest.
    10.6     f  Third Amended and Restated Agreement of Limited
                Partnership of Omni Partners, L. P.
    10.7 Amendment and Restatement of Employment and Non-Competition Agreement between Registrant and
                Donald Rechler.
    10.8 Amendment and Restatement of Employment and Non-Competition Agreement between Registrant and
                Scott Rechler.
    10.9 Amendment and Restatement of Employment and Non-Competition Agreement between Registrant and Mitchell Rechler.
   10.10 Amendment and Restatement of Employment and Non-Competition Agreement between Registrant and
                Gregg Rechler.
   10.11 Amendment and Restatement of Employment and Non-Competition Agreement between Registrant and
                Roger Rechler.
   10.12 Amendment and Restatement of Employment and Non-Competition Agreement between Registrant and J. Michael Maturo.
   10.13     a  Purchase Option Agreements relating to the Reckson
                Option Properties
   10.14     a  Purchase Option Agreements relating to the Other
                Option Properties
   10.15     c  Amended 1995 Stock Option Plan
   10.16     c  1996 Employee Stock Option Plan
   10.17     b  Ground Leases for certain of the properties
   10.18 Third Amended and Restated Agreement of Limited Partnership of Reckson FS Limited Partnership
   10.19     a  Indemnity Agreement relating to 100 Oser Avenue
   10.20     f  Amended and Restated 1997 Stock Option Plan
   10.21     f  1998 Stock Option Plan
   10.22     f  Amended and Restated Agreement of Limited
                Partnership of Reckson Morris Operating Partnership,
                L. P.
   10.23     f  Note Purchase Agreement for the Senior Unsecured Notes
   10.24 Amended and Restated Severance Agreement between Registrant and Donald Rechler
   10.25 Amended and Restated Severance Agreement between Registrant and Scott Rechler
   10.26 Amended and Restated Severance Agreement between Registrant and Mitchell Rechler
   10.27 Amended and Restated Severance Agreement between Registrant and Gregg Rechler
   10.28 Amended and Restated Severance Agreement between Registrant and Roger Rechler
   10.29 Amended and Restated Severance Agreement between Registrant and J. Michael Maturo
   10.30     d  $500 million Credit Agreement dated July 23, 1998
                among Reckson Operating Partnership, L. P. and
                Reckson Morris Operating Partnership, L. P. and the Chase Manhattan Bank, UBS AG and PNC Bank and
                other lenders party thereto
   10.31     e  $75 million Amended and Restated Credit Agreement
                dated January 12, 1999 among Reckson Operating Partnership, L. P. and Reckson Morris Operating Partnership, L. P. and ING (U.S.) Capital LLC and the Chase Manhattan Bank and other lenders party thereto
   10.32     g  Agreement and Plan of Merger by and among Tower
                Realty Trust, Inc., Reckson Associates Realty Corp., Reckson Operating Partnership, L. P. and Metropolitan Partners LLC, dated December 8, 1998
   10.33     g  Stock Purchase Agreement by and between Tower
                Realty Trust Inc. and Metropolitan Partners LLC, dated December 8, 1998
   10.34     g  Amended and Restated Operating Agreement of
                Metropolitan Partners LLC, dated December 8, 1998
   10.35        Intercompany Agreement by and between Reckson
                Operating Partnership, L. P. and Reckson Service Industries, Inc., dated May 13, 1998
   10.36 Credit Agreement dated as of June 15, 1998 between Reckson Service Industries, Inc., as borrower and Reckson Operating Partnership, L. P., as Lender relating to Reckson Strategic Venture Partners, LLC
   10.37 Credit Agreement dated as of June 15, 1998 between Reckson Service Industries, Inc., as borrower and Reckson Operating Partnership, L. P., as Lender relating to the operations of Reckson Service
                Industries, Inc.
    12.1        Statement of Ratios of Earnings to Fixed Charges
    21.1        Statement of Subsidiaries
    23.0        Consent of Independent Auditors
    24.1        Power of Attorney (included in Part IV of the Form 10-K)
    27.0        Financial Data Schedule
---
a  Previously filed as an exhibit to Registration
   Statement on Form S-11 (No.333-1280) and incorporated herein by reference.
b  Previously filed as an exhibit to Registration
   Statement on Form S-11 (No.33-84324) and incorporated herein by reference.
c  Previously filed as an exhibit to the Company's Form
   8-K report filed with the SEC on November 25, 1996 and incorporated herein by reference.
d  Previously filed as an exhibit to the Company's Form
   8-K report filed with the SEC on August 14, 1998 and incorporated herein by reference.
e  Previously filed as an exhibit to the Company's Form
   8-K report filed with the SEC on February 5, 1999 and incorporated herein by reference.
f  Previously filed as an exhibit to the Company's Form
   10-K filed with the SEC on March 26, 1998 and incorporated herein by reference.
g  Previously filed as an exhibit to the Company's Form
   8-K report filed with the SEC on December 22, 1998 and incorporated herein by reference.
h  Previously filed as an exhibit to the Company's Form
   8-K report filed with the SEC on March 1, 1999 and incorporated herein by reference.

                                                                    Exhibit 10.7

                          AMENDMENT AND RESTATEMENT OF
                     EMPLOYMENT AND NONCOMPETITION AGREEMENT

         This AMENDMENT AND RESTATEMENT OF EMPLOYMENT AND NONCOMPETITION AGREEMENT ("Agreement") is made as of the 1st day of June, 1998 by and among Donald J. Rechler ("Executive") and Reckson Associates Realty Corp., a Maryland corporation with a principal place of business at 225 Broadhollow Road, Melville, New York 11747 (the "Employer") and amends, supersedes and completely restates the Employment and Noncompetition Agreement made as of June 2, 1995 by and among the Executive and the Employer.

         1. Term. The term of this Agreement shall commence on the date first above written and, unless earlier terminated as provided in Paragraph 7 below, shall terminate on the fifth anniversary of such date (the "Original Term"); provided, however, that Sections 6 and 8 hereof shall survive the termination of this Agreement as provided therein. The Original Term may be extended for such period or periods, if any, as agreed to by Executive and the Employer (each a "Renewal Term"). The period of Executive's employment hereunder consisting of the Original Term and all Renewal Terms is herein referred to as the "Employment Period".

         2. Employment and Duties.

            (a) During the Employment Period, Executive shall be employed in the business of the Employer and its affiliates. Executive shall serve the Employer as a senior corporate executive with the title Chief Executive Officer of the Employer. Executive's duties and authority shall be as set forth in the By-laws of the Employer and as otherwise established by the Board of Directors of the Employer, shall be commensurate with his titles and positions with the Employer.

            (b) Executive agrees to his employment as described in this Paragraph 2 and agrees to devote substantially all of his business time and efforts to the performance of his duties under this Agreement, except as otherwise approved by the Board of Directors of the Employer; provided, however, that nothing herein shall be interpreted to preclude Executive from (i) participating as an officer or director of, or advisor to, any charitable or other tax exempt organization or otherwise engaging in charitable, fraternal or trade group activities, (ii) providing services to Reckson Service Industries, Inc. ("RSI") and its affiliates, or (iii) investing his assets as a passive investor in other entities or business ventures, provided that he performs no management or similar role with respect to such entities or ventures and such investment does not violate Section 8 hereof.

            (c) In performing his duties hereunder, Executive shall be available for reasonable travel as the needs of the Employer's business require. Executive shall be based in the tri-state metropolitan area of New York, New Jersey and Connecticut (the "Tri-State metropolitan area").

         3. Compensation and Benefits. In consideration of Executive's services hereunder, the Employer shall compensate Executive as provided in this Section 3.

            (a) Base Salary. The Employer shall pay Executive an aggregate annual salary at the rate of $500,000 per annum during the Employment Period ("Base Salary"), subject to withholding for applicable federal, state and local taxes. Base Salary shall be payable in accordance with the Employer's normal business practices, but in no event less frequently than monthly. Executive's Base Salary shall be reviewed no less frequently than annually by the Employer and may be increased, but not decreased, by the Employer during the Employment Period.

            (b) Incentive Compensation. In addition to the Base Salary payable to Executive pursuant to Section 3(a), during the Employment Period Executive shall be eligible to participate in any incentive compensation plans in effect with respect to senior executive officers of the Employer, subject to Executive's compliance with such criteria as the Employer's Board of Directors may establish for Executive's participation in such plans from time to time. Any awards to Executive under such plans will be established by the Employer's Board of Directors, or a committee thereof, in its sole discretion.

            (c) Stock Options. During the Employment Period, Executive shall be eligible to participate in employee stock option plans established from time to time for the benefit of senior executive officers and other employees of the Employer in accordance with the terms and conditions of such plans. All decisions regarding awards to Executive under the Employer's stock option plans shall be made in the sole discretion of the Employer's Board of Directors, or a committee thereof.

            (d) Expenses. Executive shall be reimbursed for all reasonable business related expenses incurred by Executive at the request of or on behalf of the Employer, subject to such reasonable requirements with respect to substantiation and documentation as may be specified by the Employer.

            (e) Medical and Dental Insurance. During the Employment Period, Executive and Executive's immediate family shall be entitled to participate in such medical and dental benefit plans as the Employer shall maintain from time to time for the benefit of senior executive officers of the Employer and their families, on the terms and subject to the conditions set forth in such plans.

            (f) Life Insurance and Disability  Insurance.  During the Employment
Period,   the  Employer   shall  provide   Executive  with  life  insurance  and
comprehensive disability insurance.

            (g) Vacations. Executive shall be entitled to reasonable paid vacations in accordance with the then regular procedures of the Employer governing senior executive officers, not to exceed four weeks per annum, in the aggregate.

            (h) Other Benefits. During the Employment Period, the Employer shall provide to Executive such other benefits, including sick leave and the right to participate in retirement or pension plans, as are made generally available to senior executive officers and employees of the Employer from time to time.

         4. Indemnification and Liability Insurance. The Employer agrees to indemnify Executive with respect to any actions commenced against Executive in his capacity as an officer or director, or former officer or director, of the Employer or any affiliate thereof for which he may serve in such capacity. The Employer also agrees to use its best efforts to secure and maintain officers and directors liability insurance providing coverage for Executive.

         5. Employer's Policies. Executive agrees to observe and comply with the rules and regulations of the Employer as adopted by its Boards of Directors regarding the performance of his duties and to carry out and perform orders, directions and policies communicated to him from time to time by the Employer's Boards of Directors.

         6. Nondisclosure Covenant.

            (a) General. All records, financial statements and similar documents obtained, reviewed or compiled by Executive in the course of the performance by him of services for the Employer, whether or not confidential information or trade secrets, shall be the exclusive property of the Employer. Executive shall have no rights in such documents upon any termination of this Agreement.

            (b) Confidential Information. Executive will not disclose to any person or entity (except as required by applicable law or in connection with the performance of his duties and responsibilities hereunder), or use for his own benefit or gain, any confidential information of the Employer obtained by him incident to his employment with the Employer. The term "confidential information" includes, without limitation, financial information, business plans, prospects and opportunities which have been discussed or considered by the management of the Employer but does not include any information which has become part of the public domain by means other than Executive's non-observance of his obligations hereunder. This paragraph shall survive the termination of this Agreement.

         7. Termination and Severance Payments.

            (a) At-Will Employment. Executive's employment hereunder is "at will" and may be terminated by the Employer at any time with or without Good Reason (as defined in Section 7(e) below), by a majority vote of all of the members of the Board of Directors of the Employer upon written notice to Executive, subject only to the severance provisions specifically set forth in this Section 7.

            (b) Termination by Executive. The Employment Period and Executive's employment hereunder may be terminated effective immediately by Executive by written notice to the Board of Directors of the Employer within 30 days of the occurrence of (i) a failure of the Board of Directors of the Employer to elect Executive to offices with the same or substantially the same duties and responsibilities as set forth in Section 2, (ii) a material failure by the Employer to comply with the provisions of Section 3 or a material breach by the Employer of any other provision of this Agreement, or (iii) a Force Out (as such term is defined in Section 7(e) below).

            (c) Certain Benefits upon Termination by Executive. Except as specifically provided in this Section 7 or otherwise required by law, all compensation and benefits to Executive under this Agreement shall terminate on the date of termination of the Employment Period. Notwithstanding the foregoing, if the Employment Period is terminated pursuant to Section 7(b) or if Executive's employment is terminated by the Employer other than for Good Reason, Executive shall be entitled to the following benefits:

                  (i) The Employer shall continue to pay Executive's Base Salary for the remaining term of this Agreement after the date of Executive's termination, at the rate in effect on the date of his termination and on the same periodic payment dates as payment would have been made to Executive had the Employment Period not been terminated;

                  (ii) For the remaining term of this Agreement, Executive shall continue to receive all benefits described in Section 3 existing on the date of termination. For purposes of the application of such benefits, Executive shall be treated as if he had remained in the employ of the Employer with a Base Salary at the rate in effect on the date of termination;

                  (iii) For purposes of any stock  option plan of the  Employer,
            Executive shall be treated as if he had remained in the employ of the Employer for the remaining term of this Agreement after the date of Executive's termination so that (x) any stock options or other awards (including restricted stock grants) of the Executive under such plan shall continue to vest and become exercisable, and (y) Executive shall be entitled to exercise any exercisable options or other rights;

                  (iv) If, in spite of the  provisions  above,  any  benefits or service credits under any benefit plan or program of the Employer may not be paid or provided under such plan or program to Executive, or to Executive's dependents, beneficiaries or estate, because Executive is no longer considered to be an employee of the Employer, the Employer shall pay or provide for payment of such benefits and service credits to Executive, or to Executive's dependents, beneficiaries or estate, for the remaining term of this Agreement; and

                  (v) Nothing  herein  shall be deemed to obligate  Executive to seek other employment in the event of any such termination and any amounts earned or benefits received from such other employment will not serve to reduce in any way the amounts and benefits payable in accordance herewith.

            (d) Termination by the Employer for Good Reason. If (i) Executive is terminated for Good Reason or (ii) Executive shall voluntarily terminate his employment hereunder (other than pursuant to Section 7(b) hereof), then the Employment Period shall terminate as of the effective date set forth in the written notice of such termination (the "Termination Date") and Executive shall be entitled to receive only his Base Salary at the rate then in effect until the Termination Date and any outstanding stock options held by Executive shall expire in accordance with the terms of the stock option plan or option agreement under which the stock options were granted.

            (e) Definitions. The following terms shall be defined as set forth below.

                  (i) A  "Change-in-Control"  shall be deemed  to have  occurred after the effective date of this Agreement if:

                        (A) any  Person,  together  with  all  "affiliates"  and
                  "associates" (as such terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the "Exchange Act")) of such Person, shall become the "beneficial owner" (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Employer representing 30% or more of either (A) the combined voting power of the Employer's then outstanding securities having the right to vote in an election of the Employer's Board of Directors ("Voting Securities") or (B) the then outstanding shares of all classes of stock of the Employer (in either such case other than as a result of the acquisition of securities directly from the Employer); or

                        (B) individuals who, as of the effective date of this Agreement, constitute the Employer's Board of Directors (the "Incumbent Directors") cease for any reason, including, without limitation, as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority of the Employer's Board of Directors, provided that any person becoming a director of the Employer subsequent to the effective date of this Agreement whose election or nomination for election was approved by a vote of at least a majority of the Incumbent Directors shall, for purposes of this Agreement, be considered an Incumbent Director; or

                        (C) the  stockholders  of the Employer shall approve (1)
                  any consolidation or merger of the Employer or any subsidiary where the stockholders of the Employer, immediately prior to the consolidation or merger, would not, immediately after the consolidation or merger, beneficially own (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, shares representing in the aggregate at least 60% of the voting shares of the corporation issuing cash or securities in the consolidation or merger (or of its ultimate parent corporation, if any), (2) any sale, lease, exchange or other transfer (in one transaction or a series of transactions contemplated or arranged by any party as a single plan) of all or substantially all of the assets of the Employer or (3) any plan or proposal for the liquidation or dissolution of the Employer;

         Notwithstanding the foregoing, a "Change-in-Control" shall not be deemed to have occurred for purposes of the foregoing clause (A) solely as the result of an acquisition of securities by the Employer which, by reducing the number of shares of stock or other Voting Securities outstanding, increases (x) the proportionate number of shares of stock of the Employer beneficially owned by any Person to 30% or more of the shares of stock then outstanding or (y) the proportionate voting power represented by the Voting Securities beneficially owned by any Person to 30% or more of the combined voting power of all then outstanding Voting Securities; provided, however, that if any Person referred to in clause (x) or (y) of this sentence shall thereafter become the beneficial owner of any additional stock of the Employer or other Voting Securities (other than pursuant to a share split, stock dividend, or similar transaction), then a "Change-in-Control" shall be deemed to have occurred for purposes of the foregoing clause (A).

                  (ii) A "Force  Out"  shall be deemed to have  occurred  in the event of a Change-in-Control followed by:

                        (A) a change  in  duties,  responsibilities,  status  or
                  positions with the Employer, which, in Executive's reasonable judgment, does not represent a promotion from or maintaining of Executive's duties, responsibilities, status or positions as in effect immediately prior to the Change-in-Control, or any removal of Executive from or any failure to reappoint or reelect Executive to such positions, except in connection with the termination of Executive's employment for Good Reason, disability, retirement or death;

                        (B) a  reduction  by the  Employer in  Executive's  Base
                  Salary    as   in    effect    immediately    prior   to   the
                  Change-in-Control;

                        (C) the  failure by the  Employer  to continue in effect
                  any of the benefit plans, programs or arrangements in which Executive is participating at the time of the Change-in-Control of the Employer (unless Executive is permitted to participate in any substitute benefit plan, program or arrangement with substantially the same terms and to the same extent and with the same rights as Executive had with respect to the benefit plan, program or arrangement that is discontinued) other than as a result of the normal expiration of any such benefit plan, program or arrangement in accordance with its terms as in effect at the time of the Change-in-Control, or the taking of any action, or the failure to act, by the Employer which would adversely affect Executive's continued participation in any of such benefit plans, programs or arrangements on at least as favorable a basis to Executive as is the case on the date of the Change-in-Control or which would materially reduce Executive's benefits in the future under any of such benefit plans, programs or arrangements or deprive Executive of any material benefits enjoyed by Executive at the time of the Change-in-Control;

                        (D) the  failure by the  Employer  to provide and credit
                  Executive with the number of paid vacation days to which Executive is then entitled in accordance with the Employer's normal vacation policies as in effect immediately prior to the Change-in-Control;

                        (E) the Employer's requiring Executive to be based in an
                  office located beyond a reasonable commuting distance from Executive's residence immediately prior to the Change-in-Control, except for required travel relating to the Employer's business to an extent substantially consistent with the business travel obligations which Executive undertook on behalf of the Employer prior to the Change-in-Control;

                        (F) the  failure  by the  Employer  to  obtain  from any
                  successor to the Employer an agreement to be bound by this Agreement pursuant to Section 11 hereof; or

                        (G) any  refusal by the  Employer  to  continue to allow
                  Executive to attend to matters or engage in activities not directly related to the business of the Employer which, prior to the Change-in-Control, Executive was permitted by the Employer's Boards of Directors to attend to or engage in.

                  (iii) "Good Reason" shall mean a finding by the Employer's Board of Directors that Executive has (A) acted with gross negligence or willful misconduct in connection with the performance of his material duties hereunder; (B) defaulted in the performance of his material duties hereunder and has not corrected such action within 15 days of receipt of written notice thereof; (C) willfully acted against the best interests of the Employer, which act has had a material and adverse impact on the financial affairs of the Employer; or (D) been convicted of a felony or committed a material act of common law fraud against the Employer or its employees and such act or conviction has had, or the Employer's Board of Directors reasonably determines will have, a material adverse effect on the interests of the Employer; provided, however, that a finding of Good Reason shall not become effective unless and until the Board of Directors provides the Executive notice that it is considering making such finding and a reasonable opportunity to be heard by the Board of Directors.

                  (iv) "Person" shall have the meaning used in Sections 13(d) and 14(d) of the Exchange Act; provided however, that the term "Person" shall not include (A) any current partner of Reckson Operating Partnership, L.P., any stockholder or employee of the Employer on the date hereof or any estate or member of the immediate family of such a partner, stockholder or employee, or (B) the Employer, any of its subsidiaries, or any trustee, fiduciary or other person or entity holding securities under any employee benefit plan of the Employer or any of its subsidiaries.

            (f) Termination by Reason of Death. The Employment Period shall terminate upon Executive's death and in such event, the Employer shall pay Executive's Base Salary for a period of six (6) months from the date of his death, or such longer period as the Employer's Boards of Directors may determine, to Executive's estate or to a beneficiary designated by Executive in writing prior to his death. Any unexercised or unvested stock options shall remain exercisable or vest upon Executive's death only to the extent provided in the applicable option plan and option agreements.

            (g) Termination by Reason of Disability. In the event that Executive shall become unable to efficiently perform his duties hereunder because of any physical or mental disability or illness, Executive shall be entitled to be paid his Base Salary until the later of such time when (i) the period of disability or illness (whether or not the same disability or illness) shall exceed 180 consecutive days during the Employment Period and (ii) Executive becomes eligible to receive benefits under a comprehensive disability insurance policy obtained by the Employer (the "Disability Period"). Following the expiration of the Disability Period, the Employer may terminate this Agreement upon written notice of such termination. Any unexercised or unvested stock options shall remain exercisable or vest upon such termination only to the extent provided in the applicable option plan and option agreements .

            (h) Arbitration in the Event of a Dispute Regarding the Nature of Termination. In the event that the Employer terminates Executive's employment for Good Reason and Executive contends that Good Reason did not exist, the Employer's only obligation shall be to submit such claim to arbitration before the American Arbitration Association ("AAA"). In such a proceeding, the only issue before the arbitrator will be whether Executive was in fact terminated for Good Reason. If the arbitrator determines that Executive was not terminated for Good Reason, the only remedy that the arbitrator may award is entitlement to the severance payments and benefits specified in Paragraph 7(c), the costs of arbitration, and Executive's attorneys' fees. If the arbitrator finds that Executive was terminated for Good Reason, the arbitrator will be without authority to award Executive anything, the parties will each be responsible for their own attorneys' fees, and the costs of arbitration will be paid 50% by Executive and 50% by the Employer.

         8. Noncompetition Covenant.

            (a) Because Executive's services to the Employer are essential and because Executive has access to the Employer's confidential information, Executive covenants and agrees that (i) during the Employment Period and (ii) in the event that this Agreement is terminated by the Employer for Good Reason or by Executive other than pursuant to Section 7(b) hereof, during the Noncompetition Period Executive will not, without the prior written consent of the Board of Directors of the Employer which shall include the unanimous consent of the Directors who are not officers of the Employer, directly or indirectly:

                        (A) engage, participate or assist, as an owner, partner,
                  employee, consultant, director, officer, trustee or agent, in any business that engages or attempts to engage in, directly or indirectly, the acquisition, development, construction, operation, management or leasing of any commercial industrial or office real estate property anywhere in the Tri-State metropolitan area, or

                        (B) intentionally  interfere with, disrupt or attempt to
                  disrupt the relationship, contractual or otherwise, between the Employer or its affiliates and any tenant, supplier, contractor, lender, employee or governmental agency or authority.

            (b) For purposes of this Section 8, the Noncompetition Period shall mean the period commencing on the date of termination of Executive's employment under this Agreement and ending on the latest of (i) the third anniversary of the effective date of this Agreement, or (ii) the first anniversary of the date of termination of Executive's employment under this Agreement.

            (c) Notwithstanding anything contained herein to the contrary, Executive is not prohibited by this Section 8 from (i) maintaining his investment in any Option Property (as such term is defined in the Employer's final prospectus relating to the initial public offering of the Employer's Common Stock), (ii) from making investments in any entity that engages, directly or indirectly, in the acquisition, development, construction, operation, management or leasing of commercial industrial or office real estate properties, regardless of where they are located, if the shares or other ownership interests of such entity are publicly traded and Executive's aggregate investment in such entity constitutes less than five percent (5%) of the equity ownership of such entity, or (iii) providing services to RSI and its affiliates.

            (d) The provisions of this Section 8 shall survive the termination of this Agreement.

         9. Conflicting Agreements. Executive hereby represents and warrants that the execution of this Agreement and the performance of his obligations hereunder will not breach or be in conflict with any other agreement to which he is a party or is bound, and that he is not now subject to any covenants against competition or similar covenants which would affect the performance of his obligations hereunder.

         10. Notices. Any notice required or permitted hereunder shall be in writing and shall be deemed sufficient when given by hand, by nationally recognized overnight courier or by express, registered or certified mail, postage prepaid, return receipt requested, and addressed to the Employer or Executive, as applicable, at the address indicated above (or to such other address as may be provided by notice).

         11. Miscellaneous. This Agreement (i) constitutes the entire agreement between the parties concerning the subject matter hereof and supersedes any and all prior agreements or understandings, (ii) may not be assigned by Executive without the prior written consent of the Employer, and (iii) may be assigned by the Employer and shall be binding upon, and inure to the benefit of, the Employer's successors and assigns. Headings herein are for convenience of reference only and shall not define, limit or interpret the contents hereof.

         12. Amendment. This Agreement may be amended, modified or supplemented by the mutual consent of the parties in writing, but no oral amendment, modification or supplement shall be effective.

         13. Specific Enforcement. The provisions of Sections 6 and 8 of this Agreement are to be specifically enforced if not performed according to their terms. Without limiting the generality of the foregoing, the parties acknowledge that the Employer would be irreparably damaged and there would be no adequate remedy at law for Executive's breach of Sections 6 and 8 of this Agreement and further acknowledge that the Employer may seek entry of a temporary restraining order or preliminary injunction, in addition to any other remedies available at law or in equity, to enforce the provisions thereof.

         14. Severability. If a court of competent jurisdiction adjudicates any one or more of the provisions hereof as invalid, illegal or unenforceable in any respect, such provision(s) shall be ineffective only to the extent and duration of such invalidity, illegality or unenforceability and such invalidity, illegality or unenforceability shall not affect the remaining substance of such provision or any other provision of this Agreement and this Agreement shall be construed as if such invalid, illegal or unenforceable provision had been limited or modified (consistent with its general intent) to the extent necessary so that it shall be valid, legal and enforceable. If it shall not be possible to so limit or modify such invalid, illegal or unenforceable provision, this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein, and the parties will use their best efforts to substitute a valid, legal and enforceable provision which, insofar as practicable, implements the purpose and intent of the provision originally contained herein.

         15. Governing Law. This Agreement shall be construed and governed by the laws of the State of New York.

         IN WITNESS WHEREOF, this Agreement is entered into as of the date and year first above written.

                                      RECKSON ASSOCIATES REALTY CORP.


                                      By: /s/ Scott Rechler
                                         ----------------------------
                                            Name:  Scott Rechler
                                            Title: President


                                      /s/ Donald Rechler
                                      -------------------------------
                                      Donald J. Rechler

                                                                   Exhibit 10.8

                          AMENDMENT AND RESTATEMENT OF
                     EMPLOYMENT AND NONCOMPETITION AGREEMENT

         This AMENDMENT AND RESTATEMENT OF EMPLOYMENT AND NONCOMPETITION AGREEMENT ("Agreement") is made as of the 1st day of June, 1998 by and among Scott H. Rechler ("Executive") and Reckson Associates Realty Corp., a Maryland corporation with a principal place of business at 225 Broadhollow Road, Melville, New York 11747 (the "Employer") and amends, supersedes and completely restates the Employment and Noncompetition Agreement made as of June 2, 1995 by and among the Executive and the Employer.

         1. Term. The term of this Agreement shall commence on the date first above written and, unless earlier terminated as provided in Paragraph 7 below, shall terminate on the fifth anniversary of such date (the "Original Term"); provided, however, that Sections 6 and 8 hereof shall survive the termination of this Agreement as provided therein. The Original Term may be extended for such period or periods, if any, as agreed to by Executive and the Employer (each a "Renewal Term"). The period of Executive's employment hereunder consisting of the Original Term and all Renewal Terms is herein referred to as the "Employment Period".

         2. Employment and Duties.

            (a) During the Employment Period, Executive shall be employed in the business of the Employer and its affiliates. Executive shall serve the Employer as a senior corporate executive with the titles President and Chief Operating Officer of the Employer. Executive's duties and authority shall be as set forth in the By-laws of the Employer and as otherwise established by the Board of Directors of the Employer, shall be commensurate with his titles and positions with the Employer.

            (b) Executive agrees to his employment as described in this Paragraph 2 and agrees to devote substantially all of his business time and efforts to the performance of his duties under this Agreement, except as otherwise approved by the Board of Directors of the Employer; provided, however, that nothing herein shall be interpreted to preclude Executive from (i) participating as an officer or director of, or advisor to, any charitable or other tax exempt organization or otherwise engaging in charitable, fraternal or trade group activities, (ii) providing services to Reckson Service Industries, Inc. ("RSI") and its affiliates, or (iii) investing his assets as a passive investor in other entities or business ventures, provided that he performs no management or similar role with respect to such entities or ventures and such investment does not violate Section 8 hereof.

            (c) In performing his duties hereunder, Executive shall be available for reasonable travel as the needs of the Employer's business require. Executive shall be based in the tri-state metropolitan area of New York, New Jersey and Connecticut (the "Tri-State metropolitan area").

         3. Compensation and Benefits. In consideration of Executive's services hereunder, the Employer shall compensate Executive as provided in this Section 3.

            (a) Base Salary. The Employer shall pay Executive an aggregate annual salary at the rate of $400,000 per annum during the Employment Period ("Base Salary"), subject to withholding for applicable federal, state and local taxes. Base Salary shall be payable in accordance with the Employer's normal business practices, but in no event less frequently than monthly. Executive's Base Salary shall be reviewed no less frequently than annually by the Employer and may be increased, but not decreased, by the Employer during the Employment Period.

            (b) Incentive Compensation. In addition to the Base Salary payable to Executive pursuant to Section 3(a), during the Employment Period Executive shall be eligible to participate in any incentive compensation plans in effect with respect to senior executive officers of the Employer, subject to Executive's compliance with such criteria as the Employer's Board of Directors may establish for Executive's participation in such plans from time to time. Any awards to Executive under such plans will be established by the Employer's Board of Directors, or a committee thereof, in its sole discretion.

            (c) Stock Options. During the Employment Period, Executive shall be eligible to participate in employee stock option plans established from time to time for the benefit of senior executive officers and other employees of the Employer in accordance with the terms and conditions of such plans. All decisions regarding awards to Executive under the Employer's stock option plans shall be made in the sole discretion of the Employer's Board of Directors, or a committee thereof.

            (d) Expenses. Executive shall be reimbursed for all reasonable business related expenses incurred by Executive at the request of or on behalf of the Employer, subject to such reasonable requirements with respect to substantiation and documentation as may be specified by the Employer.

            (e) Medical and Dental Insurance. During the Employment Period, Executive and Executive's immediate family shall be entitled to participate in such medical and dental benefit plans as the Employer shall maintain from time to time for the benefit of senior executive officers of the Employer and their families, on the terms and subject to the conditions set forth in such plans.

            (f) Life Insurance and Disability  Insurance.  During the Employment
Period,   the  Employer   shall  provide   Executive  with  life  insurance  and
comprehensive disability insurance.

            (g) Vacations. Executive shall be entitled to reasonable paid vacations in accordance with the then regular procedures of the Employer governing senior executive officers, not to exceed four weeks per annum, in the aggregate.

            (h) Other Benefits. During the Employment Period, the Employer shall provide to Executive such other benefits, including sick leave and the right to participate in retirement or pension plans, as are made generally available to senior executive officers and employees of the Employer from time to time.

         4. Indemnification and Liability Insurance. The Employer agrees to indemnify Executive with respect to any actions commenced against Executive in his capacity as an officer or director, or former officer or director, of the Employer or any affiliate thereof for which he may serve in such capacity. The Employer also agrees to use its best efforts to secure and maintain officers and directors liability insurance providing coverage for Executive.

         5. Employer's Policies. Executive agrees to observe and comply with the rules and regulations of the Employer as adopted by its Boards of Directors regarding the performance of his duties and to carry out and perform orders, directions and policies communicated to him from time to time by the Employer's Boards of Directors.

         6. Nondisclosure Covenant.

            (a) General. All records, financial statements and similar documents obtained, reviewed or compiled by Executive in the course of the performance by him of services for the Employer, whether or not confidential information or trade secrets, shall be the exclusive property of the Employer. Executive shall have no rights in such documents upon any termination of this Agreement.

            (b) Confidential Information. Executive will not disclose to any person or entity (except as required by applicable law or in connection with the performance of his duties and responsibilities hereunder), or use for his own benefit or gain, any confidential information of the Employer obtained by him incident to his employment with the Employer. The term "confidential information" includes, without limitation, financial information, business plans, prospects and opportunities which have been discussed or considered by the management of the Employer but does not include any information which has become part of the public domain by means other than Executive's non-observance of his obligations hereunder. This paragraph shall survive the termination of this Agreement.

         7. Termination and Severance Payments.

            (a) At-Will Employment. Executive's employment hereunder is "at will" and may be terminated by the Employer at any time with or without Good Reason (as defined in Section 7(e) below), by a majority vote of all of the members of the Board of Directors of the Employer upon written notice to Executive, subject only to the severance provisions specifically set forth in this Section 7.

            (b) Termination by Executive. The Employment Period and Executive's employment hereunder may be terminated effective immediately by Executive by written notice to the Board of Directors of the Employer within 30 days of the occurrence of (i) a failure of the Board of Directors of the Employer to elect Executive to offices with the same or substantially the same duties and responsibilities as set forth in Section 2, (ii) a material failure by the Employer to comply with the provisions of Section 3 or a material breach by the Employer of any other provision of this Agreement, or (iii) a Force Out (as such term is defined in Section 7(e) below).

            (c) Certain Benefits upon Termination by Executive. Except as specifically provided in this Section 7 or otherwise required by law, all compensation and benefits to Executive under this Agreement shall terminate on the date of termination of the Employment Period. Notwithstanding the foregoing, if the Employment Period is terminated pursuant to Section 7(b) or if Executive's employment is terminated by the Employer other than for Good Reason, Executive shall be entitled to the following benefits:

                  (i) The Employer shall continue to pay Executive's Base Salary for the remaining term of this Agreement after the date of Executive's termination, at the rate in effect on the date of his termination and on the same periodic payment dates as payment would have been made to Executive had the Employment Period not been terminated;

                  (ii) For the remaining term of this Agreement, Executive shall continue to receive all benefits described in Section 3 existing on the date of termination. For purposes of the application of such benefits, Executive shall be treated as if he had remained in the employ of the Employer with a Base Salary at the rate in effect on the date of termination;

                  (iii) For purposes of any stock option plan of the Employer, Executive shall be treated as if he had remained in the employ of the Employer for the remaining term of this Agreement after the date of Executive's termination so that (x) any stock options or other awards (including restricted stock grants) of the Executive under such plan shall continue to vest and become exercisable, and (y) Executive shall be entitled to exercise any exercisable options or other rights;

                  (iv) If, in spite of the provisions above, any benefits or service credits under any benefit plan or program of the Employer may not be paid or provided under such plan or program to Executive, or to Executive's dependents, beneficiaries or estate, because Executive is no longer considered to be an employee of the Employer, the Employer shall pay or provide for payment of such benefits and service credits to Executive, or to Executive's dependents, beneficiaries or estate, for the remaining term of this Agreement; and

                  (v) Nothing herein shall be deemed to obligate Executive to seek other employment in the event of any such termination and any amounts earned or benefits received from such other employment will not serve to reduce in any way the amounts and benefits payable in accordance herewith.

         (d) Termination by the Employer for Good Reason. If (i) Executive is terminated for Good Reason or (ii) Executive shall voluntarily terminate his employment hereunder (other than pursuant to Section 7(b) hereof), then the Employment Period shall terminate as of the effective date set forth in the written notice of such termination (the "Termination Date") and Executive shall be entitled to receive only his Base Salary at the rate then in effect until the Termination Date and any outstanding stock options held by Executive shall expire in accordance with the terms of the stock option plan or option agreement under which the stock options were granted.

         (e) Definitions. The following terms shall be defined as set forth below.

            (i) A "Change-in-Control" shall be deemed to have occurred after the effective date of this Agreement if:

                  (A)  any   Person,   together   with  all   "affiliates"   and
         "associates" (as such terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the "Exchange Act")) of such Person, shall become the "beneficial owner" (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Employer representing 30% or more of either (A) the combined voting power of the Employer's then outstanding securities having the right to vote in an election of the Employer's Board of Directors ("Voting Securities") or (B) the then outstanding shares of all classes of stock of the Employer (in either such case other than as a result of the acquisition of securities directly from the Employer); or

                  (B) individuals who, as of the effective date of this Agreement, constitute the Employer's Board of Directors (the "Incumbent Directors") cease for any reason, including, without limitation, as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority of the Employer's Board of Directors, provided that any person becoming a director of the Employer subsequent to the effective date of this Agreement whose election or nomination for election was approved by a vote of at least a majority of the Incumbent Directors shall, for purposes of this Agreement, be considered an Incumbent Director; or

                  (C) the stockholders of the Employer shall approve (1) any consolidation or merger of the Employer or any subsidiary where the stockholders of the Employer, immediately prior to the consolidation or merger, would not, immediately after the consolidation or merger, beneficially own (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, shares representing in the aggregate at least 60% of the voting shares of the corporation issuing cash or securities in the consolidation or merger (or of its ultimate parent corporation, if any), (2) any sale, lease, exchange or other transfer (in one transaction or a series of transactions contemplated or arranged by any party as a single plan) of all or substantially all of the assets of the Employer or (3) any plan or proposal for the liquidation or dissolution of the Employer;

         Notwithstanding the foregoing, a "Change-in-Control" shall not be deemed to have occurred for purposes of the foregoing clause (A) solely as the result of an acquisition of securities by the Employer which, by reducing the number of shares of stock or other Voting Securities outstanding, increases (x) the proportionate number of shares of stock of the Employer beneficially owned by any Person to 30% or more of the shares of stock then outstanding or (y) the proportionate voting power represented by the Voting Securities beneficially owned by any Person to 30% or more of the combined voting power of all then outstanding Voting Securities; provided, however, that if any Person referred to in clause (x) or (y) of this sentence shall thereafter become the beneficial owner of any additional stock of the Employer or other Voting Securities (other than pursuant to a share split, stock dividend, or similar transaction), then a "Change-in-Control" shall be deemed to have occurred for purposes of the foregoing clause (A).

            (ii) A "Force Out" shall be deemed to have occurred in the event of a Change-in-Control followed by:

                  (A) a change in duties, responsibilities, status or positions with the Employer, which, in Executive's reasonable judgment, does not represent a promotion from or maintaining of Executive's duties, responsibilities, status or positions as in effect immediately prior to the Change-in-Control, or any removal of Executive from or any failure to reappoint or reelect Executive to such positions, except in connection with the termination of Executive's employment for Good Reason, disability, retirement or death;

                  (B) a reduction by the Employer in Executive's Base Salary as in effect immediately prior to the Change-in-Control;

                  (C) the  failure by the  Employer to continue in effect any of the benefit plans, programs or arrangements in which Executive is participating at the time of the Change-in-Control of the Employer (unless Executive is permitted to participate in any substitute benefit plan, program or arrangement with substantially the same terms and to the same extent and with the same rights as Executive had with respect to the benefit plan, program or arrangement that is discontinued) other than as a result of the normal expiration of any such benefit plan, program or arrangement in accordance with its terms as in effect at the time of the Change-in-Control, or the taking of any action, or the
         failure  to  act,  by  the  Employer  which  would   adversely   affect
         Executive's continued participation in any of such benefit plans, programs or arrangements on at least as favorable a basis to Executive as is the case on the date of the Change-in-Control or which would materially reduce Executive's benefits in the future under any of such benefit plans, programs or arrangements or deprive Executive of any material benefits enjoyed by Executive at the time of the Change-in-Control;

                  (D) the failure by the Employer to provide and credit Executive with the number of paid vacation days to which Executive is then entitled in accordance with the Employer's normal vacation policies as in effect immediately prior to the Change-in-Control;

                  (E) the Employer's requiring Executive to be based in an office located beyond a reasonable commuting distance from Executive's residence immediately prior to the Change-in-Control, except for required travel relating to the Employer's business to an extent substantially consistent with the business travel obligations which Executive undertook on behalf of the Employer prior to the Change-in-Control;

                  (F) the failure by the Employer to obtain from any successor to the Employer an agreement to be bound by this Agreement pursuant to
         Section 11 hereof; or

                  (G) any refusal by the Employer to continue to allow Executive to attend to matters or engage in activities not directly related to the business of the Employer which, prior to the Change-in-Control, Executive was permitted by the Employer's Boards of Directors to attend to or engage in.

            (iii) "Good Reason" shall mean a finding by the Employer's Board of Directors that Executive has (A) acted with gross negligence or willful misconduct in connection with the performance of his material duties hereunder;
(B) defaulted in the performance of his material duties hereunder and has not corrected such action within 15 days of receipt of written notice thereof; (C) willfully acted against the best interests of the Employer, which act has had a material and adverse impact on the financial affairs of the Employer; or (D) been convicted of a felony or committed a material act of common law fraud against the Employer or its employees and such act or conviction has had, or the Employer's Board of Directors reasonably determines will have, a material adverse effect on the interests of the Employer; provided, however, that a finding of Good Reason shall not become effective unless and until the Board of Directors provides the Executive notice that it is considering making such finding and a reasonable opportunity to be heard by the Board of Directors.

            (iv) "Person" shall have the meaning used in Sections 13(d) and 14(d) of the Exchange Act; provided however, that the term "Person" shall not include (A) any current partner of Reckson Operating Partnership, L.P., any stockholder or employee of the Employer on the date hereof or any estate or member of the immediate family of such a partner, stockholder or employee, or
(B) the Employer, any of its subsidiaries, or any trustee, fiduciary or other person or entity holding securities under any employee benefit plan of the Employer or any of its subsidiaries.

         (f) Termination by Reason of Death. The Employment Period shall terminate upon Executive's death and in such event, the Employer shall pay Executive's Base Salary for a period of six (6) months from the date of his death, or such longer period as the Employer's Boards of Directors may determine, to Executive's estate or to a beneficiary designated by Executive in writing prior to his death. Any unexercised or unvested stock options shall remain exercisable or vest upon Executive's death only to the extent provided in the applicable option plan and option agreements.

         (g) Termination by Reason of Disability. In the event that Executive shall become unable to efficiently perform his duties hereunder because of any physical or mental disability or illness, Executive shall be entitled to be paid his Base Salary until the later of such time when (i) the period of disability or illness (whether or not the same disability or illness) shall exceed 180 consecutive days during the Employment Period and (ii) Executive becomes eligible to receive benefits under a comprehensive disability insurance policy obtained by the Employer (the "Disability Period"). Following the expiration of the Disability Period, the Employer may terminate this Agreement upon written notice of such termination. Any unexercised or unvested stock options shall remain exercisable or vest upon such termination only to the extent provided in the applicable option plan and option agreements .

         (h) Arbitration in the Event of a Dispute Regarding the Nature of Termination. In the event that the Employer terminates Executive's employment for Good Reason and Executive contends that Good Reason did not exist, the Employer's only obligation shall be to submit such claim to arbitration before the American Arbitration Association ("AAA"). In such a proceeding, the only issue before the arbitrator will be whether Executive was in fact terminated for Good Reason. If the arbitrator determines that Executive was not terminated for Good Reason, the only remedy that the arbitrator may award is entitlement to the severance payments and benefits specified in Paragraph 7(c), the costs of arbitration, and Executive's attorneys' fees. If the arbitrator finds that Executive was terminated for Good Reason, the arbitrator will be without authority to award Executive anything, the parties will each be responsible for their own attorneys' fees, and the costs of arbitration will be paid 50% by Executive and 50% by the Employer.

         8. Noncompetition Covenant.

         (a) Because Executive's services to the Employer are essential and because Executive has access to the Employer's confidential information, Executive covenants and agrees that (i) during the Employment Period and (ii) in the event that this Agreement is terminated by the Employer for Good Reason or by Executive other than pursuant to Section 7(b) hereof, during the Noncompetition Period Executive will not, without the prior written consent of the Board of Directors of the Employer which shall include the unanimous consent of the Directors who are not officers of the Employer, directly or indirectly:

                  (A) engage, participate or assist, as an owner, partner, employee, consultant, director, officer, trustee or agent, in any business that engages or attempts to engage in, directly or indirectly, the acquisition, development, construction, operation, management or leasing of any commercial industrial or office real estate property anywhere in the Tri-State metropolitan area, or

                  (B)  intentionally  interfere  with,  disrupt  or  attempt  to disrupt the relationship, contractual or otherwise, between the Employer or its affiliates and any tenant, supplier, contractor, lender, employee or governmental agency or authority.

         (b) For purposes of this Section 8, the Noncompetition Period shall mean the period commencing on the date of termination of Executive's employment under this Agreement and ending on the latest of (i) the third anniversary of the effective date of this Agreement, or (ii) the first anniversary of the date of termination of Executive's employment under this Agreement.

         (c) Notwithstanding anything contained herein to the contrary, Executive is not prohibited by this Section 8 from (i) maintaining his investment in any Option Property (as such term is defined in the Employer's final prospectus relating to the initial public offering of the Employer's Common Stock), (ii) from making investments in any entity that engages, directly or indirectly, in the acquisition, development, construction, operation, management or leasing of commercial industrial or office real estate properties, regardless of where they are located, if the shares or other ownership interests of such entity are publicly traded and Executive's aggregate investment in such entity constitutes less than five percent (5%) of the equity ownership of such entity, or (iii) providing services to RSI and its affiliates.

         (d) The provisions of this Section 8 shall survive the termination of this Agreement.

         9. Conflicting Agreements. Executive hereby represents and warrants that the execution of this Agreement and the performance of his obligations hereunder will not breach or be in conflict with any other agreement to which he is a party or is bound, and that he is not now subject to any covenants against competition or similar covenants which would affect the performance of his obligations hereunder.

         10. Notices. Any notice required or permitted hereunder shall be in writing and shall be deemed sufficient when given by hand, by nationally recognized overnight courier or by express, registered or certified mail, postage prepaid, return receipt requested, and addressed to the Employer or Executive, as applicable, at the address indicated above (or to such other address as may be provided by notice).

         11. Miscellaneous. This Agreement (i) constitutes the entire agreement between the parties concerning the subject matter hereof and supersedes any and all prior agreements or understandings, (ii) may not be assigned by Executive without the prior written consent of the Employer, and (iii) may be assigned by the Employer and shall be binding upon, and inure to the benefit of, the Employer's successors and assigns. Headings herein are for convenience of reference only and shall not define, limit or interpret the contents hereof.

         12. Amendment. This Agreement may be amended, modified or supplemented by the mutual consent of the parties in writing, but no oral amendment, modification or supplement shall be effective.

         13. Specific Enforcement. The provisions of Sections 6 and 8 of this Agreement are to be specifically enforced if not performed according to their terms. Without limiting the generality of the foregoing, the parties acknowledge that the Employer would be irreparably damaged and there would be no adequate remedy at law for Executive's breach of Sections 6 and 8 of this Agreement and further acknowledge that the Employer may seek entry of a temporary restraining order or preliminary injunction, in addition to any other remedies available at law or in equity, to enforce the provisions thereof.

         14. Severability. If a court of competent jurisdiction adjudicates any one or more of the provisions hereof as invalid, illegal or unenforceable in any respect, such provision(s) shall be ineffective only to the extent and duration of such invalidity, illegality or unenforceability and such invalidity, illegality or unenforceability shall not affect the remaining substance of such provision or any other provision of this Agreement and this Agreement shall be construed as if such invalid, illegal or unenforceable provision had been limited or modified (consistent with its general intent) to the extent necessary so that it shall be valid, legal and enforceable. If it shall not be possible to so limit or modify such invalid, illegal or unenforceable provision, this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein, and the parties will use their best efforts to substitute a valid, legal and enforceable provision which, insofar as practicable, implements the purpose and intent of the provision originally contained herein.

         15. Governing Law. This Agreement shall be construed and governed by the laws of the State of New York.

         IN WITNESS WHEREOF, this Agreement is entered into as of the date and year first above written.

                                      RECKSON ASSOCIATES REALTY CORP.

                                      By: /s/ Michael Maturo
                                         ----------------------------------
                                            Name:  Michael Maturo
                                            Title: Executive Vice President


                                      /s/ Scott H. Rechler
                                      -------------------------------------
                                      Scott H. Rechler

                                                                    Exhibit 10.9


                          AMENDMENT AND RESTATEMENT OF
                     EMPLOYMENT AND NONCOMPETITION AGREEMENT

         This AMENDMENT AND RESTATEMENT OF EMPLOYMENT AND NONCOMPETITION AGREEMENT ("Agreement") is made as of the 1st day of June, 1998 by and among Mitchell D. Rechler ("Executive") and Reckson Associates Realty Corp., a Maryland corporation with a principal place of business at 225 Broadhollow Road, Melville, New York 11747 (the "Employer") and amends, supersedes and completely restates the Employment and Noncompetition Agreement made as of June 2, 1995 by and among the Executive and the Employer.

         1. Term. The term of this Agreement shall commence on the date first above written and, unless earlier terminated as provided in Paragraph 7 below, shall terminate on the fifth anniversary of such date (the "Original Term"); provided, however, that Sections 6 and 8 hereof shall survive the termination of this Agreement as provided therein. The Original Term may be extended for such period or periods, if any, as agreed to by Executive and the Employer (each a "Renewal Term"). The period of Executive's employment hereunder consisting of the Original Term and all Renewal Terms is herein referred to as the "Employment Period".

         2. Employment and Duties.

            (a) During the Employment Period, Executive shall be employed in the business of the Employer and its affiliates. Executive shall serve the Employer as a senior corporate executive with the title Executive Vice President of the Employer. Executive's duties and authority shall be as set forth in the By-laws of the Employer and as otherwise established by the Board of Directors of the Employer, shall be commensurate with his titles and positions with the Employer.

            (b) Executive agrees to his employment as described in this Paragraph 2 and agrees to devote substantially all of his business time and efforts to the performance of his duties under this Agreement, except as otherwise approved by the Board of Directors of the Employer; provided, however, that nothing herein shall be interpreted to preclude Executive from (i) participating as an officer or director of, or advisor to, any charitable or other tax exempt organization or otherwise engaging in charitable, fraternal or trade group activities, (ii) providing services to Reckson Service Industries, Inc. ("RSI") and its affiliates, or (iii) investing his assets as a passive investor in other entities or business ventures, provided that he performs no management or similar role with respect to such entities or ventures and such investment does not violate Section 8 hereof.

            (c) In performing his duties hereunder, Executive shall be available for reasonable travel as the needs of the Employer's business require. Executive shall be based in the tri-state metropolitan area of New York, New Jersey and Connecticut (the "Tri-State metropolitan area").

         3. Compensation and Benefits. In consideration of Executive's services hereunder, the Employer shall compensate Executive as provided in this Section 3.

            (a) Base Salary. The Employer shall pay Executive an aggregate annual salary at the rate of $300,000 per annum during the Employment Period ("Base Salary"), subject to withholding for applicable federal, state and local taxes. Base Salary shall be payable in accordance with the Employer's normal business practices, but in no event less frequently than monthly. Executive's Base Salary shall be reviewed no less frequently than annually by the Employer and may be increased, but not decreased, by the Employer during the Employment Period.

            (b) Incentive Compensation. In addition to the Base Salary payable to Executive pursuant to Section 3(a), during the Employment Period Executive shall be eligible to participate in any incentive compensation plans in effect with respect to senior executive officers of the Employer, subject to Executive's compliance with such criteria as the Employer's Board of Directors may establish for Executive's participation in such plans from time to time. Any awards to Executive under such plans will be established by the Employer's Board of Directors, or a committee thereof, in its sole discretion.

            (c) Stock Options. During the Employment Period, Executive shall be eligible to participate in employee stock option plans established from time to time for the benefit of senior executive officers and other employees of the Employer in accordance with the terms and conditions of such plans. All decisions regarding awards to Executive under the Employer's stock option plans shall be made in the sole discretion of the Employer's Board of Directors, or a committee thereof.

            (d) Expenses. Executive shall be reimbursed for all reasonable business related expenses incurred by Executive at the request of or on behalf of the Employer, subject to such reasonable requirements with respect to substantiation and documentation as may be specified by the Employer.

            (e) Medical and Dental Insurance. During the Employment Period, Executive and Executive's immediate family shall be entitled to participate in such medical and dental benefit plans as the Employer shall maintain from time to time for the benefit of senior executive officers of the Employer and their families, on the terms and subject to the conditions set forth in such plans.

            (f) Life Insurance and Disability  Insurance.  During the Employment
Period,   the  Employer   shall  provide   Executive  with  life  insurance  and
comprehensive disability insurance.

            (g) Vacations. Executive shall be entitled to reasonable paid vacations in accordance with the then regular procedures of the Employer governing senior executive officers, not to exceed four weeks per annum, in the aggregate.

            (h) Other Benefits. During the Employment Period, the Employer shall provide to Executive such other benefits, including sick leave and the right to participate in retirement or pension plans, as are made generally available to senior executive officers and employees of the Employer from time to time.

         4. Indemnification and Liability Insurance. The Employer agrees to indemnify Executive with respect to any actions commenced against Executive in his capacity as an officer or director, or former officer or director, of the Employer or any affiliate thereof for which he may serve in such capacity. The Employer also agrees to use its best efforts to secure and maintain officers and directors liability insurance providing coverage for Executive.

         5. Employer's Policies. Executive agrees to observe and comply with the rules and regulations of the Employer as adopted by its Boards of Directors regarding the performance of his duties and to carry out and perform orders, directions and policies communicated to him from time to time by the Employer's Boards of Directors.

         6. Nondisclosure Covenant.

            (a) General. All records, financial statements and similar documents obtained, reviewed or compiled by Executive in the course of the performance by him of services for the Employer, whether or not confidential information or trade secrets, shall be the exclusive property of the Employer. Executive shall have no rights in such documents upon any termination of this Agreement.

            (b) Confidential Information. Executive will not disclose to any person or entity (except as required by applicable law or in connection with the performance of his duties and responsibilities hereunder), or use for his own benefit or gain, any confidential information of the Employer obtained by him incident to his employment with the Employer. The term "confidential information" includes, without limitation, financial information, business plans, prospects and opportunities which have been discussed or considered by the management of the Employer but does not include any information which has become part of the public domain by means other than Executive's non-observance of his obligations hereunder. This paragraph shall survive the termination of this Agreement.

         7. Termination and Severance Payments.

            (a) At-Will Employment. Executive's employment hereunder is "at will" and may be terminated by the Employer at any time with or without Good Reason (as defined in Section 7(e) below), by a majority vote of all of the members of the Board of Directors of the Employer upon written notice to Executive, subject only to the severance provisions specifically set forth in this Section 7.

            (b) Termination by Executive. The Employment Period and Executive's employment hereunder may be terminated effective immediately by Executive by written notice to the Board of Directors of the Employer within 30 days of the occurrence of (i) a failure of the Board of Directors of the Employer to elect Executive to offices with the same or substantially the same duties and responsibilities as set forth in Section 2, (ii) a material failure by the Employer to comply with the provisions of Section 3 or a material breach by the Employer of any other provision of this Agreement, or (iii) a Force Out (as such term is defined in Section 7(e) below).

            (c) Certain Benefits upon Termination by Executive. Except as specifically provided in this Section 7 or otherwise required by law, all compensation and benefits to Executive under this Agreement shall terminate on the date of termination of the Employment Period. Notwithstanding the foregoing, if the Employment Period is terminated pursuant to Section 7(b) or if Executive's employment is terminated by the Employer other than for Good Reason, Executive shall be entitled to the following benefits:

                  (i) The Employer shall continue to pay Executive's Base Salary for the remaining term of this Agreement after the date of Executive's termination, at the rate in effect on the date of his termination and on the same periodic payment dates as payment would have been made to Executive had the Employment Period not been terminated;

                  (ii) For the remaining term of this Agreement, Executive shall continue to receive all benefits described in Section 3 existing on the date of termination. For purposes of the application of such benefits, Executive shall be treated as if he had remained in the employ of the Employer with a Base Salary at the rate in effect on the date of termination;

                  (iii) For purposes of any stock option plan of the Employer, Executive shall be treated as if he had remained in the employ of the Employer for the remaining term of this Agreement after the date of Executive's termination so that (x) any stock options or other awards (including restricted stock grants) of the Executive under such plan shall continue to vest and become exercisable, and (y) Executive shall be entitled to exercise any exercisable options or other rights;

                  (iv) If, in spite of the provisions above, any benefits or service credits under any benefit plan or program of the Employer may not be paid or provided under such plan or program to Executive, or to Executive's dependents, beneficiaries or estate, because Executive is no longer considered to be an employee of the Employer, the Employer shall pay or provide for payment of such benefits and service credits to Executive, or to Executive's dependents, beneficiaries or estate, for the remaining term of this Agreement; and

                  (v) Nothing herein shall be deemed to obligate Executive to seek other employment in the event of any such termination and any amounts earned or benefits received from such other employment will not serve to reduce in any way the amounts and benefits payable in accordance herewith.

            (d) Termination by the Employer for Good Reason. If (i) Executive is terminated for Good Reason or (ii) Executive shall voluntarily terminate his employment hereunder (other than pursuant to Section 7(b) hereof), then the Employment Period shall terminate as of the effective date set forth in the written notice of such termination (the "Termination Date") and Executive shall be entitled to receive only his Base Salary at the rate then in effect until the Termination Date and any outstanding stock options held by Executive shall expire in accordance with the terms of the stock option plan or option agreement under which the stock options were granted.

            (e) Definitions. The following terms shall be defined as set forth below.

                  (i) A "Change-in-Control" shall be deemed to have occurred after the effective date of this Agreement if:

                           (A) any Person,  together with all  "affiliates"  and
                  "associates" (as such terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the "Exchange Act")) of such Person, shall become the "beneficial owner" (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Employer representing 30% or more of either (A) the combined voting power of the Employer's then outstanding securities having the right to vote in an election of the Employer's Board of Directors ("Voting Securities") or (B) the then outstanding shares of all classes of stock of the Employer (in either such case other than as a result of the acquisition of securities directly from the Employer); or

                           (B) individuals who, as of the effective date of this
                  Agreement, constitute the Employer's Board of Directors (the "Incumbent Directors") cease for any reason, including, without limitation, as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority of the Employer's Board of Directors, provided that any person becoming a director of the Employer subsequent to the effective date of this Agreement whose election or nomination for election was approved by a vote of at least a majority of the Incumbent Directors shall, for purposes of this Agreement, be considered an Incumbent Director; or

                           (C) the  stockholders  of the Employer  shall approve
                  (1) any consolidation or merger of the Employer or any subsidiary where the stockholders of the Employer, immediately prior to the consolidation or merger, would not, immediately after the consolidation or merger, beneficially own (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, shares representing in the aggregate at least 60% of the voting shares of the corporation issuing cash or securities in the consolidation or merger (or of its ultimate parent corporation, if any), (2) any sale, lease, exchange or other transfer (in one transaction or a series of transactions contemplated or arranged by any party as a single plan) of all or substantially all of the assets of the Employer or (3) any plan or proposal for the liquidation or dissolution of the Employer;

         Notwithstanding the foregoing, a "Change-in-Control" shall not be deemed to have occurred for purposes of the foregoing clause (A) solely as the result of an acquisition of securities by the Employer which, by reducing the number of shares of stock or other Voting Securities outstanding, increases (x) the proportionate number of shares of stock of the Employer beneficially owned by any Person to 30% or more of the shares of stock then outstanding or (y) the proportionate voting power represented by the Voting Securities beneficially owned by any Person to 30% or more of the combined voting power of all then outstanding Voting Securities; provided, however, that if any Person referred to in clause (x) or (y) of this sentence shall thereafter become the beneficial owner of any additional stock of the Employer or other Voting Securities (other than pursuant to a share split, stock dividend, or similar transaction), then a "Change-in-Control" shall be deemed to have occurred for purposes of the foregoing clause (A).

                  (ii) A "Force Out" shall be deemed to have occurred in the event of a Change-in-Control followed by:

                           (A) a change in duties,  responsibilities,  status or
                  positions with the Employer, which, in Executive's reasonable judgment, does not represent a promotion from or maintaining of Executive's duties, responsibilities, status or positions as in effect immediately prior to the Change-in-Control, or any removal of Executive from or any failure to reappoint or reelect Executive to such positions, except in connection with the termination of Executive's employment for Good Reason, disability, retirement or death;

                           (B) a reduction by the Employer in  Executive's  Base
                  Salary    as   in    effect    immediately    prior   to   the
                  Change-in-Control;

                           (C) the failure by the Employer to continue in effect
                  any of the benefit plans, programs or arrangements in which Executive is participating at the time of the Change-in-Control of the Employer (unless Executive is permitted to participate in any substitute benefit plan, program or arrangement with substantially the same terms and to the same extent and with the same rights as Executive had with respect to the benefit plan, program or arrangement that is discontinued) other than as a result of the normal expiration of any such benefit plan, program or arrangement in accordance with its terms as in effect at the time of the Change-in-Control, or the taking of any action, or the failure to act, by the Employer which would adversely affect Executive's continued participation in any of such benefit plans, programs or arrangements on at least as favorable a basis to Executive as is the case on the date of the Change-in-Control or which would materially reduce Executive's benefits in the future under any of such benefit plans, programs or arrangements or deprive Executive of any material benefits enjoyed by Executive at the time of the Change-in-Control;

                           (D) the failure by the Employer to provide and credit
                  Executive with the number of paid vacation days to which Executive is then entitled in accordance with the Employer's normal vacation policies as in effect immediately prior to the Change-in-Control;

                           (E) the Employer's requiring Executive to be based in
                  an office located beyond a reasonable commuting distance from Executive's residence immediately prior to the Change-in-Control, except for required travel relating to the Employer's business to an extent substantially consistent with the business travel obligations which Executive undertook on behalf of the Employer prior to the Change-in-Control;

                           (F) the  failure by the  Employer  to obtain from any
                  successor to the Employer an agreement to be bound by this Agreement pursuant to Section 11 hereof; or

                           (G) any refusal by the  Employer to continue to allow
                  Executive to attend to matters or engage in activities not directly related to the business of the Employer which, prior to the Change-in-Control, Executive was permitted by the Employer's Boards of Directors to attend to or engage in.

                        (iii) "Good Reason" shall mean a finding by the Employer's Board of Directors that Executive has (A) acted with gross negligence or willful misconduct in connection with the performance of his material duties hereunder; (B) defaulted in the performance of his material duties hereunder and has not corrected such action within 15 days of receipt of written notice thereof; (C) willfully acted against the best interests of the Employer, which act has had a material and adverse impact on the financial affairs of the Employer; or (D) been convicted of a felony or committed a material act of common law fraud against the Employer or its employees and such act or conviction has had, or the Employer's Board of Directors reasonably determines will have, a material adverse effect on the interests of the Employer; provided, however, that a finding of Good Reason shall not become effective unless and until the Board of Directors provides the Executive notice that it is considering making such finding and a reasonable opportunity to be heard by the Board of Directors.

                        (iv) "Person" shall have the meaning used in Sections 13(d) and 14(d) of the Exchange Act; provided however, that the term "Person" shall not include (A) any current partner of Reckson Operating Partnership, L.P., any stockholder or employee of the Employer on the date hereof or any estate or member of the immediate family of such a partner, stockholder or employee, or (B) the Employer, any of its subsidiaries, or any trustee, fiduciary or other person or entity holding securities under any employee benefit plan of the Employer or any of its subsidiaries.

            (f) Termination by Reason of Death. The Employment Period shall terminate upon Executive's death and in such event, the Employer shall pay Executive's Base Salary for a period of six (6) months from the date of his death, or such longer period as the Employer's Boards of Directors may determine, to Executive's estate or to a beneficiary designated by Executive in writing prior to his death. Any unexercised or unvested stock options shall remain exercisable or vest upon Executive's death only to the extent provided in the applicable option plan and option agreements.

            (g) Termination by Reason of Disability. In the event that Executive shall become unable to efficiently perform his duties hereunder because of any physical or mental disability or illness, Executive shall be entitled to be paid his Base Salary until the later of such time when (i) the period of disability or illness (whether or not the same disability or illness) shall exceed 180 consecutive days during the Employment Period and (ii) Executive becomes eligible to receive benefits under a comprehensive disability insurance policy obtained by the Employer (the "Disability Period"). Following the expiration of the Disability Period, the Employer may terminate this Agreement upon written notice of such termination. Any unexercised or unvested stock options shall remain exercisable or vest upon such termination only to the extent provided in the applicable option plan and option agreements .

            (h) Arbitration in the Event of a Dispute Regarding the Nature of Termination. In the event that the Employer terminates Executive's employment for Good Reason and Executive contends that Good Reason did not exist, the Employer's only obligation shall be to submit such claim to arbitration before the American Arbitration Association ("AAA"). In such a proceeding, the only issue before the arbitrator will be whether Executive was in fact terminated for Good Reason. If the arbitrator determines that Executive was not terminated for Good Reason, the only remedy that the arbitrator may award is entitlement to the severance payments and benefits specified in Paragraph 7(c), the costs of arbitration, and Executive's attorneys' fees. If the arbitrator finds that Executive was terminated for Good Reason, the arbitrator will be without authority to award Executive anything, the parties will each be responsible for their own attorneys' fees, and the costs of arbitration will be paid 50% by Executive and 50% by the Employer.

         8. Noncompetition Covenant.

            (a) Because Executive's services to the Employer are essential and because Executive has access to the Employer's confidential information, Executive covenants and agrees that (i) during the Employment Period and (ii) in the event that this Agreement is terminated by the Employer for Good Reason or by Executive other than pursuant to Section 7(b) hereof, during the Noncompetition Period Executive will not, without the prior written consent of the Board of Directors of the Employer which shall include the unanimous consent of the Directors who are not officers of the Employer, directly or indirectly:

                  (A) engage, participate or assist, as an owner, partner, employee, consultant, director, officer, trustee or agent, in any business that engages or attempts to engage in, directly or indirectly, the acquisition, development, construction, operation, management or leasing of any commercial industrial or office real estate property anywhere in the Tri-State metropolitan area, or

                  (B)  intentionally  interfere  with,  disrupt  or  attempt  to disrupt the relationship, contractual or otherwise, between the Employer or its affiliates and any tenant, supplier, contractor, lender, employee or governmental agency or authority.

            (b) For purposes of this Section 8, the Noncompetition Period shall mean the period commencing on the date of termination of Executive's employment under this Agreement and ending on the latest of (i) the third anniversary of the effective date of this Agreement, or (ii) the first anniversary of the date of termination of Executive's employment under this Agreement.

            (c) Notwithstanding anything contained herein to the contrary, Executive is not prohibited by this Section 8 from (i) maintaining his investment in any Option Property (as such term is defined in the Employer's final prospectus relating to the initial public offering of the Employer's Common Stock), (ii) from making investments in any entity that engages, directly or indirectly, in the acquisition, development, construction, operation, management or leasing of commercial industrial or office real estate properties, regardless of where they are located, if the shares or other ownership interests of such entity are publicly traded and Executive's aggregate investment in such entity constitutes less than five percent (5%) of the equity ownership of such entity, or (iii) providing services to RSI and its affiliates.

            (d) The provisions of this Section 8 shall survive the termination of this Agreement.

         9. Conflicting Agreements. Executive hereby represents and warrants that the execution of this Agreement and the performance of his obligations hereunder will not breach or be in conflict with any other agreement to which he is a party or is bound, and that he is not now subject to any covenants against competition or similar covenants which would affect the performance of his obligations hereunder.

         10. Notices. Any notice required or permitted hereunder shall be in writing and shall be deemed sufficient when given by hand, by nationally recognized overnight courier or by express, registered or certified mail, postage prepaid, return receipt requested, and addressed to the Employer or Executive, as applicable, at the address indicated above (or to such other address as may be provided by notice).

         11. Miscellaneous. This Agreement (i) constitutes the entire agreement between the parties concerning the subject matter hereof and supersedes any and all prior agreements or understandings, (ii) may not be assigned by Executive without the prior written consent of the Employer, and (iii) may be assigned by the Employer and shall be binding upon, and inure to the benefit of, the Employer's successors and assigns. Headings herein are for convenience of reference only and shall not define, limit or interpret the contents hereof.

         12. Amendment. This Agreement may be amended, modified or supplemented by the mutual consent of the parties in writing, but no oral amendment, modification or supplement shall be effective.

         13. Specific Enforcement. The provisions of Sections 6 and 8 of this Agreement are to be specifically enforced if not performed according to their terms. Without limiting the generality of the foregoing, the parties acknowledge that the Employer would be irreparably damaged and there would be no adequate remedy at law for Executive's breach of Sections 6 and 8 of this Agreement and further acknowledge that the Employer may seek entry of a temporary restraining order or preliminary injunction, in addition to any other remedies available at law or in equity, to enforce the provisions thereof.

         14. Severability. If a court of competent jurisdiction adjudicates any one or more of the provisions hereof as invalid, illegal or unenforceable in any respect, such provision(s) shall be ineffective only to the extent and duration of such invalidity, illegality or unenforceability and such invalidity, illegality or unenforceability shall not affect the remaining substance of such provision or any other provision of this Agreement and this Agreement shall be construed as if such invalid, illegal or unenforceable provision had been limited or modified (consistent with its general intent) to the extent necessary so that it shall be valid, legal and enforceable. If it shall not be possible to so limit or modify such invalid, illegal or unenforceable provision, this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein, and the parties will use their best efforts to substitute a valid, legal and enforceable provision which, insofar as practicable, implements the purpose and intent of the provision originally contained herein.

         15. Governing Law. This Agreement shall be construed and governed by the laws of the State of New York.

         IN WITNESS WHEREOF, this Agreement is entered into as of the date and year first above written.

                                      RECKSON ASSOCIATES REALTY CORP.

                                      By: /s/ Scott Rechler
                                         ----------------------------
                                            Name:  Scott Rechler
                                            Title: President

                                      /s/ Mitchell D. Rechler
                                      -------------------------------
                                      Mitchell D. Rechler

                                                                   Exhibit 10.10


                          AMENDMENT AND RESTATEMENT OF
                     EMPLOYMENT AND NONCOMPETITION AGREEMENT

         This AMENDMENT AND RESTATEMENT OF EMPLOYMENT AND NONCOMPETITION AGREEMENT ("Agreement") is made as of the 1st day of June, 1998 by and among Gregg Rechler ("Executive") and Reckson Associates Realty Corp., a Maryland corporation with a principal place of business at 225 Broadhollow Road, Melville, New York 11747 (the "Employer") and amends, supersedes and completely restates the Employment and Noncompetition Agreement made as of June 2, 1995 by and among the Executive and the Employer.

         1. Term. The term of this Agreement shall commence on the date first above written and, unless earlier terminated as provided in Paragraph 7 below, shall terminate on the fifth anniversary of such date (the "Original Term"); provided, however, that Sections 6 and 8 hereof shall survive the termination of this Agreement as provided therein. The Original Term may be extended for such period or periods, if any, as agreed to by Executive and the Employer (each a "Renewal Term"). The period of Executive's employment hereunder consisting of the Original Term and all Renewal Terms is herein referred to as the "Employment Period".

         2. Employment and Duties.

            (a) During the Employment Period, Executive shall be employed in the business of the Employer and its affiliates. Executive shall serve the Employer as a senior corporate executive with the titles Executive Vice President and Secretary of the Employer. Executive's duties and authority shall be as set forth in the By-laws of the Employer and as otherwise established by the Board of Directors of the Employer, shall be commensurate with his titles and positions with the Employer.

            (b) Executive agrees to his employment as described in this Paragraph 2 and agrees to devote substantially all of his business time and efforts to the performance of his duties under this Agreement, except as otherwise approved by the Board of Directors of the Employer; provided, however, that nothing herein shall be interpreted to preclude Executive from (i) participating as an officer or director of, or advisor to, any charitable or other tax exempt organization or otherwise engaging in charitable, fraternal or trade group activities, (ii) providing services to Reckson Service Industries, Inc. ("RSI") and its affiliates, or (iii) investing his assets as a passive investor in other entities or business ventures, provided that he performs no management or similar role with respect to such entities or ventures and such investment does not violate Section 8 hereof.

            (c) In performing his duties hereunder, Executive shall be available for reasonable travel as the needs of the Employer's business require. Executive shall be based in the tri-state metropolitan area of New York, New Jersey and Connecticut (the "Tri-State metropolitan area").

         3. Compensation and Benefits. In consideration of Executive's services hereunder, the Employer shall compensate Executive as provided in this Section 3.

            (a) Base Salary. The Employer shall pay Executive an aggregate annual salary at the rate of $300,000 per annum during the Employment Period ("Base Salary"), subject to withholding for applicable federal, state and local taxes. Base Salary shall be payable in accordance with the Employer's normal business practices, but in no event less frequently than monthly. Executive's Base Salary shall be reviewed no less frequently than annually by the Employer and may be increased, but not decreased, by the Employer during the Employment Period.

            (b) Incentive Compensation. In addition to the Base Salary payable to Executive pursuant to Section 3(a), during the Employment Period Executive shall be eligible to participate in any incentive compensation plans in effect with respect to senior executive officers of the Employer, subject to Executive's compliance with such criteria as the Employer's Board of Directors may establish for Executive's participation in such plans from time to time. Any awards to Executive under such plans will be established by the Employer's Board of Directors, or a committee thereof, in its sole discretion.

            (c) Stock Options. During the Employment Period, Executive shall be eligible to participate in employee stock option plans established from time to time for the benefit of senior executive officers and other employees of the Employer in accordance with the terms and conditions of such plans. All decisions regarding awards to Executive under the Employer's stock option plans shall be made in the sole discretion of the Employer's Board of Directors, or a committee thereof.

            (d) Expenses. Executive shall be reimbursed for all reasonable business related expenses incurred by Executive at the request of or on behalf of the Employer, subject to such reasonable requirements with respect to substantiation and documentation as may be specified by the Employer.

            (e) Medical and Dental Insurance. During the Employment Period, Executive and Executive's immediate family shall be entitled to participate in such medical and dental benefit plans as the Employer shall maintain from time to time for the benefit of senior executive officers of the Employer and their families, on the terms and subject to the conditions set forth in such plans.

            (f) Life Insurance and Disability  Insurance.  During the Employment
Period,   the  Employer   shall  provide   Executive  with  life  insurance  and
comprehensive disability insurance.

            (g) Vacations. Executive shall be entitled to reasonable paid vacations in accordance with the then regular procedures of the Employer governing senior executive officers, not to exceed four weeks per annum, in the aggregate.

            (h) Other Benefits. During the Employment Period, the Employer shall provide to Executive such other benefits, including sick leave and the right to participate in retirement or pension plans, as are made generally available to senior executive officers and employees of the Employer from time to time.

         4. Indemnification and Liability Insurance. The Employer agrees to indemnify Executive with respect to any actions commenced against Executive in his capacity as an officer or director, or former officer or director, of the Employer or any affiliate thereof for which he may serve in such capacity. The Employer also agrees to use its best efforts to secure and maintain officers and directors liability insurance providing coverage for Executive.

         5. Employer's Policies. Executive agrees to observe and comply with the rules and regulations of the Employer as adopted by its Boards of Directors regarding the performance of his duties and to carry out and perform orders, directions and policies communicated to him from time to time by the Employer's Boards of Directors.

         6. Nondisclosure Covenant.

            (a) General. All records, financial statements and similar documents obtained, reviewed or compiled by Executive in the course of the performance by him of services for the Employer, whether or not confidential information or trade secrets, shall be the exclusive property of the Employer. Executive shall have no rights in such documents upon any termination of this Agreement.

            (b) Confidential Information. Executive will not disclose to any person or entity (except as required by applicable law or in connection with the performance of his duties and responsibilities hereunder), or use for his own benefit or gain, any confidential information of the Employer obtained by him incident to his employment with the Employer. The term "confidential information" includes, without limitation, financial information, business plans, prospects and opportunities which have been discussed or considered by the management of the Employer but does not include any information which has become part of the public domain by means other than Executive's non-observance of his obligations hereunder. This paragraph shall survive the termination of this Agreement.

         7. Termination and Severance Payments.

            (a) At-Will Employment. Executive's employment hereunder is "at will" and may be terminated by the Employer at any time with or without Good Reason (as defined in Section 7(e) below), by a majority vote of all of the members of the Board of Directors of the Employer upon written notice to Executive, subject only to the severance provisions specifically set forth in this Section 7.

            (b) Termination by Executive. The Employment Period and Executive's employment hereunder may be terminated effective immediately by Executive by written notice to the Board of Directors of the Employer within 30 days of the occurrence of (i) a failure of the Board of Directors of the Employer to elect Executive to offices with the same or substantially the same duties and responsibilities as set forth in Section 2, (ii) a material failure by the Employer to comply with the provisions of Section 3 or a material breach by the Employer of any other provision of this Agreement, or (iii) a Force Out (as such term is defined in Section 7(e) below).

            (c) Certain Benefits upon Termination by Executive. Except as specifically provided in this Section 7 or otherwise required by law, all compensation and benefits to Executive under this Agreement shall terminate on the date of termination of the Employment Period. Notwithstanding the foregoing, if the Employment Period is terminated pursuant to Section 7(b) or if Executive's employment is terminated by the Employer other than for Good Reason, Executive shall be entitled to the following benefits:

                  (i) The Employer shall continue to pay Executive's Base Salary for the remaining term of this Agreement after the date of Executive's termination, at the rate in effect on the date of his termination and on the same periodic payment dates as payment would have been made to Executive had the Employment Period not been terminated;

                  (ii) For the remaining term of this Agreement, Executive shall continue to receive all benefits described in Section 3 existing on the date of termination. For purposes of the application of such benefits, Executive shall be treated as if he had remained in the employ of the Employer with a Base Salary at the rate in effect on the date of termination;

                  (iii) For purposes of any stock option plan of the Employer, Executive shall be treated as if he had remained in the employ of the Employer for the remaining term of this Agreement after the date of Executive's termination so that (x) any stock options or other awards (including restricted stock grants) of the Executive under such plan shall continue to vest and become exercisable, and (y) Executive shall be entitled to exercise any exercisable options or other rights;

                  (iv) If, in spite of the provisions above, any benefits or service credits under any benefit plan or program of the Employer may not be paid or provided under such plan or program to Executive, or to Executive's dependents, beneficiaries or estate, because Executive is no longer considered to be an employee of the Employer, the Employer shall pay or provide for payment of such benefits and service credits to Executive, or to Executive's dependents, beneficiaries or estate, for the remaining term of this Agreement; and

                  (v) Nothing herein shall be deemed to obligate Executive to seek other employment in the event of any such termination and any amounts earned or benefits received from such other employment will not serve to reduce in any way the amounts and benefits payable in accordance herewith.

            (d) Termination by the Employer for Good Reason. If (i) Executive is terminated for Good Reason or (ii) Executive shall voluntarily terminate his employment hereunder (other than pursuant to Section 7(b) hereof), then the Employment Period shall terminate as of the effective date set forth in the written notice of such termination (the "Termination Date") and Executive shall be entitled to receive only his Base Salary at the rate then in effect until the Termination Date and any outstanding stock options held by Executive shall expire in accordance with the terms of the stock option plan or option agreement under which the stock options were granted.

            (e) Definitions. The following terms shall be defined as set forth below.

                  (i) A "Change-in-Control" shall be deemed to have occurred after the effective date of this Agreement if:

                           (A) any Person,  together with all  "affiliates"  and
                  "associates" (as such terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the "Exchange Act")) of such Person, shall become the "beneficial owner" (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Employer representing 30% or more of either (A) the combined voting power of the Employer's then outstanding securities having the right to vote in an election of the Employer's Board of Directors ("Voting Securities") or (B) the then outstanding shares of all classes of stock of the Employer (in either such case other than as a result of the acquisition of securities directly from the Employer); or

                           (B) individuals who, as of the effective date of this
                  Agreement, constitute the Employer's Board of Directors (the "Incumbent Directors") cease for any reason, including, without limitation, as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority of the Employer's Board of Directors, provided that any person becoming a director of the Employer subsequent to the effective date of this Agreement whose election or nomination for election was approved by a vote of at least a majority of the Incumbent Directors shall, for purposes of this Agreement, be considered an Incumbent Director; or

                           (C) the  stockholders  of the Employer  shall approve
                  (1) any consolidation or merger of the Employer or any subsidiary where the stockholders of the Employer, immediately prior to the consolidation or merger, would not, immediately after the consolidation or merger, beneficially own (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, shares representing in the aggregate at least 60% of the voting shares of the corporation issuing cash or securities in the consolidation or merger (or of its ultimate parent corporation, if any), (2) any sale, lease, exchange or other transfer (in one transaction or a series of transactions contemplated or arranged by any party as a single plan) of all or substantially all of the assets of the Employer or (3) any plan or proposal for the liquidation or dissolution of the Employer;

         Notwithstanding the foregoing, a "Change-in-Control" shall not be deemed to have occurred for purposes of the foregoing clause (A) solely as the result of an acquisition of securities by the Employer which, by reducing the number of shares of stock or other Voting Securities outstanding, increases (x) the proportionate number of shares of stock of the Employer beneficially owned by any Person to 30% or more of the shares of stock then outstanding or (y) the proportionate voting power represented by the Voting Securities beneficially owned by any Person to 30% or more of the combined voting power of all then outstanding Voting Securities; provided, however, that if any Person referred to in clause (x) or (y) of this sentence shall thereafter become the beneficial owner of any additional stock of the Employer or other Voting Securities (other than pursuant to a share split, stock dividend, or similar transaction), then a "Change-in-Control" shall be deemed to have occurred for purposes of the foregoing clause (A).

                        (ii) A "Force  Out" shall be deemed to have  occurred in
            the event of a Change-in-Control followed by:

                           (A) a change in duties,  responsibilities,  status or
                  positions with the Employer, which, in Executive's reasonable judgment, does not represent a promotion from or maintaining of Executive's duties, responsibilities, status or positions as in effect immediately prior to the Change-in-Control, or any removal of Executive from or any failure to reappoint or reelect Executive to such positions, except in connection with the termination of Executive's employment for Good Reason, disability, retirement or death;

                           (B) a reduction by the Employer in  Executive's  Base
                  Salary    as   in    effect    immediately    prior   to   the
                  Change-in-Control;

                           (C) the failure by the Employer to continue in effect
                  any of the benefit plans, programs or arrangements in which Executive is participating at the time of the Change-in-Control of the Employer (unless Executive is permitted to participate in any substitute benefit plan, program or arrangement with substantially the same terms and to the same extent and with the same rights as Executive had with respect to the benefit plan, program or arrangement that is discontinued) other than as a result of the normal expiration of any such benefit plan, program or arrangement in accordance with its terms as in effect at the time of the Change-in-Control, or the taking of any action, or the failure to act, by the Employer which would adversely affect Executive's continued participation in any of such benefit plans, programs or arrangements on at least as favorable a basis to Executive as is the case on the date of the Change-in-Control or which would materially reduce Executive's benefits in the future under any of such benefit plans, programs or arrangements or deprive Executive of any material benefits enjoyed by Executive at the time of the Change-in-Control;

                           (D) the failure by the Employer to provide and credit
                  Executive with the number of paid vacation days to which Executive is then entitled in accordance with the Employer's normal vacation policies as in effect immediately prior to the Change-in-Control;

                           (E) the Employer's requiring Executive to be based in
                  an office located beyond a reasonable commuting distance from Executive's residence immediately prior to the Change-in-Control, except for required travel relating to the Employer's business to an extent substantially consistent with the business travel obligations which Executive undertook on behalf of the Employer prior to the Change-in-Control;

                           (F) the  failure by the  Employer  to obtain from any
                  successor to the Employer an agreement to be bound by this Agreement pursuant to Section 11 hereof; or

                           (G) any refusal by the  Employer to continue to allow
                  Executive to attend to matters or engage in activities not directly related to the business of the Employer which, prior to the Change-in-Control, Executive was permitted by the Employer's Boards of Directors to attend to or engage in.

                        (iii) "Good Reason" shall mean a finding by the Employer's Board of Directors that Executive has (A) acted with gross negligence or willful misconduct in connection with the performance of his material duties hereunder; (B) defaulted in the performance of his material duties hereunder and has not corrected such action within 15 days of receipt of written notice thereof; (C) willfully acted against the best interests of the Employer, which act has had a material and adverse impact on the financial affairs of the Employer; or (D) been convicted of a felony or committed a material act of common law fraud against the Employer or its employees and such act or conviction has had, or the Employer's Board of Directors reasonably determines will have, a material adverse effect on the interests of the Employer; provided, however, that a finding of Good Reason shall not become effective unless and until the Board of Directors provides the Executive notice that it is considering making such finding and a reasonable opportunity to be heard by the Board of Directors.

                        (iv) "Person" shall have the meaning used in Sections 13(d) and 14(d) of the Exchange Act; provided however, that the term "Person" shall not include (A) any current partner of Reckson Operating Partnership, L.P., any stockholder or employee of the Employer on the date hereof or any estate or member of the immediate family of such a partner, stockholder or employee, or (B) the Employer, any of its subsidiaries, or any trustee, fiduciary or other person or entity holding securities under any employee benefit plan of the Employer or any of its subsidiaries.

            (f) Termination by Reason of Death. The Employment Period shall terminate upon Executive's death and in such event, the Employer shall pay Executive's Base Salary for a period of six (6) months from the date of his death, or such longer period as the Employer's Boards of Directors may determine, to Executive's estate or to a beneficiary designated by Executive in writing prior to his death. Any unexercised or unvested stock options shall remain exercisable or vest upon Executive's death only to the extent provided in the applicable option plan and option agreements.

            (g) Termination by Reason of Disability. In the event that Executive shall become unable to efficiently perform his duties hereunder because of any physical or mental disability or illness, Executive shall be entitled to be paid his Base Salary until the later of such time when (i) the period of disability or illness (whether or not the same disability or illness) shall exceed 180 consecutive days during the Employment Period and (ii) Executive becomes eligible to receive benefits under a comprehensive disability insurance policy obtained by the Employer (the "Disability Period"). Following the expiration of the Disability Period, the Employer may terminate this Agreement upon written notice of such termination. Any unexercised or unvested stock options shall remain exercisable or vest upon such termination only to the extent provided in the applicable option plan and option agreements .

            (h) Arbitration in the Event of a Dispute Regarding the Nature of Termination. In the event that the Employer terminates Executive's employment for Good Reason and Executive contends that Good Reason did not exist, the Employer's only obligation shall be to submit such claim to arbitration before the American Arbitration Association ("AAA"). In such a proceeding, the only issue before the arbitrator will be whether Executive was in fact terminated for Good Reason. If the arbitrator determines that Executive was not terminated for Good Reason, the only remedy that the arbitrator may award is entitlement to the severance payments and benefits specified in Paragraph 7(c), the costs of arbitration, and Executive's attorneys' fees. If the arbitrator finds that Executive was terminated for Good Reason, the arbitrator will be without authority to award Executive anything, the parties will each be responsible for their own attorneys' fees, and the costs of arbitration will be paid 50% by Executive and 50% by the Employer.

         8. Noncompetition Covenant.

            (a) Because Executive's services to the Employer are essential and because Executive has access to the Employer's confidential information, Executive covenants and agrees that (i) during the Employment Period and (ii) in the event that this Agreement is terminated by the Employer for Good Reason or by Executive other than pursuant to Section 7(b) hereof, during the Noncompetition Period Executive will not, without the prior written consent of the Board of Directors of the Employer which shall include the unanimous consent of the Directors who are not officers of the Employer, directly or indirectly:

                  (A) engage, participate or assist, as an owner, partner, employee, consultant, director, officer, trustee or agent, in any business that engages or attempts to engage in, directly or indirectly, the acquisition, development, construction, operation, management or leasing of any commercial industrial or office real estate property anywhere in the Tri-State metropolitan area, or

                  (B)  intentionally  interfere  with,  disrupt  or  attempt  to disrupt the relationship, contractual or otherwise, between the Employer or its affiliates and any tenant, supplier, contractor, lender, employee or governmental agency or authority.

            (b) For purposes of this Section 8, the Noncompetition Period shall mean the period commencing on the date of termination of Executive's employment under this Agreement and ending on the latest of (i) the third anniversary of the effective date of this Agreement, or (ii) the first anniversary of the date of termination of Executive's employment under this Agreement.

            (c) Notwithstanding anything contained herein to the contrary, Executive is not prohibited by this Section 8 from (i) maintaining his investment in any Option Property (as such term is defined in the Employer's final prospectus relating to the initial public offering of the Employer's Common Stock), (ii) from making investments in any entity that engages, directly or indirectly, in the acquisition, development, construction, operation, management or leasing of commercial industrial or office real estate properties, regardless of where they are located, if the shares or other ownership interests of such entity are publicly traded and Executive's aggregate investment in such entity constitutes less than five percent (5%) of the equity ownership of such entity, or (iii) providing services to RSI and its affiliates.

            (d) The provisions of this Section 8 shall survive the termination of this Agreement.

         9. Conflicting Agreements. Executive hereby represents and warrants that the execution of this Agreement and the performance of his obligations hereunder will not breach or be in conflict with any other agreement to which he is a party or is bound, and that he is not now subject to any covenants against competition or similar covenants which would affect the performance of his obligations hereunder.

         10. Notices. Any notice required or permitted hereunder shall be in writing and shall be deemed sufficient when given by hand, by nationally recognized overnight courier or by express, registered or certified mail, postage prepaid, return receipt requested, and addressed to the Employer or Executive, as applicable, at the address indicated above (or to such other address as may be provided by notice).

         11. Miscellaneous. This Agreement (i) constitutes the entire agreement between the parties concerning the subject matter hereof and supersedes any and all prior agreements or understandings, (ii) may not be assigned by Executive without the prior written consent of the Employer, and (iii) may be assigned by the Employer and shall be binding upon, and inure to the benefit of, the Employer's successors and assigns. Headings herein are for convenience of reference only and shall not define, limit or interpret the contents hereof.

         12. Amendment. This Agreement may be amended, modified or supplemented by the mutual consent of the parties in writing, but no oral amendment, modification or supplement shall be effective.

         13. Specific Enforcement. The provisions of Sections 6 and 8 of this Agreement are to be specifically enforced if not performed according to their terms. Without limiting the generality of the foregoing, the parties acknowledge that the Employer would be irreparably damaged and there would be no adequate remedy at law for Executive's breach of Sections 6 and 8 of this Agreement and further acknowledge that the Employer may seek entry of a temporary restraining order or preliminary injunction, in addition to any other remedies available at law or in equity, to enforce the provisions thereof.

         14. Severability. If a court of competent jurisdiction adjudicates any one or more of the provisions hereof as invalid, illegal or unenforceable in any respect, such provision(s) shall be ineffective only to the extent and duration of such invalidity, illegality or unenforceability and such invalidity, illegality or unenforceability shall not affect the remaining substance of such provision or any other provision of this Agreement and this Agreement shall be construed as if such invalid, illegal or unenforceable provision had been limited or modified (consistent with its general intent) to the extent necessary so that it shall be valid, legal and enforceable. If it shall not be possible to so limit or modify such invalid, illegal or unenforceable provision, this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein, and the parties will use their best efforts to substitute a valid, legal and enforceable provision which, insofar as practicable, implements the purpose and intent of the provision originally contained herein.

         15. Governing Law. This Agreement shall be construed and governed by the laws of the State of New York.

         IN WITNESS WHEREOF, this Agreement is entered into as of the date and year first above written.

                                      RECKSON ASSOCIATES REALTY CORP.

                                      By: /s/ Scott Rechler
                                         ----------------------------
                                            Name:  Scott Rechler
                                            Title: President

                                      /s/ Gregg Rechler
                                      -------------------------------
                                      Gregg Rechler

                                                                   Exhibit 10.11


                     EMPLOYMENT AND NONCOMPETITION AGREEMENT

         This EMPLOYMENT AND NONCOMPETITION AGREEMENT ("Agreement") is made as of the 1st day of June, 1998 by and among Roger Rechler ("Executive") and Reckson Associates Realty Corp., a Maryland corporation with a principal place of business at 225 Broadhollow Road, Melville, New York 11747 (the "Employer") and amends, supersedes and completely restates the Noncompetition Agreement previously made by and among the Executive and the Employer.

         1. Term. The term of this Agreement shall commence on the date first above written and, unless earlier terminated as provided in Paragraph 7 below, shall terminate on the fifth anniversary of such date (the "Original Term"); provided, however, that Sections 6 and 8 hereof shall survive the termination of this Agreement as provided therein. The Original Term may be extended for such period or periods, if any, as agreed to by Executive and the Employer (each a "Renewal Term"). The period of Executive's employment hereunder consisting of the Original Term and all Renewal Terms is herein referred to as the "Employment Period".

         2. Employment and Duties.

            (a) During the Employment Period, Executive shall be employed in the business of the Employer and its affiliates. Executive shall serve the Employer as a senior corporate executive with the title Executive Vice President of the Employer. Executive's duties and authority shall be as set forth in the By-laws of the Employer and as otherwise established by the Board of Directors of the Employer, shall be commensurate with his titles and positions with the Employer.

            (b) Executive agrees to his employment as described in this Paragraph 2 and agrees to devote substantially all of his business time and efforts to the performance of his duties under this Agreement, except as otherwise approved by the Board of Directors of the Employer; provided, however, that nothing herein shall be interpreted to preclude Executive from (i) participating as an officer or director of, or advisor to, any charitable or other tax exempt organization or otherwise engaging in charitable, fraternal or trade group activities, (ii) providing services to Reckson Service Industries, Inc. ("RSI") and its affiliates, or (iii) investing his assets as a passive investor in other entities or business ventures, provided that he performs no management or similar role with respect to such entities or ventures and such investment does not violate Section 8 hereof.

            (c) In performing his duties hereunder, Executive shall be available for reasonable travel as the needs of the Employer's business require. Executive shall be based in the tri-state metropolitan area of New York, New Jersey and Connecticut (the "Tri-State metropolitan area").

         3. Compensation and Benefits. In consideration of Executive's services hereunder, the Employer shall compensate Executive as provided in this Section 3.

            (a) Base Salary. The Employer shall pay Executive an aggregate annual salary at the rate of $300,000 per annum during the Employment Period ("Base Salary"), subject to withholding for applicable federal, state and local taxes. Base Salary shall be payable in accordance with the Employer's normal business practices, but in no event less frequently than monthly. Executive's Base Salary shall be reviewed no less frequently than annually by the Employer and may be increased, but not decreased, by the Employer during the Employment Period.

            (b) Incentive Compensation. In addition to the Base Salary payable to Executive pursuant to Section 3(a), during the Employment Period Executive shall be eligible to participate in any incentive compensation plans in effect with respect to senior executive officers of the Employer, subject to Executive's compliance with such criteria as the Employer's Board of Directors may establish for Executive's participation in such plans from time to time. Any awards to Executive under such plans will be established by the Employer's Board of Directors, or a committee thereof, in its sole discretion.

            (c) Stock Options. During the Employment Period, Executive shall be eligible to participate in employee stock option plans established from time to time for the benefit of senior executive officers and other employees of the Employer in accordance with the terms and conditions of such plans. All decisions regarding awards to Executive under the Employer's stock option plans shall be made in the sole discretion of the Employer's Board of Directors, or a committee thereof.

            (d) Expenses. Executive shall be reimbursed for all reasonable business related expenses incurred by Executive at the request of or on behalf of the Employer, subject to such reasonable requirements with respect to substantiation and documentation as may be specified by the Employer.

            (e) Medical and Dental Insurance. During the Employment Period, Executive and Executive's immediate family shall be entitled to participate in such medical and dental benefit plans as the Employer shall maintain from time to time for the benefit of senior executive officers of the Employer and their families, on the terms and subject to the conditions set forth in such plans.

            (f) Life Insurance and Disability  Insurance.  During the Employment
Period,   the  Employer   shall  provide   Executive  with  life  insurance  and
comprehensive disability insurance.

            (g) Vacations. Executive shall be entitled to reasonable paid vacations in accordance with the then regular procedures of the Employer governing senior executive officers, not to exceed four weeks per annum, in the aggregate.

            (h) Other Benefits. During the Employment Period, the Employer shall provide to Executive such other benefits, including sick leave and the right to participate in retirement or pension plans, as are made generally available to senior executive officers and employees of the Employer from time to time.

         4. Indemnification and Liability Insurance. The Employer agrees to indemnify Executive with respect to any actions commenced against Executive in his capacity as an officer or director, or former officer or director, of the Employer or any affiliate thereof for which he may serve in such capacity. The Employer also agrees to use its best efforts to secure and maintain officers and directors liability insurance providing coverage for Executive.

         5. Employer's Policies. Executive agrees to observe and comply with the rules and regulations of the Employer as adopted by its Boards of Directors regarding the performance of his duties and to carry out and perform orders, directions and policies communicated to him from time to time by the Employer's Boards of Directors.

         6. Nondisclosure Covenant.

            (a) General. All records, financial statements and similar documents obtained, reviewed or compiled by Executive in the course of the performance by him of services for the Employer, whether or not confidential information or trade secrets, shall be the exclusive property of the Employer. Executive shall have no rights in such documents upon any termination of this Agreement.

            (b) Confidential Information. Executive will not disclose to any person or entity (except as required by applicable law or in connection with the performance of his duties and responsibilities hereunder), or use for his own benefit or gain, any confidential information of the Employer obtained by him incident to his employment with the Employer. The term "confidential information" includes, without limitation, financial information, business plans, prospects and opportunities which have been discussed or considered by the management of the Employer but does not include any information which has become part of the public domain by means other than Executive's non-observance of his obligations hereunder. This paragraph shall survive the termination of this Agreement.

         7. Termination and Severance Payments.

            (a) At-Will Employment. Executive's employment hereunder is "at will" and may be terminated by the Employer at any time with or without Good Reason (as defined in Section 7(e) below), by a majority vote of all of the members of the Board of Directors of the Employer upon written notice to Executive, subject only to the severance provisions specifically set forth in this Section 7.

            (b) Termination by Executive. The Employment Period and Executive's employment hereunder may be terminated effective immediately by Executive by written notice to the Board of Directors of the Employer within 30 days of the occurrence of (i) a failure of the Board of Directors of the Employer to elect Executive to offices with the same or substantially the same duties and responsibilities as set forth in Section 2, (ii) a material failure by the Employer to comply with the provisions of Section 3 or a material breach by the Employer of any other provision of this Agreement, or (iii) a Force Out (as such term is defined in Section 7(e) below).

            (c) Certain Benefits upon Termination by Executive. Except as specifically provided in this Section 7 or otherwise required by law, all compensation and benefits to Executive under this Agreement shall terminate on the date of termination of the Employment Period. Notwithstanding the foregoing, if the Employment Period is terminated pursuant to Section 7(b) or if Executive's employment is terminated by the Employer other than for Good Reason, Executive shall be entitled to the following benefits:

                  (i) The Employer shall continue to pay Executive's Base Salary for the remaining term of this Agreement after the date of Executive's termination, at the rate in effect on the date of his termination and on the same periodic payment dates as payment would have been made to Executive had the Employment Period not been terminated;

                  (ii) For the remaining term of this Agreement, Executive shall continue to receive all benefits described in Section 3 existing on the date of termination. For purposes of the application of such benefits, Executive shall be treated as if he had remained in the employ of the Employer with a Base Salary at the rate in effect on the date of termination;

                  (iii) For purposes of any stock option plan of the Employer, Executive shall be treated as if he had remained in the employ of the Employer for the remaining term of this Agreement after the date of Executive's termination so that (x) any stock options or other awards (including restricted stock grants) of the Executive under such plan shall continue to vest and become exercisable, and (y) Executive shall be entitled to exercise any exercisable options or other rights;

                  (iv) If, in spite of the provisions above, any benefits or service credits under any benefit plan or program of the Employer may not be paid or provided under such plan or program to Executive, or to Executive's dependents, beneficiaries or estate, because Executive is no longer considered to be an employee of the Employer, the Employer shall pay or provide for payment of such benefits and service credits to Executive, or to Executive's dependents, beneficiaries or estate, for the remaining term of this Agreement; and

                  (v) Nothing herein shall be deemed to obligate Executive to seek other employment in the event of any such termination and any amounts earned or benefits received from such other employment will not serve to reduce in any way the amounts and benefits payable in accordance herewith.

            (d) Termination by the Employer for Good Reason. If (i) Executive is terminated for Good Reason or (ii) Executive shall voluntarily terminate his employment hereunder (other than pursuant to Section 7(b) hereof), then the Employment Period shall terminate as of the effective date set forth in the written notice of such termination (the "Termination Date") and Executive shall be entitled to receive only his Base Salary at the rate then in effect until the Termination Date and any outstanding stock options held by Executive shall expire in accordance with the terms of the stock option plan or option agreement under which the stock options were granted.

            (e) Definitions. The following terms shall be defined as set forth below.

                  (i) A "Change-in-Control" shall be deemed to have occurred after the effective date of this Agreement if:

                           (A) any Person,  together with all  "affiliates"  and
                  "associates" (as such terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the "Exchange Act")) of such Person, shall become the "beneficial owner" (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Employer representing 30% or more of either (A) the combined voting power of the Employer's then outstanding securities having the right to vote in an election of the Employer's Board of Directors ("Voting Securities") or (B) the then outstanding shares of all classes of stock of the Employer (in either such case other than as a result of the acquisition of securities directly from the Employer); or

                           (B) individuals who, as of the effective date of this
                  Agreement, constitute the Employer's Board of Directors (the "Incumbent Directors") cease for any reason, including, without limitation, as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority of the Employer's Board of Directors, provided that any person becoming a director of the Employer subsequent to the effective date of this Agreement whose election or nomination for election was approved by a vote of at least a majority of the Incumbent Directors shall, for purposes of this Agreement, be considered an Incumbent Director; or

                           (C) the  stockholders  of the Employer  shall approve
                  (1) any consolidation or merger of the Employer or any subsidiary where the stockholders of the Employer, immediately prior to the consolidation or merger, would not, immediately after the consolidation or merger, beneficially own (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, shares representing in the aggregate at least 60% of the voting shares of the corporation issuing cash or securities in the consolidation or merger (or of its ultimate parent corporation, if any), (2) any sale, lease, exchange or other transfer (in one transaction or a series of transactions contemplated or arranged by any party as a single plan) of all or substantially all of the assets of the Employer or (3) any plan or proposal for the liquidation or dissolution of the Employer;

         Notwithstanding the foregoing, a "Change-in-Control" shall not be deemed to have occurred for purposes of the foregoing clause (A) solely as the result of an acquisition of securities by the Employer which, by reducing the number of shares of stock or other Voting Securities outstanding, increases (x) the proportionate number of shares of stock of the Employer beneficially owned by any Person to 30% or more of the shares of stock then outstanding or (y) the proportionate voting power represented by the Voting Securities beneficially owned by any Person to 30% or more of the combined voting power of all then outstanding Voting Securities; provided, however, that if any Person referred to in clause (x) or (y) of this sentence shall thereafter become the beneficial owner of any additional stock of the Employer or other Voting Securities (other than pursuant to a share split, stock dividend, or similar transaction), then a "Change-in-Control" shall be deemed to have occurred for purposes of the foregoing clause (A).

                  (ii) A "Force Out" shall be deemed to have occurred in the event of a Change-in-Control followed by:

                           (A) a change in duties,  responsibilities,  status or
                  positions with the Employer, which, in Executive's reasonable judgment, does not represent a promotion from or maintaining of Executive's duties, responsibilities, status or positions as in effect immediately prior to the Change-in-Control, or any removal of Executive from or any failure to reappoint or reelect Executive to such positions, except in connection with the termination of Executive's employment for Good Reason, disability, retirement or death;

                           (B) a reduction by the Employer in  Executive's  Base
                  Salary    as   in    effect    immediately    prior   to   the
                  Change-in-Control;

                           (C) the failure by the Employer to continue in effect
                  any of the benefit plans, programs or arrangements in which Executive is participating at the time of the Change-in-Control of the Employer (unless Executive is permitted to participate in any substitute benefit plan, program or arrangement with substantially the same terms and to the same extent and with the same rights as Executive had with respect to the benefit plan, program or arrangement that is discontinued) other than as a result of the normal expiration of any such benefit plan, program or arrangement in accordance with its terms as in effect at the time of the Change-in-Control, or the taking of any action, or the failure to act, by the Employer which would adversely affect Executive's continued participation in any of such benefit plans, programs or arrangements on at least as favorable a basis to Executive as is the case on the date of the Change-in-Control or which would materially reduce Executive's benefits in the future under any of such benefit plans, programs or arrangements or deprive Executive of any material benefits enjoyed by Executive at the time of the Change-in-Control;

                           (D) the failure by the Employer to provide and credit
                  Executive with the number of paid vacation days to which Executive is then entitled in accordance with the Employer's normal vacation policies as in effect immediately prior to the Change-in-Control;

                           (E) the Employer's requiring Executive to be based in
                  an office located beyond a reasonable commuting distance from Executive's residence immediately prior to the Change-in-Control, except for required travel relating to the Employer's business to an extent substantially consistent with the business travel obligations which Executive undertook on behalf of the Employer prior to the Change-in-Control;

                           (F) the  failure by the  Employer  to obtain from any
                  successor to the Employer an agreement to be bound by this Agreement pursuant to Section 11 hereof; or

                           (G) any refusal by the  Employer to continue to allow
                  Executive to attend to matters or engage in activities not directly related to the business of the Employer which, prior to the Change-in-Control, Executive was permitted by the Employer's Boards of Directors to attend to or engage in.

                  (iii) "Good Reason" shall mean a finding by the Employer's Board of Directors that Executive has (A) acted with gross negligence or willful misconduct in connection with the performance of his material duties hereunder; (B) defaulted in the performance of his material duties hereunder and has not corrected such action within 15 days of receipt of written notice thereof; (C) willfully acted against the best interests of the Employer, which act has had a material and adverse impact on the financial affairs of the Employer; or (D) been convicted of a felony or committed a material act of common law fraud against the Employer or its employees and such act or conviction has had, or the Employer's Board of Directors reasonably determines will have, a material adverse effect on the interests of the Employer; provided, however, that a finding of Good Reason shall not become effective unless and until the Board of Directors provides the Executive notice that it is considering making such finding and a reasonable opportunity to be heard by the Board of Directors.

                  (iv) "Person" shall have the meaning used in Sections 13(d) and 14(d) of the Exchange Act; provided however, that the term "Person" shall not include (A) any current partner of Reckson Operating Partnership, L.P., any stockholder or employee of the Employer on the date hereof or any estate or member of the immediate family of such a partner, stockholder or employee, or (B) the Employer, any of its subsidiaries, or any trustee, fiduciary or other person or entity holding securities under any employee benefit plan of the Employer or any of its subsidiaries.

            (f) Termination by Reason of Death. The Employment Period shall terminate upon Executive's death and in such event, the Employer shall pay Executive's Base Salary for a period of six (6) months from the date of his death, or such longer period as the Employer's Boards of Directors may determine, to Executive's estate or to a beneficiary designated by Executive in writing prior to his death. Any unexercised or unvested stock options shall remain exercisable or vest upon Executive's death only to the extent provided in the applicable option plan and option agreements.

            (g) Termination by Reason of Disability. In the event that Executive shall become unable to efficiently perform his duties hereunder because of any physical or mental disability or illness, Executive shall be entitled to be paid his Base Salary until the later of such time when (i) the period of disability or illness (whether or not the same disability or illness) shall exceed 180 consecutive days during the Employment Period and (ii) Executive becomes eligible to receive benefits under a comprehensive disability insurance policy obtained by the Employer (the "Disability Period"). Following the expiration of the Disability Period, the Employer may terminate this Agreement upon written notice of such termination. Any unexercised or unvested stock options shall remain exercisable or vest upon such termination only to the extent provided in the applicable option plan and option agreements .

            (h) Arbitration in the Event of a Dispute Regarding the Nature of Termination. In the event that the Employer terminates Executive's employment for Good Reason and Executive contends that Good Reason did not exist, the Employer's only obligation shall be to submit such claim to arbitration before the American Arbitration Association ("AAA"). In such a proceeding, the only issue before the arbitrator will be whether Executive was in fact terminated for Good Reason. If the arbitrator determines that Executive was not terminated for Good Reason, the only remedy that the arbitrator may award is entitlement to the severance payments and benefits specified in Paragraph 7(c), the costs of arbitration, and Executive's attorneys' fees. If the arbitrator finds that Executive was terminated for Good Reason, the arbitrator will be without authority to award Executive anything, the parties will each be responsible for their own attorneys' fees, and the costs of arbitration will be paid 50% by Executive and 50% by the Employer.

         8. Noncompetition Covenant.

            (a) Because Executive's services to the Employer are essential and because Executive has access to the Employer's confidential information, Executive covenants and agrees that (i) during the Employment Period and (ii) in the event that this Agreement is terminated by the Employer for Good Reason or by Executive other than pursuant to Section 7(b) hereof, during the Noncompetition Period Executive will not, without the prior written consent of the Board of Directors of the Employer which shall include the unanimous consent of the Directors who are not officers of the Employer, directly or indirectly:

                        (A) engage, participate or assist, as an owner, partner,
            employee, consultant, director, officer, trustee or agent, in any business that engages or attempts to engage in, directly or indirectly, the acquisition, development, construction, operation, management or leasing of any commercial industrial or office real estate property anywhere in the Tri-State metropolitan area, or

                        (B) intentionally  interfere with, disrupt or attempt to
            disrupt the relationship, contractual or otherwise, between the Employer or its affiliates and any tenant, supplier, contractor, lender, employee or governmental agency or authority.

            (b) For purposes of this Section 8, the Noncompetition Period shall mean the period commencing on the date of termination of Executive's employment under this Agreement and ending on the latest of (i) the third anniversary of the effective date of this Agreement, or (ii) the first anniversary of the date of termination of Executive's employment under this Agreement.

            (c) Notwithstanding anything contained herein to the contrary, Executive is not prohibited by this Section 8 from (i) maintaining his investment in any Option Property (as such term is defined in the Employer's final prospectus relating to the initial public offering of the Employer's Common Stock), (ii) from making investments in any entity that engages, directly or indirectly, in the acquisition, development, construction, operation, management or leasing of commercial industrial or office real estate properties, regardless of where they are located, if the shares or other ownership interests of such entity are publicly traded and Executive's aggregate investment in such entity constitutes less than five percent (5%) of the equity ownership of such entity, or (iii) providing services to RSI and its affiliates.

            (d) The provisions of this Section 8 shall survive the termination of this Agreement.

         9. Conflicting Agreements. Executive hereby represents and warrants that the execution of this Agreement and the performance of his obligations hereunder will not breach or be in conflict with any other agreement to which he is a party or is bound, and that he is not now subject to any covenants against competition or similar covenants which would affect the performance of his obligations hereunder.

         10. Notices. Any notice required or permitted hereunder shall be in writing and shall be deemed sufficient when given by hand, by nationally recognized overnight courier or by express, registered or certified mail, postage prepaid, return receipt requested, and addressed to the Employer or Executive, as applicable, at the address indicated above (or to such other address as may be provided by notice).

         11. Miscellaneous. This Agreement (i) constitutes the entire agreement between the parties concerning the subject matter hereof and supersedes any and all prior agreements or understandings, (ii) may not be assigned by Executive without the prior written consent of the Employer, and (iii) may be assigned by the Employer and shall be binding upon, and inure to the benefit of, the Employer's successors and assigns. Headings herein are for convenience of reference only and shall not define, limit or interpret the contents hereof.

         12. Amendment. This Agreement may be amended, modified or supplemented by the mutual consent of the parties in writing, but no oral amendment, modification or supplement shall be effective.

         13. Specific Enforcement. The provisions of Sections 6 and 8 of this Agreement are to be specifically enforced if not performed according to their terms. Without limiting the generality of the foregoing, the parties acknowledge that the Employer would be irreparably damaged and there would be no adequate remedy at law for Executive's breach of Sections 6 and 8 of this Agreement and further acknowledge that the Employer may seek entry of a temporary restraining order or preliminary injunction, in addition to any other remedies available at law or in equity, to enforce the provisions thereof.

         14. Severability. If a court of competent jurisdiction adjudicates any one or more of the provisions hereof as invalid, illegal or unenforceable in any respect, such provision(s) shall be ineffective only to the extent and duration of such invalidity, illegality or unenforceability and such invalidity, illegality or unenforceability shall not affect the remaining substance of such provision or any other provision of this Agreement and this Agreement shall be construed as if such invalid, illegal or unenforceable provision had been limited or modified (consistent with its general intent) to the extent necessary so that it shall be valid, legal and enforceable. If it shall not be possible to so limit or modify such invalid, illegal or unenforceable provision, this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein, and the parties will use their best efforts to substitute a valid, legal and enforceable provision which, insofar as practicable, implements the purpose and intent of the provision originally contained herein.

         15. Governing Law. This Agreement shall be construed and governed by the laws of the State of New York.

         IN WITNESS WHEREOF, this Agreement is entered into as of the date and year first above written.

                                      RECKSON ASSOCIATES REALTY CORP.

                                      By: /s/ Scott Rechler
                                         ----------------------------
                                         Name:  Scott Rechler
                                         Title: President

                                      /s/ Roger Rechler
                                      -------------------------------
                                      Roger Rechler

                                                                  Exhibit 10.12

                          AMENDMENT AND RESTATEMENT OF
                     EMPLOYMENT AND NONCOMPETITION AGREEMENT


     This AMENDMENT AND RESTATEMENT OF EMPLOYMENT AND NONCOMPETITION AGREEMENT ("Agreement") is made as of the 1st day of June, 1998 by and among Michael Maturo ("Executive") and Reckson Associates Realty Corp., a Maryland corporation with a principal place of business at 225 Broadhollow Road, Melville, New York 11747 (the "Employer") and amends, supersedes and completely restates the Employment and Noncompetition Agreement made as of June 2, 1995 by and among the Executive and the Employer.

     1. Term.  The term of this  Agreement  shall  commence  on the date first
        ----
above written and, unless earlier terminated as provided in Paragraph 7 below, shall terminate on the fifth anniversary of such date (the "Original Term"); provided, however, that Sections 6 and 8 hereof shall survive the termination of this Agreement as provided therein. The Original Term may be extended for such period or periods, if any, as agreed to by Executive and the Employer (each a "Renewal Term"). The period of Executive's employment hereunder consisting of the Original Term and all Renewal Terms is herein referred to as the "Employment Period".

     2.   Employment and Duties.
          ---------------------
          (a) During the Employment Period, Executive shall be employed in the business of the Employer and its affiliates. Executive shall serve the Employer as a senior corporate executive with the titles Executive Vice President, Chief Financial Officer and Treasurer of the Employer. Executive's duties and authority shall be as set forth in the By-laws of the Employer and as otherwise established by the Board of Directors of the Employer, shall be commensurate with his titles and positions with the Employer.

          (b) Executive agrees to his employment as described in this Paragraph 2 and agrees to devote substantially all of his business time and efforts to the performance of his duties under this Agreement, except as otherwise approved by the Board of Directors of the Employer; provided, however, that nothing herein shall be interpreted to preclude Executive from
(i) participating as an officer or director of, or advisor to, any charitable or other tax exempt organization or otherwise engaging in charitable, fraternal or trade group activities, (ii) providing services to Reckson Service Industries, Inc. ("RSI") and its affiliates, or (iii) investing his assets as a passive investor in other entities or business ventures, provided that he performs no management or similar role with respect to such entities or ventures and such investment does not violate Section 8 hereof.

          (c) In performing his duties hereunder, Executive shall be available for reasonable travel as the needs of the Employer's business require. Executive shall be based in the tri-state metropolitan area of New York, New Jersey and Connecticut (the "Tri-State metropolitan area").

     3.  Compensation  and  Benefits.  In   consideration    of    Executive's
         ---------------------------
services hereunder, the Employer shall compensate Executive as provided in this Section 3.

          (a)  Base  Salary.  The Employer  shall pay  Executive  an aggregate
               ------------
annual salary at the rate of $300,000 per annum during the Employment Period ("Base Salary"), subject to withholding for applicable federal, state and local taxes. Base Salary shall be payable in accordance with the Employer's normal business practices, but in no event less frequently than monthly. Executive's Base Salary shall be reviewed no less frequently than annually by the Employer and may be increased, but not decreased, by the Employer during the Employment Period.

          (b)  Incentive Compensation.  In addition to the Base Salary payable
               -----------------------
to Executive pursuant to Section 3(a), during the Employment Period Executive shall be eligible to participate in any incentive compensation plans in effect with respect to senior executive officers of the Employer, subject to Executive's compliance with such criteria as the Employer's Board of Directors may establish for Executive's participation in such plans from time to time. Any awards to Executive under such plans will be established by the Employer's Board of Directors, or a committee thereof, in its sole discretion.

          (c)  Stock Options. During the Employment Period, Executive shall be
               -------------
eligible to participate in employee stock option plans established from time to time for the benefit of senior executive officers and other employees of the Employer in accordance with the terms and conditions of such plans. All decisions regarding awards to Executive under the Employer's stock option plans shall be made in the sole discretion of the Employer's Board of Directors, or a committee thereof.

          (d)  Expenses.  Executive  shall be  reimbursed  for all  reasonable
               --------
business related expenses incurred by Executive at the request of or on behalf of the Employer, subject to such reasonable requirements with respect to substantiation and documentation as may be specified by the Employer.

          (e)  Medical and Dental  Insurance.  During the  Employment  Period,
               -----------------------------
Executive and Executive's immediate family shall be entitled to participate in such medical and dental benefit plans as the Employer shall maintain from time to time for the benefit of senior executive officers of the Employer and their families, on the terms and subject to the conditions set forth in such plans.

          (f)  Life Insurance and Disability Insurance.  During the Employment
               ----------------------------------------
Period,   the  Employer  shall  provide  Executive  with  life  insurance  and comprehensive disability insurance.

          (g)  Vacations.  Executive  shall be  entitled  to  reasonable  paid
               ---------
vacations in accordance with the then regular procedures of the Employer governing senior executive officers, not to exceed four weeks per annum, in the aggregate.

          (h)  Other Benefits.During the Employment Period, the Employer shall
               --------------
provide to Executive such other benefits, including sick leave and the right to participate in retirement or pension plans, as are made generally available to senior executive officers and employees of the Employer from time to time.

     4.  Indemnification and Liability  Insurance.  The   Employer  agrees  to
         ----------------------------------------
indemnify Executive with respect to any actions commenced against Executive in his capacity as an officer or director, or former officer or director, of the Employer or any affiliate thereof for which he may serve in such capacity. The Employer also agrees to use its best efforts to secure and maintain officers and directors liability insurance providing coverage for Executive.

     5.  Employer's Policies.  Executive agrees to observe and comply with
         -------------------
the rules and regulations of the Employer as adopted by its Boards of Directors regarding the performance of his duties and to carry out and perform orders, directions and policies communicated to him from time to time by the Employer's Boards of Directors.

     6.   Nondisclosure Covenant.
          ----------------------
          (a)  General. All records, financial statements and similar documents
               -------
obtained, reviewed or compiled by Executive in the course of the performance by him of services for the Employer, whether or not confidential information or trade secrets, shall be the exclusive property of the Employer. Executive shall have no rights in such documents upon any termination of this Agreement.

          (b)  Confidential  Information.  Executive  will not disclose to any
               -------------------------
person or entity (except as required by applicable law or in connection with the performance of his duties and responsibilities hereunder), or use for his own benefit or gain, any confidential information of the Employer obtained by him incident to his employment with the Employer. The term "confidential information" includes, without limitation, financial information, business plans, prospects and opportunities which have been discussed or considered by the management of the Employer but does not include any information which has become part of the public domain by means other than Executive's non-observance of his obligations hereunder. This paragraph shall survive the termination of this Agreement.

     7.   Termination and Severance Payments.
          ----------------------------------

          (a)  At-Will  Employment.  Executive's employment  hereunder  is "at
               -------------------
will" and may be terminated by the Employer at any time with or without Good Reason (as defined in Section 7(e) below), by a majority vote of all of the members of the Board of Directors of the Employer upon written notice to Executive, subject only to the severance provisions specifically set forth in this Section 7.

          (b)  Termination by Executive. The Employment Period and Executive's
               ------------------------
employment hereunder may be terminated effective immediately by Executive by written notice to the Board of Directors of the Employer within 30 days of the occurrence of (i) a failure of the Board of Directors of the Employer to elect Executive to offices with the same or substantially the same duties and responsibilities as set forth in Section 2, (ii) a material failure by the Employer to comply with the provisions of Section 3 or a material breach by the Employer of any other provision of this Agreement, or (iii) a Force Out (as such term is defined in Section 7(e) below).

          (c)  Certain  Benefits  upon  Termination  by  Executive.  Except as
               ---------------------------------------------------
specifically provided in this Section 7 or otherwise required by law, all compensation and benefits to Executive under this Agreement shall terminate on the date of termination of the Employment Period. Notwithstanding the foregoing, if the Employment Period is terminated pursuant to Section 7(b) or if Executive's employment is terminated by the Employer other than for Good Reason, Executive shall be entitled to the following benefits:

          (i) The Employer shall continue to pay Executive's Base Salary for the remaining term of this Agreement after the date of Executive's termination, at the rate in effect on the date of his termination and on the same periodic payment dates as payment would have been made to Executive had the Employment Period not been terminated;

          (ii) For the remaining term of this Agreement, Executive shall continue to receive all benefits described in Section 3 existing on the date of termination. For purposes of the application of such benefits, Executive shall be treated as if he had remained in the employ of the Employer with a Base Salary at the rate in effect on the date of termination;

          (iii) For purposes of any stock option plan of the Employer, Executive shall be treated as if he had remained in the employ of the Employer for the remaining term of this Agreement after the date of Executive's termination so that (x) any stock options or other awards (including restricted stock grants) of the Executive under such plan shall continue to vest and become exercisable, and (y) Executive shall be entitled to exercise any exercisable options or other rights;

          (iv) If, in spite of the provisions above, any benefits or service credits under any benefit plan or program of the Employer may not be paid or provided under such plan or program to Executive, or to Executive's dependents, beneficiaries or estate, because Executive is no longer considered to be an employee of the Employer, the Employer shall pay or provide for payment of such benefits and service credits to Executive, or to Executive's dependents, beneficiaries or estate, for the remaining term of this Agreement; and

          (v) Nothing herein shall be deemed to obligate Executive to seek other employment in the event of any such termination and any amounts earned or benefits received from such other employment will not serve to reduce in any way the amounts and benefits payable in accordance herewith.

          (d) Termination by the Employer for Good Reason. If (i) Executive is
              -------------------------------------------
terminated for Good Reason or (ii) Executive shall voluntarily terminate his employment hereunder (other than pursuant to Section 7(b) hereof), then the Employment Period shall terminate as of the effective date set forth in the written notice of such termination (the "Termination Date") and Executive shall be entitled to receive only his Base Salary at the rate then in effect until the Termination Date and any outstanding stock options held by Executive shall expire in accordance with the terms of the stock option plan or option agreement under which the stock options were granted.

          (e) Definitions. The following terms shall be defined as set forth below.

          (i) A "Change-in-Control" shall be deemed to have occurred after the effective date of this Agreement if:

               (A) any Person, together with all "affiliates" and "associates" (as such terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the "Exchange Act")) of such Person, shall become the "beneficial owner" (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Employer representing 30% or more of either (A) the combined voting power of the Employer's then outstanding securities having the right to vote in an election of the Employer's Board of Directors ("Voting Securities") or (B) the then outstanding shares of all classes of stock of the Employer (in either such case other than as a result of the acquisition of securities directly from the Employer); or

               (B)  individuals   who,  as  of  the  effective  date  of  this
          Agreement,   constitute  the  Employer's  Board  of  Directors  (the
          "Incumbent Directors") cease for any reason, including, without limitation, as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority of the Employer's Board of Directors, provided that any person becoming a director of the Employer subsequent to the effective date of this Agreement whose election or nomination for election was approved by a vote of at least a majority of the Incumbent Directors shall, for purposes of this Agreement, be considered an Incumbent Director; or

               (C) the stockholders of the Employer shall approve (1) any consolidation or merger of the Employer or any subsidiary where the stockholders of the Employer, immediately prior to the consolidation or merger, would not, immediately after the consolidation or merger, beneficially own (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, shares representing in the aggregate at least 60% of the voting shares of the corporation issuing cash or securities in the consolidation or merger (or of its ultimate parent corporation, if any), (2) any sale, lease, exchange or other transfer (in one transaction or a series of transactions contemplated or arranged by any party as a single plan) of all or substantially all of the assets of the Employer or (3) any plan or proposal for the liquidation or dissolution of the Employer;

     Notwithstanding the foregoing, a "Change-in-Control" shall not be deemed to have occurred for purposes of the foregoing clause (A) solely as the result of an acquisition of securities by the Employer which, by reducing the number of shares of stock or other Voting Securities outstanding, increases (x) the proportionate number of shares of stock of the Employer beneficially owned by any Person to 30% or more of the shares of stock then outstanding or (y) the proportionate voting power represented by the Voting Securities beneficially owned by any Person to 30% or more of the combined voting power of all then outstanding Voting Securities; provided, however, that if any Person referred to in clause (x) or (y) of this sentence shall thereafter become the beneficial owner of any additional stock of the Employer or other Voting Securities (other than pursuant to a share split, stock dividend, or similar transaction), then a "Change-in-Control" shall be deemed to have occurred for purposes of the foregoing clause (A).

          (ii) A "Force Out" shall be deemed to have occurred in the event of a Change-in-Control followed by:

               (A) a change in duties, responsibilities, status or positions with the Employer, which, in Executive's reasonable judgment, does not represent a promotion from or maintaining of Executive's duties, responsibilities, status or positions as in effect immediately prior to the Change-in-Control, or any removal of Executive from or any failure to reappoint or reelect Executive to such positions, except in connection with the termination of Executive's employment for Good Reason, disability, retirement or death;

               (B) a reduction by the Employer in Executive's Base Salary as in effect immediately prior to the Change-in-Control;

               (C) the failure by the Employer to continue in effect any of the benefit plans, programs or arrangements in which Executive is participating at the time of the Change-in-Control of the Employer (unless Executive is permitted to participate in any substitute benefit plan, program or arrangement with substantially the same terms and to the same extent and with the same rights as Executive had with respect to the benefit plan, program or arrangement that is discontinued) other than as a result of the normal expiration of any such benefit plan, program or arrangement in accordance with its terms as in effect at the time of the Change-in-Control, or the taking of any action, or the failure to act, by the Employer which would adversely affect Executive's continued participation in any of such benefit plans, programs or arrangements on at least as favorable a basis to Executive as is the case on the date of the Change-in-Control or which would materially reduce Executive's benefits in the future under any of such benefit plans, programs or arrangements or deprive Executive of any material benefits enjoyed by Executive at the time of the Change-in-Control;

               (D) the failure by the Employer to provide and credit Executive with the number of paid vacation days to which Executive is then entitled in accordance with the Employer's normal vacation policies as in effect immediately prior to the Change-in-Control;

               (E) the Employer's requiring Executive to be based in an office located beyond a reasonable commuting distance from Executive's residence immediately prior to the Change-in-Control, except for required travel relating to the Employer's business to an extent substantially consistent with the business travel obligations which Executive undertook on behalf of the Employer prior to the Change-in-Control;

               (F) the failure by the Employer to obtain from any successor to the Employer an agreement to be bound by this Agreement pursuant to
          Section 11 hereof; or

               (G) any refusal by the Employer to continue to allow Executive to attend to matters or engage in activities not directly related to the business of the Employer which, prior to the Change-in-Control, Executive was permitted by the Employer's Boards of Directors to attend to or engage in.

          (iii) "Good Reason" shall mean a finding by the Employer's Board of Directors that Executive has (A) acted with gross negligence or willful misconduct in connection with the performance of his material duties hereunder; (B) defaulted in the performance of his material duties hereunder and has not corrected such action within 15 days of receipt of written notice thereof; (C) willfully acted against the best interests of the Employer, which act has had a material and adverse impact on the financial affairs of the Employer; or (D) been convicted of a felony or committed a material act of common law fraud against the Employer or its employees and such act or conviction has had, or the Employer's Board of Directors reasonably determines will have, a material adverse effect on the interests of the Employer; provided, however, that a finding of Good Reason shall not become effective unless and until the Board of Directors provides the Executive notice that it is considering making such finding and a reasonable opportunity to be heard by the Board of Directors.

          (iv) "Person" shall have the meaning used in Sections 13(d) and 14(d) of the Exchange Act; provided however, that the term "Person" shall not include (A) any current partner of Reckson Operating Partnership, L.P., any stockholder or employee of the Employer on the date hereof or any estate or member of the immediate family of such a partner, stockholder or employee, or (B) the Employer, any of its subsidiaries, or any trustee, fiduciary or other person or entity holding securities under any employee benefit plan of the Employer or any of its subsidiaries.

          (f)  Termination  by Reason of Death.  The  Employment  Period shall
               --------------------------------
terminate upon Executive's death and in such event, the Employer shall pay Executive's Base Salary for a period of six (6) months from the date of his death, or such longer period as the Employer's Boards of Directors may determine, to Executive's estate or to a beneficiary designated by Executive in writing prior to his death. Any unexercised or unvested stock options shall remain exercisable or vest upon Executive's death only to the extent provided in the applicable option plan and option agreements.

          (g) Termination by Reason of Disability. In the event that Executive
              -----------------------------------
shall become unable to efficiently perform his duties hereunder because of any physical or mental disability or illness, Executive shall be entitled to be paid his Base Salary until the later of such time when (i) the period of disability or illness (whether or not the same disability or illness) shall exceed 180 consecutive days during the Employment Period and (ii) Executive becomes eligible to receive benefits under a comprehensive disability insurance policy obtained by the Employer (the "Disability Period"). Following the expiration of the Disability Period, the Employer may terminate this Agreement upon written notice of such termination. Any unexercised or unvested stock options shall remain exercisable or vest upon such termination only to the extent provided in the applicable option plan and option agreements.

          (h)  Arbitration  in the Event of a Dispute  Regarding the Nature of
               ----------------------------------------------------------------
Termination.  In the event that the Employer terminates Executive's employment
-----------
for Good Reason and Executive contends that Good Reason did not exist, the Employer's only obligation shall be to submit such claim to arbitration before the American Arbitration Association ("AAA"). In such a proceeding, the only issue before the arbitrator will be whether Executive was in fact terminated for Good Reason. If the arbitrator determines that Executive was not terminated for Good Reason, the only remedy that the arbitrator may award is entitlement to the severance payments and benefits specified in Paragraph 7(c), the costs of arbitration, and Executive's attorneys' fees. If the arbitrator finds that Executive was terminated for Good Reason, the arbitrator will be without authority to award Executive anything, the parties will each be responsible for their own attorneys' fees, and the costs of arbitration will be paid 50% by Executive and 50% by the Employer.

    8.  Noncompetition Covenant.

          (a) Because Executive's services to the Employer are essential and because Executive has access to the Employer's confidential information, Executive covenants and agrees that (i) during the Employment Period and (ii) in the event that this Agreement is terminated by the Employer for Good Reason or by Executive other than pursuant to Section 7(b) hereof, during the Noncompetition Period Executive will not, without the prior written consent of the Board of Directors of the Employer which shall include the unanimous consent of the Directors who are not officers of the Employer, directly or indirectly:

               (A) engage, participate or assist, as an owner, partner, employee, consultant, director, officer, trustee or agent, in any business that engages or attempts to engage in, directly or indirectly, the acquisition, development, construction, operation, management or leasing of any commercial industrial or office real estate property anywhere in the Tri-State metropolitan area, or

               (B) intentionally interfere with, disrupt or attempt to disrupt the relationship, contractual or otherwise, between the Employer or its affiliates and any tenant, supplier, contractor, lender, employee or governmental agency or authority.

          (b) For purposes of this Section 8, the Noncompetition Period shall mean the period commencing on the date of termination of Executive's employment under this Agreement and ending on the latest of (i) the third anniversary of the effective date of this Agreement, or (ii) the first anniversary of the date of termination of Executive's employment under this Agreement.

          (c) Notwithstanding anything contained herein to the contrary, Executive is not prohibited by this Section 8 from (i) maintaining his investment in any Option Property (as such term is defined in the Employer's final prospectus relating to the initial public offering of the Employer's Common Stock), (ii) from making investments in any entity that engages, directly or indirectly, in the acquisition, development, construction, operation, management or leasing of commercial industrial or office real estate properties, regardless of where they are located, if the shares or other ownership interests of such entity are publicly traded and Executive's aggregate investment in such entity constitutes less than five percent (5%) of the equity ownership of such entity, or (iii) providing services to RSI and its affiliates.

          (d) The provisions of this Section 8 shall survive the termination of this Agreement.

     9.  Conflicting Agreements. Executive hereby represents and warrants that
         ----------------------
the execution of this Agreement and the performance of his obligations hereunder will not breach or be in conflict with any other agreement to which he is a party or is bound, and that he is not now subject to any covenants against competition or similar covenants which would affect the performance of his obligations hereunder.

     10.  Notices.  Any notice  required or  permitted  hereunder  shall be in
          -------
writing and shall be deemed sufficient when given by hand, by nationally recognized overnight courier or by express, registered or certified mail, postage prepaid, return receipt requested, and addressed to the Employer or Executive, as applicable, at the address indicated above (or to such other address as may be provided by notice).

     11.  Miscellaneous.  This Agreement (i) constitutes the entire  agreement
          -------------
between the parties concerning the subject matter hereof and supersedes any and all prior agreements or understandings, (ii) may not be assigned by Executive without the prior written consent of the Employer, and (iii) may be assigned by the Employer and shall be binding upon, and inure to the benefit of, the Employer's successors and assigns. Headings herein are for convenience of reference only and shall not define, limit or interpret the contents hereof.

     12. Amendment. This Agreement may be amended, modified or supplemented by
         ---------
the mutual consent of the parties in writing, but no oral amendment, modification or supplement shall be effective.

     13.  Specific  Enforcement.  The  provisions  of Sections 6 and 8 of this
          ---------------------
Agreement are to be specifically enforced if not performed according to their terms. Without limiting the generality of the foregoing, the parties acknowledge that the Employer would be irreparably damaged and there would be no adequate remedy at law for Executive's breach of Sections 6 and 8 of this Agreement and further acknowledge that the Employer may seek entry of a temporary restraining order or preliminary injunction, in addition to any other remedies available at law or in equity, to enforce the provisions thereof.

     14. Severability.  If a court of competent  jurisdiction  adjudicates any
         ------------
one or more of the provisions hereof as invalid, illegal or unenforceable in any respect, such provision(s) shall be ineffective only to the extent and duration of such invalidity, illegality or unenforceability and such invalidity, illegality or unenforceability shall not affect the remaining substance of such provision or any other provision of this Agreement and this Agreement shall be construed as if such invalid, illegal or unenforceable provision had been limited or modified (consistent with its general intent) to the extent necessary so that it shall be valid, legal and enforceable. If it shall not be possible to so limit or modify such invalid, illegal or unenforceable provision, this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein, and the parties will use their best efforts to substitute a valid, legal and enforceable provision which, insofar as practicable, implements the purpose and intent of the provision originally contained herein.

     15.  Governing Law. This Agreement shall be construed and governed by the
          -------------
laws of the State of New York.

         IN WITNESS WHEREOF, this Agreement is entered into as of the date and year first above written.

                                          RECKSON ASSOCIATES REALTY CORP.

                                          By:  /s/ Scott Rechler
                                               -----------------------------
                                               Name:  Scott Rechler
                                               Title: President


                                                /s/ Michael Maturo
                                                ----------------------------
                                                    Michael Maturo

                                                                 Exhibit 10.18

                         THIRD AMENDED AND RESTATED
                       AGREEMENT OF LIMITED PARTNERSHIP
                                      OF
                        RECKSON FS LIMITED PARTNERSHIP


          THIS THIRD AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP of Reckson FS Limited Partnership, a Delaware limited partnership (the "Partnership"), is hereby made and entered into as of July 21, 1998, by Reckson Financing LLC., a Delaware limited liability company, as general partner (the "General Partner"), and Reckson Operating Partnership, L.P., a Delaware limited partnership, as limited partner (the "Limited Partner", together with the General Partner, the "Partners").

          WHEREAS, the Partnership has been heretofore formed as a limited partnership under the Uniform Act (as defined below), pursuant to an Agreement of Limited Partnership of the Partnership, dated as of May 22, 1995 (the "Original Partnership Agreement"), and a Certificate of Limited Partnership of the Partnership, filed with the Office of the Secretary of State of the State of Delaware on May 22, 1995;

          WHEREAS, the Original Agreement was amended and restated by the Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of June 2, 1995;

          WHEREAS, the Amended and Restated Agreement of Limited Partnership was amended and restated by the Second Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of April 30, 1997;

          WHEREAS, Reckson FS Inc. has transferred its general partnership interest in the Partnership in exchange for additional partnership units in the Limited Partner and simultaneously the General Partner has acquired such general partnership interests through the direction of the Limited Partner;

          WHEREAS, Reckson Financing LLC (the "General Partner") shall act as general partner of the Partnership from and after the date first written above; and

          WHEREAS, the Partners have caused to be filed an Amended and Restated Certificate of Limited Partnership with the Secretary of State of the State of Delaware to reflect the admission of the General Partner as the general partner of the Partnership and the withdrawal of Reckson FS, Inc. as general partner of the Partnership.

          NOW, THEREFORE, in consideration of the mutual covenants, agreements and premises herein set forth, the parties hereto agree as follows:



                                   ARTICLE 1
                              GENERAL PROVISIONS

          Section 1.1   Formation of the Limited Partnership
                        ------------------------------------

          The Partnership has been formed as a limited partnership under and pursuant to the Delaware Revised Uniform Limited Partnership Act, as amended from time to time (the "Uniform Act"). The name of the Partnership is "Reckson FS Limited Partnership". All business of the Partnership shall be conducted under the Partnership name.

          Section 1.2   Registered Office and Agent; Principal
                        --------------------------------------
                                    Office
                                    ------

          The registered office of the Partnership in the State of Delaware is located at 1209 Orange Street, Wilmington, New Castle County, Delaware 19801, and the registered agent for service of process on the Partnership in the State of Delaware at such address is The Corporation Trust Company. The principal office of the Partnership is 225 Broadhollow Road, Melville, New York 11747, or such other place as the General Partner may from time to time designate. The Partnership may maintain offices at such other place or places within or outside the States of Delaware and New York as the General Partner deems advisable.

          Section 1.3  Purpose of the Partnership
                       -------------------------
The Partnership may engage in any lawful act or business activity for which partnerships may be organized under the laws of the State of Delaware, including:

     A. acquiring, owning, improving, developing, constructing, leasing, operating, financing and refinancing, holding, guaranteeing borrowings and/or granting security interests in connection with borrowings, mortgaging, selling, disposing of, exchanging or otherwise dealing in or with commercial real property; and

     B. entering into, or modifying, contractual arrangements for the management of real estate and real estate-related assets in connection with any of the foregoing.


          Section 1.4  Liability of Partners
                       ---------------------
          A. The General Partner shall have such liability for the repayment, satisfaction and discharge of the debts, liabilities and obligations of the Partnership as is provided by the Uniform Act for the general partners of a limited partnership.

          B. Except as otherwise expressly required by law, the Limited Partner, in its capacity as such, shall have no liability in excess of (i) the amount of its capital contributions to the Partnership, (ii) its share of any undistributed profits and assets of the Partnership, (iii) its obligation to make other payments expressly provided for in this Agreement, and (iv) the amount of any distribution wrongfully distributed to it. The Limited Partner shall not otherwise be liable to the Partnership for the repayment, satisfaction, or discharge of the Partnership's debts, liabilities, and obligations. The Limited Partner shall not have any obligation to contribute money or property in excess of its obligations to the Partnership, nor shall it be personally liable to any third party for any liability or other obligation of the Partnership.

          Section 1.5  Continuations as Partners
                       -------------------------
          On the date hereof, upon execution and delivery of this Agreement, Reckson Financing LLC shall hereafter act as the general partner of the Partnership, and the Limited Partner shall continue as the limited partner of the Partnership.

                                   ARTICLE 2
                           MANAGEMENT OF PARTNERSHIP

          Section 2.1  Management
                       ----------
          Except as otherwise expressly provided in this Agreement, the General Partner shall have complete and exclusive discretion in the management and control of the affairs and business of the Partnership and shall have all powers necessary, convenient, appropriate or incidental to carry out the purposes, conduct the business and exercise the powers of the Partnership. The General Partner shall possess and enjoy with respect to the Partnership all of the rights and powers of a partner of a partnership without limited partners to the extent permitted by Delaware law. The General Partner shall conduct the business of the Partnership in accordance with this Agreement and the Uniform Act.

                                   ARTICLE 3
                             CAPITAL CONTRIBUTIONS

          Section 3.1  Capital Contributions
                       ---------------------

          The Partners contributed capital to the Partnership at the time of the execution of the Amended and Restated Agreement of Limited Partnership. The Partners may agree from time to time to contribute additional capital to the Partnership.

                                   ARTICLE 4
              CAPITAL ACCOUNTS; PROFITS AND LOSSES; DISTRIBUTIONS

          Section 4.1  Establishment and Maintenance of Capital Accounts
                       -------------------------------------------------
          A separate capital account (each, a "Capital Account") shall be maintained for each Partner in accordance with the rules of Treasury Regulations Section 1.704-1(b)(2)(iv), and this Section 4.1 shall be interpreted and applied in a manner consistent therewith. Whenever the Partnership would be permitted to adjust the Capital Accounts of the Partners pursuant to Treasury Regulations Section 1.704-1(b)(2)(iv)(f) to reflect revaluations of Partnership property, the General Partner may cause the Partnership to so adjust the Capital Accounts of the Partners.

          Section 4.2  Allocation of Profits and Losses
                       --------------------------------
          (a) Except as otherwise provided in this Article 4, all book profits and losses of the Partnership shall be allocated one percent (1%) to the General Partner and ninety-nine percent (99%) to the Limited Partner. For this purpose, book profits and losses shall be the taxable income or loss of the Partnership as determined for federal income tax purposes increased by the amount, if any, of tax-exempt income received or accrued by the Partnership and reduced by the amount, if any, of all expenditures of the Partnership described in Section 705(a)(2)(B) of the Internal Revenue Code of 1986, as amended (the "Code") (including expenditures treated as so described under Treasury Regulations Section 1.704-1(b)(2)(iv)(i)).

          (b) In the event that the book value of any property shall differ from its adjusted basis for federal income tax purposes, either because the value of such property differs from its adjusted basis upon its contribution to the Partnership or as the result of a revaluation of the property in accordance with Treasury Regulations Section 1.704-1(b)(2)(iv)(f), depreciation, depletion, amortization and gain or loss with respect to such property, as computed for purposes of calculating book profits and losses, shall be determined in accordance with Treasury Regulations Section 1.704-1(b)(2)(iv)(g).

          Section 4.3  Limitation on Losses
                       --------------------
          No allocation shall be made pursuant to this Article 4 to the extent that it shall cause or increase a deficit balance in any Partner's Capital Account in excess of such Partner's obligation (including any deemed obligation under the Treasury Regulations), if any, to restore a deficit in its Capital Account as of the end of the Partnership taxable year to which such allocation relates (an "Adjusted Deficit Balance"). In determining whether a Partner has an Adjusted Deficit Balance, a Partner's Capital Account shall be reduced by the amounts described in Treasury Regulations Section 1.704-1(b)(2)(ii)(d)(4), (5) and (6). Any items of deduction and loss in excess of the limitations set forth in this Section 4.3 shall be allocated to the General Partner.

          Section 4.4  Partnership Minimum Gain Chargeback
                       -----------------------------------
          Notwithstanding any other provisions of this Article 4, in the event that there is a net decrease in Partnership Minimum Gain during a Partnership taxable year, the Partners shall be allocated items of income and gain in accordance with Treasury Regulations Section 1.704-2(f). For purposes of this
Article 4, the term "Partnership Minimum Gain" shall have the meaning set forth in Treasury Regulations Section 1.704-2(b)(2), and any Partner's share of Partnership Minimum Gain shall be determined in accordance with Treasury Regulations Section 1.704-2(g). This Section 4.4 is intended to comply with the minimum gain chargeback requirement of Treasury Regulations Section 1.704-2(f) and shall be interpreted and applied in a manner consistent therewith.

          Section 4.5  Partner Nonrecourse Debt
                       ------------------------
          Notwithstanding any other provisions of this Article 4 (other than Section 4.4), to the extent required by Treasury Regulations Section 1.704-2(i), any items of income, gain, deduction and loss of the Partnership that are attributable to a nonrecourse debt of the Partnership that constitutes "partner nonrecourse debt" as defined in Treasury Regulations
Section 1.704-2(b)(4) shall be allocated in accordance with the provisions of Treasury Regulations Section 1.704-2(i). The allocations required by this
Section 4.5 shall include, without limitation, chargebacks of partner nonrecourse debt minimum gain in accordance with Treasury Regulations Section 1.704-2(i)(4).

          Section 4.6  Qualified Income Offset
                       -----------------------
          Any Partner who unexpectedly receives an adjustment, allocation or distribution described in Treasury Regulations Section 1.704-1(b)(2)(ii)(d)(4),
(5) or (6) shall be allocated items of income and gain in an amount and manner sufficient to eliminate as quickly as possible, to the extent required under the rules in Treasury Regulations Section 1.704-1(b)(2)(ii)(d), any resulting Adjusted Deficit Balance, calculated after taking into account the allocations in Section 4.4. This Section 4.6 is intended to constitute a qualified income offset under Treasury Regulations Section 1.704-1(b)(2)(ii)(d) and shall be interpreted and applied in a manner consistent therewith. Section 4.7 Curative Allocations.

          Section 4.7  Curative Allocations
                       --------------------
          Notwithstanding any other provision of this Article 4, the special allocations set forth in Sections 4.3, 4.4, 4.5 and 4.6 of this Agreement shall be taken into account in allocating other items of partnership income, deduction and loss among the Partners so that, to the maximum extent possible, the net amount of such allocations of other items of income, deduction and loss and such special allocations shall be equal to the net amount that would have been allocated to such Partner if the special allocations had not occurred.

          Section 4.8  Tax Allocations
                       ---------------
          Solely for income tax purposes, each item of income, gain, loss and deduction of the Partnership shall be allocated among the Partners in the same manner as its correlative item of book income, gain, loss or deduction is allocated under this Article 4 (taking into account the special allocations set forth in Sections 4.3 through 4.7), subject to the rules of Section 704(c)(1)(A) of the Code and the Treasury Regulations promulgated thereunder and Treasury Regulations Section 1.704-1(b)(4)(i).

          Section 4.9  Operating Distributions
                       -----------------------
          The General Partner may, but shall not be obligated to, distribute all or any portion of cash from operations to each of the Partners. Any such distributions shall be made 1% to the General Partner and 99% to the Limited Partner. Notwithstanding any provision to the contrary contained in this Agreement, the Partnership, and the General Partner on behalf of the Partnership, shall not make a distribution to any Partner on account of its interest in the Partnership if such distribution would violate Section 17-607 of the Uniform Act or other applicable law.


          Section 4.10  Distributions upon Liquidation
                        ------------------------------
          After payment (or the making of reasonable provision for the payment) of all liabilities of the Partnership, all net proceeds from the sale of the Partnership's property upon liquidation of the Partnership and all other assets of the Partnership shall be distributed to the Partners in accordance with their positive Capital Account balances in compliance with Treasury Regulations Section 1.704-1(b)(2)(ii)(b)(2). If any properties of the Partnership are to be distributed in kind, such properties shall be distributed on the basis of the fair market value thereof. The liquidator, as defined in Section 6.2 below, shall use its best efforts to distribute such properties to the Limited Partner. The fair market value of such properties shall be determined by the liquidator in its reasonable discretion. In the event a Partner's interest (but not the Partnership itself) is liquidated within the meaning of Treasury Regulations Section 1.704-1(b)(2)(ii)(g), any liquidating distributions to such Partner shall be made in accordance with Treasury Regulations Section 1.704-1(b)(2)(ii)(b)(2).

          Section 4.11  Property Contributed as Security. Notwithstanding any
                        --------------------------------
other provisions of this Article 4, to the extent property is contributed to the Partnership by the Limited Partner without any corresponding contribution by the General Partner, all profits, losses and distributions attributable to such property shall be made 100% to the Limited Partner.

                                   ARTICLE 5
                           TRANSFERS AND WITHDRAWALS

          Section 5.1  Transfer of General Partner's Partnership Interest
                       --------------------------------------------------
          The General Partner may transfer its interest or withdraw as General Partner upon 60 days' notice to the Limited Partner.

          Section 5.2  Additional or Substituted Limited Partners
                       ------------------------------------------
          The Limited Partner may assign or transfer its interest in the Partnership with the consent of the General Partner.

                                   ARTICLE 6
                      DISSOLUTION AND WINDING UP AFFAIRS

          Section 6.1  Dissolution
                       -----------
          The Partnership shall be dissolved and its affairs wound up upon the happening of any one of the following dissolution events:

          (a) the withdrawal, removal, dissolution, insolvency, bankruptcy or other event of withdrawal of the General Partner or the occurrence of an event that causes the General Partner to cease to be a general partner of the Partnership under the Uniform Act unless, (i) at the time, there is at least one other general partner of the Partnership and such general partner or a majority of such general partners, if more than one, agrees to continue the business of the Partnership and said general partner or partners of the Partnership continue the business of the Partnership, or (ii) within ninety
(90) days after the occurrence of such event, not less than a majority in interest of the remaining Partners (or such greater percentage in interest as is required by the Uniform Act) agree in writing to continue the business of the Partnership and to the appointment, effective as of the date of such event, if required, of one or more additional general partners of the Partnership;

          (b) an agreement in writing by the Limited Partner and the General Partner that the Partnership should be dissolved in accordance with applicable state law;

          (c) except as otherwise provided herein, the occurrence of any event which, under the Uniform Act, mandates the dissolution of the Partnership; and

          (d) the expiration of the term of the Partnership specified in
Section 8.2 of this Agreement.

          Section 6.2  Winding Up
                       ----------
          In the event of the dissolution of the Partnership for any reason, the "liquidator" (which shall be the General Partner unless dissolution occurs due to an event specified in Section 6.1(a), in which case the liquidator shall be the person selected by the Limited Partner) shall commence to wind up the affairs of the Partnership and to liquidate or distribute its assets as soon as is reasonably practicable in a prudent business manner. The liquidator shall have the right to manage the business of the Partnership in accordance with the terms hereof during the winding up period and to determine in good faith the time, manner and terms of any sale or sales of Partnership property pursuant to such liquidation.

          Section 6.3  Distribution Upon Dissolution and Termination
                       ---------------------------------------------
          Distributions upon dissolution and liquidation of the Partnership shall be made in accordance with Section 4.10.

                                   ARTICLE 7
                        EXCULPATION AND INDEMNIFICATION

          Section 7.1  Exculpatory Provisions
                       ----------------------
          (a) Notwithstanding any other terms of this Agreement, whether express or implied, or obligation or duty at law or in equity, neither the General Partner, its affiliates, nor any of their respective officers, directors, shareholders, partners, employees, representatives or agents nor any officer, employee, representative or agent of the Partnership and its affiliates (individually, a "Covered Person" and collectively, the "Covered Persons") shall be liable to the Partnership or any Partner for any act or omission (in relation to the Partnership, this Agreement, any related document or any transaction or investment contemplated hereby or thereby) taken or omitted in good faith by a Covered Person and in the reasonable belief that such act or omission is in or is not contrary to the best interests of the Partnership and is within the scope of authority granted to such Covered Person by this Agreement, provided that such act or omission does not constitute fraud, willful misconduct, bad faith or gross negligence ("Disabling Conduct").

          (b) A Covered Person may rely and shall incur no liability in acting or refraining from acting upon any resolution, certificate, statement, instrument, opinion, report, notice, request, consent, order, bond, debenture, paper, document, signature or writing reasonably believed by it to be genuine, and may rely on a certificate signed by an officer of any Person in order to ascertain any fact with respect to such Person or within such Person's knowledge and may rely on an opinion of counsel selected by such Covered Person with respect to legal matters unless such Covered Person acts in bad faith.

     Section 7.2  Indemnification
                       ---------------
     (a) To the fullest extent permitted by law, the Partnership shall indemnify and hold harmless the General Partner, its affiliates and all directors, officers, shareholders, partners, employees, representatives and agents of the General Partner and its affiliates and all officers, employees, representatives and agents of the Partnership and its affiliates (individually, an "Indemnified Person" and collectively, the "Indemnified Persons") from and against any and all losses, claims, demands, liabilities, expenses (including all fees and expenses), judgements, fines, settlements, and other amounts arising from any and all claims, demands, actions, suits or proceedings, civil, criminal, administrative or investigative, in which the Indemnified Person may be involved, or threatened to be involved, as a party or otherwise, by reason of its management of the affairs of the Partnership, or the General Partner or its status as a General Partner, an affiliate thereof, or partner, director, officer, stockholder, employee, representative or agent thereof or of the Partnership or a person serving at the request of the Partnership, the General Partner or any affiliate thereof in another entity in a similar capacity, which relates to or arises out of the Partnership, its property, its business or affairs, and regardless of whether the liability or expense accrued at or relates to, in whole or in part, any time before, on or after the date hereof. The negative disposition of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere, or its equivalent, shall not, of itself, create a presumption that the Indemnified Person acted in a manner contrary to the standard set forth in Section 7.2(b) below. Any indemnification pursuant to this Section 7.2 shall be made only out of the assets of the Partnership.

     (b) An Indemnified Person shall not be entitled to indemnification under this Section 7.2 with respect to any claim, issue or matter in which it has engaged in Disabling Conduct; provided, however, that a court of competent jurisdiction may determine upon application that, despite such Disabling Conduct, in view of all the circumstances of the case, the Indemnified Person is fairly and reasonably entitled to indemnification for such liabilities and expenses as the court may deem proper.

     (c) To the fullest extent permitted by law, expenses (including legal fees) incurred by an Indemnified Person in defending any claim, demand, action, suit or proceeding shall, from time to time, be advanced by the Partnership prior to the final disposition of such claim, demand, action, suit or proceeding upon receipt by the Partnership of an undertaking by or on behalf of the Indemnified Person to repay such amount if it shall be determined that the Indemnified Person is not entitled to be indemnified as authorized in this Section 7.2.

     (d) The indemnification provided by this Section 7.2 shall be in addition to any other rights to which an Indemnified Person may be entitled under any agreement, by law or vote of the Partners as a matter of law or otherwise, both as to action in the Indemnified Person's capacity as the General Partner, an affiliate thereof or a partner, director, officer, stockholder, partner, representative, employee or agent thereof, or an officer, employee, representative or agent of the Partnership or an affiliate thereof and, as to action in any other capacity, shall continue as to an Indemnified Person who has ceased to serve in such capacity and shall inure to the benefit of the heirs, successors, assigns and administrators of an Indemnified Person.

     (e) The General Partner and the Partnership may purchase and maintain insurance, to the extent and in such amounts as the General Partner shall, in its sole discretion, deem reasonable, on behalf of Indemnified Persons and such other Persons as the General Partner shall determine, against any liability that may be asserted against or expenses that may be incurred by such person in connection with activities of the Partnership or such indemnities, regardless of whether the Partnership would have the power to indemnify such Person against such liability under the provisions of this Agreement. The General Partner and the Partnership may enter into indemnity contracts with Indemnified Persons and adopt written procedures pursuant to which arrangements are made for the advancement of expenses and the funding of obligations under this Section 7.2 and containing such other procedures regarding indemnification as are appropriate.

     (f) In no event may an Indemnified Person subject the Limited Partners to personal liability by reason of any indemnification of an Indemnified Person under this Agreement or otherwise.

     (g) An Indemnified Person shall not be denied indemnification in whole or in part under this Section 7.2 because the Indemnified Person had an interest in the transaction with respect to which the indemnification applies if the transaction is otherwise permitted by the terms of this Agreement.

     (h) The provisions of this Section 7.2 are for the benefit of the indemnified Persons and their heirs, successors, assigns, administrators and personal representatives and shall not be deemed to be for the benefit of any other Persons. The provisions of this Section 7.2 shall not be amended in any way that would adversely affect the Indemnified Person without the consent of the Indemnified Person.

          7.3  Duties of a General Partner and Others Controlling a General
               ------------------------------------------------------------
Partner
------
          To the extent that, at law or in equity, an Indemnified Person has duties (including fiduciary duties) and liabilities relating thereto to the Partnership or to the Partners, the General Partner and any other Indemnified Person acting in connection with the Partnership's business or affairs, shall not be liable to the Partnership or to any Partner for its good faith reliance on the provisions of this Agreement. The provisions of this Agreement, to the extent that they restrict the duties and liabilities of an Indemnified Person otherwise existing at law or in equity, are agreed by the Partners to replace such other duties and liabilities of such Indemnified Person.

                                   ARTICLE 8
                                 MISCELLANEOUS

          Section 8.1  Books and Records
                       -----------------
          The Partnership shall maintain its records and books of account separate from those of any other person or entity (including Reckson Associates Realty Corp., Reckson Financing LLC and Reckson Operating Partnership, L.P.).

          Section 8.2  Term
                       ----
          The term of the Partnership commenced on the date the Certificate of Limited Partnership relating to the Partnership was filed in the office of the Secretary of State of Delaware in accordance with the Uniform Act and shall continue until December 31, 2045 unless sooner dissolved and terminated pursuant to the provisions of this Agreement.

          Section 8.3  Amendments
                       ----------
          This Agreement may be amended only in a writing signed by each of the partners of the Partnership.

          Section 8.4  Binding Effect
                       --------------
          This Agreement shall be binding upon and inure to the benefit of the parties hereto and their heirs, executors, administrators, successors, legal representatives and permitted assigns.

          Section 8.5  Counterparts
                       ------------
          This Agreement may be executed in counterparts, all of which together shall constitute one agreement binding on all the parties hereto, notwithstanding that all such parties are not signatories to the original or the same counterpart. Each party shall become bound by this Agreement immediately upon affixing its signature hereto.

          Section 8.6  Applicable Law
                       --------------
          This Agreement shall be construed and enforced in accordance with and governed by the laws of the State of Delaware, without regard to the principles of conflicts of law.

          Section 8.7  Invalidity of Provisions
                       ------------------------
          If any provision of this Agreement is or becomes invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not be affected thereby.

          Section 8.8  Entire Agreement
                       ----------------
          This Agreement contains the entire understanding and agreement among the Partners with respect to the subject matter hereof and supersedes any other prior written or oral understandings or agreements among them with respect thereto.

          IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first written above.

                                      GENERAL PARTNER

                                      RECKSON FINANCING LLC

                                 By:    Reckson Operating Partnership, L.P.,
                                        Its Sole Member


                                 By:    Reckson Associates Realty Corp.,
                                        Its General Partner

                                 By:    /s/ Scott Rechler
                                        ----------------------------------
                                        Name:  Scott Rechler
                                        Title: President



                                 LIMITED PARTNER

                                 RECKSON OPERATING PARTNERSHIP, L.P.

                                 By:    Reckson Associates Realty Corp.,
                                        Its General Partner

                                 By:    /s/ Scott Rechler
                                        -------------------------------------
                                        Name:  Scott Rechler
                                        Title: President

                                EXHIBIT 10.24

                            SEVERANCE AGREEMENT


      SEVERANCE AGREEMENT, dated as of the 25th day of February, 1998 (the "Agreement") by and between Donald J. Rechler (the "Executive"), and Reckson Associates Realty Corp., a Maryland corporation with a principal place of business at 225 Broadhollow Road, Melville, New York 11747 (the "Employer").

      Terms used in this Agreement with the initial letter capitalized shall, unless otherwise defined herein, have the meanings specified in the Employment and Noncompetition Agreement, dated June 2, 1995, between the Employer and the Executive and in any amendment to or restatement of such agreement (the "Employment Agreement").

                           W I T N E S S E T H :

      WHEREAS, Executive and Employer have previously entered into the Employment Agreement; and

      WHEREAS, the Employer desires to continue to employ the Executive and the Executive desires to continue to be employed by the Employer.

      NOW THEREFORE, in consideration of the premises and subject to the terms and conditions set forth herein, the parties hereto agree as follows:

      Employment and Noncompetition Agreement. This Agreement is supplementary to and, except as explicitly set forth herein, does not limit or alter any of the terms and conditions established under the Employment Agreement.

      Term. The term and duration of this Agreement shall be identical to the term of the Employment Agreement, provided, however, that if a Change-in-Control shall occur during the Employment Period, the term of this Agreement, the Employment Agreement and the Employment Period shall continue in effect until the later of (i) the date on which the term of the Employment Agreement otherwise would have ended or (ii) the date which is thirty-six months beyond the end of the calendar year in which the Change-in-Control occurs. Section 1 of the Employment Agreement is hereby amended in accordance with the foregoing.

      Termination and Severance Payments. Sections 7(a), (b) and (c) of the Employment Agreement are hereby superseded in their entirety by this Section 3.

      At-Will Employment. Executive's employment pursuant to the Employment Agreement is "at will" and may be terminated by the Employer at any time with or without Good Reason, by a majority vote of all of the members of the Board of Directors of the Employer upon written notice to Executive, subject only to the severance provisions specifically set forth in this Section 3 and in Sections 7
(d) through 7(h) of the Employment Agreement.

      Termination by Executive. The Employment Period and Executive's employment under the Employment Agreement may be terminated effective immediately by Executive by written notice to the Board of Directors of the Employer (i) within 30 days of the occurrence of a failure of the Board of Directors of the Employer to elect Executive to offices with the same or substantially the same duties and responsibilities as set forth in Section 2 of the Employment Agreement, (ii) within 30 days of the occurrence of a material failure by the Employer to comply with the provisions of Section 3 of the Employment Agreement or a material breach by the Employer of any other provision of the Employment Agreement, or (iii) at any time during the 30 day period beginning on the effective date of a Change in Control and the 30 day period beginning one year after the effective date of a Change-in-Control.

      Certain Benefits upon Termination by Executive. Except as specifically provided in this Section 3 or in Sections 7(d) through 7(h) of the Employment Agreement or as otherwise required by law, all compensation and benefits to Executive under the Employment Agreement shall terminate on the date of termination of the Employment Period. Notwithstanding the foregoing, if the Employment Period is terminated pursuant to Section 3(b) or if Executive's employment is terminated by the Employer other than for Good Reason, Executive shall be entitled to the following benefits:

      The Employer shall pay the Executive (x) his or her full Base Salary though the date of termination at the rate in effect on such date, (y) compensation for accrued but unused vacation time, plus (z) a pro rata portion of the Executive's incentive compensation for the calendar year in which the event of termination occurs, assuming that the Executive would have received incentive compensation for such full calendar year equal to the product of (A) the Base Salary that would be payable to the Executive pursuant to subsection 3
(a) of the Employment Agreement for such full calendar year and (B) the greater of (a) 1/2 or (b) a percentage equal to the percentage of the Executive's Base Salary for the immediately preceding fiscal year that was paid to the Executive as incentive compensation (including all cash and other incentive compensation, and including shares of Common Stock) for the immediately preceding fiscal year, expressed as a percentage (the greater of clauses (a) and (b) being herein referred to as the "Deemed Bonus Percentage");

      The Employer shall pay as severance to the Executive, not later than the tenth day following the date of termination, a lump sum severance payment (the "Severance Payment") equal to the aggregate of all compensation due to the Executive hereunder had his or her employment not been so terminated (without duplication of subsection 3(c)(i) above), including, without limitation, all incentive compensation which would have been due to the Executive pursuant to subsection 3(b) of the Employment Agreement, through the expiration of this Agreement (as such Agreement may continue in effect under Section 2 hereof in the event of a Change-in-Control) assuming that the Executive would have received incentive compensation for each calendar year through the expiration of this Agreement (as such Agreement may continue in effect under Section 2 hereof in the event of a Change-in-Control) equal to the product of (A) the
Base Salary payable to the Executive pursuant to subsection 3(a) of the Employment Agreement for each such calendar year and (B) the Deemed Bonus Percentage; provided, however, that such Severance Payment shall not be payable to the Executive until (x) the Executive has executed and delivered to the Employer a general release in a form to be determined by the Employer in good faith, and (y) any applicable revocation period with respect to such release has expired.  For purposes of determining Executive's annual compensation in the preceding sentence, compensation payable to the Executive by the Employer 12345678901234567890123456789012345678901234567890123456789012345678901234567890
shall include every type and form of compensation includible in the Executive's gross income in respect of his or her employment by the Employer (including, without limitation, all income reported on an Internal Revenue Service Form W-2), compensation income recognized as a result of the Executive's exercise of stock options or sale of the stock so acquired and including, without limitation, any annual incentive compensation paid in cash or securities to such Executive;

      An amount equal to the Additional Amount pursuant to Section 5 below;

      For the remaining term of the Employment Agreement, Executive shall continue to receive all benefits described in Section 3 of the Employment Agreement existing on the date of termination and any other benefits then provided by Employer to Executive in addition to those described in Section 3 of the Employment Agreement, including, but not limited to, the life insurance coverage provided by Employer to Executive and the automobile provided by Employer to Executive and automobile insurance and maintenance in respect of such automobile. For purposes of the application of such benefits, Executive shall be treated as if he or she had remained in the employ of the Employer with a Base Salary at the rate in effect on the date of termination;

      For purposes of any stock option plan of the Employer, (x) any stock options or other awards (including restricted stock grants) of the Executive under such plan shall vest and become exercisable upon any such termination, and (y) Executive shall be treated as if he or she had remained in the employ of the Employer for the remaining term of the Employment Agreement after the date of Executive's termination so that Executive shall be entitled to exercise any exercisable options or other rights;

      For purposes of any section 401(k) plan or other deferred compensation plan of the Employer, Executive shall be treated as if he or she had remained in the employ of the Employer for the remaining term of the Employment Agreement after the date of Executive's termination so that Executive may continue to receive all matching contributions as provided by the Employer in connection with such plan or any other contributions by Employer in connection with such plan as in effect immediately prior to such termination;

      The amount of any outstanding loans made by the Employer to the Executive to acquire shares of Common Stock or units of limited partnership interest in Reckson Operating Partnership, L.P., together with any interest accrued on any such loans, and any related "tax" loans made by the Employer to the Executive in respect of tax liabilities owing as the result of the forgiveness of such loans (including forgiveness pursuant to the terms of this Section 3(c)(vii)), together with any interest accrued on any such tax loans, shall be deemed forgiven and Executive shall have no further liability in respect thereof;

      If, in spite of the provisions above, any benefits or service credits under any benefit plan or program of the Employer may not be paid or provided under such plan or program to Executive, or to Executive's dependents, beneficiaries or estate, because Executive is no longer considered to be an employee of the Employer, the Employer shall pay or provide for payment of such benefits and service credits to Executive, or to Executive's dependents, beneficiaries or estate, for the remaining term of the Employment Agreement; and

      Nothing herein shall be deemed to obligate Executive to seek other employment in the event of any such termination and any amounts earned or benefits received from such other employment will not serve to reduce in any way the amounts and benefits payable in accordance herewith.

      Expenses. Section 3(e) of the Employment Agreement is hereby amended by this Section 4. In addition to the expenses referred to in Section 3(e) of the Employment Agreement, the Employer shall pay all legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by the Executive as they become due as a result of (i) the termination of the Employment Period or Executive's employment pursuant to this Agreement or the Employment Agreement (including all such fees and expenses, if any, incurred in contesting or disputing any such termination), (ii) the Executive seeking to obtain or enforce any right or benefit provided by this Agreement, the Employment Agreement or by any other plan or arrangement maintained by the Employer under which the Executive is or may be entitled to receive benefits or (iii) any action taken by the Employer against the Executive, unless and until such time that a final judgement has been rendered in favor of the Employer and all appeals related to any such action have been exhausted; provided however, that the circumstances set forth above occurred on or after a Change-in-Control.

      Additional Amount. Whether or not Section 3 is applicable, if in the opinion of tax counsel selected by the Executive and reasonably acceptable to the Employer, the Executive has or will receive any compensation or recognize any income (whether or not pursuant to this Agreement, the Employment Agreement or any plan or other arrangement of the Employer and whether or not the Employment Period or the Executive's employment with the Employer has terminated) which will constitute an "excess parachute payment" within the meaning of Section 280G(b)(1) of the Code (or for which a tax is otherwise payable under Section 4999 of the Code), then the Employer shall pay the Executive an additional amount (the "Additional Amount") equal to the sum of
(i) all taxes payable by the Executive under Section 4999 of the Code with respect to all such excess parachute payments and any such Additional Amount, plus (ii) all federal, state and local income taxes payable by Executive with respect to any such Additional Amount. Any amounts payable pursuant to this
Section 4 shall be paid by the Employer to the Executive within 30 days of each written request therefor made by the Executive.

      Income Tax Payment. Whether or not Section 3 is applicable, if (i) the Executive has or will receive any compensation or recognize any income (whether or not pursuant to this Agreement, the Employment Agreement or any plan or other arrangement of the Employer and whether or not the Employment Period or the Executive's employment with the Employer has terminated) in connection with a "Change-in-Control" (as that term may be interpreted in this Agreement, the Employment Agreement or any plan or other arrangement of the Employer), and
(ii) such compensation or income represents non-cash compensation or income (including, without limitation, non-cash compensation or income attributable to the vesting or exercise of stock options and other awards (including restricted stock grants) under any stock option plan of the Employer), then the Employer shall pay the Executive in cash an amount (the "Income Tax Payment") equal to all federal, state and local income taxes payable by Executive with respect to such non-cash compensation or income. The Income Tax Payment shall be paid by the Employer to the Executive within 30 days of the written request therefor made by the Executive.

      Notices. Any notice required or permitted hereunder shall be in writing and shall be deemed sufficient when given by hand, by nationally recognized overnight courier or by express, registered or certified mail, postage prepaid, return receipt requested, and addressed to the Employer or Executive, as applicable, at the address indicated above (or to such other address as may be provided by notice).

      Miscellaneous. This Agreement (i) may not be assigned by Executive without the prior written consent of the Employer and (ii) may be assigned by the Employer and shall be binding upon, and inure to the benefit of, the Employer's successors and assigns. Headings herein are for convenience of reference only and shall not define, limit or interpret the contents hereof.

	Amendment. This Agreement may be amended, modified or supplemented by the mutual consent of the parties in writing, but no oral amendment, modification or supplement shall be effective.

      Severability. If a court of competent jurisdiction adjudicates any one or more of the provisions hereof as invalid, illegal or unenforceable in any respect, such provision(s) shall be ineffective only to the extent and duration of such invalidity, illegality or unenforceability and such invalidity, illegality or unenforceability shall not affect the remaining substance of such provision or any other provision of this Agreement and this Agreement shall be construed as if such invalid, illegal or unenforceable provision had been limited or modified (consistent with its general intent) to the extent necessary so that it shall be valid, legal and enforceable. If it shall not be possible to so limit or modify such invalid, illegal or unenforceable provision, this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein, and the parties will use their best efforts to substitute a valid, legal and enforceable provision which, insofar as practicable, implements the purpose and intent of the provision originally contained herein.

      Governing Law. This Agreement shall be construed and governed by the laws of the State of New York.

      IN WITNESS WHEREOF, this Agreement is entered into as of the date and year first above written.


						RECKSON ASSOCIATES REALTY CORP.



                                    By:    /s/ Scott Rechler
                                           -----------------------
                                       Name:  Scott Rechler
                                       Title: President


                                    By:    /s/ Donald J. Rechler
                                           -----------------------
                                           Donald J. Rechler

                                EXHIBIT 10.25

                            SEVERANCE AGREEMENT


      SEVERANCE AGREEMENT, dated as of the 25th day of February, 1998 (the "Agreement") by and between Scott H. Rechler (the "Executive"), and Reckson Associates Realty Corp., a Maryland corporation with a principal place of business at 225 Broadhollow Road, Melville, New York 11747 (the "Employer").

      Terms used in this Agreement with the initial letter capitalized shall, unless otherwise defined herein, have the meanings specified in the Employment and Noncompetition Agreement, dated June 2, 1995, between the Employer and the Executive and in any amendment to or restatement of such agreement (the "Employment Agreement").

                           W I T N E S S E T H :

      WHEREAS, Executive and Employer have previously entered into the Employment Agreement; and

      WHEREAS, the Employer desires to continue to employ the Executive and the Executive desires to continue to be employed by the Employer.

      NOW THEREFORE, in consideration of the premises and subject to the terms and conditions set forth herein, the parties hereto agree as follows:

      Employment and Noncompetition Agreement. This Agreement is supplementary to and, except as explicitly set forth herein, does not limit or alter any of the terms and conditions established under the Employment Agreement.

      Term. The term and duration of this Agreement shall be identical to the term of the Employment Agreement, provided, however, that if a Change-in-Control shall occur during the Employment Period, the term of this Agreement, the Employment Agreement and the Employment Period shall continue in effect until the later of (i) the date on which the term of the Employment Agreement otherwise would have ended or (ii) the date which is thirty-six months beyond the end of the calendar year in which the Change-in-Control occurs. Section 1 of the Employment Agreement is hereby amended in accordance with the foregoing.

      Termination and Severance Payments. Sections 7(a), (b) and (c) of the Employment Agreement are hereby superseded in their entirety by this Section 3.

      At-Will Employment. Executive's employment pursuant to the Employment Agreement is "at will" and may be terminated by the Employer at any time with or without Good Reason, by a majority vote of all of the members of the Board of Directors of the Employer upon written notice to Executive, subject only to the severance provisions specifically set forth in this Section 3 and in Sections 7(d) through 7(h) of the Employment Agreement.

      Termination by Executive. The Employment Period and Executive's employment under the Employment Agreement may be terminated effective immediately by Executive by written notice to the Board of Directors of the Employer (i) within 30 days of the occurrence of a failure of the Board of Directors of the Employer to elect Executive to offices with the same or substantially the same duties and responsibilities as set forth in Section 2 of the Employment Agreement, (ii) within 30 days of the occurrence of a material failure by the Employer to comply with the provisions of Section 3 of the Employment Agreement or a material breach by the Employer of any other provision of the Employment Agreement, or (iii) at any time during the 30 day period beginning on the effective date of a Change in Control and the 30 day period beginning one year after the effective date of a Change-in-Control.

	Certain Benefits upon Termination by Executive. Except as specifically provided in this Section 3 or in Sections 7(d) through 7(h) of the Employment Agreement or as otherwise required by law, all compensation and benefits to Executive under the Employment Agreement shall terminate on the date of termination of the Employment Period. Notwithstanding the foregoing, if the Employment Period is terminated pursuant to Section 3(b) or if Executive's employment is terminated by the Employer other than for Good Reason, Executive shall be entitled to the following benefits:

      The Employer shall pay the Executive (x) his or her full Base Salary though the date of termination at the rate in effect on such date, (y) compensation for accrued but unused vacation time, plus (z) a pro rata portion of the Executive's incentive compensation for the calendar year in which the event of termination occurs, assuming that the Executive would have received incentive compensation for such full calendar year equal to the product of (A) the Base Salary that would be payable to the Executive pursuant to subsection 3(a) of the Employment Agreement for such full calendar year and (B) the greater of (a) 1/2 or (b) a percentage equal to the percentage of the Executive's Base Salary for the immediately preceding fiscal year that was paid to the Executive as incentive compensation (including all cash and other incentive compensation, and including shares of Common Stock) for the immediately preceding fiscal year, expressed as a percentage (the greater of clauses (a) and (b) being herein referred to as the "Deemed Bonus Percentage");

      The Employer shall pay as severance to the Executive, not later than the tenth day following the date of termination, a lump sum severance payment (the "Severance Payment") equal to the aggregate of all compensation due to the Executive hereunder had his or her employment not been so terminated (without duplication of subsection 3(c)(i) above), including, without limitation, all incentive compensation which would have been due to the Executive pursuant to subsection 3(b) of the Employment Agreement, through the expiration of this Agreement (as such Agreement may continue in effect under Section 2 hereof in the event of a Change-in-Control) assuming that the Executive would have received incentive compensation for each calendar year through the expiration of this Agreement (as such Agreement may continue in effect under Section 2 hereof in the event of a Change-in-Control) equal to the product of (A) the
Base Salary payable to the Executive pursuant to subsection 3(a) of the Employment Agreement for each such calendar year and (B) the Deemed Bonus Percentage; provided, however, that such Severance Payment shall not be payable 12345678901234567890123456789012345678901234567890123456789012345678901234567890
to the Executive until (x) the Executive has executed and delivered to the Employer a general release in a form to be determined by the Employer in good faith, and (y) any applicable revocation period with respect to such release has expired. For purposes of determining Executive's annual compensation in the preceding sentence, compensation payable to the Executive by the Employer shall include every type and form of compensation includible in the Executive's gross income in respect of his or her employment by the Employer (including, without limitation, all income reported on an Internal Revenue Service Form W-2), compensation income recognized as a result of the Executive's exercise of stock options or sale of the stock so acquired and including, without limitation, any annual incentive compensation paid in cash or securities to such Executive;

      An amount equal to the Additional Amount pursuant to Section 5 below;

      For the remaining term of the Employment Agreement, Executive shall continue to receive all benefits described in Section 3 of the Employment Agreement existing on the date of termination and any other benefits then provided by Employer to Executive in addition to those described in Section 3 of the Employment Agreement, including, but not limited to, the life insurance coverage provided by Employer to Executive and the automobile provided by Employer to Executive and automobile insurance and maintenance in respect of such automobile. For purposes of the application of such benefits, Executive shall be treated as if he or she had remained in the employ of the Employer with a Base Salary at the rate in effect on the date of termination;

      For purposes of any stock option plan of the Employer, (x) any stock options or other awards (including restricted stock grants) of the Executive under such plan shall vest and become exercisable upon any such termination, and
(y) Executive shall be treated as if he or she had remained in the employ of the Employer for the remaining term of the Employment Agreement after the date of Executive's termination so that Executive shall be entitled to exercise any exercisable options or other rights;

      For purposes of any section 401(k) plan or other deferred compensation plan of the Employer, Executive shall be treated as if he or she had remained in the employ of the Employer for the remaining term of the Employment Agreement after the date of Executive's termination so that Executive may continue to receive all matching contributions as provided by the Employer in connection with such plan or any other contributions by Employer in connection with such plan as in effect immediately prior to such termination;

      The amount of any outstanding loans made by the Employer to the Executive to acquire shares of Common Stock or units of limited partnership interest in Reckson Operating Partnership, L.P., together with any interest accrued on any such loans, and any related "tax" loans made by the Employer to the Executive in respect of tax liabilities owing as the result of the forgiveness of such loans (including forgiveness pursuant to the terms of this Section 3(c)(vii)), together with any interest accrued on any such tax loans, shall be deemed forgiven and Executive shall have no further liability in respect thereof;

      If, in spite of the provisions above, any benefits or service credits under any benefit plan or program of the Employer may not be paid or provided under such plan or program to Executive, or to Executive's dependents, beneficiaries or estate, because Executive is no longer considered to be an employee of the Employer, the Employer shall pay or provide for payment of such benefits and service credits to Executive, or to Executive's dependents, beneficiaries or estate, for the remaining term of the Employment Agreement; and

      Nothing herein shall be deemed to obligate Executive to seek other employment in the event of any such termination and any amounts earned or benefits received from such other employment will not serve to reduce in any way the amounts and benefits payable in accordance herewith.

      Expenses. Section 3(e) of the Employment Agreement is hereby amended by this Section 4. In addition to the expenses referred to in Section 3(e) of the Employment Agreement, the Employer shall pay all legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by the Executive as they become due as a result of (i) the termination of the Employment Period or Executive's employment pursuant to this Agreement or the Employment Agreement (including all such fees and expenses, if any, incurred in contesting or disputing any such termination), (ii) the Executive seeking to obtain or enforce any right or benefit provided by this Agreement, the Employment Agreement or by any other plan or arrangement maintained by the Employer under which the Executive is or may be entitled to receive benefits or (iii) any action taken by the Employer against the Executive, unless and until such time that a final judgement has been rendered in favor of the Employer and all appeals related to any such action have been exhausted; provided however, that the circumstances set forth above occurred on or after a Change-in-Control.

      Additional Amount. Whether or not Section 3 is applicable, if in the opinion of tax counsel selected by the Executive and reasonably acceptable to the Employer, the Executive has or will receive any compensation or recognize any income (whether or not pursuant to this Agreement, the Employment Agreement or any plan or other arrangement of the Employer and whether or not the Employment Period or the Executive's employment with the Employer has terminated) which will constitute an "excess parachute payment" within the meaning of Section 280G(b)(1) of the Code (or for which a tax is otherwise payable under Section 4999 of the Code), then the Employer shall pay the Executive an additional amount (the "Additional Amount") equal to the sum of
(i) all taxes payable by the Executive under Section 4999 of the Code with respect to all such excess parachute payments and any such Additional Amount, plus (ii) all federal, state and local income taxes payable by Executive with respect to any such Additional Amount. Any amounts payable pursuant to this
Section 4 shall be paid by the Employer to the Executive within 30 days of each written request therefor made by the Executive.

      Income Tax Payment. Whether or not Section 3 is applicable, if (i) the Executive has or will receive any compensation or recognize any income (whether or not pursuant to this Agreement, the Employment Agreement or any plan or other arrangement of the Employer and whether or not the Employment Period or the Executive's employment with the Employer has terminated) in connection with a "Change-in-Control" (as that term may be interpreted in this Agreement, the Employment Agreement or any plan or other arrangement of the Employer), and (ii) such compensation or income represents non-cash compensation or income (including, without limitation, non-cash compensation or income attributable to the vesting or exercise of stock options and other awards (including restricted stock grants) under any stock option plan of the Employer), then the Employer shall pay the Executive in cash an amount (the "Income Tax Payment") equal to all federal, state and local income taxes payable by Executive with respect to such non-cash compensation or income. The Income Tax Payment shall be paid by the Employer to the Executive within 30 days of the written request therefor made by the Executive.

      Notices. Any notice required or permitted hereunder shall be in writing and shall be deemed sufficient when given by hand, by nationally recognized overnight courier or by express, registered or certified mail, postage prepaid, return receipt requested, and addressed to the Employer or Executive, as applicable, at the address indicated above (or to such other address as may be provided by notice).

      Miscellaneous. This Agreement (i) may not be assigned by Executive without the prior written consent of the Employer and (ii) may be assigned by the Employer and shall be binding upon, and inure to the benefit of, the Employer's successors and assigns. Headings herein are for convenience of reference only and shall not define, limit or interpret the contents hereof.

      Amendment. This Agreement may be amended, modified or supplemented by the mutual consent of the parties in writing, but no oral amendment, modification or supplement shall be effective.

      Severability. If a court of competent jurisdiction adjudicates any one or more of the provisions hereof as invalid, illegal or unenforceable in any respect, such provision(s) shall be ineffective only to the extent and duration of such invalidity, illegality or unenforceability and such invalidity, illegality or unenforceability shall not affect the remaining substance of such provision or any other provision of this Agreement and this Agreement shall be construed as if such invalid, illegal or unenforceable provision had been limited or modified (consistent with its general intent) to the extent necessary so that it shall be valid, legal and enforceable. If it shall not be possible to so limit or modify such invalid, illegal or unenforceable provision, this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein, and the parties will use their best efforts to substitute a valid, legal and enforceable provision which, insofar as practicable, implements the purpose and intent of the provision originally contained herein.

      Governing Law. This Agreement shall be construed and governed by the laws of the State of New York.

      IN WITNESS WHEREOF, this Agreement is entered into as of the date and year first above written.


						RECKSON ASSOCIATES REALTY CORP.



                                    By:    /s/ Michael Maturo
                                           -----------------------
                                       Name:  Michael Maturo
	                                 Title: Executive Vice President


                                    By:    /s/ Scott Rechler
                                           -----------------------
                                           Scott Rechler

                                EXHIBIT 10.26

                             SEVERANCE AGREEMENT


      SEVERANCE AGREEMENT, dated as of the 25th day of February, 1998 (the "Agreement") by and between Mitchell D. Rechler (the "Executive"), and Reckson Associates Realty Corp., a Maryland corporation with a principal place of business at 225 Broadhollow Road, Melville, New York 11747 (the "Employer").

      Terms used in this Agreement with the initial letter capitalized shall, unless otherwise defined herein, have the meanings specified in the Employment and Noncompetition Agreement, dated June 2, 1995, between the Employer and the Executive and in any amendment to or restatement of such agreement (the "Employment Agreement").

                           W I T N E S S E T H :

      WHEREAS, Executive and Employer have previously entered into the Employment Agreement; and

     WHEREAS, the Employer desires to continue to employ the Executive and the Executive desires to continue to be employed by the Employer.

     NOW THEREFORE, in consideration of the premises and subject to the terms and conditions set forth herein, the parties hereto agree as follows:

     Employment and Noncompetition Agreement. This Agreement is supplementary to and, except as explicitly set forth herein, does not limit or alter any of the terms and conditions established under the Employment Agreement.

      Term. The term and duration of this Agreement shall be identical to the term of the Employment Agreement, provided, however, that if a Change-in-Control shall occur during the Employment Period, the term of this Agreement, the Employment Agreement and the Employment Period shall continue in effect until the later of (i) the date on which the term of the Employment Agreement otherwise would have ended or (ii) the date which is thirty-six months beyond the end of the calendar year in which the Change-in-Control occurs. Section 1 of the Employment Agreement is hereby amended in accordance with the foregoing.

	Termination and Severance Payments. Sections 7(a), (b) and (c) of the Employment Agreement are hereby superseded in their entirety by this Section 3.


      At-Will Employment. Executive's employment pursuant to the Employment Agreement is "at will" and may be terminated by the Employer at any time with or without Good Reason, by a majority vote of all of the members of the Board of Directors of the Employer upon written notice to Executive, subject only to the severance provisions specifically set forth in this Section 3 and in Sections 7(d) through 7(h) of the Employment Agreement.

Termination by Executive. The Employment Period and Executive's employment under the Employment Agreement may be terminated effective immediately by Executive by written notice to the Board of Directors of the Employer (i) within 30 days of the occurrence of a failure of the Board of Directors of the Employer to elect Executive to offices with the same or substantially the same duties and responsibilities as set forth in Section 2 of the Employment Agreement, (ii) within 30 days of the occurrence of a material failure by the Employer to comply with the provisions of Section 3 of the Employment Agreement or a material breach by the Employer of any other provision of the Employment Agreement, or
(iii) at any time during the 30 day period beginning on the effective date of a Change in Control and the 30 day period beginning one year after the effective date of a Change-in-Control.

      Certain Benefits upon Termination by Executive. Except as specifically provided in this Section 3 or in Sections 7(d) through 7(h) of the Employment Agreement or as otherwise required by law, all compensation and benefits to Executive under the Employment Agreement shall terminate on the date of termination of the Employment Period. Notwithstanding the foregoing, if the Employment Period is terminated pursuant to Section 3(b) or if Executive's employment is terminated by the Employer other than for Good Reason, Executive shall be entitled to the following benefits:

	  The Employer shall pay the Executive (x) his or her full Base Salary though the date of termination at the rate in effect on such date, (y) compensation for accrued but unused vacation time, plus (z) a pro rata portion of the Executive's incentive compensation for the calendar year in which the event of termination occurs, assuming that the Executive would have received incentive compensation for such full calendar year equal to the product of (A) the Base Salary that would be payable to the Executive pursuant to subsection 3(a) of the Employment Agreement for such full calendar year and (B) the greater of (a) 1/2 or (b) a percentage equal to the percentage of the Executive's Base Salary for the immediately preceding fiscal year that was paid to the Executive as incentive compensation (including all cash and other incentive compensation, and including shares of Common Stock) for the immediately preceding fiscal year, expressed as a percentage (the greater of clauses (a) and (b) being herein referred to as the "Deemed Bonus Percentage");

      The Employer shall pay as severance to the Executive, not later than the tenth day following the date of termination, a lump sum severance payment (the "Severance Payment") equal to the aggregate of all compensation due to the Executive hereunder had his or her employment not been so terminated (without duplication of subsection 3(c)(i) above), including, without limitation, all incentive compensation which would have been due to the Executive pursuant to subsection 3(b) of the Employment Agreement, through the expiration of this Agreement (as such Agreement may continue in effect under Section 2 hereof in the event of a Change-in-Control) assuming that the Executive would have received incentive compensation for each calendar year through the expiration of this Agreement (as such Agreement may continue in effect under Section 2 hereof in the event of a Change-in-Control) equal to the product of (A) the Base Salary payable to the Executive pursuant to subsection 3(a) of the Employment Agreement for each such calendar year and (B) the Deemed Bonus Percentage; provided, however, that such Severance Payment shall not be payable to the Executive until (x) the Executive has executed and delivered to the Employer a general release in a form to be determined by the Employer in good faith, and (y) any applicable revocation period with respect to such release has expired. For purposes of determining Executive's annual compensation in the preceding sentence, compensation payable to the Executive by the Employer shall include every type and form of compensation includible in the Executive's gross income in respect of his or her employment by the Employer (including, without limitation, all income reported on an Internal Revenue Service Form W-2), compensation income recognized as a result of the Executive's exercise of stock options or sale of the stock so acquired and including, without limitation, any annual incentive compensation paid in cash or securities to such Executive;

      An amount equal to the Additional Amount pursuant to Section 5 below;

      For the remaining term of the Employment Agreement, Executive shall continue to receive all benefits described in Section 3 of the Employment Agreement existing on the date of termination and any other benefits then provided by Employer to Executive in addition to those described in Section 3 of the Employment Agreement, including, but not limited to, the life insurance coverage provided by Employer to Executive and the automobile provided by Employer to Executive and automobile insurance and maintenance in respect of such automobile. For purposes of the application of such benefits, Executive shall be treated as if he or she had remained in the employ of the Employer with a Base Salary at the rate in effect on the date of termination;

      For purposes of any stock option plan of the Employer, (x) any stock options or other awards (including restricted stock grants) of the Executive under such plan shall vest and become exercisable upon any such termination, and
(y) Executive shall be treated as if he or she had remained in the employ of the Employer for the remaining term of the Employment Agreement after the date of Executive's termination so that Executive shall be entitled to exercise any exercisable options or other rights;

      For purposes of any section 401(k) plan or other deferred compensation plan of the Employer, Executive shall be treated as if he or she had remained in the employ of the Employer for the remaining term of the Employment Agreement after the date of Executive's termination so that Executive may continue to receive all matching contributions as provided by the Employer in connection with such plan or any other contributions by Employer in connection with such plan as in effect immediately prior to such termination;

      The amount of any outstanding loans made by the Employer to the Executive to acquire shares of Common Stock or units of limited partnership interest in Reckson Operating Partnership, L.P., together with any interest accrued on any such loans, and any related "tax" loans made by the Employer to the Executive in respect of tax liabilities owing as the result of the forgiveness of such loans (including forgiveness pursuant to the terms of this Section 3(c)(vii)), together with any interest accrued on any such tax loans, shall be deemed forgiven and Executive shall have no further liability in respect thereof;

      If, in spite of the provisions above, any benefits or service credits under any benefit plan or program of the Employer may not be paid or provided under such plan or program to Executive, or to Executive's dependents, beneficiaries or estate, because Executive is no longer considered to be an employee of the Employer, the Employer shall pay or provide for payment of such benefits and service credits to Executive, or to Executive's dependents, beneficiaries or estate, for the remaining term of the Employment Agreement; and

      Nothing herein shall be deemed to obligate Executive to seek other employment in the event of any such termination and any amounts earned or benefits received from such other employment will not serve to reduce in any way the amounts and benefits payable in accordance herewith.

      Expenses. Section 3(e) of the Employment Agreement is hereby amended by this Section 4. In addition to the expenses referred to in Section 3(e) of the Employment Agreement, the Employer shall pay all legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by the Executive as they become due as a result of (i) the termination of the Employment Period or Executive's employment pursuant to this Agreement or the Employment Agreement (including all such fees and expenses, if any, incurred in contesting or disputing any such termination), (ii) the Executive seeking to obtain or enforce any right or benefit provided by this Agreement, the Employment Agreement or by any other plan or arrangement maintained by the Employer under which the Executive is or may be entitled to receive benefits or (iii) any action taken by the Employer against the Executive, unless and until such time that a final judgement has been rendered in favor of the Employer and all appeals related to any such action have been exhausted; provided however, that the circumstances set forth above occurred on or after a Change-in-Control.

      Additional Amount. Whether or not Section 3 is applicable, if in the opinion of tax counsel selected by the Executive and reasonably acceptable to the Employer, the Executive has or will receive any compensation or recognize any income (whether or not pursuant to this Agreement, the Employment Agreement or any plan or other arrangement of the Employer and whether or not the Employment Period or the Executive's employment with the Employer has terminated) which will constitute an "excess parachute payment" within the meaning of Section 280G(b)(1) of the Code (or for which a tax is otherwise payable under Section 4999 of the Code), then the Employer shall pay the Executive an additional amount (the "Additional Amount") equal to the sum of
(i) all taxes payable by the Executive under Section 4999 of the Code with respect to all such excess parachute payments and any such Additional Amount, plus (ii) all federal, state and local income taxes payable by Executive with respect to any such Additional Amount. Any amounts payable pursuant to this
Section 4 shall be paid by the Employer to the Executive within 30 days of each written request therefor made by the Executive.

      Income Tax Payment. Whether or not Section 3 is applicable, if (i) the Executive has or will receive any compensation or recognize any income (whether or not pursuant to this Agreement, the Employment Agreement or any plan or other arrangement of the Employer and whether or not the Employment Period or the Executive's employment with the Employer has terminated) in connection with a "Change-in-Control" (as that term may be interpreted in this Agreement, the Employment Agreement or any plan or other arrangement of the Employer), and (ii) such compensation or income represents non-cash compensation or income (including, without limitation, non-cash compensation or income attributable to the vesting or exercise of stock options and other awards (including restricted stock grants) under any stock option plan of the Employer), then the Employer shall pay the Executive in cash an amount (the "Income Tax Payment") equal to all federal, state and local income taxes payable by Executive with respect to such non-cash compensation or income. The Income Tax Payment shall be paid by the Employer to the Executive within 30 days of the written request therefor made by the Executive.

      Notices. Any notice required or permitted hereunder shall be in writing and shall be deemed sufficient when given by hand, by nationally recognized overnight courier or by express, registered or certified mail, postage prepaid, return receipt requested, and addressed to the Employer or Executive, as applicable, at the address indicated above (or to such other address as may be provided by notice).

      Miscellaneous. This Agreement (i) may not be assigned by Executive without the prior written consent of the Employer and (ii) may be assigned by the Employer and shall be binding upon, and inure to the benefit of, the Employer's successors and assigns. Headings herein are for convenience of reference only and shall not define, limit or interpret the contents hereof.

      Amendment. This Agreement may be amended, modified or supplemented by the mutual consent of the parties in writing, but no oral amendment, modification or supplement shall be effective.

      Severability. If a court of competent jurisdiction adjudicates any one or more of the provisions hereof as invalid, illegal or unenforceable in any respect, such provision(s) shall be ineffective only to the extent and duration of such invalidity, illegality or unenforceability and such invalidity, illegality or unenforceability shall not affect the remaining substance of such provision or any other provision of this Agreement and this Agreement shall be construed as if such invalid, illegal or unenforceable provision had been limited or modified (consistent with its general intent) to the extent necessary so that it shall be valid, legal and enforceable. If it shall not be possible to so limit or modify such invalid, illegal or unenforceable provision, this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein, and the parties will use their best efforts to substitute a valid, legal and enforceable provision which, insofar as practicable, implements the purpose and intent of the provision originally contained herein.

      Governing Law. This Agreement shall be construed and governed by the laws of the State of New York.

      IN WITNESS WHEREOF, this Agreement is entered into as of the date and year first above written.



						RECKSON ASSOCIATES REALTY CORP.



                                    By:    /s/ Scott Rechler
                                           -----------------------
                                        Name:  Scott Rechler
                                        Title: President


                                    By:    /s/ Mitchell D. Rechler
                                           -----------------------
                                           Mitchell D. Rechler

                                EXHIBIT 10.27

                             SEVERANCE AGREEMENT


      SEVERANCE AGREEMENT, dated as of the 25th day of February, 1998 (the "Agreement") by and between Gregg M. Rechler (the "Executive"), and Reckson Associates Realty Corp., a Maryland corporation with a principal place of business at 225 Broadhollow Road, Melville, New York 11747 (the "Employer").

      Terms used in this Agreement with the initial letter capitalized shall, unless otherwise defined herein, have the meanings specified in the Employment and Noncompetition Agreement, dated June 2, 1995, between the Employer and the Executive and in any amendment to or restatement of such agreement (the "Employment Agreement").

                            W I T N E S S E T H :

	WHEREAS, Executive and Employer have previously entered into the Employment Agreement; and

      WHEREAS, the Employer desires to continue to employ the Executive and the Executive desires to continue to be employed by the Employer.

      NOW THEREFORE, in consideration of the premises and subject to the terms and conditions set forth herein, the parties hereto agree as follows:

      Employment and Noncompetition Agreement. This Agreement is supplementary to and, except as explicitly set forth herein, does not limit or alter any of the terms and conditions established under the Employment Agreement.

      Term. The term and duration of this Agreement shall be identical to the term of the Employment Agreement, provided, however, that if a Change-in-Control shall occur during the Employment Period, the term of this Agreement, the Employment Agreement and the Employment Period shall continue in effect until the later of (i) the date on which the term of the Employment Agreement otherwise would have ended or (ii) the date which is thirty-six months beyond the end of the calendar year in which the Change-in-Control occurs. Section 1 of the Employment Agreement is hereby amended in accordance with the foregoing.

      Termination and Severance Payments. Sections 7(a), (b) and (c) of the Employment Agreement are hereby superseded in their entirety by this Section 3.


      At-Will Employment. Executive's employment pursuant to the Employment Agreement is "at will" and may be terminated by the Employer at any time with or without Good Reason, by a majority vote of all of the members of the Board of Directors of the Employer upon written notice to Executive, subject only to the severance provisions specifically set forth in this Section 3 and in Sections 7(d) through 7(h) of the Employment Agreement.

      Termination by Executive. The Employment Period and Executive's employment under the Employment Agreement may be terminated effective immediately by Executive by written notice to the Board of Directors of the Employer (i) within 30 days of the occurrence of a failure of the Board of Directors of the Employer to elect Executive to offices with the same or substantially the same duties and responsibilities as set forth in Section 2 of the Employment Agreement, (ii) within 30 days of the occurrence of a material failure by the Employer to comply with the provisions of Section 3 of the Employment Agreement or a material breach by the Employer of any other provision of the Employment Agreement, or (iii) at any time during the 30 day period beginning on the effective date of a Change in Control and the 30 day period beginning one year after the effective date of a Change-in-Control.

      Certain Benefits upon Termination by Executive. Except as specifically provided in this Section 3 or in Sections 7(d) through 7(h) of the Employment Agreement or as otherwise required by law, all compensation and benefits to Executive under the Employment Agreement shall terminate on the date of termination of the Employment Period. Notwithstanding the foregoing, if the Employment Period is terminated pursuant to Section 3(b) or if Executive's employment is terminated by the Employer other than for Good Reason, Executive shall be entitled to the following benefits:

      The Employer shall pay the Executive (x) his or her full Base Salary though the date of termination at the rate in effect on such date, (y) compensation for accrued but unused vacation time, plus (z) a pro rata portion of the Executive's incentive compensation for the calendar year in which the event of termination occurs, assuming that the Executive would have received incentive compensation for such full calendar year equal to the product of (A) the Base Salary that would be payable to the Executive pursuant to subsection 3(a) of the Employment Agreement for such full calendar year and (B) the greater of (a) 1/2 or (b) a percentage equal to the percentage of the Executive's Base Salary for the immediately preceding fiscal year that was paid to the Executive as incentive compensation (including all cash and other incentive compensation, and including shares of Common Stock) for the immediately preceding fiscal year, expressed as a percentage (the greater of clauses (a) and (b) being herein referred to as the "Deemed Bonus Percentage");

      The Employer shall pay as severance to the Executive, not later than the tenth day following the date of termination, a lump sum severance payment (the "Severance Payment") equal to the aggregate of all compensation due to the Executive hereunder had his or her employment not been so terminated (without duplication of subsection 3(c)(i) above), including, without limitation, all incentive compensation which would have been due to the Executive pursuant to subsection 3(b) of the Employment Agreement, through the expiration of this Agreement (as such Agreement may continue in effect under Section 2 hereof in the event of a Change-in-Control) assuming that the Executive would have received incentive compensation for each calendar year through the expiration of this Agreement (as such Agreement may continue in effect under Section 2 hereof in the event of a Change-in-Control) equal to the product of (A) the Base Salary payable to the Executive pursuant to subsection 3(a) of the Employment Agreement for each such calendar year and (B) the Deemed Bonus Percentage; provided, however, that such Severance Payment shall not be payable to the Executive until (x) the Executive has executed and delivered to the Employer a general release in a form to be determined by the Employer in good faith, and (y) any applicable revocation period with respect to such release has expired. For purposes of determining Executive's annual compensation in the preceding sentence, compensation payable to the Executive by the Employer shall include every type and form of compensation includible in the Executive's gross income in respect of his or her employment by the Employer (including, without limitation, all income reported on an Internal Revenue Service Form W-2), compensation income recognized as a result of the Executive's exercise of stock options or sale of the stock so acquired and including, without limitation, any annual incentive compensation paid in cash or securities to such Executive;

      An amount equal to the Additional Amount pursuant to Section 5 below;

      For the remaining term of the Employment Agreement, Executive shall continue to receive all benefits described in Section 3 of the Employment Agreement existing on the date of termination and any other benefits then provided by Employer to Executive in addition to those described in Section 3 of the Employment Agreement, including, but not limited to, the life insurance coverage provided by Employer to Executive and the automobile provided by Employer to Executive and automobile insurance and maintenance in respect of such automobile. For purposes of the application of such benefits, Executive shall be treated as if he or she had remained in the employ of the Employer with a Base Salary at the rate in effect on the date of termination;

      For purposes of any stock option plan of the Employer, (x) any stock options or other awards (including restricted stock grants) of the Executive under such plan shall vest and become exercisable upon any such termination, and (y) Executive shall be treated as if he or she had remained in the employ of the Employer for the remaining term of the Employment Agreement after the date of Executive's termination so that Executive shall be entitled to exercise any exercisable options or other rights;

      For purposes of any section 401(k) plan or other deferred compensation plan of the Employer, Executive shall be treated as if he or she had remained in the employ of the Employer for the remaining term of the Employment Agreement after the date of Executive's termination so that Executive may continue to receive all matching contributions as provided by the Employer in connection with such plan or any other contributions by Employer in connection with such plan as in effect immediately prior to such termination;

      The amount of any outstanding loans made by the Employer to the Executive to acquire shares of Common Stock or units of limited partnership interest in Reckson Operating Partnership, L.P., together with any interest accrued on any such loans, and any related "tax" loans made by the Employer to the Executive in respect of tax liabilities owing as the result of the forgiveness of such loans (including forgiveness pursuant to the terms of this Section 3(c)(vii)), together with any interest accrued on any such tax loans, shall be deemed forgiven and Executive shall have no further liability in respect thereof;

      If, in spite of the provisions above, any benefits or service credits under any benefit plan or program of the Employer may not be paid or provided under such plan or program to Executive, or to Executive's dependents, beneficiaries or estate, because Executive is no longer considered to be an employee of the Employer, the Employer shall pay or provide for payment of such benefits and service credits to Executive, or to Executive's dependents, beneficiaries or estate, for the remaining term of the Employment Agreement; and

      Nothing herein shall be deemed to obligate Executive to seek other employment in the event of any such termination and any amounts earned or benefits received from such other employment will not serve to reduce in any way the amounts and benefits payable in accordance herewith.

      Expenses. Section 3(e) of the Employment Agreement is hereby amended by this Section 4. In addition to the expenses referred to in Section 3(e) of the Employment Agreement, the Employer shall pay all legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by the Executive as they become due as a result of (i) the termination of the Employment Period or Executive's employment pursuant to this Agreement or the Employment Agreement (including all such fees and expenses, if any, incurred in contesting or disputing any such termination), (ii) the Executive seeking to obtain or enforce any right or benefit provided by this Agreement, the Employment Agreement or by any other plan or arrangement maintained by the Employer under which the Executive is or may be entitled to receive benefits or (iii) any action taken by the Employer against the Executive, unless and until such time that a final judgement has been rendered in favor of the Employer and all appeals related to any such action have been exhausted; provided however, that the circumstances set forth above occurred on or after a Change-in-Control.

      Additional Amount. Whether or not Section 3 is applicable, if in the opinion of tax counsel selected by the Executive and reasonably acceptable to the Employer, the Executive has or will receive any compensation or recognize any income (whether or not pursuant to this Agreement, the Employment Agreement or any plan or other arrangement of the Employer and whether or not the Employment Period or the Executive's employment with the Employer has terminated) which will constitute an "excess parachute payment" within the meaning of Section 280G(b)(1) of the Code (or for which a tax is otherwise payable under Section 4999 of the Code), then the Employer shall pay the Executive an additional amount (the "Additional Amount") equal to the sum of (i) all taxes payable by the Executive under Section 4999 of the Code with respect to all such excess parachute payments and any such Additional Amount, plus (ii) all federal, state and local income taxes payable by Executive with respect to any such Additional Amount. Any amounts payable pursuant to this Section 4 shall be paid by the Employer to the Executive within 30 days of each written request therefor made by the Executive.

      Income Tax Payment. Whether or not Section 3 is applicable, if (i) the Executive has or will receive any compensation or recognize any income (whether or not pursuant to this Agreement, the Employment Agreement or any plan or other arrangement of the Employer and whether or not the Employment Period or the Executive's employment with the Employer has terminated) in connection with a "Change-in-Control" (as that term may be interpreted in this Agreement, the Employment Agreement or any plan or other arrangement of the Employer), and (ii) such compensation or income represents non-cash compensation or income (including, without limitation, non-cash compensation or income attributable to the vesting or exercise of stock options and other awards (including restricted stock grants) under any stock option plan of the Employer), then the Employer shall pay the Executive in cash an amount (the "Income Tax Payment") equal to all federal, state and local income taxes payable by Executive with respect to such non-cash compensation or income. The Income Tax Payment shall be paid by the Employer to the Executive within 30 days of the written request therefor made by the Executive.

      Notices. Any notice required or permitted hereunder shall be in writing and shall be deemed sufficient when given by hand, by nationally recognized overnight courier or by express, registered or certified mail, postage prepaid, return receipt requested, and addressed to the Employer or Executive, as applicable, at the address indicated above (or to such other address as may be provided by notice).

      Miscellaneous. This Agreement (i) may not be assigned by Executive without the prior written consent of the Employer and (ii) may be assigned by the Employer and shall be binding upon, and inure to the benefit of, the Employer's successors and assigns. Headings herein are for convenience of reference only and shall not define, limit or interpret the contents hereof.

      Amendment. This Agreement may be amended, modified or supplemented by the mutual consent of the parties in writing, but no oral amendment, modification or supplement shall be effective.

      Severability. If a court of competent jurisdiction adjudicates any one or more of the provisions hereof as invalid, illegal or unenforceable in any respect, such provision(s) shall be ineffective only to the extent and duration of such invalidity, illegality or unenforceability and such invalidity, illegality or unenforceability shall not affect the remaining substance of such provision or any other provision of this Agreement and this Agreement shall be construed as if such invalid, illegal or unenforceable provision had been limited or modified (consistent with its general intent) to the extent necessary so that it shall be valid, legal and enforceable. If it shall not be possible to so limit or modify such invalid, illegal or unenforceable provision, this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein, and the parties will use their best efforts to substitute a valid, legal and enforceable provision which, insofar as practicable, implements the purpose and intent of the provision originally contained herein.

      Governing Law. This Agreement shall be construed and governed by the laws of the State of New York.

      IN WITNESS WHEREOF, this Agreement is entered into as of the date and year first above written.



						RECKSON ASSOCIATES REALTY CORP.



                                    By:    /s/ Scott Rechler
                                           -----------------------
                                        Name:  Scott Rechler
                                        Title: President


                                    By:    /s/ Gregg M. Rechler
                                           -----------------------
                                           Gregg M. Rechler

                                EXHIBIT 10.28

                             SEVERANCE AGREEMENT


      SEVERANCE AGREEMENT, dated as of the 1st day of June, 1998 (the "Agreement") by and between Roger Rechler (the "Executive"), and Reckson Associates Realty Corp., a Maryland corporation with a principal place of business at 225 Broadhollow Road, Melville, New York 11747 (the "Employer").

      Terms used in this Agreement with the initial letter capitalized shall, unless otherwise defined herein, have the meanings specified in the Employment and Noncompetition Agreement, dated as of the date hereof, between the Employer and the Executive and in any amendment to or restatement of such agreement (the "Employment Agreement").

                           W I T N E S S E T H :

      WHEREAS, Executive and Employer have previously entered into the Employment Agreement; and

      WHEREAS, the Employer desires to continue to employ the Executive and the Executive desires to continue to be employed by the Employer.

      NOW THEREFORE, in consideration of the premises and subject to the terms and conditions set forth herein, the parties hereto agree as follows:

      Employment and Noncompetition Agreement. This Agreement is supplementary to and, except as explicitly set forth herein, does not limit or alter any of the terms and conditions established under the Employment Agreement.

      Term. The term and duration of this Agreement shall be identical to the term of the Employment Agreement, provided, however, that if a Change-in-Control shall occur during the Employment Period, the term of this Agreement, the Employment Agreement and the Employment Period shall continue in effect until the later of (i) the date on which the term of the Employment Agreement otherwise would have ended or (ii) the date which is thirty-six months beyond the end of the calendar year in which the Change-in-Control occurs.
Section 1 of the Employment Agreement is hereby amended in accordance with the foregoing.

      Termination and Severance Payments. Sections 7(a), (b) and (c) of the Employment Agreement are hereby superseded in their entirety by this Section 3.


      At-Will Employment. Executive's employment pursuant to the Employment Agreement is "at will" and may be terminated by the Employer at any time with or without Good Reason, by a majority vote of all of the members of the Board of Directors of the Employer upon written notice to Executive, subject only to the severance provisions specifically set forth in this Section 3 and in Sections 7(d) through 7(h) of the Employment Agreement.

      Termination by Executive. The Employment Period and Executive's employment under the Employment Agreement may be terminated effective immediately by Executive by written notice to the Board of Directors of the Employer (i) within 30 days of the occurrence of a failure of the Board of Directors of the Employer to elect Executive to offices with the same or substantially the same duties and responsibilities as set forth in Section 2 of the Employment Agreement, (ii) within 30 days of the occurrence of a material failure by the Employer to comply with the provisions of Section 3 of the Employment Agreement or a material breach by the Employer of any other provision of the Employment Agreement, or (iii) at any time during the 30 day period beginning on the effective date of a Change in Control and the 30 day period beginning one year after the effective date of a Change-in-Control.

      Certain Benefits upon Termination by Executive. Except as specifically provided in this Section 3 or in Sections 7(d) through 7(h) of the Employment Agreement or as otherwise required by law, all compensation and benefits to Executive under the Employment Agreement shall terminate on the date of termination of the Employment Period. Notwithstanding the foregoing, if the Employment Period is terminated pursuant to Section 3(b) or if Executive's employment is terminated by the Employer other than for Good Reason, Executive shall be entitled to the following benefits:

      The Employer shall pay the Executive (x) his or her full Base Salary though the date of termination at the rate in effect on such date, (y) compensation for accrued but unused vacation time, plus (z) a pro rata portion of the Executive's incentive compensation for the calendar year in which the event of termination occurs, assuming that the Executive would have received incentive compensation for such full calendar year equal to the product of (A) the Base Salary that would be payable to the Executive pursuant to subsection 3(a) of the Employment Agreement for such full calendar year and (B) the greater of (a) 1/2 or (b) a percentage equal to the percentage of the Executive's Base Salary for the immediately preceding fiscal year that was paid to the Executive as incentive compensation (including all cash and other incentive compensation, and including shares of Common Stock) for the immediately preceding fiscal year, expressed as a percentage (the greater of clauses (a) and (b) being herein referred to as the "Deemed Bonus Percentage");

      The Employer shall pay as severance to the Executive, not later than the tenth day following the date of termination, a lump sum severance payment (the "Severance Payment") equal to the aggregate of all compensation due to the Executive hereunder had his or her employment not been so terminated (without duplication of subsection 3(c)(i) above), including, without limitation, all incentive compensation which would have been due to the Executive pursuant to subsection 3(b) of the Employment Agreement, through the expiration of this Agreement (as such Agreement may continue in effect under Section 2 hereof in the event of a Change-in-Control) assuming that the Executive would have received incentive compensation for each calendar year through the expiration of this Agreement (as such Agreement may continue in effect under Section 2 hereof in the event of a Change-in-Control) equal to the product of (A) the Base Salary payable to the Executive pursuant to subsection 3(a) of the Employment Agreement for each such calendar year and (B) the Deemed Bonus Percentage; provided, however, that such Severance Payment shall not be payable to the Executive until (x) the Executive has executed and delivered to the Employer a general release in a form to be determined by the Employer in good faith, and (y) any applicable revocation period with respect to such release has expired. For purposes of determining Executive's annual compensation in the preceding sentence, compensation payable to the Executive by the Employer shall include every type and form of compensation includible in the Executive's gross income in respect of his or her employment by the Employer (including, without limitation, all income reported on an Internal Revenue Service Form W-2), compensation income recognized as a result of the Executive's exercise of stock options or sale of the stock so acquired and including, without limitation, any annual incentive compensation paid in cash or securities to such Executive;

      An amount equal to the Additional Amount pursuant to Section 5 below;

  For the remaining term of the Employment Agreement, Executive shall continue to receive all benefits described in Section 3 of the Employment Agreement existing on the date of termination and any other benefits then provided by Employer to Executive in addition to those described in Section 3 of the Employment Agreement, including, but not limited to, the life insurance coverage provided by Employer to Executive and the automobile provided by Employer to Executive and automobile insurance and maintenance in respect of such automobile. For purposes of the application of such benefits, Executive shall be treated as if he or she had remained in the employ of the Employer with a Base Salary at the rate in effect on the date of termination;

      For purposes of any stock option plan of the Employer, (x) any stock options or other awards (including restricted stock grants) of the Executive under such plan shall vest and become exercisable upon any such termination, and
(y) Executive shall be treated as if he or she had remained in the employ of the Employer for the remaining term of the Employment Agreement after the date of Executive's termination so that Executive shall be entitled to exercise any exercisable options or other rights;

      For purposes of any section 401(k) plan or other deferred compensation plan of the Employer, Executive shall be treated as if he or she had remained in the employ of the Employer for the remaining term of the Employment Agreement after the date of Executive's termination so that Executive may continue to receive all matching contributions as provided by the Employer in connection with such plan or any other contributions by Employer in connection with such plan as in effect immediately prior to such termination;

      The amount of any outstanding loans made by the Employer to the Executive to acquire shares of Common Stock or units of limited partnership interest in Reckson Operating Partnership, L.P., together with any interest accrued on any such loans, and any related "tax" loans made by the Employer to the Executive in respect of tax liabilities owing as the result of the forgiveness of such loans (including forgiveness pursuant to the terms of this Section 3(c)(vii)), together with any interest accrued on any such tax loans, shall be deemed forgiven and Executive shall have no further liability in respect thereof;

      If, in spite of the provisions above, any benefits or service credits under any benefit plan or program of the Employer may not be paid or provided under such plan or program to Executive, or to Executive's dependents, beneficiaries or estate, because Executive is no longer considered to be an employee of the Employer, the Employer shall pay or provide for payment of such benefits and service credits to Executive, or to Executive's dependents, beneficiaries or estate, for the remaining term of the Employment Agreement; and

      Nothing herein shall be deemed to obligate Executive to seek other employment in the event of any such termination and any amounts earned or benefits received from such other employment will not serve to reduce in any way the amounts and benefits payable in accordance herewith.

      Expenses. Section 3(e) of the Employment Agreement is hereby amended by this Section 4. In addition to the expenses referred to in Section 3(e) of the Employment Agreement, the Employer shall pay all legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by the Executive as they become due as a result of (i) the termination of the Employment Period or Executive's employment pursuant to this Agreement or the Employment Agreement (including all such fees and expenses, if any, incurred in contesting or disputing any such termination), (ii) the Executive seeking to obtain or enforce any right or benefit provided by this Agreement, the Employment Agreement or by any other plan or arrangement maintained by the Employer under which the Executive is or may be entitled to receive benefits or (iii) any action taken by the Employer against the Executive, unless and until such time that a final judgement has been rendered in favor of the Employer and all appeals related to any such action have been exhausted; provided however, that the circumstances set forth above occurred on or after a Change-in-Control.

      Additional Amount. Whether or not Section 3 is applicable, if in the opinion of tax counsel selected by the Executive and reasonably acceptable to the Employer, the Executive has or will receive any compensation or recognize any income (whether or not pursuant to this Agreement, the Employment Agreement or any plan or other arrangement of the Employer and whether or not the Employment Period or the Executive's employment with the Employer has terminated) which will constitute an "excess parachute payment" within the meaning of Section 280G(b)(1) of the Code (or for which a tax is otherwise payable under Section 4999 of the Code), then the Employer shall pay the Executive an additional amount (the "Additional Amount") equal to the sum of
(i) all taxes payable by the Executive under Section 4999 of the Code with respect to all such excess parachute payments and any such Additional Amount, plus (ii) all federal, state and local income taxes payable by Executive with respect to any such Additional Amount. Any amounts payable pursuant to this
Section 4 shall be paid by the Employer to the Executive within 30 days of each written request therefor made by the Executive.

      Income Tax Payment. Whether or not Section 3 is applicable, if (i) the Executive has or will receive any compensation or recognize any income (whether or not pursuant to this Agreement, the Employment Agreement or any plan or other arrangement of the Employer and whether or not the Employment Period or the Executive's employment with the Employer has terminated) in connection with a "Change-in-Control" (as that term may be interpreted in this Agreement, the Employment Agreement or any plan or other arrangement of the Employer), and (ii) such compensation or income represents non-cash compensation or income (including, without limitation, non-cash compensation or income attributable to the vesting or exercise of stock options and other awards (including restricted stock grants) under any stock option plan of the Employer), then the Employer shall pay the Executive in cash an amount (the "Income Tax Payment") equal to all federal, state and local income taxes payable by Executive with respect to such non-cash compensation or income. The Income Tax Payment shall be paid by the Employer to the Executive within 30 days of the written request therefor made by the Executive.

      Notices. Any notice required or permitted hereunder shall be in writing and shall be deemed sufficient when given by hand, by nationally recognized overnight courier or by express, registered or certified mail, postage prepaid, return receipt requested, and addressed to the Employer or Executive, as applicable, at the address indicated above (or to such other address as may be provided by notice).

      Miscellaneous. This Agreement (i) may not be assigned by Executive without the prior written consent of the Employer and (ii) may be assigned by the Employer and shall be binding upon, and inure to the benefit of, the Employer's successors and assigns. Headings herein are for convenience of reference only and shall not define, limit or interpret the contents hereof.

      Amendment. This Agreement may be amended, modified or supplemented by the mutual consent of the parties in writing, but no oral amendment, modification or supplement shall be effective.

      Severability. If a court of competent jurisdiction adjudicates any one or more of the provisions hereof as invalid, illegal or unenforceable in any respect, such provision(s) shall be ineffective only to the extent and duration of such invalidity, illegality or unenforceability and such invalidity, illegality or unenforceability shall not affect the remaining substance of such provision or any other provision of this Agreement and this Agreement shall be construed as if such invalid, illegal or unenforceable provision had been limited or modified (consistent with its general intent) to the extent necessary so that it shall be valid, legal and enforceable. If it shall not be possible to so limit or modify such invalid, illegal or unenforceable provision, this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein, and the parties will use their best efforts to substitute a valid, legal and enforceable provision which, insofar as practicable, implements the purpose and intent of the provision originally contained herein.

      Governing Law. This Agreement shall be construed and governed by the laws of the State of New York.

      IN WITNESS WHEREOF, this Agreement is entered into as of the date and year first above written.



						RECKSON ASSOCIATES REALTY CORP.



                                    By:    /s/ Scott Rechler
                                           -----------------------
                                       Name:  Scott Rechler
	                                 Title: President


                                    By:    /s/ Roger Rechler
                                           -----------------------
                                           Roger Rechler

                                EXHIBIT 10.29

                            SEVERANCE AGREEMENT

      SEVERANCE AGREEMENT, dated as of the 25th day of February, 1998 (the "Agreement") by and between Michael Maturo (the "Executive"), and Reckson Associates Realty Corp., a Maryland corporation with a principal place of business at 225 Broadhollow Road, Melville, New York 11747 (the "Employer"). Terms used in this Agreement with the initial letter capitalized shall, unless otherwise defined herein, have the meanings specified in the Employment and Noncompetition Agreement, dated June 15, 1995, between the Employer and the Executive and in any amendment to or restatement of such agreement (the "Employment Agreement").

                           W I T N E S S E T H :

      WHEREAS, Executive and Employer have previously entered into the Employment Agreement; and

      WHEREAS, the Employer desires to continue to employ the Executive and the Executive desires to continue to be employed by the Employer.

      NOW THEREFORE, in consideration of the premises and subject to the terms and conditions set forth herein, the parties hereto agree as follows:

1. Employment and Noncompetition Agreement. This Agreement is supplementary to and, except as explicitly set forth herein, does not limit or alter any of the terms and conditions established under the Employment Agreement.

2. Term. The term and duration of this Agreement shall be identical to the term of the Employment Agreement, provided, however, that if a Change-in-Control shall occur during the Employment Period, the term of this Agreement, the Employment Agreement and the Employment Period shall continue in effect until the later of (i) the date on which the term of the Employment Agreement otherwise would have ended or (ii) the date which is thirty-six months beyond the end of the calendar year in which the Change-in-Control occurs.
Section 1 of the Employment Agreement is hereby amended in accordance with the foregoing.

3. Termination and Severance Payments. Sections 7(a), (b) and (c) of the Employment Agreement are hereby superseded in their entirety by this Section 3.

      (a) At-Will Employment. Executive's employment pursuant to the Employment Agreement is "at will" and may be terminated by the Employer at any time with or without Good Reason, by a majority vote of all of the members of the Board of Directors of the Employer upon written notice to Executive, subject only to the severance provisions specifically set forth in this Section 3 and in Sections 7(d) through 7(h) of the Employment Agreement.

      (b) Termination by Executive. The Employment Period and Executive's employment under the Employment Agreement may be terminated effective immediately by Executive by written notice to the Board of Directors of the Employer (i) within 30 days of the occurrence of a failure of the Board of Directors of the Employer to elect Executive to offices with the same or substantially the same duties and responsibilities as set forth in Section 2 of the Employment Agreement, (ii) within 30 days of the occurrence of a material failure by the Employer to comply with the provisions of Section 3 of the Employment Agreement or a material breach by the Employer of any other provision of the Employment Agreement, or (iii) at any time during the 30 day period beginning on the effective date of a Change in Control and the 30 day period beginning one year after the effective date of a Change-in-Control.

      (c) Certain Benefits upon Termination by Executive. Except as specifically provided in this Section 3 or in Sections 7(d) through 7(h) of the Employment Agreement or as otherwise required by law, all compensation and benefits to Executive under the Employment Agreement shall terminate on the date of termination of the Employment Period. Notwithstanding the foregoing, if the Employment Period is terminated pursuant to Section 3(b) or if Executive's employment is terminated by the Employer other than for Good Reason, Executive shall be entitled to the following benefits:

 		(i)    The Employer shall pay the Executive (x) his or her full Base
Salary though the date of termination at the rate in effect on such date, (y)
compensation for accrued but unused vacation time, plus (z) a pro rata portion of the Executive's incentive compensation for the calendar year in which the event of termination occurs, assuming that the Executive would have received incentive compensation for such full calendar year equal to the product of (A)
the Base Salary that would be payable to the Executive pursuant to subsection
3(a) of the Employment Agreement for such full calendar year and (B) the greater of (a) 1/2 or (b) a percentage equal to the percentage of the Executive's Base
Salary for the immediately preceding fiscal year that was paid to the Executive as incentive compensation (including all cash and other incentive compensation, and including shares of Common Stock) for the immediately preceding fiscal year, expressed as a percentage (the greater of clauses (a) and (b) being herein referred to as the "Deemed Bonus Percentage");

            (ii) The Employer shall pay as severance to the Executive, not later than the tenth day following the date of termination, a lump sum severance payment (the "Severance Payment") equal to the aggregate of all compensation due to the Executive hereunder had his or her employment not been so terminated (without duplication of subsection 3(c)(i) above), including, without limitation, all incentive compensation which would have been due to the Executive pursuant to subsection 3(b) of the Employment Agreement, through the expiration of this Agreement (as such Agreement may continue in effect under Section 2 hereof in the event of a Change-in-Control) assuming that the Executive would have received incentive compensation for each calendar year through the expiration of this Agreement (as such Agreement may continue in effect under Section 2 hereof in the event of a Change-in-Control) equal to the product of (A) the Base Salary payable to the Executive pursuant to subsection 3(a) of the Employment Agreement for each such calendar year and (B) the Deemed Bonus Percentage; provided, however, that such Severance Payment shall not be payable to the Executive until (x) the Executive has executed and delivered to the Employer a general release in a form to be determined by the Employer in good faith, and (y) any applicable revocation period with respect to such release has expired. For purposes of determining Executive's annual compensation in the preceding sentence, compensation payable to the Executive by the Employer shall include every type and form of compensation includible in the Executive's gross income in respect of his or her employment by the Employer (including, without limitation, all income reported on an Internal Revenue Service Form W-2), compensation income recognized as a result of the Executive's exercise of stock options or sale of the stock so acquired and including, without limitation, any annual incentive compensation paid in cash or securities to such Executive;

            (iii) An amount equal to the Additional Amount pursuant to Section 5 below;

            (iv) For the remaining term of the Employment Agreement, Executive shall continue to receive all benefits described in Section 3 of the Employment Agreement existing on the date of termination and any other benefits then provided by Employer to Executive in addition to those described in Section 3 of the Employment Agreement, including, but not limited to, the life insurance coverage provided by Employer to Executive and the automobile provided by Employer to Executive and automobile insurance and maintenance in respect of such automobile. For purposes of the application of such benefits, Executive shall be treated as if he or she had remained in the employ of the Employer with a Base Salary at the rate in effect on the date of termination;

            (v) For purposes of any stock option plan of the Employer, (x) any stock options or other awards (including restricted stock grants) of the Executive under such plan shall vest and become exercisable upon any such termination, and (y) Executive shall be treated as if he or she had remained in the employ of the Employer for the remaining term of the Employment Agreement after the date of Executive's termination so that Executive shall be entitled to exercise any exercisable options or other rights;

            (vi) For purposes of any section 401(k) plan or other deferred compensation plan of the Employer, Executive shall be treated as if he or she had remained in the employ of the Employer for the remaining term of the Employment Agreement after the date of Executive's termination so that Executive may continue to receive all matching contributions as provided by the Employer in connection with such plan or any other contributions by Employer in connection with such plan as in effect immediately prior to such termination;


            (vii) The amount of any outstanding loans made by the Employer to the Executive to acquire shares of Common Stock or units of limited partnership interest in Reckson Operating Partnership, L.P., together with any interest accrued on any such loans, and any related "tax" loans made by the Employer to the Executive in respect of tax liabilities owing as the result of the forgiveness of such loans (including forgiveness pursuant to the terms of this Section 3(c)(vii)), together with any interest accrued on any such tax loans, shall be deemed forgiven and Executive shall have no further liability in respect thereof;

            (viii) If, in spite of the provisions above, any benefits or service credits under any benefit plan or program of the Employer may not be paid or provided under such plan or program to Executive, or to Executive's dependents, beneficiaries or estate, because Executive is no longer considered to be an employee of the Employer, the Employer shall pay or provide for payment of such benefits and service credits to Executive, or to Executive's dependents, beneficiaries or estate, for the remaining term of the Employment Agreement;
and

            (ix) Nothing herein shall be deemed to obligate Executive to seek other employment in the event of any such termination and any amounts earned or benefits received from such other employment will not serve to reduce in any way the amounts and benefits payable in accordance herewith.

4. Expenses. Section 3(e) of the Employment Agreement is hereby amended by this Section 4. In addition to the expenses referred to in Section 3(e) of the Employment Agreement, the Employer shall pay all legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by the Executive as they become due as a result of (i) the termination of the Employment Period or Executive's employment pursuant to this Agreement or the Employment Agreement (including all such fees and expenses, if any, incurred in contesting or disputing any such termination), (ii) the Executive seeking to obtain or enforce any right or benefit provided by this Agreement, the Employment Agreement or by any other plan or arrangement maintained by the Employer under which the Executive is or may be entitled to receive benefits or (iii) any action taken by the Employer against the Executive, unless and until such time that a final judgement has been rendered in favor of the Employer and all appeals related to any such action have been exhausted; provided however, that the circumstances set forth above occurred on or after a Change-in-Control.

5. Additional Amount. Whether or not Section 3 is applicable, if in the opinion of tax counsel selected by the Executive and reasonably acceptable to the Employer, the Executive has or will receive any compensation or recognize any income (whether or not pursuant to this Agreement, the Employment Agreement or any plan or other arrangement of the Employer and whether or not the Employment Period or the Executive's employment with the Employer has terminated) which will constitute an "excess parachute payment" within the meaning of Section 280G(b)(1) of the Code (or for which a tax is otherwise payable under Section 4999 of the Code), then the Employer shall pay the Executive an additional amount (the "Additional Amount") equal to the sum of
(i) all taxes payable by the Executive under Section 4999 of the Code with respect to all such excess parachute payments and any such Additional Amount, plus (ii) all federal, state and local income taxes payable by Executive with respect to any such Additional Amount. Any amounts payable pursuant to this
Section 4 shall be paid by the Employer to the Executive within 30 days of each written request therefor made by the Executive.

6. Income Tax Payment. Whether or not Section 3 is applicable, if (i) the Executive has or will receive any compensation or recognize any income (whether or not pursuant to this Agreement, the Employment Agreement or any plan or other arrangement of the Employer and whether or not the Employment Period or the Executive's employment with the Employer has terminated) in connection with a "Change-in-Control" (as that term may be interpreted in this Agreement, the Employment Agreement or any plan or other arrangement of the Employer), and (ii) such compensation or income represents non-cash compensation or income (including, without limitation, non-cash compensation or income attributable to the vesting or exercise of stock options and other awards (including restricted stock grants) under any stock option plan of the Employer), then the Employer shall pay the Executive in cash an amount (the "Income Tax Payment") equal to all federal, state and local income taxes payable by Executive with respect to such non-cash compensation or income. The Income Tax Payment shall be paid by the Employer to the Executive within 30 days of the written request therefor made by the Executive.

7. Notices. Any notice required or permitted hereunder shall be in writing and shall be deemed sufficient when given by hand, by nationally recognized overnight courier or by express, registered or certified mail, postage prepaid, return receipt requested, and addressed to the Employer or Executive, as applicable, at the address indicated above (or to such other address as may be provided by notice).

8. Miscellaneous. This Agreement (i) may not be assigned by Executive without the prior written consent of the Employer and (ii) may be assigned by the Employer and shall be binding upon, and inure to the benefit of, the Employer's successors and assigns. Headings herein are for convenience of reference only and shall not define, limit or interpret the contents hereof.

9. Amendment. This Agreement may be amended, modified or supplemented by the mutual consent of the parties in writing, but no oral amendment, modification or supplement shall be effective.

10. Severability. If a court of competent jurisdiction adjudicates any one or more of the provisions hereof as invalid, illegal or unenforceable in any respect, such provision(s) shall be ineffective only to the extent and duration of such invalidity, illegality or unenforceability and such invalidity, illegality or unenforceability shall not affect the remaining substance of such provision or any other provision of this Agreement and this Agreement shall be construed as if such invalid, illegal or unenforceable provision had been limited or modified (consistent with its general intent) to the extent necessary so that it shall be valid, legal and enforceable. If it shall not be possible to so limit or modify such invalid, illegal or unenforceable provision, this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein, and the parties will use their best efforts to substitute a valid, legal and enforceable provision which, insofar as practicable, implements the purpose and intent of the provision originally contained herein.

11. Governing Law. This Agreement shall be construed and governed by the laws of the State of New York.

      IN WITNESS WHEREOF, this Agreement is entered into as of the date and year first above written.

						RECKSON ASSOCIATES REALTY CORP.



                                    By:    /s/ Scott Rechler
                                           -----------------------
                                        Name:  Scott Rechler
                                        Title: President


                                    By:    /s/ Michael Maturo
                                           -----------------------
                                           Michael Maturo

                                EXHIBIT 10.35
                           INTERCOMPANY AGREEMENT

     THIS INTERCOMPANY AGREEMENT (the "Agreement") is made and entered into as of the 13th day of May, 1998, by and between Reckson Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), and Reckson Service Industries, Inc., a Delaware corporation ("RSI").

W I T N E S S E T H:

     WHEREAS, Reckson Associates Realty Corp., a Maryland corporation ("Reckson"), is the managing general partner of, and owns a supermajority interest in, the Operating Partnership;

     WHEREAS, the Operating Partnership has determined that it is precluded from pursuing, or is limited in the manner in which it pursues, various business opportunities due to the status of Reckson as a real estate investment trust ("REIT") under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code");

     WHEREAS, RSI has been formed primarily to provide various commercial services to the Operating Partnership and its tenants and other third parties and is expected to pursue real estate or real estate related investment opportunities through one or more real estate opportunity funds, including Reckson Strategic Venture Partners, LLC ("RSVP"), which may make or acquire real estate or real estate-related investments other than REIT-Qualified Investments (as hereinafter defined) and REIT-Qualified Investments that the Operating Partnership has decided not to pursue;

     WHEREAS, based upon management's knowledge of and relationships with the Operating Partnership's tenants, the parties hereto believe that RSI will be able to offer on competitive market terms a high quality level of services to the Operating Partnership and its tenants and other third parties, which services are currently provided by third parties in a more limited and fragmented manner or are not currently provided at all;

     WHEREAS, the Operating Partnership believes that RSI, particularly through RSVP or other real estate opportunity funds, may source attractive opportunities for REIT-Qualified Investments, which may be in sectors outside of the Operating Partnership's traditional markets; and

     WHEREAS, in light of the purposes for which RSI was formed, the Operating Partnership and RSI desire to enter into this Agreement in order to (i) reduce any potential conflict of interest by allocating to each party a right of first opportunity with respect to certain matters referred to herein and (ii) provide access to certain information for the benefit of the other party.

     NOW, THEREFORE, in consideration of the premises and mutual undertakings herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by each of the parties hereto, the undersigned parties hereby agree as follows:

     1. Definitions. Except as may be otherwise herein expressly provided, the following terms and phrases shall have the meanings as set forth below:

          (a) "Affiliate" means any entity in which a majority of the beneficial ownership interests are owned by another specified entity or by any entity controlled by, controlling or under common control with another specified entity.

          (b) "Master Lease Opportunity" means the opportunity to become the lessee under a "master" lease arrangement of a property owned or subsequently acquired by the Operating Partnership if the Operating Partnership, in its sole discretion, determines that, consistent with the status of Reckson as a REIT, the Operating Partnership is required to enter into such a "master" lease arrangement for such property and that RSI or an Affiliate of RSI is qualified to be the lessee based on experience in the industry and financial and legal qualifications.

          (c) "REIT Opportunity" means a direct or indirect opportunity to invest in (i) real estate, real estate mortgages, real estate derivatives, or entities that invest primarily in or have a substantial portion of their assets in the aforementioned types of assets, or (ii) any other investment which may be structured in a manner so as to be a REIT-Qualified Investment, as determined by the Operating Partnership in its sole discretion. The Operating Partnership shall have the right from time to time to provide written notice to RSI specifying certain more limited criteria for a REIT Opportunity. Any such written notice from the Operating Partnership may be modified or canceled by written notice given by the Operating Partnership at any time. The definition of REIT Opportunity shall be modified as appropriate from time to time in accordance with any such written notices sent by the Operating Partnership.

          (d) A "REIT-Qualified Investment" means an investment, the income from which would qualify under the 95% gross income test set forth in section 856(c)(2) of the Code, the ownership of which would not cause a REIT to violate the asset limitations set forth in section 856(c)(5) of the Code, and which otherwise meets the federal income tax requirements applicable to REITs.

          (e) "Service Provider Opportunity" means (i) the opportunity to provide to the Operating Partnership and its tenants and other third parties commercial services (other than customary services) utilized by lessees of real estate or (ii) a Master Lease Opportunity. RSI shall have the right from time to time to provide written notice to the Operating Partnership specifying more limited criteria for a Service Provider Opportunity. Any such written notice from RSI may be modified or canceled by written notice given by RSI at any time. The definition of Service Provider Opportunity shall be modified as appropriate from time to time in accordance with any such written notices sent by RSI.

     2. Operating Partnership Right of First Opportunity.

          (a) During the term of this Agreement, if RSI develops a REIT Opportunity, or if any REIT Opportunity otherwise becomes available to RSI, then, subject to the provisions of Section 2(b), RSI shall offer such REIT Opportunity first to the Operating Partnership. In the event that an Affiliate of RSI (including, but not limited to, RSVP) develops a REIT Opportunity, or if any REIT Opportunity otherwise becomes available to such Affiliate, then, subject to the provisions of Section 2(b), RSI shall (i) cause such Affiliate to offer such REIT Opportunity to the Operating Partnership in the form of joint venture with such Affiliate to the extent of RSI's interest therein and
(ii) to the extent that such joint venture has invested funds in excess of 25% of such Affiliate's total common equity in a particular real estate sector, cause such Affiliate to offer all subsequent REIT Opportunities in such sector directly to the Operating Partnership. The offer of a REIT Opportunity to the Operating Partnership shall be made by written notice (the "RSI Notice"), which RSI Notice shall contain a detailed description of the material terms and conditions of the REIT Opportunity developed by or made available to RSI or the applicable Affiliate, as the case may be, including, without limitation, any noncompetition provisions. The Operating Partnership shall have ten days (the "Ten-Day Period") from the date of receipt of the RSI Notice to notify RSI or the applicable Affiliate, as the case may be, in writing that it has accepted or rejected the REIT Opportunity. If the Operating Partnership does not respond by the end of the Ten-Day Period, the Operating Partnership shall be deemed to have rejected the REIT Opportunity. If the Operating Partnership accepts a REIT Opportunity, but subsequently decides not to pursue such opportunity, or for any other reason fails to consummate a REIT Opportunity, the Operating Partnership shall immediately provide written notice that it is no longer pursuing such REIT Opportunity to RSI or the applicable Affiliate, as the case may be.

          (b) If the Operating Partnership rejects a REIT Opportunity, or accepts a REIT Opportunity but thereafter provides, or is required by the provisions hereof to provide, written notice to RSI or the applicable Affiliate, as the case may be, that it is no longer pursuing such REIT Opportunity, RSI or such Affiliate, as the case may be, shall, for a period of six months or, to the extent that there are ongoing discussions relating thereto, a period of one year after the Operating Partnership Withdrawal Date (as hereinafter defined), be entitled to acquire the related REIT-Qualified Investment (i) on terms and conditions that are not materially more favorable to RSI or such Affiliate, as the case may be, than the terms and conditions set forth in the RSI Notice relating to such REIT Opportunity or (ii) if the Operating Partnership, at any time after the RSI Notice, negotiated different terms or conditions with respect to such REIT Opportunity, then on terms and conditions that are not materially more favorable than the terms and conditions negotiated by the Operating Partnership. If RSI or an Affiliate of RSI (including, but not limited to, RSVP) enters into a binding agreement to acquire a REIT-Qualified Investment within a six-month or one year period, as applicable, after the Operating Partnership Withdrawal Date and subsequently one or more additional REIT Opportunities in the same real estate sector become available to RSI or such Affiliate, as the case may be, then RSI or such Affiliate, as the case may be, shall be under no obligation to offer such REIT Opportunity to the Operating Partnership and RSI or such Affiliate, as the case may be, may immediately enter into a binding agreement to acquire such Qualified Investment. If RSI or such Affiliate, as the case may be, does not enter into a binding agreement to acquire such REIT-Qualified Investment within such six-month or one-year period, as applicable, or if the terms and conditions are materially more favorable to RSI than the terms and conditions set forth in the RSI Notice (or, if applicable, than the terms and conditions negotiated by the Operating Partnership subsequent to the RSI Notice), then RSI or such Affiliate, as the case may be, shall again be required to comply with the procedures set forth above in Section 2(a) if it desires to enter into a binding agreement to acquire such REIT-Qualified Investment. The Operating Partnership Withdrawal Date means any one of the following dates, as applicable: (i) the date that the Operating Partnership notifies RSI or the applicable Affiliate, as the case may be, that it has rejected the REIT Opportunity, (ii) if the Operating Partnership does not respond to RSI or the applicable Affiliate, as the case may be, regarding the REIT Opportunity, the expiration date of the Ten-Day Period, or (iii) if the Operating Partnership accepts the REIT Opportunity but subsequently ceases to pursue the opportunity, the earlier of (A) 30 days after the date on which the Operating Partnership ceases to pursue the REIT Opportunity or (B) the date of receipt by RSI or the applicable Affiliate, as the case may be, of written notice from the Operating Partnership that it is no longer pursuing the REIT Opportunity.

          (c) RSI agrees to use commercially reasonable efforts to assist the Operating Partnership in consummating any REIT Opportunity accepted by the Operating Partnership that was developed by, or otherwise became available to, RSI (including, without limitation, structuring such opportunity as a REIT-Qualified Investment) and RSI shall cause its Affiliates to do the same. Any expenses incurred that are directly related to structuring an investment as a REIT-Qualified Investment shall be borne solely by the Operating Partnership.

     3. RSI Access to Tenants; RSI Right of First Opportunity for Service Provider Opportunity.

          (a) During the term of this Agreement, the Operating Partnership shall provide RSI with access to its tenants so that RSI may offer services directly to such tenants, including, but not limited to, providing an updated listing of all of the tenants of the Operating Partnership on a semi-annual basis and the names of contacts at such tenants. The Operating Partnership will use commercially reasonable efforts to facilitate the solicitation of such tenants by RSI in respect of non-customary commercial services to be provided by them and, if the Operating Partnership develops a Service Provider Opportunity as a result of such efforts or otherwise, or if a Service Provider Opportunity otherwise becomes available to the Operating Partnership, the Operating Partnership shall offer such Service Provider Opportunity first to RSI. If the Operating Partnership accepts a REIT Opportunity presented to it by RSI or its Affiliates, then the Service Provider Opportunity in respect of such REIT Opportunity and any future investments by the Operating Partnership in the same real estate sector shall also be subject to the right of first opportunity provided for in this Section 3(a).

          The offer of a Service Provider Opportunity to RSI shall be made by written notice (the "Operating Partnership Notice"), which Operating Partnership Notice shall contain a detailed description of the material terms and conditions of the Service Provider Opportunity developed by or made available to the Operating Partnership. The Operating Partnership shall thereafter provide or cause to be provided promptly to RSI such additional information relating to the Service Provider Opportunity as RSI reasonably may request. For a period of 30 days after the date that the Operating Partnership delivers the Operating Partnership Notice, the Operating Partnership and RSI shall negotiate with each other on an exclusive basis with respect to such Service Provider Opportunity. RSI shall offer to provide services to the Operating Partnership in respect of a Service Provider Opportunity at market rates and on terms and conditions as attractive as the best available for comparable services in the market or (it being understood that RSI will provide market information on such services to the Operating Partnership during such 30-day period) those offered by RSI to third parties. If the Operating Partnership and RSI are unable to enter into a mutually satisfactory arrangement with respect to such Service Provider Opportunity within such 30-day period, or if RSI determines that it is not interested in pursuing such Service Provider Opportunity (in which event RSI shall provide written notice to the Operating Partnership promptly after such determination), then the Operating Partnership shall be entitled, for a period of six months or, to the extent that there are ongoing discussions relating thereto, one year after the expiration of such 30-day period, to enter into a binding agreement with respect to such Service Provider Opportunity with any party on terms and conditions that are not materially more favorable to the Operating Partnership than the terms and conditions last proposed in writing by the Operating Partnership to RSI. If the Operating Partnership does not enter into a binding agreement with respect to such Service Provider Opportunity within such six-month or one-year period, as applicable, or if the terms and conditions are more materially favorable to the Operating Partnership than the terms and conditions last proposed in writing by the Operating Partnership to RSI, the Operating Partnership shall again be required to comply with the procedures set forth above in this Section 3(a) if it desires to pursue such Service Provider Opportunity.

          (b) Notwithstanding anything to the contrary contained in this Agreement, (1) the Operating Partnership shall not be required to offer to RSI any Service Provider Opportunity in connection with a proposed acquisition involving a Master Lease Opportunity until a binding contract has been entered into with respect to such acquisition, and the consummation of any agreement between the Operating Partnership and RSI with respect to a Service Provider Opportunity shall be subject to the actual closing of such acquisition by the Operating Partnership, (2) the Operating Partnership shall have the right, in its sole discretion, to decide not to pursue, or to discontinue at any time pursuing, any investment opportunity, even if such opportunity, if pursued, would create a Service Provider Opportunity, and (3) the Operating Partnership shall have no obligation to offer any opportunity other than a Service Provider Opportunity to RSI.

          (c) The Operating Partnership agrees to use commercially reasonable efforts to assist RSI in structuring and consummating all dealings with outside parties in connection with any Service Provider Opportunity that was developed by, or otherwise became available to, the Operating Partnership. The Operating Partnership shall have the right, in its sole discretion, to structure any investment as a REIT- Qualified Investment, even if such structuring prevents the Operating Partnership from creating a Service Provider Opportunity for RSI.

     4. General Terms and Conditions for Rights of First Opportunity/ Notification Rights.

          (a) Unless waived or unless agreed to as part of an investment, each party shall bear its own expenses with respect to any opportunity to which this Agreement is applicable, and each party agrees that it shall not be entitled to any compensation from the other party with respect to any such opportunity

          (b) A party shall not be required to comply with the right of first opportunity and notification requirements set forth in this Agreement during any period in which the other party or any Affiliate of such other party is in default of this Agreement or any other agreement entered into by the parties hereto or any of their Affiliates, if such default is material and remains uncured for fifteen days after receipt of notice thereof.

          (c) The Operating Partnership shall not enter into any arrangement or agreement to provide any Service Provider Opportunity to any party other than RSI, and RSI shall not, and shall cause its Affiliates not to, enter into any arrangement or agreement to provide REIT Opportunities to any party other than the Operating Partnership, except, in each case, as permitted in this Agreement.

          (d) Any REIT Opportunity which is offered to and accepted by the Operating Partnership under this Agreement may be entered into by or on behalf of the Operating Partnership or by any designee which is an Affiliate of the Operating Partnership. Any Service Provider Opportunity which is offered to and accepted by RSI under this Agreement may be entered into by or on behalf of RSI or by any Affiliate of RSI.

          (e) All first opportunity and notification rights set forth in this Agreement shall be subordinated to any seller consent and confidentiality requirements. Accordingly, no party shall be required to comply with the first opportunity and notification rights set forth in this Agreement if such compliance would violate any seller consent or confidentiality requirements.

          (f) While it is the intention of the parties to align their businesses in accordance with the terms of this Agreement, each party shall act independently in its own best interests, and neither party shall be considered a partner or agent of the other party or to owe any fiduciary or other common law duty to the other party.

          (g) All provisions hereof requiring the giving of notice shall be satisfied through the giving of notice to the Board of Directors of Reckson or RSI, as the case may be, or a committee of such Board formed for the specific purpose of addressing matters covered in this Agreement.

     5. Services of Officers and Directors. It is acknowledged and agreed that the directors and executive officers of either party hereto may serve in similar capacities with the other party hereto.

     6. RSI Ownership Limitation. So long as this Agreement is in effect, the certificate of incorporation of RSI shall contain provisions to the effect that (i) no stockholder of RSI may own, or be deemed to own by virtue of the attribution provisions of Section 856(d)(5) of the Code, more than 9.9% of the aggregate number or value of the outstanding shares of RSI common stock ("Common Stock"), (ii) no stockholder of RSI may own more than 9.9% in value of all of the outstanding shares of capital stock of RSI, taking into account all classes of such capital stock outstanding, (iii) any shares of RSI stock owned or purported to be owned in violation of the foregoing restrictions shall automatically be transferred to a trust for the benefit of a charitable beneficiary and be subject to "Excess Stock" provisions similar to those contained in Article VII of the Articles of Amendment and Restatement of Reckson, and (iv) stockholders of RSI shall be required to disclose to RSI upon demand such information with respect to the ownership of RSI capital stock as the Company deems necessary to determine Reckson's compliance with the REIT provisions of the Code, provided that the ownership limitations described in clauses (i) and (ii) above shall be subject to exceptions so as to enable a stockholder (x) to acquire and own any Common Stock distributed by Reckson to its shareholders, (y) to acquire and own Common Stock in satisfaction of obligations under that certain standby agreement between RSI and RSI Standby LLC with respect to the purchase of Common Stock subject to certain subscription rights distributed by RSI to its shareholders that expire unexercised, and (z) to acquire and own employee stock options and Common Stock issued pursuant to the exercise of employee stock options. The board of directors of RSI shall not grant any waivers or exemptions from the foregoing limitations without the consent of the board of directors of Reckson, which may be granted or withheld in Reckson's sole discretion. RSI shall request from its stockholders, pursuant to the provision described in clause (iv) above, such information as Reckson shall direct RSI to request, and RSI shall promptly advise Reckson of the responses it receives to such request.

     7. Specific Performance. Each party hereto hereby acknowledges that the obligations undertaken by it pursuant to this Agreement are unique and that the other party hereto would likely have no adequate remedy at law if such party shall fail to perform its obligations hereunder, and such party therefor confirms that the other party's right to specific performance of the terms of this Agreement is essential to protect the rights and interests of the other party. Accordingly, in addition to any other remedies that a party hereto may have at law or in equity, such party shall have the right to have all obligations, covenants, agreements and other provisions of this Agreement specifically performed by the other party hereto and the right to obtain a temporary restraining order or a temporary or permanent injunction to secure specific performance and to prevent a breach or threatened breach of this Agreement by the other party hereto. Each party submits to the jurisdiction of the courts of the State of Delaware for this purpose.

     8. Affiliates. Each party hereto shall cause all Affiliates under its control to comply with the terms hereof. Reckson, by its signature below, hereby agrees that it shall comply with the terms of this Agreement applicable to the Operating Partnership.

     9. Term. The term of this Agreement shall commence as of the date first written above and shall terminate on May 13, 2008. This Agreement may be extended at the option of either of the parties hereto for two additional five-year periods, upon notice given to the other party within six months of the expiration hereof. Notwithstanding the foregoing, a party hereto may terminate this Agreement if the other party or any Affiliate of such other party is in default of this Agreement or any other agreement entered into by the parties hereto or any of their Affiliates, if such default is material and remains uncured for fifteen days after receipt of notice thereof.

     10. Miscellaneous.

        (a) Notices. Notices shall be sent to the parties at the following addresses:

               Reckson Operating Partnership, L.P.
               225 Broadhollow Road
               Melville, NY  11747
               Facsimile:  516-756-1764
               Attention:  Jason M. Barnett, Esq.

               with a copy to:

               Edward F. Petrosky, Esq.
               Brown & Wood LLP
               One World Trade Center
               NY, NY  10048
               Facsimile:  212-839-5599

               Reckson Service Industries, Inc.
               225 Broadhollow Road
               Melville, NY  11747
               Facsimile: 516-756-1764
               Attention:  Scott H. Rechler

               with a copy to:

               Mitchell Rechler, Secretary


     Notices may be sent by certified mail, return receipt requested, Federal Express or comparable overnight delivery service, or facsimile. Notice will be deemed received on the fourth business day following deposit in U.S. mail and on the first business day following deposit with Federal Express or other delivery service, or transmission by facsimile. Any party to this Agreement may change its address for notice by giving written notice to the other party at the address and in accordance with the procedures provided above.

          (b) Reasonable and Necessary Restrictions. Each of the parties hereto hereby acknowledges and agrees that the restrictions, prohibitions and other provisions of this Agreement are reasonable, fair and equitable in scope, term and duration, are necessary to protect the legitimate business interests of the parties hereto and are a material inducement to the parties hereto to enter into the transactions described in and contemplated by the recitals hereto. Each party hereto covenants that it will not sue to challenge the enforceability of this Agreement or raise any equitable defense to its enforcement.

          (c) Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and assigns. Except as otherwise permitted in this Agreement, this Agreement shall not be assigned without the express written consent of each of the parties hereto. Notwithstanding the foregoing, this Agreement may be assigned without the consent of any party hereto in connection with any merger, consolidation, reorganization or other combination of a party with or into another entity where the party is not the surviving entity.

          (d) Amendments; Waivers. No termination, cancellation, modification, amendment, deletion, addition or other change in this Agreement, or any provision hereof, or waiver of any right or remedy herein provided, shall be effective for any purpose unless such change or waiver is specifically set forth in a writing signed by the party or parties to be bound thereby. The waiver of any right or remedy with respect to any occurrence on one occasion shall not be deemed a waiver of such right or remedy with respect to such occurrence on any other occasion.

          (e) Choice of Law. This Agreement and the rights and obligations of the parties hereunder shall be governed by and construed in accordance with the laws of the State of New York, without regard to the principles of choice of law thereof.

          (f) Severability. In the event that one or more of the terms or provisions of this Agreement or the application thereof to any person(s) or in any circumstance(s) shall, for any reason and to any extent, be found by a court of competent jurisdiction to be invalid, illegal or unenforceable, such court shall have the power, and hereby is directed, to substitute for or limit such invalid term(s), provision(s) or application(s) and to enforce such substituted or limited terms or provisions, or the application thereof. Subject to the foregoing, the invalidity, illegality or enforceability of any one or more of the terms or provisions of this Agreement, as the same may be amended from time to time, shall not affect the validity, legality or enforceability of any other term or provision hereof.

          (g) Entire Agreement; No Third-Party Beneficiaries. This Agreement constitutes the entire agreement and supersedes all prior agreements, understandings, negotiations and discussions, whether written or oral, between the parties hereto with respect to the subject matter hereof, so that no such external or separate agreement relating to the subject matter of this Agreement shall have any effect or be binding, unless the same is referred to specifically in this Agreement or is executed by the parties after the date hereof. This Agreement is not intended to confer upon any other person any rights or remedies hereunder and shall not be enforceable by any party not a signatory to this Agreement.

          (h) Gender; Number. As the context requires, any word used herein in the singular shall extend to and include the plural, any word used in the plural shall extend to and include the singular and any word used in any gender or the neuter shall extend to and include each other gender or be neutral.

          (i) Headings. The headings of the sections hereof are inserted for convenience of reference only and are not intended to be a part of or affect the meaning or interpretation of this Agreement or of any term or provision hereof.

          (j) Counterparts. This Agreement may be executed in two or more counterparts, each of which together shall be deemed to be an original and all of which together shall be deemed to constitute one and the same agreement.

     IN WITNESS WHEREOF, each of the parties hereto has caused this Agreement to be duly executed by one of its duly authorized signatories as of the date first above written.

                                    RECKSON OPERATING PARTNERSHIP, L.P.

                                    By:  Reckson Associates Realty Corp.,
                                         its sole general partner

                                    By: /s/ Mitchell D. Rechler
                                       ------------------------------------
                                        Name:  Mitchell D. Rechler
                                        Title: Executive Vice President

                                    RECKSON SERVICE INDUSTRIES, INC.

                                    By: /s/ Scott Rechler
                                       ------------------------------------
                                        Name:  Scott Rechler
                                        Title: President

                                 EXHIBIT 10.36
                                CREDIT AGREEMENT

                                  dated as of

                                 June 15, 1998

                                    between

                       RECKSON SERVICE INDUSTRIES, INC.,

                                  as Borrower

                                      and

                      RECKSON OPERATING PARTNERSHIP, L.P.,

                                   as Lender

                                  relating to

                    RECKSON STRATEGIC VENTURE PARTNERS, LLC

                               Table of Contents

                                                                         Page

                                   ARTICLE I.

                                  DEFINITIONS

Section 1.1 Definitions....................................................1
        (a)      Terms Generally...........................................1
        (b)      Other Terms...............................................1

                                  ARTICLE II.
                         THE REVOLVING CREDIT FACILITY

Section 2.1 Commitment and Loans...........................................6
Section 2.2 Borrowing Procedure............................................6
Section 2.3 Termination and Reduction of Commitment........................6
Section 2.4 Repayment......................................................6
Section 2.5 Optional Prepayment............................................7

                                  ARTICLE III.
                               INTEREST AND FEES

Section 3.1 Interest Rate..................................................7
Section 3.2 Interest on Overdue Amounts....................................7
Section 3.3 Maximum Interest Rate..........................................8

                                  ARTICLE IV.
                            DISBURSEMENT AND PAYMENT

Section 4.1 Method and Time of Payments.....................................8
Section 4.2 Compensation for Losses.........................................9
Section 4.3 Withholding and Additional Costs................................9

       (a)    Withholding...................................................9
       (b)    Additional Costs.............................................10
       (c)    Certificate, Etc.............................................10

Section 4.4 Expenses; Indemnity............................................10
Section 4.5 Survival.......................................................11

                                   ARTICLE V.
                         REPRESENTATIONS AND WARRANTIES

Section 5.1 Representations and Warranties.................................11
       (a)    Good Standing and Power......................................11
       (b)    Authority....................................................11
       (c)    Authorizations...............................................12
       (d)    Binding Obligation...........................................12
       (e)    Litigation...................................................12
       (f)    No Conflicts.................................................12
       (g)    Taxes........................................................12
       (h)    Properties...................................................12
       (i)    Compliance with Laws and Charter Documents...................13
       (j)    No Material Adverse Effect...................................13
       (k)    Disclosure...................................................13

Section 5.2 Survival.......................................................13

                                  ARTICLE VI.
                              CONDITIONS PRECEDENT

Section 6.1 Conditions to the Availability of the Commitment...............13
       (a)    This Agreement...............................................13
       (b)    Certificate of Incorporation and By-Laws.....................13
       (c)    Representations and Warranties...............................14
       (d)    Other Documents..............................................14
       (e)    REIT Status of Reckson.......................................14
       (f)    Certain Loans Subject to Reckson's Approval..................14

Section 6.2 Conditions to All Loans........................................14
       (a)    Borrowing Request............................................14
       (b)    No Default...................................................14
       (c)    Debt-to-Equity Ratio.........................................14
       (d)    Representations and Warranties; Covenants....................14

Section 6.3 Satisfaction of Conditions Precedent...........................15

                                  ARTICLE VII.

                                   COVENANTS

Section 7.1 Affirmative Covenants..........................................15
       (a)    Financial Statements; Compliance Certificates................15
       (b)    Existence....................................................15
       (c)    Compliance with Law and Agreements...........................16
       (d)    Authorizations...............................................16
       (e)    Inspection...................................................16
       (f)    Maintenance of Records.......................................16
       (g)    Notice of Defaults and Adverse Developments..................16

Section 7.2 Negative Covenants.............................................16
       (a)    Mergers, Consolidations and Sales of Assets..................17
       (b)    Liens........................................................17
       (c)    Indebtedness.................................................17
       (d)    Dividends....................................................17
       (e)    Certain Amendments...........................................17

                                 ARTICLE VIII.
                               EVENTS OF DEFAULT

Section 8.1 Events of Default..............................................17

                                  ARTICLE IX.
                          EVIDENCE OF LOANS; TRANSFERS

Section 9.1 Evidence of Loans..............................................19

                                   ARTICLE X.

                                 MISCELLANEOUS

Section 10.1 Applicable Law................................................20
Section 10.2 Waiver of Jury................................................20
Section 10.3 Jurisdiction and Venue; Service of Process....................20
Section 10.4 Confidentiality...............................................21
Section 10.5 Amendments and Waivers........................................21
Section 10.6 Cumulative Rights; No Waiver..................................21
Section 10.7 Notices.......................................................21
Section 10.8 Certain Acknowledgments.......................................22
Section 10.9 Separability..................................................22
Section 10.10 Parties in Interest..........................................22
Section 10.11 Execution in Counterparts....................................22

          CREDIT AGREEMENT, dated as of June 15, 1998, between Reckson Service Industries, Inc., a Delaware corporation, and Reckson Operating Partnership, L.P., a Delaware limited partnership relating to Reckson Strategic Venture Partners, LLC ("RSVP").

                              W I T N E S S E T H:

          WHEREAS, the Borrower has requested the Lender to commit to lend to the Borrower up to $100 million on a revolving basis for investment in RSVP; and

          WHEREAS, the Lender is willing to make revolving credit loans on the terms and conditions provided herein;

          NOW, THEREFORE, the parties agree as follows:

                                  ARTICLE I.

                                  DEFINITIONS

     Section 1.1  Definitions.

     (a) Terms Generally. The definitions ascribed to terms in this Agreement apply equally to both the singular and plural forms of such terms. Whenever the context may require, any pronoun shall be deemed to include the corresponding masculine, feminine and neuter forms. The words "include", "includes" and "including" shall be interpreted as if followed by the phrase "without limitation". The phrase "individually or in the aggregate" shall be deemed general in scope and not to refer to any specific Section or clause of this Agreement. All references herein to Articles, Sections, Exhibits and Schedules shall be deemed references to Articles and Sections of, and Exhibits and Schedules to, this Agreement unless the context shall otherwise require. The table of contents, headings and captions herein shall not be given effect in interpreting or construing the provisions of this Agreement. Except as otherwise expressly provided herein, all references to "dollars" or "$" shall be deemed references to the lawful money of the United States of America.

     (b) Other Terms. The following terms have the meanings ascribed to them below or in the Sections of this Agreement indicated below:

          "Adjusted Indebtedness" means, with respect to the Borrower, the Borrower's Indebtedness determined without regard for any amounts described in clause (viii) of the definition of "Indebtedness."

          "Affiliate" means, with respect to any Person, any other Person that controls, is controlled by, or is under common control with, such Person.

          "Agreement" means this credit agreement, as it may be amended, modified or supplemented from time to time.

          "Available Commitment" means, on any day, an amount equal to (i) the Commitment on such day minus (ii) the aggregate outstanding principal amount of Loans on such day.

          "Borrower" means Reckson Service Industries, Inc., a Delaware corporation.

          "Borrowing Date" means, with respect to any Loan, the Business Day set forth in the relevant Borrowing Request as the date upon which the Borrower desires to borrow such Loan;

          "Borrowing Request" means a request by the Borrower for a Loan, which shall specify (i) the requested Borrowing Date and (ii) the aggregate amount of such Loan.

          "Business Day" means any day that is not a Saturday, Sunday or other day on which commercial banks in The City of New York are authorized by law to close.

          "Capital Lease Obligations" means, with respect to any Person, the obligation of such Person to pay rent or other amounts under any lease with respect to any property (whether real, personal or mixed) acquired or leased by such Person that is required to be accounted for as a liability on a consolidated balance sheet of such Person.

          "Commitment" means $100 million less (i) the amount of loans made by the Lender to the Borrower for the funding of investments made by RSVP prior to the spin-off distribution of shares of common stock of Borrower by Reckson and (ii) the amount of any investments made by the Lender in joint venture investments made with RSVP, and as such amount may be reduced from time to time pursuant to Section 2.3.

          "Commitment Termination Date" means the earlier to occur of (i) June 15, 2003 and (ii) the date, if any, on which the Commitment is terminated.

          "Confidential Information" means information delivered to the Lender by or on behalf of the Borrower in connection with the transactions contemplated by or otherwise pursuant to this Agreement that is confidential or proprietary in nature at the time it is so delivered or information obtained by the Lender in the course of its review of the books or records of the Borrower contemplated herein; provided that such term shall not include information W that was publicly known or otherwise known to the Lender prior to the time of such disclosure, (ii) that subsequently becomes publicly known through no act or omission by the Lender or any Person acting on the Lender's behalf, (iii) that otherwise becomes known to the Lender other than through disclosure by the Borrower or (iv) that constitutes financial information delivered to the Lender that is otherwise publicly available.

          "Default" means any event or circumstance which, with the giving of notice or the passage of time, or both, would be an Event of Default.

          "EBITDA" means for any fiscal period, the Consolidated Net Income or Consolidated Net Loss, as the case may be, for such fiscal period, after restoring thereto amounts deducted for (a) extraordinary losses (or deducting therefrom any amounts included therein on account of extraordinary gains) and special charges, (b) depreciation and amortization (including write-offs or write-downs) and special charges,
     (c) the amount of interest expense of the Borrower and its Subsidiaries, if any, determined on a consolidated basis in accordance with GAAP, for such period on the aggregate principal amount of their consolidated indebtedness, (d) the amount of tax expense of the Borrower and its Subsidiaries, if any, determined on a consolidated basis in accordance with GAAP, for such period and (e) the aggregate amount of fixed and contingent rentals payable by the Borrower and its Subsidiaries, if any, determined on a consolidated basis in accordance with GAAP, for such period with respect to leases of real and personal property.

          "Effective Date" has the meaning assigned to such term in Section
     6.1.

          "Event of Default" has the meaning assigned to such term in Section
     8.1.

          "GAAP" means generally accepted accounting principles, as set forth in the opinions and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board or in such other statements by such other entities as may be approved by a significant segment of the accounting profession of the United States of America.

          "Governmental Authority" means any nation or government, any state or other political subdivision thereof and any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

          "Guaranty" means, with respect to any Person, any obligation, contingent or otherwise, of such Person guaranteeing or having the economic effect of guaranteeing any Indebtedness of any other Person (the "primary obligor") in any manner, whether directly or indirectly, and including any obligation of such Person (i) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or to purchase (or to advance or supply funds for the purchase of) any security for the payment of such Indebtedness, (ii) to purchase property, securities or services for the purpose of assuring the holder of such Indebtedness of the payment of such Indebtedness or (iii) to maintain working capital, equity capital or the financial condition or liquidity of the primary obligor so as to enable the primary obligor to pay such Indebtedness. The term "Guaranteed" shall have the corresponding meaning.

          "Indebtedness" means, with respect to any Person, (i) all obligations of such Person for borrowed money or for the deferred purchase price of property or services (including all obligations, contingent or otherwise, of such Person in connection with letters of credit, bankers' acceptances, interest rate swap agreements, interest rate cap agreements or other similar instruments, including currency swaps) other than indebtedness to trade creditors and service providers incurred in the ordinary course of business and payable on usual and customary terms, (ii) all obligations of such Person evidenced by bonds, notes, debentures or other similar instruments, (iii) all indebtedness created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person (even though the remedies available to the seller or lender under such agreement are limited to repossession or sale of such property), (iv) all Capital Lease Obligations of such Person,
     (v) all obligations of the types described in clauses (i), (ii), (iii) or
     (iv) above secured by (or for which the obligee has an existing right, contingent or otherwise, to be secured by) any Lien upon or in any property (including accounts, contract rights and other intangibles) owned by such Person, even though such Person has not assumed or become liable for the payment of such Indebtedness, (vi) all preferred stock issued by such Person which is redeemable, prior to full satisfaction of the Borrower's obligations under this Agreement (including repayment in full of the Loans and all interest accrued thereon), other than at the option of such Person, valued at the greater of its voluntary or involuntary liquidation preference plus accrued and unpaid dividends, (vii) all Indebtedness of others Guaranteed by such Person and (viii) all Indebtedness of any partnership of which such Person is a general partner.

          "Indemnitee" has the meaning assigned to such term in Section 4.4(b).

          "Intercompany Agreement" means the intercompany agreement, dated as of the date hereof, by and between the Borrower and the Lender.

          "Interest Period" means, with respect to any Loan, each three-month period commencing on the date such Loan is made or at the end of the preceding Interest Period, as the case may be; provided, however, that:

               (i) any Interest Period that would otherwise end on a day that is not a Business Day shall be extended to the next Business Day, unless such Business Day falls in another calendar month, in which case such Interest Period shall end on the next preceding Business Day;

               (ii) any Interest Period that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall, subject to clause (iii) below, end on the last Business Day of a calendar month; and

               (iii) any Interest Period that would otherwise end after the Commitment Termination Date then in effect shall end on such Commitment Termination Date.

          "Lender" means Reckson Operating Partnership, L.P., a Delaware limited partnership.

          "Lien" means, with respect to any asset of a Person, (i) any mortgage, deed of trust, lien, pledge, encumbrance, charge or security interest in or on such asset, (ii) the interest of a vendor or lessor under any conditional sale agreement, capital lease or title retention agreement relating to such asset, and (iii) in the case of securities, any purchase option, call or similar right of any other Person with respect to such securities.

          "Loans" has the meaning assigned to such term in Section 2.1.

          "Material Adverse Effect" means any material and adverse effect on
     (i) the consolidated business, properties, condition (financial or otherwise) or operations, present or prospective, of the Borrower and its Subsidiaries, (ii) the ability of the Borrower timely to perform any of its material obligations, or of the Lender to exercise any remedy, under this Agreement or (iii) the legality, validity, binding nature or enforceability of this Agreement.

          "Net Assets" means, with respect to the Borrower, the greater of (i) the sum of the Borrower's paid-in capital and retained earnings or (ii) the excess of the Value of all of the Borrower's assets of any kind over the Borrower's Adjusted Indebtedness.

          "Permitted Liens" means, collectively, the following: (i) Liens expressly approved by the Lender, which approval shall not be unreasonably withheld; (ii) Liens imposed by any Governmental Authority for taxes, assessments or charges not yet due or that are being contested in good faith by appropriate proceedings and for which adequate reserves are being maintained (in accordance with GAAP); and (iii) Liens existing on the date hereof.

          "Person" means any individual, sole proprietorship, partnership, joint venture, trust, unincorporated organization, association, corporation, institution, public benefit corporation, entity or government (whether Federal, state, county, city, municipal or otherwise, including any instrumentality, division, agency, body or department thereof).

          "Prime Rate" means the prime rate (or if a range is given, the highest prime rate) listed under "Money Rates" in The Wall Street Journal for such date or, if The Wall Street Journal is not published on such date, then in The Wall Street Journal most recently published.

          "Reckson" means Reckson Associates Realty Corp., a Maryland corporation.

          "Responsible Officer" means the chief executive officer, president, chief financial officer, chief accounting officer, treasurer or any vice president, senior vice president or executive vice president of the General Partner.

          "RSI Facility Agreement" means the credit agreement dated the date hereof between Borrower and Lender in respect of the operations of Reckson Service Industries, Inc.

          "RSVP Platform" means a particular real estate market sector in which RSVP invests.

          "SEC" means the Securities and Exchange Commission (or any successor Governmental Authority).

          "Subsidiary" means, at any time and with respect to any Person, any other Person the shares of stock or other ownership interests of which having ordinary voting power to elect a majority of the board of directors or with respect to other matters of such Person are at the time owned, or the management or policies of which is otherwise at the time controlled, directly or indirectly through one or more intermediaries (including other Subsidiaries) or both, by such first Person. Unless otherwise qualified or the context indicates clearly to the contrary, all references to a "Subsidiary" or "Subsidiaries" in this Agreement refer to a Subsidiary or Subsidiaries of the Borrower.

          "Taxes" has the meaning assigned to such term in Section 4.3(a).

          "Value" means, with respect to any asset owned by the Borrower, the present value of the net cash flow reasonably projected by the Borrower to be received with respect to its ownership of such assets, discounted at an interest rate that the Borrower reasonably determines appropriate given the risks associated with such asset and such projected net cash flow, but in no event at an interest rate lower than 2% above the Prime Rate in effect at the time that the determination of Value is made.

                                  ARTICLE II.
                         THE REVOLVING CREDIT FACILITY

     Section 2.1 Commitment and Loans. Until the Commitment Termination Date, subject to the terms and conditions of this Agreement, the Lender agrees to make revolving credit loans (collectively, "Loans") in dollars to the Borrower in an aggregate principal amount at any one time outstanding not to exceed the Commitment.

     Section 2.2 Borrowing Procedure. In order to borrow a Loan, the Borrower shall give a Borrowing Request to the Lender, by telephone, telex or telecopy or in writing, not later than 10:30 A.M., New York time, on the third Business Day before the Borrowing Date (or such later time or date as the Lender may in its sole discretion permit). (If any Borrowing Request is made otherwise than in writing, Borrower shall promptly confirm such Borrowing Request in writing.) Subject to satisfaction, or waiver by the Lender, of each of the applicable conditions precedent contained in Article VI, on the Borrowing Date the Lender shall make available, in immediately available funds, to the Borrower the amount of the requested Loan.

     Section 2.3 Termination and Reduction of Commitment. The Borrower may terminate the Commitment, or reduce the amount thereof, by giving written notice to the Lender, not later than 5:00 P.M., New York time, on the fifth Business Day prior to the date of termination or reduction (or such later time or date as the Lender may in its sole discretion permit).

     Section 2.4 Repayment. Loans shall be repaid, together with all accrued and unpaid interest thereon, on the Commitment Termination Date.

     Section 2.5 Optional Prepayment. The Borrower may prepay Loans by giving notice (specifying the Loans to be prepaid in whole or in part, the principal amount thereof to be prepaid and the date of prepayment) to the Lender, by telephone, telex, telecopy or in writing not later than 12:00 noon, New York time, on the fourth Business Day preceding the proposed date of prepayment (or such later time or date as the Lender may in its sole discretion permit). (If any such prepayment notice is made otherwise than in writing, Borrower shall promptly confirm such notice in writing.) Each such prepayment shall be at the aggregate principal amount of the principal being prepaid, together with accrued interest on the principal being prepaid to the date of prepayment and the amounts required by Section 4.3. Subject to the terms and conditions of this Agreement, prepaid Loans may be reborrowed.

                                  ARTICLE III.
                               INTEREST AND FEES

     Section 3.1 Interest Rate. Each Loan shall bear interest from the date made until the date repaid, payable in arrears, with respect to Interest Periods of three months or less, on the last day of such Interest Period, and with respect to Interest Periods longer than three months, on the day which is three months after the commencement of such Interest Period and on the last day of such Interest Period, at a rate per annum equal to the greater of (i) the sum of (x) 2% and (y) the Prime Rate for the applicable Interest Period and
(ii) 12%. With respect to each Loan outstanding for one year or longer, such 12% rate shall increase to 12.48%, 12.98%, 13.50% and 14.04% as of the anniversary of the making of such Loan, for the second, third, fourth and fifth years that such Loan is outstanding, respectively. Notwithstanding the foregoing, if the amount of interest to be paid by the Borrower to the Lender exceeds the amount of EBITDA of the Borrower for the immediately preceding calendar quarter (ending the last day of September, December, March, or June), the Borrower shall not be obligated to repay the amount of interest in excess of EBITDA of the Borrower for such period. Any such amount of unpaid interest shall be added to principal and shall accrue interests thereon. Payments under the Notes shall be applied first to any fees, costs or expenses due under the Notes or hereunder, then to interest, and then to principal. Notwithstanding any other provision of this Agreement, all outstanding principal and interest of the Loan and all other amounts payable hereunder, if not sooner paid, shall be due and payable on the Commitment Termination Date.

     Section 3.2 Interest on Overdue Amounts. All overdue amounts (including principal, interest and fees) hereunder, and, during the continuance of any Event of Default that shall have occurred, each Loan, shall bear interest, payable on demand, at a rate per annum equal to the greater of (i) the sum of
(x) 3% and (y) Prime Rate for the applicable Interest Period and (ii) 13%. With respect to each Loan outstanding for one year or longer, such 13% rate shall increase to 13.48%, 13.98%, 14.50% and 15.04% as of the anniversary of the making of such Loan for the second, third, fourth and fifth years that such Loan is outstanding, respectively.

     Section 3.3 Maximum Interest Rate. (a) Nothing in this Agreement shall require the Borrower to pay interest at a rate exceeding the maximum rate permitted by applicable law. Neither this Section nor Section 10.1 is intended to limit the rate of interest payable for the account of the Lender to the maximum rate permitted by the laws of the State of New York (or any other applicable law) if a higher rate is permitted with respect to the Lender by supervening provisions of U.S. Federal law.

     (b) If the amount of interest payable for the account of the Lender on any interest payment date in respect of the immediately preceding interest computation period, computed pursuant to this Article III, would exceed the maximum amount permitted by applicable law to be charged by the Lender, the amount of interest payable for its account on such interest payment date shall automatically be reduced to such maximum permissible amount.

     (c) If the amount of interest payable for the account of the Lender in respect of any interest computation period is reduced pursuant to Section 3.3(b) and the amount of interest payable for its account in respect of any subsequent interest computation period would be less than the maximum amount permitted by law to be charged by the Lender, then the amount of interest payable for its account in respect of such subsequent interest computation period shall be automatically increased to such maximum permissible amount; provided that at no time shall the aggregate amount by which interest paid for the account of the Lender has been increased pursuant to this Section 3.3(c) exceed the aggregate amount by which interest paid for its account has theretofore been reduced pursuant to Section 3.3(b).

                                  ARTICLE IV.

                            DISBURSEMENT AND PAYMENT

     Section 4.1  Method and Time of Payments.

     (a) All payments by the Borrower hereunder shall be made without setoff or counterclaim to the Lender, for its account, in dollars and in immediately available funds to the account of the Lender theretofore designated in writing to the Borrower not later than 12:00 noon, New York time, on the date when due or, in the case of payments pursuant to Sections 4.3 and 4.4 or payments otherwise specified as payable upon demand, forthwith upon written demand therefor.

     (b) Whenever any payment from the Borrower shall be due on a day that is not a Business Day, the date of payment thereof shall be extended to the next succeeding Business Day. If the date for any payment of principal is extended by operation of law or otherwise, interest thereon shall be payable for such extended time.

     Section 4.2 Compensation for Losses. (a) If (i) the Borrower prepays Loans, (ii) the Borrower revokes any Borrowing Request or (iii) Loans (or portions thereof) shall become or be declared to be due prior to the scheduled maturity thereof, then the Borrower shall pay to the Lender an amount that will compensate the Lender for any loss (other than lost profit) or premium or penalty incurred by the Lender as a result of such prepayment, declaration or revocation in respect of funds obtained for the purpose of making or maintaining the Lender's Loans, or any portion thereof. Such compensation shall include an amount equal to the excess, if any, of (i) the amount of interest that would have accrued on the amount so paid or prepaid, or not borrowed, for the period from the date of such payment or prepayment or failure to borrow to the last day of such Interest Period (or, in the case of a failure to borrow, the Interest Period that would have commenced on the expected Borrowing Date) in each case at the applicable rate of interest for such Loan over (ii) the amount of interest (as reasonably determined by the Lender) that would have accrued on such amount were it on deposit for a comparable period with leading banks in the London interbank market.

     (b) If requested by the Borrower, in connection with a payment due pursuant to this Section 4.2, the Lender shall provide to the Borrower a certificate setting forth in reasonable detail the amount required to be paid by the Borrower to the Lender and the computations made by the Lender to determine such amount. In the absence of manifest error, such certificate shall be conclusive as to the amount required to be paid.

     Section 4.3  Withholding and Additional Costs.

     (a) Withholding. All payments under this Agreement (including payments of principal and interest) shall be payable to the Lender free and clear of any and all present and future taxes, levies, imposts, duties, deductions, withholdings, fees, liabilities and similar charges (collectively, "Taxes").
If any Taxes are required to be withheld or deducted from any amount payable under this Agreement, then the amount payable under this Agreement shall be increased to the amount which, after deduction from such increased amount of all Taxes required to be withheld or deducted therefrom, will yield to the Lender the amount stated to be payable under this Agreement. The Borrower shall also hold the Lender harmless and indemnify it for any stamp or other taxes with respect to the preparation, execution, delivery, recording, performance or enforcement of this Agreement (all of which shall be included within "Taxes") . If any of the Taxes specified in this Section 4.3(a) are paid by the Lender, the Borrower shall, upon demand of the Lender, promptly reimburse the Lender for such payments, together with any interest, penalties and expenses incurred in connection therewith. The Borrower shall deliver to the Lender certificates or other valid vouchers for all Taxes or other charges deducted from or paid with respect to payments made by the Borrower hereunder.

     (b) Additional Costs. Subject to Section 4.3(c), and without duplication of any amounts payable described in Section 4.2 or 4.3(a), if after the date hereof any change in any law or regulation or in the interpretation thereof by any court or administrative or Governmental Authority charged with the administration thereof or the enactment of any law or regulation shall either
(1) impose, modify or deem applicable any reserve, special deposit or similar requirement against the Lender's Commitment or Loans or (2) impose on the Lender any other condition regarding this Agreement, its Commitment or the Loans and the result of any event referred to in clause (1) or (2) shall be to increase the cost to the Lender of maintaining its Commitment or any Loans made by the Lender (which increase in cost shall be calculated in accordance with the Lender's reasonable averaging and attribution methods) by an amount which the Lender deems to be material, then, upon demand by the Lender, the Borrower shall pay to the Lender an amount equal to such increase in cost.

     (c) Certificate, Etc. If requested by the Borrower, in connection with any demand for payment pursuant to this Section 4.3, the Lender shall provide to the Borrower a certificate setting forth in reasonable detail the basis for such demand, the amount required to be paid by the Borrower to the Lender, the computations made by the Lender to determine such amount and satisfaction of the conditions set forth in the next sentence. Anything to the contrary herein notwithstanding, the Lender shall not have the right to demand any payment or compensation under this Section 4.3 (i) with respect to any period more than 180 days prior to the date it has made a demand pursuant to this Section 4.3, and (ii) to the extent that the Lender determines in good faith that the interest rate on the relevant Loans appropriately accounts for any increased cost or reduced rate of return. In the absence of manifest error, the certificate referred to above shall be conclusive as to the amount required to be paid.

     Section 4.4 Expenses; Indemnity. (a) The Borrower agrees: (i) to pay or reimburse the Lender for all reasonable out-of-pocket costs and expenses incurred in connection with the preparation and execution of, and any amendment, supplement or modification to, this Agreement and any other documents prepared in connection herewith or therewith, and the consummation of the transactions contemplated hereby and thereby, including, without limitation, the reasonable fees and disbursements of Brown & Wood LLP, counsel to the Lender; and (ii) to pay or reimburse the Lender for all reasonable costs and expenses incurred in connection with the enforcement or preservation of any rights under this Agreement and any such other documents, including, without limitation, the reasonable fees and disbursements of counsel to the Lender. The Borrower also agrees to indemnify the Lender against any transfer taxes, documentary taxes, assessments or charges made by any Governmental Authority by reason of the execution and delivery of this Agreement.

     (b) The Borrower agrees to indemnify the Lender and its directors, officers, partners, employees, agents and Affiliates (for purposes of this paragraph, each, an "Indemnitee") against, and to hold each Indemnitee harmless from, any and all claims, liabilities, damages, losses, costs, charges and expenses (including fees and expenses of counsel) incurred by or asserted against any Indemnitee arising out of, in any way connected with, or as a result of (i) the execution or delivery of this Agreement or any agreement or instrument contemplated by this Agreement, the performance by the parties thereto of their respective obligations under this Agreement or the consummation of the transactions and the other transactions contemplated by this Agreement, (ii) the use of the proceeds of the Loans or (iii) any claim, litigation, investigation or proceeding relating to any of the foregoing, whether or not any Indemnitee is a party thereto; provided that such indemnity shall not, as to any Indemnitee, be available to the extent that such losses, claims, damages, liabilities or related expenses are determined by a court of competent jurisdiction by final and nonappealable judgment to have resulted from the gross negligence or willful misconduct of such Indemnitee.

     (c) All amounts due under this Section 4.4 shall be payable in immediately available funds upon written demand therefor.

     Section 4.5 Survival. The provisions of Sections 4.2, 4.3 and 4.4 shall remain operative and in full force and effect regardless of the expiration of the term of this Agreement, the consummation of the transactions contemplated hereby, the repayment of any of the Loans, the reduction or termination of the Commitment, the invalidity or unenforceability of any term or provision of this Agreement, or any investigation made by or on behalf of the Lender.

                                  ARTICLE V.

                         REPRESENTATIONS AND WARRANTIES

     Section 5.1 Representations and Warranties. The Borrower represents and warrants to the Lender as follows:

     (a) Good Standing and Power. The Borrower and each Subsidiary is a limited partnership or corporation, duly organized and validly existing in good standing under the laws of the jurisdiction of its organization; each has the power to own its property and to carry on its business as now being conducted; and each is duly qualified to do business and is in good standing in each jurisdiction in which the character of the properties owned or leased by it therein or in which the transaction of its business makes such qualification necessary, except where the failure to be so qualified, or to be in good standing, individually or in the aggregate, could not reasonably be expected to have a Material Adverse Effect.

     (b) Authority. The Borrower has full power and authority to execute and deliver, and to incur and perform its obligations under, this Agreement, which has been duly authorized by all proper and necessary action. No consent or approval of limited partners is required as a condition to the validity or performance of, or the exercise by the Lender of any of its rights or remedies under, this Agreement.

     (c) Authorizations. All authorizations, consents, approvals, registrations, notices, exemptions and licenses with or from any Governmental Authority or other Person necessary for the execution, delivery and performance by the Borrower of, and the incurrence and performance of each of its obligations under, this Agreement, and the exercise by the Lender of its remedies under this Agreement have been effected or obtained and are in full force and effect.

     (d) Binding Obligation. This Agreement constitutes the valid and legally binding obligation of the Borrower enforceable in accordance with its terms, subject as to enforcement to bankruptcy, insolvency, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors' rights and to general equity principles.

     (e) Litigation. There are no proceedings or investigations now pending or, to the knowledge of the Borrower, threatened before any court or arbitrator or before or by any Governmental Authority which, individually or in the aggregate, if determined adversely to the interests of the Borrower or any Subsidiary, could reasonably be expected to have a Material Adverse Effect.

     (f) No Conflicts. There is no statute, regulation, rule, order or judgment, and no provision of any agreement or instrument binding upon the Borrower or any Subsidiary, or affecting their properties, and no provision of the certificate of limited partnership, certificate of incorporation, agreement of limited partnership or by-laws (or similar constitutive instruments) of the Borrower or any Subsidiary, that would prohibit, conflict with or in any way impair the execution or delivery of, or the incurrence or performance of any obligations of the Borrower under, this Agreement, or result in or require the creation or imposition of any Lien on property of the Borrower or any Subsidiary as a consequence of the execution, delivery and performance of this Agreement.

     (g) Taxes. The Borrower and the Subsidiaries each has filed or caused to be filed all tax returns that are required to be filed and paid all taxes that are required to be shown to be due and payable on said returns or on any assessment made against it or any of its property and all other taxes, assessments, fees, liabilities, penalties or other charges imposed on it or any of its property by any Governmental Authority, except for any taxes, assessments, fees, liabilities, penalties or other charges which are being contested in good faith and (unless the amount thereof is not material to the Borrower's consolidated financial condition) for which adequate reserves have been established in accordance with GAAP.

     (h) Properties. The Borrower and the Subsidiaries each has good and marketable title to, or valid leasehold interests in, all of its respective properties and assets. All such assets and properties are so owned or held free and clear of all Liens, except Permitted Liens.

     (i) Compliance with Laws and Charter Documents. Neither the Borrower nor any Subsidiary is, or as a result of performing any of its obligations under this Agreement will be, in violation of (a) any law, statute, rule, regulation or order of any Governmental Authority applicable to it or its properties or assets or (b) its certificate of limited partnership, certificate of incorporation, agreement of limited partnership, by-laws or any similar document.

     (j) No Material Adverse Effect. Since May 15, 1997, there has not occurred or arisen any event, condition or circumstance that, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect.

     (k) Disclosure. All information relating to the Borrower or its Subsidiaries delivered in writing to the Lender in connection with the negotiation, execution and delivery of this Agreement is true and complete in all material respects. There is no material fact of which the Borrower is aware which, individually or in the aggregate, would reasonably be expected adversely to influence the Lender's credit analysis relating to the Borrower and its Subsidiaries which has not been disclosed to the Lender in writing.

     Section 5.2 Survival. All representations and warranties made by the Borrower in this Agreement, and in the certificates or other instruments prepared or delivered in connection with or pursuant to this Agreement, shall be considered to have been relied upon by the Lender, (ii) survive the making of Loans regardless of any investigation made by, or on behalf of, the Lender and (iii) continue in full force and effect as long as the Commitment has not been terminated and, thereafter, so long as any Loan, fee or other amount payable under this Agreement remains unpaid.

                                  ARTICLE VI.

                              CONDITIONS PRECEDENT

     Section 6.1 Conditions to the Availability of the Commitment. The obligations of the Lender hereunder are subject to, and the Lender's Commitment shall not become available until the earliest date (the "Effective Date") on which each of the following conditions precedent shall have been satisfied or waived in writing by the Lender:

     (a) This Agreement. The Lender shall have received this Agreement duly executed and delivered by the Borrower.

     (b) Certificate of Incorporation and By-Laws. The Lender shall have received the following:

          (i) a copy of the Certificate of Incorporation of the Borrower, as in effect on the Effective Date, certified by the Secretary of State of Delaware, and a certificate from such Secretary of State as to the good standing of the Borrower, in each case as of a date reasonably close to the Effective Date; and

          (ii) a certificate of a Responsible Officer of the Borrower, dated the Effective Date, and stating that attached thereto is a true and complete copy of the By-Laws of the Borrower as in effect on such date.

     (c) Representations and Warranties. The representations and warranties contained in Section 5.1 shall be true and correct on the Effective Date, and the Lender shall have received a certificate, signed by a Responsible Officer of the Borrower, to that effect.

     (d) Other Documents. The Lender shall have received such other certificates, opinions and other documents as the Lender reasonably may require.

     (e) REIT Status of Reckson. The borrowing shall not, in the sole judgment of the Lender, endanger Reckson's status as a REIT.

     (f) Certain Loans Subject to Reckson's Approval. In respect of any Loan or Loans aggregating $25 million in a single RSVP Platform, Reckson shall have approved the Lender's making such Loan in its sole discretion.

     Section 6.2 Conditions to All Loans. The obligations of the Lender to make each Loan are subject to the conditions precedent that, on the date of each Loan and after giving effect thereto, each of the following conditions precedent shall have been satisfied, or waived in writing by the Lender:

          (a) Borrowing Request. The Lender shall have received a Borrowing Request in accordance with the terms of this Agreement.

     (b) No Default. No Default or Event of Default shall have occurred and be continuing, nor shall any Default or Event of Default occur as a result of the making of such Loan.

          (c) Debt-to-Equity Ratio. The Lender shall have received from the Borrower a certificate demonstrating that the ratio of the Borrower's Adjusted Indebtedness to the Borrower's Net Assets, taking into account the requested Loan and the assets, if any, to be acquired by the Borrower with the proceeds of such Loan, shall not exceed 4-to-1.

          (d) Representations and Warranties; Covenants . The representations and warranties contained in Section 5.1 shall have been true and correct when made and (except to the extent that any representation or warranty speaks as of a date certain) shall be true and correct on the Borrowing Date with the same effect as though such representations and warranties were made on such Borrowing Date; and the Borrower shall have complied with all of its covenants and agreements under this Agreement.

     Section 6.3 Satisfaction of Conditions Precedent. Each of (i) the delivery by the Borrower of a Borrowing Request (unless the Borrower notifies the Lender in writing to the contrary prior to the Borrowing Date) and (ii) the acceptance of the proceeds of a Loan shall be deemed to constitute a certification by the Borrower that, as of the Borrowing Date, each of the conditions precedent contained in Section 6.2 has been satisfied with respect to the Loan then being made.

                                 ARTICLE VII.

                                  COVENANTS

     Section 7.1 Affirmative Covenants. Until satisfaction in full of all the obligations of the Borrower under this Agreement and termination of the Commitment of the Lender hereunder, the Borrower will:

     (a)  Financial Statements; Compliance Certificates. Furnish to the Lender:

               (i) as soon as available, but in no event more than 60 days following the end of each of the first three quarters of each fiscal year, copies of the Borrower's Quarterly Report on Form 10-Q being filed with the SEC, which shall include a consolidated balance sheet and consolidated income statement of the Borrower and the Subsidiaries for such quarter;

               (ii) as soon as available, but in no event more than 120 days following the end of each fiscal year, a copy of the Borrower's Annual Report on Form 10-K being filed with the SEC, which shall include the consolidated financial statements of the Borrower and the Subsidiaries, together with a report thereon by Ernst & Young LLP (or another firm of independent certified public accountants reasonably satisfactory to the Lender), for such year;

               (iii) within five Business Days of any Responsible Officer of the Borrower obtaining knowledge of any Default or Event of Default, if such Default or Event of Default is then continuing, a certificate of a Responsible Officer of the Borrower stating that such certificate is a "Notice of Default" and setting forth the details thereof and the action which the Borrower is taking or proposes to take with respect thereto; and

               (iv) such additional information, reports or statements, regarding the business, financial condition or results of operations of the Borrower and its Subsidiaries, as the Lender from time to time may reasonably request.

          (b) Existence. Except as permitted by Section 7.2(a), maintain its existence in good standing and qualify and remain qualified to do business in each jurisdiction in which the character of the properties owned or leased by it therein or in which the transaction of its business is such that the failure to qualify, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect.

          (c) Compliance with Law and Agreements. Comply, and cause each Subsidiary to comply, with all applicable laws, ordinances, orders, rules, regulations and requirements of all Governmental Authorities and with all agreements except where the necessity of compliance therewith is contested in good faith by appropriate proceedings or where the failure to comply therewith, individually or in the aggregate, could not reasonably be expected to have a Material Adverse Effect.

          (d) Authorizations. Obtain, make and keep in full force and effect all authorizations from and registrations with Governmental Authorities required for the validity or enforceability of this Agreement.

          (e) Inspection. Permit, and cause each Subsidiary to permit, the Lender to have one or more of its officers and employees, or any other Person designated by the Lender, to visit and inspect any of the properties of the Borrower and the Subsidiaries and to examine the minute books, books of account and other records of the Borrower and the Subsidiaries, and to photocopy extracts from such minute books, books of account and other records, and to discuss its affairs, finances and accounts with its officers and with the Borrower's independent accountants, during normal business hours and at such other reasonable times, for the purpose of monitoring the Borrower's compliance with its obligations under this Agreement.

          (f) Maintenance of Records. Keep, and cause each Subsidiary to keep, proper books of record and account in which full, true and correct entries will be made of all dealings or transactions of or in relation to its business and affairs.

          (g) Notice of Defaults and Adverse Developments. Promptly notify the Lender upon the discovery by any Responsible officer of the occurrence of
     (i) any Default or Event of Default; (ii) any event, development or circumstance whereby the financial statements most recently furnished to the Lender fail in any material respect to present fairly, in accordance with GAAP, the financial condition and operating results of the Borrower and the Subsidiaries as of the date of such financial statements; (iii) any material litigation or proceedings that are instituted or threatened (to the knowledge of the Borrower) against the Borrower or any Subsidiary or any of their respective assets; (iv) any event, development or circumstance which, individually or in the aggregate, could reasonably be expected to result in an event of default (or, with the giving of notice or lapse of time or both, an event of default) under any Indebtedness and the amount thereof; and (v) any other development in the business or affairs of the Borrower or any Subsidiary if the effect thereof would reasonably be expected, individually or in the aggregate, to have a Material Adverse Effect; in each case describing the nature thereof and the action the Borrower proposes to take with respect thereto.

     Section 7.2 Negative Covenants. Until satisfaction in full of all the obligations of the Borrower under this Agreement and termination of the Commitment of the Lender hereunder, the Borrower will not:

     (a) Mergers, Consolidations and Sales of Assets. Wind up, liquidate or dissolve its affairs or enter into any merger, consolidation or share exchange, or convey, sell, lease or otherwise dispose of (or agree to do any of the foregoing at any future time), whether in one or a series of transactions, all or any substantial part of its assets, or permit any Subsidiary so to do, unless such transaction or series of transactions are expressly approved by the Lender, which approval shall not be unreasonably withheld.

     (b) Liens . Create, incur, assume or suffer to exist any Lien upon or with respect to any of its property or assets, whether now owned or hereafter acquired, or assign or otherwise convey any right to receive income, except Permitted Liens.

     (c) Indebtedness. Create, incur, issue, assume, guarantee or suffer to exist any Indebtedness, except:

          (i) Indebtedness to the Lender under this Agreement or under the RSI Facility Agreement,

          (ii) Non-recourse Indebtedness of the Borrower and any Subsidiary secured by mortgages, encumbrances or liens specifically permitted by
     Section 7.2(b), and

          (iii) Indebtedness expressly approved by the Lender in writing, which approval may be withheld in the Lender's sole discretion.

     (d) Dividends. Declare any dividends on any of its shares of capital stock unless such dividend or distribution is expressly approved in writing by the Lender.

     (e) Certain Amendments. Amend, modify or waive, or permit to be amended, modified or waived, any provision of its Certificate of Incorporation unless, within not less than 5 days prior to such amendment, modification or waiver (or such later time as the Lender may in its sole discretion permit), the Borrower shall have given the Lender notice thereof, including all relevant terms and conditions thereof, and the Lender shall have consented in writing thereto.

                                 ARTICLE VIII.

                               EVENTS OF DEFAULT

     Section 8.1 Events of Default. If one or more of the following events (each, an "Event of Default") shall occur:

     (a) The Borrower shall fail duly to pay any principal of any Loan when due, whether at maturity, by notice of intention to prepay or otherwise; or

     (b) The Borrower shall fail duly to pay any interest, fee or any other amount payable under this Agreement within two days after the same shall be due; or

     (c) Borrower shall fail duly to observe or perform any term, covenant, or agreement contained in Section 7.2; or

     (d) The Borrower shall fail duly to observe or perform any other term, covenant or agreement contained in this Agreement, and such failure shall have continued unremedied for a period of 30 days; or

     (e) Any representation or warranty made or deemed made by the Borrower in this Agreement, or any statement or representation made in any certificate, report or opinion delivered by or on behalf of the Borrower in connection with this Agreement, shall prove to have been false or misleading in any material respect when so made or deemed made; or

     (f) The Borrower shall fail to pay any Indebtedness (other than obligations here under) in an amount of $100,000 or more when due; or any such Indebtedness having an aggregate principal amount outstanding of $100,000 or more shall become or be declared to be due prior to the expressed maturity thereof; or

     (g) An involuntary case or other proceeding shall be commenced against the Borrower seeking liquidation, reorganization or other relief with respect to it or its debts under any applicable bankruptcy, insolvency, reorganization or similar law or seeking the appointment of a custodian, receiver, liquidator, assignee, trustee, sequestrator or similar official of it or any substantial part of its property, and such involuntary case or other proceeding shall remain undismissed and unstayed for a period of more than 60 days; or an order or decree approving or ordering any of the foregoing shall be entered and continued unstayed and in effect; or

     (h) The Borrower shall commence a voluntary case or proceeding under any applicable bankruptcy, insolvency, reorganization or similar law or any other case or proceeding to be adjudicated a bankrupt or insolvent, or any of them shall consent to the entry of a decree or order for relief in respect of the Borrower in an involuntary case or proceeding under any applicable bankruptcy, insolvency, reorganization or other similar law or to the commencement of any bankruptcy or insolvency case or proceeding against any of them, or any of them shall file a petition or answer or consent seeking reorganization or relief under any applicable law, or any of them shall consent to the filing of such petition or to the appointment of or taking possession by a custodian, receiver, liquidator, assignee, trustee, sequestrator or similar official of the Borrower or any substantial part of its property, or the Borrower shall make an assignment for the benefit of creditors, or the Borrower shall admit in writing its inability to pay its debts generally as they become due, or the Borrower shall take corporate action in furtherance of any such action;

     (i) One or more judgments against the Borrower or attachments against its property, which in the aggregate exceed $100,000, or the operation or result of which could be to interfere materially and adversely with the conduct of the business of the Borrower remain unpaid, unstayed on appeal, undischarged, unbonded, or undismissed for a period of more than 30 days; or

     (j) Any court or governmental or regulatory authority shall have enacted, issued, promulgated, enforced or entered any statute, rule, regulation, judgment, decree, injunction or other order (whether temporary, preliminary or permanent) which is in effect and which prohibits, enjoins or otherwise restricts, in a manner that, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect, any of the transactions contemplated under this Agreement; or

     (k) Any Event of Default shall occur and be continuing under the RSI Facility Agreement.

then, and at any time during the continuance of such Event of Default, the Lender may, by written notice to the Borrower, take either or both of the following actions, at the same or different times: (i) terminate forthwith the Commitment and (ii) declare any Loans then outstanding to be due, whereupon the principal of the Loans so declared to be due, together with accrued interest thereon and any unpaid amounts accrued under this Agreement, shall become forthwith due, without presentment, demand, protest or any other notice of any kind (all of which are hereby expressly waived by the Borrower); provided that, in the case of any Event of Default described in Section 8.1(g) or (h) occurring with respect to the Borrower, the Commitment shall automatically and immediately terminate and the principal of all Loans then outstanding, together with accrued interest thereon and any unpaid amounts accrued under this Agreement, shall automatically and immediately become due without presentment, demand, protest or any other notice of any kind (all of which are hereby expressly waived by the Borrower).

                                  ARTICLE IX.

                          EVIDENCE OF LOANS; TRANSFERS

     Section 9.1 Evidence of Loans. (a) The Lender shall maintain accounts evidencing the indebtedness of the Borrower to the Lender resulting from each Loan made by the Lender from time to time, including the amounts of principal and interest payable and paid to the Lender in respect of Loans.

         (b) The Lender's written records described above shall be available for inspection during ordinary business hours by the Borrower from time to time upon reasonable prior notice to the Lender.

         (c) The entries made in the Lender's written or electronic records and the foregoing accounts shall be prima facie evidence of the existence and amounts of the indebtedness of the Borrower therein recorded; provided, however, that the failure of the Lender to maintain any such account or such records, as applicable, or any error therein, shall not in any manner affect the validity or enforceability of any obligation of the Borrower to repay any Loan actually made by the Lender in accordance with the terms of this Agreement.

                                  ARTICLE X.

                                 MISCELLANEOUS

     Section 10.1 Applicable Law. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO CONTRACTS MADE AND TO BE PERFORMED ENTIRELY WITHIN SUCH STATE.

     Section 10.2 Waiver of Jury. THE BORROWER AND THE LENDER EACH HEREBY WAIVES TRIAL BY JURY IN ANY JUDICIAL PROCEEDING INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER (WHETHER SOUNDING IN TORT, CONTRACT OR OTHERWISE) IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH THIS AGREEMENT, OR THE RELATIONSHIPS ESTABLISHED HEREUNDER.

     Section 10.3 Jurisdiction and Venue; Service of Process. (a) The Borrower and the Lender each hereby irrevocably submits to the non-exclusive jurisdiction of any state or federal court in the Borough of Manhattan, The City of New York for the purpose of any suit, action, proceeding or judgment relating to or arising out of this Agreement and to the laying of venue in the Borough of Manhattan The City of New York. The Borrower and the Lender each hereby irrevocably waives, to the fullest extent permitted by applicable law, any objection to the laying of the venue of any such suit, action or proceeding brought in the aforesaid courts and hereby irrevocably waives any claim that any such suit, action or proceeding brought in any such court has been brought in an inconvenient forum.

     (b) Borrower agrees that service of process in any such action or proceeding may be effected by mailing a copy thereof by registered or certified mail (or any substantially similar form of mail), postage prepaid, to the Borrower at its address set forth in subsection 10.7 or at such other address of which the Lender shall have been notified pursuant thereto. The Borrower further agrees that nothing herein shall affect the right to effect service of process in any other manner permitted by law or shall limit the right to sue in any other jurisdiction; and

     (c) The Borrower waives, to the maximum extent not prohibited by law, any right it may have to claim or recover in any legal action or proceeding referred to in this subsection any special, exemplary, punitive or consequential damages.

     Section 10.4 Confidentiality. The Lender agrees (on behalf of itself and each of its Affiliates, partners, officers, employees and representatives) to use its best efforts to keep confidential, in accordance with their customary procedures for handling confidential information of this nature and in accordance with commercially reasonable business practices, any Confidential Information; provided that nothing herein shall limit the disclosure of any such information (i) to the extent required by statute, rule, regulation or judicial process, (ii) to counsel for the Lender, (iii) to auditors or accountants, (iv) by the Lender to an Affiliate thereof, or (v) in connection with any litigation relating to enforcement of this Agreement; provided further, that, unless specifically prohibited by applicable law or court order, the Lender shall, prior to disclosure thereof, notify the Borrower of any request for disclosure of any Confidential Information (x) by any Governmental Authority or representative thereof or (y) pursuant to legal process.

     Section 10.5 Amendments and Waivers. (a) Any provision of this Agreement may be amended, modified, supplemented or waived, but only by a written amendment or supplement, or written waiver, signed by the Borrower and the Lender.

     (b) Except to the extent expressly set forth therein, any waiver shall be effective only in the specific instance and for the specific purpose for which such waiver is given.

     Section 10.6 Cumulative Rights; No Waiver. Each and every right granted to the Lender hereunder or under any other document delivered in connection herewith, or allowed it by law or equity, shall be cumulative and not exclusive and may be exercised from time to time. No failure on the part of the Lender to exercise, and no delay in exercising, any right will operate as a waiver thereof, nor will any single or partial exercise by the Lender of any right preclude any other or future exercise thereof or the exercise of any other right.

     Section 10.7 Notices. Any communication, demand or notice to be given hereunder will be duly given when delivered in writing or by telecopy to a party at its address as indicated below or such other address as such party may specify in a notice to the other party hereto. A communication, demand or notice given pursuant to this Agreement shall be addressed:

          If to the Borrower, to:

                   Reckson Service Industries, Inc.
                   225 Broadhollow Road
                   Melville, New York  11747

                   Telecopy:          (516) 719-7400

                   Attention:         Chief Financial Officer

          If to the Lender, to:

                   Reckson Operating Partnership, L.P.
                   225 Broadhollow Road
                   Melville, New York  11747

                   Telecopy:          (516) 694-6900

                   Attention:         Chief Financial Officer

     This Section 10. 7 shall not apply to notices referred to in Article II of this Agreement, except to the extent set forth therein.

     Section 10.8 Certain Acknowledgments. The Borrower hereby confirms and acknowledges that (a) the Lender does not have any fiduciary or similar relationship to the Borrower by virtue of this Agreement and the transactions contemplated herein and that the relationship established by this Agreement between the Lender and the Borrower is solely that of creditor and debtor and
(b) no joint venture exists between the Borrower and the Lender by virtue of this Agreement and the transactions contemplated herein.

     Section 10.9 Separability. In case any one or more of the provisions contained in this Agreement shall be invalid, illegal or unenforceable in any respect under any law, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby.

     Section 10.10 Parties in Interest. This Agreement shall be binding upon and inure to the benefit of the Borrower and the Lender and their respective successors and assigns, except that the Borrower may not assign any of its rights hereunder without the prior written consent of the Lender, and any purported assignment by the Borrower without such consent shall be void.

     Section 10.11 Execution in Counterparts. This Agreement may be executed in any number of counterparts and by the different parties hereto on separate counterparts, each of which when so executed and delivered shall be an original, but all the counterparts shall together constitute one and the same instrument.

          IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the date first above written.

                                   RECKSON SERVICE INDUSTRIES, INC.,

                                   as Borrower

                                   By:  /s/ Scott Rechler
                                       ----------------------------------
                                      Name:  Scott Rechler
                                      Title: President

                                   RECKSON OPERATING PARTNERSHIP, L.P.,

                                   as Lender

                                   By: RECKSON ASSOCIATES REALTY CORP.,
                                       its general partner

                                   By:  /s/ Mitchell D. Rechler
                                       ----------------------------------
                                      Name:  Mitchell D. Rechler
                                      Title: Executive Vice President

                                 Exhibit 10.37

                                CREDIT AGREEMENT

                                  dated as of

                                 June 15, 1998

                                    between

                       RECKSON SERVICE INDUSTRIES, INC.,

                                  as Borrower

                                      and

                      RECKSON OPERATING PARTNERSHIP, L.P.,

                                   as Lender

                         relating to the operations of

                        RECKSON SERVICE INDUSTRIES, INC.

                               Table of Contents

                                                                         Page

                                   ARTICLE I.
                                  DEFINITIONS

Section 1.1 Definitions....................................................1
       (a)    Terms Generally..............................................1
       (b)    Other Terms..................................................1

                                  ARTICLE II.
                         THE REVOLVING CREDIT FACILITY

Section 2.1 Commitment and Loans............................................6
Section 2.2 Borrowing Procedure.............................................6
Section 2.3 Termination and Reduction of Commitment.........................6
Section 2.4 Repayment.......................................................6
Section 2.5 Optional Prepayment.............................................7

                                  ARTICLE III.
                               INTEREST AND FEES

Section 3.1 Interest Rate....................................................7
Section 3.2 Interest on Overdue Amounts......................................7
Section 3.3 Maximum Interest Rate............................................7
Section 3.3 Neither this Section nor Section 10..............................8

                                  ARTICLE IV.
                            DISBURSEMENT AND PAYMENT

Section 4.1 Method and Time of Payments......................................8
Section 4.2 Compensation for Losses..........................................8
Section 4.2 Loans, or any portion thereof....................................9
Section 4.3 Withholding and Additional Costs.................................9

       (a)    Withholding....................................................9
       (b)    Additional Costs...............................................9
       (c)    Certificate, Etc..............................................10

Section 4.4 Expenses; Indemnity.............................................10
Section 4.5 Survival........................................................10

                                   ARTICLE V.
                         REPRESENTATIONS AND WARRANTIES

Section 5.1 Representations and Warranties..................................11
       (a)    Good Standing and Power.......................................11
       (b)    Authority.....................................................11
       (c)    Authorizations................................................11
       (d)    Binding Obligation............................................11
       (e)    Litigation....................................................11
       (f)    No Conflicts..................................................12
       (g)    Taxes.........................................................12
       (h)    Properties....................................................12
       (i)    Compliance with Laws and Charter Documents....................12
       (j)    No Material Adverse Effect....................................12
       (k)    Disclosure....................................................12

Section 5.2 Survival........................................................13

                                  ARTICLE VI.
                              CONDITIONS PRECEDENT

Section 6.1 Conditions to the Availability of the Commitment................13
       (a)    This Agreement................................................13
       (b)    Certificate of Incorporation and By-Laws......................13
       (c)    Representations and Warranties................................13
       (d)    Other Documents...............................................13
       (e)    REIT Status of Reckson........................................13
       (f)    Certain Loans Subject to Reckson's Approval...................13

Section 6.2 Conditions to All Loans.........................................14
       (a)    Borrowing Request.............................................14
       (b)    No Default....................................................14
       (c)    Debt-to-Equity Ratio..........................................14
       (d)    Representations and Warranties; Covenants.....................14

Section 6.3 Satisfaction of Conditions Precedent............................14

                                  ARTICLE VII.
                                   COVENANTS

Section 7.1 Affirmative Covenants...........................................14
       (a)    Financial Statements; Compliance Certificates.................14
       (b)    Existence.....................................................15
       (c)    Compliance with Law and Agreements............................15
       (d)    Authorizations................................................15
       (e)    Inspection....................................................15
       (f)    Maintenance of Records........................................16
       (g)    Notice of Defaults and Adverse Developments...................16

Section 7.2 Negative Covenants..............................................16
       (a)    Mergers, Consolidations and Sales of Assets...................16
       (b)    Liens.........................................................16
       (c)    Indebtedness..................................................16
       (d)    Dividends.....................................................17
       (e)    Certain Amendments............................................17

                                 ARTICLE VIII.
                               EVENTS OF DEFAULT

Section 8.1 Events of Default...............................................17

                                  ARTICLE IX.
                          EVIDENCE OF LOANS; TRANSFERS

Section 9.1 Evidence of Loans...............................................19

                                   ARTICLE X.
                                 MISCELLANEOUS

Section 10.1 Applicable Law.................................................19
Section 10.2 Waiver of Jury.................................................19
Section 10.3 Jurisdiction and Venue; Service of Process.....................19
Section 10.4 Confidentiality................................................20
Section 10.5 Amendments and Waivers.........................................20
Section 10.6 Cumulative Rights; No Waiver...................................20
Section 10.7 Notices........................................................20
Section 10.8 Certain Acknowledgments........................................21
Section 10.9 Separability...................................................21
Section 10.10 Parties in Interest...........................................21
Section 10.11 Execution in Counterparts.....................................21

          CREDIT AGREEMENT, dated as of June 15, 1998, between Reckson Service Industries, Inc., a Delaware corporation, and Reckson Operating Partnership, L.P., a Delaware limited partnership, relating to the operations of Reckson Service Industries, Inc.

                              W I T N E S S E T H:

          WHEREAS, the Borrower has requested the Lender to commit to lend to the Borrower up to $100 million on a revolving basis for acquisitions of assets and general corporate purposes; and WHEREAS, the Lender is willing to make revolving credit loans on the terms and conditions provided herein; NOW, THEREFORE, the parties agree as follows:

                                  ARTICLE I.

                                  DEFINITIONS

     Section 1.1 Definitions.

     (a) Terms Generally . The definitions ascribed to terms in this Agreement apply equally to both the singular and plural forms of such terms. Whenever the context may require, any pronoun shall be deemed to include the corresponding masculine, feminine and neuter forms. The words "include", "includes" and "including" shall be interpreted as if followed by the phrase "without limitation". The phrase "individually or in the aggregate" shall be deemed general in scope and not to refer to any specific Section or clause of this Agreement. All references herein to Articles, Sections, Exhibits and Schedules shall be deemed references to Articles and Sections of, and Exhibits and Schedules to, this Agreement unless the context shall otherwise require. The table of contents, headings and captions herein shall not be given effect in interpreting or construing the provisions of this Agreement. Except as otherwise expressly provided herein, all references to "dollars" or "$" shall be deemed references to the lawful money of the United States of America.

     (b) Other Terms . The following terms have the meanings ascribed to them below or in the Sections of this Agreement indicated below:

          "Adjusted Indebtedness" means, with respect to the Borrower, the Borrower's Indebtedness determined without regard for any amounts described in clause (viii) of the definition of "Indebtedness."

          "Affiliate" means, with respect to any Person, any other Person that controls, is controlled by, or is under common control with, such Person.

          "Agreement" means this credit agreement, as it may be amended, modified or supplemented from time to time.

          "Available Commitment" means, on any day, an amount equal to (i) the Commitment on such day minus (ii) the aggregate outstanding principal amount of Loans on such day.

          "Borrower" means Reckson Service Industries, Inc., a Delaware corporation.

          "Borrowing Date" means, with respect to any Loan, the Business Day set forth in the relevant Borrowing Request as the date upon which the Borrower desires to borrow such Loan;

          "Borrowing Request" means a request by the Borrower for a Loan, which shall specify (i) the requested Borrowing Date and (ii) the aggregate amount of such Loan.

          "Business Day" means any day that is not a Saturday, Sunday or other day on which commercial banks in The City of New York are authorized by law to close.

          "Capital Lease Obligations" means, with respect to any Person, the obligation of such Person to pay rent or other amounts under any lease with respect to any property (whether real, personal or mixed) acquired or leased by such Person that is required to be accounted for as a liability on a consolidated balance sheet of such Person.

          "Commercial Services" means businesses that provide services for occupants of office, industrial and other property types that Reckson may not be permitted to provide under Federal tax laws applicable to a real estate investment trust or that have not traditionally been provided by Reckson.

          "Commitment" means $100 million, as such amount may be reduced from time to time pursuant to Section 2.3.

          "Commitment Termination Date" means the earlier to occur of (i) June 15, 2003 and (ii) the date, if any, on which the Commitment is terminated.

          "Confidential Information" means information delivered to the Lender by or on behalf of the Borrower in connection with the transactions contemplated by or otherwise pursuant to this Agreement that is confidential or proprietary in nature at the time it is so delivered or information obtained by the Lender in the course of its review of the books or records of the Borrower contemplated herein; provided that such term shall not include information W that was publicly known or otherwise known to the Lender prior to the time of such disclosure, (ii) that subsequently becomes publicly known through no act or omission by the Lender or any Person acting on the Lender's behalf, (iii) that otherwise becomes known to the Lender other than through disclosure by the Borrower or (iv) that constitutes financial information delivered to the Lender that is otherwise publicly available. "Default" means any event or circumstance which, with the giving of notice or the passage of time, or both, would be an Event of Default.

          "EBITDA" means for any fiscal period, the Consolidated Net Income or Consolidated Net Loss, as the case may be, for such fiscal period, after restoring thereto amounts deducted for (a) extraordinary losses (or deducting therefrom any amounts included therein on account of extraordinary gains) and special charges, (b) depreciation and amortization (including write-offs or write-downs) and special charges,
     (c) the amount of interest expense of the Borrower and its Subsidiaries, if any, determined on a consolidated basis in accordance with GAAP, for such period on the aggregate principal amount of their consolidated indebtedness, (d) the amount of tax expense of the Borrower and its Subsidiaries, if any, determined on a consolidated basis in accordance with GAAP, for such period and (e) the aggregate amount of fixed and contingent rentals payable by the Borrower and its Subsidiaries, if any, determined on a consolidated basis in accordance with GAAP, for such period with respect to leases of real and personal property.

          "Effective Date" has the meaning assigned to such term in Section
     6.1.

          "Event of Default" has the meaning assigned to such term in Section
     8.1.

          "GAAP" means generally accepted accounting principles, as set forth in the opinions and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board or in such other statements by such other entities as may be approved by a significant segment of the accounting profession of the United States of America. "Governmental Authority" means any nation or government, any state or other political subdivision thereof and any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

          "Guaranty" means, with respect to any Person, any obligation, contingent or otherwise, of such Person guaranteeing or having the economic effect of guaranteeing any Indebtedness of any other Person (the "primary obligor") in any manner, whether directly or indirectly, and including any obligation of such Person (i) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or to purchase (or to advance or supply funds for the purchase of) any security for the payment of such Indebtedness, (ii) to purchase property, securities or services for the purpose of assuring the holder of such Indebtedness of the payment of such Indebtedness or (iii) to maintain working capital, equity capital or the financial condition or liquidity of the primary obligor so as to enable the primary obligor to pay such Indebtedness. The term "Guaranteed" shall have the corresponding meaning.

          "Indebtedness" means, with respect to any Person, (i) all obligations of such Person for borrowed money or for the deferred purchase price of property or services (including all obligations, contingent or otherwise, of such Person in connection with letters of credit, bankers' acceptances, interest rate swap agreements, interest rate cap agreements or other similar instruments, including currency swaps) other than indebtedness to trade creditors and service providers incurred in the ordinary course of business and payable on usual and customary terms, (ii) all obligations of such Person evidenced by bonds, notes, debentures or other similar instruments, (iii) all indebtedness created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person (even though the remedies available to the seller or lender under such agreement are limited to repossession or sale of such property), (iv) all Capital Lease Obligations of such Person,
     (v) all obligations of the types described in clauses (i), (ii), (iii) or
     (iv) above secured by (or for which the obligee has an existing right, contingent or otherwise, to be secured by) any Lien upon or in any property (including accounts, contract rights and other intangibles) owned by such Person, even though such Person has not assumed or become liable for the payment of such Indebtedness, (vi) all preferred stock issued by such Person which is redeemable, prior to full satisfaction of the Borrower's obligations under this Agreement (including repayment in full of the Loans and all interest accrued thereon), other than at the option of such Person, valued at the greater of its voluntary or involuntary liquidation preference plus accrued and unpaid dividends, (vii) all Indebtedness of others Guaranteed by such Person and (viii) all Indebtedness of any partnership of which such Person is a general partner.

          "Indemnitee" has the meaning assigned to such term in Section 4.4(b).

          "Intercompany Agreement" means the intercompany agreement, dated as of the date hereof, by and between the Borrower and the Lender.

          "Interest Period" means, with respect to any Loan, each three-month period commencing on the date such Loan is made or at the end of the preceding Interest Period, as the case may be; provided, however, that:

               (i) any Interest Period that would otherwise end on a day that is not a Business Day shall be extended to the next Business Day, unless such Business Day falls in another calendar month, in which case such Interest Period shall end on the next preceding Business Day;

               (ii) any Interest Period that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall, subject to clause (iii) below, end on the last Business Day of a calendar month; and

               (iii) any Interest Period that would otherwise end after the Commitment Termination Date then in effect shall end on such Commitment Termination Date.

          "Lender" means Reckson Operating Partnership, L.P., a Delaware limited partnership.

          "Lien" means, with respect to any asset of a Person, (i) any mortgage, deed of trust, lien, pledge, encumbrance, charge or security interest in or on such asset, (ii) the interest of a vendor or lessor under any conditional sale agreement, capital lease or title retention agreement relating to such asset, and (iii) in the case of securities, any purchase option, call or similar right of any other Person with respect to such securities.

          "Loans" has the meaning assigned to such term in Section 2.1.

          "Material Adverse Effect" means any material and adverse effect on
     (i) the consolidated business, properties, condition (financial or otherwise) or operations, present or prospective, of the Borrower and its Subsidiaries, (ii) the ability of the Borrower timely to perform any of its material obligations, or of the Lender to exercise any remedy, under this Agreement or (iii) the legality, validity, binding nature or enforceability of this Agreement.

          "Net Assets" means, with respect to the Borrower, the greater of (i) the sum of the Borrower's paid-in capital and retained earnings or (ii) the excess of the Value of all of the Borrower's assets of any kind over the Borrower's Adjusted Indebtedness.

          "Permitted Liens" means, collectively, the following: (i) Liens expressly approved by the Lender, which approval shall not be unreasonably withheld; (ii) Liens imposed by any Governmental Authority for taxes, assessments or charges not yet due or that are being contested in good faith by appropriate proceedings and for which adequate reserves are being maintained (in accordance with GAAP); and (iii) Liens existing on the date hereof.

          "Person" means any individual, sole proprietorship, partnership, joint venture, trust, unincorporated organization, association, corporation, institution, public benefit corporation, entity or government (whether Federal, state, county, city, municipal or otherwise, including any instrumentality, division, agency, body or department thereof).

          "Prime Rate" means the prime rate (or if a range is given, the highest prime rate) listed under "Money Rates" in The Wall Street Journal for such date or, if The Wall Street Journal is not published on such date, then in The Wall Street Journal most recently published.

          "Reckson" means Reckson Associates Realty Corp., a Maryland corporation.

          "Responsible Officer" means the chief executive officer, president, chief financial officer, chief accounting officer, treasurer or any vice president, senior vice president or executive vice president of the General Partner.

          "RSVP-ROP Facility Agreement" means the credit agreement dated the date hereof between Borrower and Lender in respect of the operations of Reckson Strategic Venture Partners, LLC.

          "SEC" means the Securities and Exchange Commission (or any successor Governmental Authority).

          "Subsidiary" means, at any time and with respect to any Person, any other Person the shares of stock or other ownership interests of which having ordinary voting power to elect a majority of the board of directors or with respect to other matters of such Person are at the time owned, or the management or policies of which is otherwise at the time controlled, directly or indirectly through one or more intermediaries (including other Subsidiaries) or both, by such first Person. Unless otherwise qualified or the context indicates clearly to the contrary, all references to a "Subsidiary" or "Subsidiaries" in this Agreement refer to a Subsidiary or Subsidiaries of the Borrower.

          "Taxes" has the meaning assigned to such term in Section 4.3(a).

          "Value" means, with respect to any asset owned by the Borrower, the present value of the net cash flow reasonably projected by the Borrower to be received with respect to its ownership of such assets, discounted at an interest rate that the Borrower reasonably determines appropriate given the risks associated with such asset and such projected net cash flow, but in no event at an interest rate lower than 2% above the Prime Rate in effect at the time that the determination of Value is made.

                                  ARTICLE II.

                         THE REVOLVING CREDIT FACILITY

     Section 2.1 Commitment and Loans . Until the Commitment Termination Date, subject to the terms and conditions of this Agreement, the Lender agrees to make revolving credit loans (collectively, "Loans") in dollars to the Borrower in an aggregate principal amount at any one time outstanding not to exceed the Commitment.

     Section 2.2 Borrowing Procedure. In order to borrow a Loan, the Borrower shall give a Borrowing Request to the Lender, by telephone, telex or telecopy or in writing, not later than 10:30 A.M., New York time, on the third Business Day before the Borrowing Date (or such later time or date as the Lender may in its sole discretion permit). (If any Borrowing Request is made otherwise than in writing, Borrower shall promptly confirm such Borrowing Request in writing.) Subject to satisfaction, or waiver by the Lender, of each of the applicable conditions precedent contained in Article VI, on the Borrowing Date the Lender shall make available, in immediately available funds, to the Borrower the amount of the requested Loan.

     Section 2.3 Termination and Reduction of Commitment . The Borrower may terminate the Commitment, or reduce the amount thereof, by giving written notice to the Lender, not later than 5:00 P.M., New York time, on the fifth Business Day prior to the date of termination or reduction (or such later time or date as the Lender may in its sole discretion permit).

     Section 2.4 Repayment. Loans shall be repaid, together with all accrued and unpaid interest thereon, on the Commitment Termination Date.

     Section 2.5 Optional Prepayment. The Borrower may prepay Loans by giving notice (specifying the Loans to be prepaid in whole or in part, the principal amount thereof to be prepaid and the date of prepayment) to the Lender, by telephone, telex, telecopy or in writing not later than 12:00 noon, New York time, on the fourth Business Day preceding the proposed date of prepayment (or such later time or date as the Lender may in its sole discretion permit). (If any such prepayment notice is made otherwise than in writing, Borrower shall promptly confirm such notice in writing.) Each such prepayment shall be at the aggregate principal amount of the principal being prepaid, together with accrued interest on the principal being prepaid to the date of prepayment and the amounts required by Section 4.3. Subject to the terms and conditions of this Agreement, prepaid Loans may be reborrowed.

                                 ARTICLE III.

                               INTEREST AND FEES

     Section 3.1 Interest Rate. Each Loan shall bear interest from the date made until the date repaid, payable in arrears, with respect to Interest Periods of three months or less, on the last day of such Interest Period, and with respect to Interest Periods longer than three months, on the day which is three months after the commencement of such Interest Period and on the last day of such Interest Period, at a rate per annum equal to the greater of (i) the sum of (x) 2% and (y) the Prime Rate for the applicable Interest Period and
(ii) 12%. With respect to each Loan outstanding for one year or longer, such 12% rate shall increase to 12.48%, 12.98%, 13.50% and 14.04% as of the anniversary of the making of such Loan, for the second, third, fourth and fifth years that such Loan is outstanding, respectively. Notwithstanding the foregoing, if the amount of interest to be paid by the Borrower to the Lender exceeds the amount of EBITDA of the Borrower for the immediately preceding calendar quarter (ending the last day of September, December, March, or June), the Borrower shall not be obligated to repay the amount of interest in excess of EBITDA of the Borrower for such period. Any such amount of unpaid interest shall be added to principal and shall accrue interests thereon. Payments under the Notes shall be applied first to any fees, costs or expenses due under the Notes or hereunder, then to interest, and then to principal. Notwithstanding any other provision of this Agreement, all outstanding principal and interest of the Loan and all other amounts payable hereunder, if not sooner paid, shall be due and payable on the Commitment Termination Date.

     Section 3.2 Interest on Overdue Amounts. All overdue amounts (including principal, interest and fees) hereunder, and, during the continuance of any Event of Default that shall have occurred, each Loan, shall bear interest, payable on demand, at a rate per annum equal to the greater of (i) the sum of
(x) 3% and (y) Prime Rate for the applicable Interest Period and (ii) 13%. With respect to each Loan outstanding for one year or longer, such 13% rate shall increase to 13.48%, 13.98%, 14.50% and 15.04% as of the anniversary of the making of such Loan for the second, third, fourth and fifth years that such Loan is outstanding, respectively.

     Section 3.3 Maximum Interest Rate. (a) Nothing in this Agreement shall require the Borrower to pay interest at a rate exceeding the maximum rate permitted by applicable law. Neither this Section nor Section 10.1 is intended to limit the rate of interest payable for the account of the Lender to the maximum rate permitted by the laws of the State of New York (or any other applicable law) if a higher rate is permitted with respect to the Lender by supervening provisions of U.S. Federal law.

     (b) If the amount of interest payable for the account of the Lender on any interest payment date in respect of the immediately preceding interest computation period, computed pursuant to this Article III, would exceed the maximum amount permitted by applicable law to be charged by the Lender, the amount of interest payable for its account on such interest payment date shall automatically be reduced to such maximum permissible amount.

     (c) If the amount of interest payable for the account of the Lender in respect of any interest computation period is reduced pursuant to Section 3.3(b) and the amount of interest payable for its account in respect of any subsequent interest computation period would be less than the maximum amount permitted by law to be charged by the Lender, then the amount of interest payable for its account in respect of such subsequent interest computation period shall be automatically increased to such maximum permissible amount; provided that at no time shall the aggregate amount by which interest paid for the account of the Lender has been increased pursuant to this Section 3.3(c) exceed the aggregate amount by which interest paid for its account has theretofore been reduced pursuant to Section 3.3(b).

                                  ARTICLE IV.

                            DISBURSEMENT AND PAYMENT

     Section 4.1  Method and Time of Payments .

     (a) All payments by the Borrower hereunder shall be made without setoff or counterclaim to the Lender, for its account, in dollars and in immediately available funds to the account of the Lender theretofore designated in writing to the Borrower not later than 12:00 noon, New York time, on the date when due or, in the case of payments pursuant to Sections 4.3 and 4. 4 or payments otherwise specified as payable upon demand, forthwith upon written demand therefor.

     (b) Whenever any payment from the Borrower shall be due on a day that is not a Business Day, the date of payment thereof shall be extended to the next succeeding Business Day. If the date for any payment of principal is extended by operation of law or otherwise, interest thereon shall be payable for such extended time.

     Section 4.2 Compensation for Losses. (a) If (i) the Borrower prepays Loans, (ii) the Borrower revokes any Borrowing Request or (iii) Loans (or portions thereof) shall become or be declared to be due prior to the scheduled maturity thereof, then the Borrower shall pay to the Lender an amount that will compensate the Lender for any loss (other than lost profit) or premium or penalty incurred by the Lender as a result of such prepayment, declaration or revocation in respect of funds obtained for the purpose of making or maintaining the Lender's Loans, or any portion thereof. Such compensation shall include an amount equal to the excess, if any, of (i) the amount of interest that would have accrued on the amount so paid or prepaid, or not borrowed, for the period from the date of such payment or prepayment or failure to borrow to the last day of such Interest Period (or, in the case of a failure to borrow, the Interest Period that would have commenced on the expected Borrowing Date) in each case at the applicable rate of interest for such Loan over (ii) the amount of interest (as reasonably determined by the Lender) that would have accrued on such amount were it on deposit for a comparable period with leading banks in the London interbank market.

     (b) If requested by the Borrower, in connection with a payment due pursuant to this Section 4.2, the Lender shall provide to the Borrower a certificate setting forth in reasonable detail the amount required to be paid by the Borrower to the Lender and the computations made by the Lender to determine such amount. In the absence of manifest error, such certificate shall be conclusive as to the amount required to be paid.

     Section 4.3  Withholding and Additional Costs .

     (a) Withholding. All payments under this Agreement (including payments of principal and interest) shall be payable to the Lender free and clear of any and all present and future taxes, levies, imposts, duties, deductions, withholdings, fees, liabilities and similar charges (collectively, "Taxes") . If any Taxes are required to be withheld or deducted from any amount payable under this Agreement, then the amount payable under this Agreement shall be increased to the amount which, after deduction from such increased amount of all Taxes required to be withheld or deducted therefrom, will yield to the Lender the amount stated to be payable under this Agreement. The Borrower shall also hold the Lender harmless and indemnify it for any stamp or other taxes with respect to the preparation, execution, delivery, recording, performance or enforcement of this Agreement (all of which shall be included within "Taxes") . If any of the Taxes specified in this Section 4.3(a) are paid by the Lender, the Borrower shall, upon demand of the Lender, promptly reimburse the Lender for such payments, together with any interest, penalties and expenses incurred in connection therewith. The Borrower shall deliver to the Lender certificates or other valid vouchers for all Taxes or other charges deducted from or paid with respect to payments made by the Borrower hereunder.

     (b) Additional Costs. Subject to Section 4.3(c), and without duplication of any amounts payable described in Section 4.2 or 4.3(a), if after the date hereof any change in any law or regulation or in the interpretation thereof by any court or administrative or Governmental Authority charged with the administration thereof or the enactment of any law or regulation shall either
(1) impose, modify or deem applicable any reserve, special deposit or similar requirement against the Lender's Commitment or Loans or (2) impose on the Lender any other condition regarding this Agreement, its Commitment or the Loans and the result of any event referred to in clause (1) or (2) shall be to increase the cost to the Lender of maintaining its Commitment or any Loans made by the Lender (which increase in cost shall be calculated in accordance with the Lender's reasonable averaging and attribution methods) by an amount which the Lender deems to be material, then, upon demand by the Lender, the Borrower shall pay to the Lender an amount equal to such increase in cost.

     (c) Certificate, Etc. If requested by the Borrower, in connection with any demand for payment pursuant to this Section 4.3, the Lender shall provide to the Borrower a certificate setting forth in reasonable detail the basis for such demand, the amount required to be paid by the Borrower to the Lender, the computations made by the Lender to determine such amount and satisfaction of the conditions set forth in the next sentence. Anything to the contrary herein notwithstanding, the Lender shall not have the right to demand any payment or compensation under this Section 4.3 (i) with respect to any period more than 180 days prior to the date it has made a demand pursuant to this Section 4.3, and (ii) to the extent that the Lender determines in good faith that the interest rate on the relevant Loans appropriately accounts for any increased cost or reduced rate of return. In the absence of manifest error, the certificate referred to above shall be conclusive as to the amount required to be paid.

     Section 4.4 Expenses; Indemnity. (a) The Borrower agrees: (i) to pay or reimburse the Lender for all reasonable out-of-pocket costs and expenses incurred in connection with the preparation and execution of, and any amendment, supplement or modification to, this Agreement and any other documents prepared in connection herewith or therewith, and the consummation of the transactions contemplated hereby and thereby, including, without limitation, the reasonable fees and disbursements of Brown & Wood LLP, counsel to the Lender; and (ii) to pay or reimburse the Lender for all reasonable costs and expenses incurred in connection with the enforcement or preservation of any rights under this Agreement and any such other documents, including, without limitation, the reasonable fees and disbursements of counsel to the Lender. The Borrower also agrees to indemnify the Lender against any transfer taxes, documentary taxes, assessments or charges made by any Governmental Authority by reason of the execution and delivery of this Agreement.

     (b) The Borrower agrees to indemnify the Lender and its directors, officers, partners, employees, agents and Affiliates (for purposes of this paragraph, each, an "Indemnitee") against, and to hold each Indemnitee harmless from, any and all claims, liabilities, damages, losses, costs, charges and expenses (including fees and expenses of counsel) incurred by or asserted against any Indemnitee arising out of, in any way connected with, or as a result of (i) the execution or delivery of this Agreement or any agreement or instrument contemplated by this Agreement, the performance by the parties thereto of their respective obligations under this Agreement or the consummation of the transactions and the other transactions contemplated by this Agreement, (ii) the use of the proceeds of the Loans or (iii) any claim, litigation, investigation or proceeding relating to any of the foregoing, whether or not any Indemnitee is a party thereto; provided that such indemnity shall not, as to any Indemnitee, be available to the extent that such losses, claims, damages, liabilities or related expenses are determined by a court of competent jurisdiction by final and nonappealable judgment to have resulted from the gross negligence or willful misconduct of such Indemnitee.

     (c) All amounts due under this Section 4.4 shall be payable in immediately available funds upon written demand therefor.

     Section 4.5 Survival. The provisions of Sections 4.2, 4.3 and 4.4 shall remain operative and in full force and effect regardless of the expiration of the term of this Agreement, the consummation of the transactions contemplated hereby, the repayment of any of the Loans, the reduction or termination of the Commitment, the invalidity or unenforceability of any term or provision of this Agreement, or any investigation made by or on behalf of the Lender.

                                  ARTICLE V.

                         REPRESENTATIONS AND WARRANTIES

     Section 5.1 Representations and Warranties. The Borrower represents and warrants to the Lender as follows:

          (a) Good Standing and Power . The Borrower and each Subsidiary is a limited partnership or corporation, duly organized and validly existing in good standing under the laws of the jurisdiction of its organization; each has the power to own its property and to carry on its business as now being conducted; and each is duly qualified to do business and is in good standing in each jurisdiction in which the character of the properties owned or leased by it therein or in which the transaction of its business makes such qualification necessary, except where the failure to be so qualified, or to be in good standing, individually or in the aggregate, could not reasonably be expected to have a Material Adverse Effect.

          (b) Authority . The Borrower has full power and authority to execute and deliver, and to incur and perform its obligations under, this Agreement, which has been duly authorized by all proper and necessary action. No consent or approval of limited partners is required as a condition to the validity or performance of, or the exercise by the Lender of any of its rights or remedies under, this Agreement.

          (c) Authorizations . All authorizations, consents, approvals, registrations, notices, exemptions and licenses with or from any Governmental Authority or other Person necessary for the execution, delivery and performance by the Borrower of, and the incurrence and performance of each of its obligations under, this Agreement, and the exercise by the Lender of its remedies under this Agreement have been effected or obtained and are in full force and effect.

          (d) Binding Obligation . This Agreement constitutes the valid and legally binding obligation of the Borrower enforceable in accordance with its terms, subject as to enforcement to bankruptcy, insolvency, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors' rights and to general equity principles.

          (e) Litigation . There are no proceedings or investigations now pending or, to the knowledge of the Borrower, threatened before any court or arbitrator or before or by any Governmental Authority which, individually or in the aggregate, if determined adversely to the interests of the Borrower or any Subsidiary, could reasonably be expected to have a Material Adverse Effect.

          (f) No Conflicts . There is no statute, regulation, rule, order or judgment, and no provision of any agreement or instrument binding upon the Borrower or any Subsidiary, or affecting their properties, and no provision of the certificate of limited partnership, certificate of incorporation, agreement of limited partnership or by-laws (or similar constitutive instruments) of the Borrower or any Subsidiary, that would prohibit, conflict with or in any way impair the execution or delivery of, or the incurrence or performance of any obligations of the Borrower under, this Agreement, or result in or require the creation or imposition of any Lien on property of the Borrower or any Subsidiary as a consequence of the execution, delivery and performance of this Agreement.

          (g) Taxes . The Borrower and the Subsidiaries each has filed or caused to be filed all tax returns that are required to be filed and paid all taxes that are required to be shown to be due and payable on said returns or on any assessment made against it or any of its property and all other taxes, assessments, fees, liabilities, penalties or other charges imposed on it or any of its property by any Governmental Authority, except for any taxes, assessments, fees, liabilities, penalties or other charges which are being contested in good faith and (unless the amount thereof is not material to the Borrower's consolidated financial condition) for which adequate reserves have been established in accordance with GAAP.

          (h) Properties . The Borrower and the Subsidiaries each has good and marketable title to, or valid leasehold interests in, all of its respective properties and assets. All such assets and properties are so owned or held free and clear of all Liens, except Permitted Liens.

          (i) Compliance with Laws and Charter Documents . Neither the Borrower nor any Subsidiary is, or as a result of performing any of its obligations under this Agreement will be, in violation of (a) any law, statute, rule, regulation or order of any Governmental Authority applicable to it or its properties or assets or (b) its certificate of limited partnership, certificate of incorporation, agreement of limited partnership, by-laws or any similar document.

          (j) No Material Adverse Effect . Since May 15, 1997, there has not occurred or arisen any event, condition or circumstance that, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect.

          (k) Disclosure . All information relating to the Borrower or its Subsidiaries delivered in writing to the Lender in connection with the negotiation, execution and delivery of this Agreement is true and complete in all material respects. There is no material fact of which the Borrower is aware which, individually or in the aggregate, would reasonably be expected adversely to influence the Lender's credit analysis relating to the Borrower and its Subsidiaries which has not been disclosed to the Lender in writing.

     Section 5.2 Survival. All representations and warranties made by the Borrower in this Agreement, and in the certificates or other instruments prepared or delivered in connection with or pursuant to this Agreement, shall be considered to have been relied upon by the Lender, (ii) survive the making of Loans regardless of any investigation made by, or on behalf of, the Lender and (iii) continue in full force and effect as long as the Commitment has not been terminated and, thereafter, so long as any Loan, fee or other amount payable under this Agreement remains unpaid.

                                  ARTICLE VI.

                              CONDITIONS PRECEDENT

     Section 6.1 Conditions to the Availability of the Commitment. The obligations of the Lender hereunder are subject to, and the Lender's Commitment shall not become available until the earliest date (the "Effective Date") on which each of the following conditions precedent shall have been satisfied or waived in writing by the Lender:

          (a) This Agreement . The Lender shall have received this Agreement duly executed and delivered by the Borrower.

          (b) Certificate of Incorporation and By-Laws . The Lender shall have received the following:

               (i) a copy of the Certificate of Incorporation of the Borrower, as in effect on the Effective Date, certified by the Secretary of State of Delaware, and a certificate from such Secretary of State as to the good standing of the Borrower, in each case as of a date reasonably close to the Effective Date; and

               (ii) a certificate of a Responsible Officer of the Borrower, dated the Effective Date, and stating that attached thereto is a true and complete copy of the By-Laws of the Borrower as in effect on such date.

          (c) Representations and Warranties . The representations and warranties contained in Section 5.1 shall be true and correct on the Effective Date, and the Lender shall have received a certificate, signed by a Responsible Officer of the Borrower, to that effect.

          (d) Other Documents . The Lender shall have received such other certificates, opinions and other documents as the Lender reasonably may require.

          (e) REIT Status of Reckson . The borrowing shall not, in the sole judgment of the Lender, endanger Reckson's status as a REIT.

          (f) Certain Loans Subject to Reckson's Approval. In respect of any Loan or Loans aggregating in excess of $10 million, any single Commercial Service, as well as any Loan relating to an investment by Borrower in any area other than Commercial Services, Reckson shall have approved the Lender's making such Loan in its sole discretion.

     Section 6.2 Conditions to All Loans. The obligations of the Lender to make each Loan are subject to the conditions precedent that, on the date of each Loan and after giving effect thereto, each of the following conditions precedent shall have been satisfied, or waived in writing by the Lender:

          (a) Borrowing Request . The Lender shall have received a Borrowing Request in accordance with the terms of this Agreement.

          (b) No Default . No Default or Event of Default shall have occurred and be continuing, nor shall any Default or Event of Default occur as a result of the making of such Loan.

          (c) Debt-to-Equity Ratio. The Lender shall have received from the Borrower a certificate demonstrating that the ratio of the Borrower's Adjusted Indebtedness to the Borrower's Net Assets, taking into account the requested Loan and the assets, if any, to be acquired by the Borrower with the proceeds of such Loan, shall not exceed 4-to-1.

          (d) Representations and Warranties; Covenants . The representations and warranties contained in Section 5. 1 shall have been true and correct when made and (except to the extent that any representation or warranty speaks as of a date certain) shall be true and correct on the Borrowing Date with the same effect as though such representations and warranties were made on such Borrowing Date; and the Borrower shall have complied with all of its covenants and agreements under this Agreement.

     Section 6.3 Satisfaction of Conditions Precedent. Each of (i) the delivery by the Borrower of a Borrowing Request (unless the Borrower notifies the Lender in writing to the contrary prior to the Borrowing Date) and (ii) the acceptance of the proceeds of a Loan shall be deemed to constitute a certification by the Borrower that, as of the Borrowing Date, each of the conditions precedent contained in Section 6. 2 has been satisfied with respect to the Loan then being made.

                                 ARTICLE VII.

                                  COVENANTS

     Section 7.1 Affirmative Covenants. Until satisfaction in full of all the obligations of the Borrower under this Agreement and termination of the Commitment of the Lender hereunder, the Borrower will:

     (a)  Financial Statements; Compliance Certificates. Furnish to the Lender:

               (i) as soon as available, but in no event more than 60 days following the end of each of the first three quarters of each fiscal year, copies of the Borrower's Quarterly Report on Form 10-Q being filed with the SEC, which shall include a consolidated balance sheet and consolidated income statement of the Borrower and the Subsidiaries for such quarter;

               (ii) as soon as available, but in no event more than 120 days following the end of each fiscal year, a copy of the Borrower's Annual Report on Form 10-K being filed with the SEC, which shall include the consolidated financial statements of the Borrower and the Subsidiaries, together with a report thereon by Ernst & Young LLP (or another firm of independent certified public accountants reasonably satisfactory to the Lender), for such year;

               (iii) within five Business Days of any Responsible Officer of the Borrower obtaining knowledge of any Default or Event of Default, if such Default or Event of Default is then continuing, a certificate of a Responsible Officer of the Borrower stating that such certificate is a "Notice of Default" and setting forth the details thereof and the action which the Borrower is taking or proposes to take with respect thereto; and

               (iv) such additional information, reports or statements, regarding the business, financial condition or results of operations of the Borrower and its Subsidiaries, as the Lender from time to time may reasonably request.

          (b) Existence. Except as permitted by Section 7. 2(a), maintain its existence in good standing and qualify and remain qualified to do business in each jurisdiction in which the character of the properties owned or leased by it therein or in which the transaction of its business is such that the failure to qualify, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect.

          (c) Compliance with Law and Agreements. Comply, and cause each Subsidiary to comply, with all applicable laws, ordinances, orders, rules, regulations and requirements of all Governmental Authorities and with all agreements except where the necessity of compliance therewith is contested in good faith by appropriate proceedings or where the failure to comply therewith, individually or in the aggregate, could not reasonably be expected to have a Material Adverse Effect.

          (d) Authorizations. Obtain, make and keep in full force and effect all authorizations from and registrations with Governmental Authorities required for the validity or enforceability of this Agreement.

          (e) Inspection. Permit, and cause each Subsidiary to permit, the Lender to have one or more of its officers and employees, or any other Person designated by the Lender, to visit and inspect any of the properties of the Borrower and the Subsidiaries and to examine the minute books, books of account and other records of the Borrower and the Subsidiaries, and to photocopy extracts from such minute books, books of account and other records, and to discuss its affairs, finances and accounts with its officers and with the Borrower's independent accountants, during normal business hours and at such other reasonable times, for the purpose of monitoring the Borrower's compliance with its obligations under this Agreement.

          (f) Maintenance of Records . Keep, and cause each Subsidiary to keep, proper books of record and account in which full, true and correct entries will be made of all dealings or transactions of or in relation to its business and affairs.

          (g) Notice of Defaults and Adverse Developments . Promptly notify the Lender upon the discovery by any Responsible officer of the occurrence of
     (i) any Default or Event of Default; (ii) any event, development or circumstance whereby the financial statements most recently furnished to the Lender fail in any material respect to present fairly, in accordance with GAAP, the financial condition and operating results of the Borrower and the Subsidiaries as of the date of such financial statements; (iii) any material litigation or proceedings that are instituted or threatened (to the knowledge of the Borrower) against the Borrower or any Subsidiary or any of their respective assets; (iv) any event, development or circumstance which, individually or in the aggregate, could reasonably be expected to result in an event of default (or, with the giving of notice or lapse of time or both, an event of default) under any Indebtedness and the amount thereof; and (v) any other development in the business or affairs of the Borrower or any Subsidiary if the effect thereof would reasonably be expected, individually or in the aggregate, to have a Material Adverse Effect; in each case describing the nature thereof and the action the Borrower proposes to take with respect thereto.

     Section 7.2 Negative Covenants. Until satisfaction in full of all the obligations of the Borrower under this Agreement and termination of the Commitment of the Lender hereunder, the Borrower will not:

     (a) Mergers, Consolidations and Sales of Assets . Wind up, liquidate or dissolve its affairs or enter into any merger, consolidation or share exchange, or convey, sell, lease or otherwise dispose of (or agree to do any of the foregoing at any future time), whether in one or a series of transactions, all or any substantial part of its assets, or permit any Subsidiary so to do, unless such transaction or series of transactions are expressly approved by the Lender, which approval shall not be unreasonably withheld.

     (b) Liens. Create, incur, assume or suffer to exist any Lien upon or with respect to any of its property or assets, whether now owned or hereafter acquired, or assign or otherwise convey any right to receive income, except Permitted Liens.

     (c) Indebtedness . Create, incur, issue, assume, guarantee or suffer to exist any Indebtedness, except:

          (i) Indebtedness to the Lender under this Agreement or under the RSVP-ROP Facility Agreement,

         (ii) Non-recourse Indebtedness of the Borrower and any Subsidiary secured by mortgages, encumbrances or liens specifically permitted by
     Section 7. 2(b), and

        (iii) Indebtedness expressly approved by the Lender in writing, which approval may be withheld in the Lender's sole discretion.

          (d) Dividends . Declare any dividends on any of its shares of capital stock unless such dividend or distribution is expressly approved in writing by the Lender.

          (e) Certain Amendments . Amend, modify or waive, or permit to be amended, modified or waived, any provision of its Certificate of Incorporation unless, within not less than 5 days prior to such amendment, modification or waiver (or such later time as the Lender may in its sole discretion permit), the Borrower shall have given the Lender notice thereof, including all relevant terms and conditions thereof, and the Lender shall have consented in writing thereto.

                                 ARTICLE VIII.

                               EVENTS OF DEFAULT

     Section 8.1 Events of Default. If one or more of the following events (each, an "Event of Default") shall occur:

     (a) The Borrower shall fail duly to pay any principal of any Loan when due, whether at maturity, by notice of intention to prepay or otherwise; or

     (b) The Borrower shall fail duly to pay any interest, fee or any other amount payable under this Agreement within two days after the same shall be due; or

     (c) Borrower shall fail duly to observe or perform any term, covenant, or agreement contained in Section 7. 2; or

     (d) The Borrower shall fail duly to observe or perform any other term, covenant or agreement contained in this Agreement, and such failure shall have continued unremedied for a period of 30 days; or

     (e) Any representation or warranty made or deemed made by the Borrower in this Agreement, or any statement or representation made in any certificate, report or opinion delivered by or on behalf of the Borrower in connection with this Agreement, shall prove to have been false or misleading in any material respect when so made or deemed made; or

     (f) The Borrower shall fail to pay any Indebtedness (other than obligations here under) in an amount of $100,000 or more when due; or any such Indebtedness having an aggregate principal amount outstanding of $100,000 or more shall become or be declared to be due prior to the expressed maturity thereof; or

     (g) An involuntary case or other proceeding shall be commenced against the Borrower seeking liquidation, reorganization or other relief with respect to it or its debts under any applicable bankruptcy, insolvency, reorganization or similar law or seeking the appointment of a custodian, receiver, liquidator, assignee, trustee, sequestrator or similar official of it or any substantial part of its property, and such involuntary case or other proceeding shall remain undismissed and unstayed for a period of more than 60 days; or an order or decree approving or ordering any of the foregoing shall be entered and continued unstayed and in effect; or

     (h) The Borrower shall commence a voluntary case or proceeding under any applicable bankruptcy, insolvency, reorganization or similar law or any other case or proceeding to be adjudicated a bankrupt or insolvent, or any of them shall consent to the entry of a decree or order for relief in respect of the Borrower in an involuntary case or proceeding under any applicable bankruptcy, insolvency, reorganization or other similar law or to the commencement of any bankruptcy or insolvency case or proceeding against any of them, or any of them shall file a petition or answer or consent seeking reorganization or relief under any applicable law, or any of them shall consent to the filing of such petition or to the appointment of or taking possession by a custodian, receiver, liquidator, assignee, trustee, sequestrator or similar official of the Borrower or any substantial part of its property, or the Borrower shall make an assignment for the benefit of creditors, or the Borrower shall admit in writing its inability to pay its debts generally as they become due, or the Borrower shall take corporate action in furtherance of any such action;

     (i) One or more judgments against the Borrower or attachments against its property, which in the aggregate exceed $100,000, or the operation or result of which could be to interfere materially and adversely with the conduct of the business of the Borrower remain unpaid, unstayed on appeal, undischarged, unbonded, or undismissed for a period of more than 30 days; or

     (j) Any court or governmental or regulatory authority shall have enacted, issued, promulgated, enforced or entered any statute, rule, regulation, judgment, decree, injunction or other order (whether temporary, preliminary or permanent) which is in effect and which prohibits, enjoins or otherwise restricts, in a manner that, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect, any of the transactions contemplated under this Agreement; or

     (k) Any Event of Default shall occur and be continuing under the RSVP-ROP Facility Agreement.

then, and at any time during the continuance of such Event of Default, the Lender may, by written notice to the Borrower, take either or both of the following actions, at the same or different times: (i) terminate forthwith the Commitment and (ii) declare any Loans then outstanding to be due, whereupon the principal of the Loans so declared to be due, together with accrued interest thereon and any unpaid amounts accrued under this Agreement, shall become forthwith due, without presentment, demand, protest or any other notice of any kind (all of which are hereby expressly waived by the Borrower); provided that, in the case of any Event of Default described in Section 8. 1(g) or (h) occurring with respect to the Borrower, the Commitment shall automatically and immediately terminate and the principal of all Loans then outstanding, together with accrued interest thereon and any unpaid amounts accrued under this Agreement, shall automatically and immediately become due without presentment, demand, protest or any other notice of any kind (all of which are hereby expressly waived by the Borrower).

                                  ARTICLE IX.

                          EVIDENCE OF LOANS; TRANSFERS

     Section 9.1 Evidence of Loans. (a) The Lender shall maintain accounts evidencing the indebtedness of the Borrower to the Lender resulting from each Loan made by the Lender from time to time, including the amounts of principal and interest payable and paid to the Lender in respect of Loans.

     (b) The Lender's written records described above shall be available for inspection during ordinary business hours by the Borrower from time to time upon reasonable prior notice to the Lender.

     (c) The entries made in the Lender's written or electronic records and the foregoing accounts shall be prima facie evidence of the existence and amounts of the indebtedness of the Borrower therein recorded; provided, however, that the failure of the Lender to maintain any such account or such records, as applicable, or any error therein, shall not in any manner affect the validity or enforceability of any obligation of the Borrower to repay any Loan actually made by the Lender in accordance with the terms of this Agreement.

                                  ARTICLE X.

                                 MISCELLANEOUS

     Section 10.1 Applicable Law . THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO CONTRACTS MADE AND TO BE PERFORMED ENTIRELY WITHIN SUCH STATE.

     Section 10.2 Waiver of Jury . THE BORROWER AND THE LENDER EACH HEREBY WAIVES TRIAL BY JURY IN ANY JUDICIAL PROCEEDING INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER (WHETHER SOUNDING IN TORT, CONTRACT OR OTHERWISE) IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH THIS AGREEMENT, OR THE RELATIONSHIPS ESTABLISHED HEREUNDER.

     Section 10.3 Jurisdiction and Venue; Service of Process. (a) The Borrower and the Lender each hereby irrevocably submits to the non-exclusive jurisdiction of any state or federal court in the Borough of Manhattan, The City of New York for the purpose of any suit, action, proceeding or judgment relating to or arising out of this Agreement and to the laying of venue in the Borough of Manhattan The City of New York. The Borrower and the Lender each hereby irrevocably waives, to the fullest extent permitted by applicable law, any objection to the laying of the venue of any such suit, action or proceeding brought in the aforesaid courts and hereby irrevocably waives any claim that any such suit, action or proceeding brought in any such court has been brought in an inconvenient forum.

     (b) Borrower agrees that service of process in any such action or proceeding may be effected by mailing a copy thereof by registered or certified mail (or any substantially similar form of mail), postage prepaid, to the Borrower at its address set forth in subsection 10.7 or at such other address of which the Lender shall have been notified pursuant thereto. The Borrower further agrees that nothing herein shall affect the right to effect service of process in any other manner permitted by law or shall limit the right to sue in any other jurisdiction; and

     (c) The Borrower waives, to the maximum extent not prohibited by law, any right it may have to claim or recover in any legal action or proceeding referred to in this subsection any special, exemplary, punitive or consequential damages.

     Section 10.4 Confidentiality. The Lender agrees (on behalf of itself and each of its Affiliates, partners, officers, employees and representatives) to use its best efforts to keep confidential, in accordance with their customary procedures for handling confidential information of this nature and in accordance with commercially reasonable business practices, any Confidential Information; provided that nothing herein shall limit the disclosure of any such information (i) to the extent required by statute, rule, regulation or judicial process, (ii) to counsel for the Lender, (iii) to auditors or accountants, (iv) by the Lender to an Affiliate thereof, or (v) in connection with any litigation relating to enforcement of this Agreement; provided further, that, unless specifically prohibited by applicable law or court order, the Lender shall, prior to disclosure thereof, notify the Borrower of any request for disclosure of any Confidential Information (x) by any Governmental Authority or representative thereof or (y) pursuant to legal process.

     Section 10.5 Amendments and Waivers. (a) Any provision of this Agreement may be amended, modified, supplemented or waived, but only by a written amendment or supplement, or written waiver, signed by the Borrower and the Lender.

     (b) Except to the extent expressly set forth therein, any waiver shall be effective only in the specific instance and for the specific purpose for which such waiver is given.

     Section 10.6 Cumulative Rights; No Waiver. Each and every right granted to the Lender hereunder or under any other document delivered in connection herewith, or allowed it by law or equity, shall be cumulative and not exclusive and may be exercised from time to time. No failure on the part of the Lender to exercise, and no delay in exercising, any right will operate as a waiver thereof, nor will any single or partial exercise by the Lender of any right preclude any other or future exercise thereof or the exercise of any other right.

     Section 10.7 Notices. Any communication, demand or notice to be given hereunder will be duly given when delivered in writing or by telecopy to a party at its address as indicated below or such other address as such party may specify in a notice to the other party hereto. A communication, demand or notice given pursuant to this Agreement shall be addressed:

          If to the Borrower, to:

               Reckson Service Industries, Inc.
               225 Broadhollow Road
               Melville, New York  11747

               Telecopy:          (516) 719-7400

               Attention:         Chief Financial Officer

          If to the Lender, to:

               Reckson Operating Partnership, L.P.
               225 Broadhollow Road
               Melville, New York  11747

               Telecopy:          (516) 694-6900

               Attention:         Chief Financial Officer

          This Section 10.7 shall not apply to notices referred to in
Article II of this Agreement, except to the extent set forth therein.

     Section 10.8 Certain Acknowledgments. The Borrower hereby confirms and acknowledges that (a) the Lender does not have any fiduciary or similar relationship to the Borrower by virtue of this Agreement and the transactions contemplated herein and that the relationship established by this Agreement between the Lender and the Borrower is solely that of creditor and debtor and
(b) no joint venture exists between the Borrower and the Lender by virtue of this Agreement and the transactions contemplated herein.

     Section 10.9 Separability. In case any one or more of the provisions contained in this Agreement shall be invalid, illegal or unenforceable in any respect under any law, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby.

     Section 10.10 Parties in Interest. This Agreement shall be binding upon and inure to the benefit of the Borrower and the Lender and their respective successors and assigns, except that the Borrower may not assign any of its rights hereunder without the prior written consent of the Lender, and any purported assignment by the Borrower without such consent shall be void.

     Section 10.11 Execution in Counterparts . This Agreement may be executed in any number of counterparts and by the different parties hereto on separate counterparts, each of which when so executed and delivered shall be an original, but all the counterparts shall together constitute one and the same instrument.

          IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the date first above written.

                                     RECKSON SERVICE INDUSTRIES, INC.,
                                     as Borrower



                                     By:  /s/ Scott Rechler
                                         -------------------------------------
                                        Name:  Scott Rechler
                                        Title: President

                                     RECKSON OPERATING PARTNERSHIP, L.P.,
                                     as Lender


                                     By: RECKSON ASSOCIATES REALTY CORP.,
                                         its general partner

                                     By:  /s/ Mitchell D. Rechler
                                         -------------------------------------
                                         Name:  Mitchell D. Rechler
                                         Title: Executive Vice President

                              Exhibit 12.1

                     Reckson Associates Realty Corp.
                  Ratios of Earnings to Fixed Charges


The following table set forth the Company's consolidated ratios of earnings to fixed charges for the periods shown:

                                    June 3,   January    For the
For the years ended December 31,    1995 to   1, 1995    year ended
---------- ---------- ----------    December  to June    December
     1998       1997       1996     31, 1995  2, 1995    31, 1994
---------- ---------- ----------    --------- ---------- ------------

    2.11x      2.77x      2.72x        2.71x  1.02x (1)  $ 493,000 (1,2)

(1) Prior to completion of the IPO on June 2, 1995, the Company's predecessors operated in a manner as to minimize net taxable income to the owners. The IPO and the related formation transactions permitted the Company to deleverage its properties significantly, resulting in a significantly improved ratio of earnings to fixed charges.

(2) The excess of fixed charges over earnings amounted to approximately
$493,000.

The Company's consolidated ratio of earnings to fixed charges and preferred dividends and distributions for the year ended December 31, 1998 was 1.89x. The Company had no preferred capital outstanding prior to April 1998.

                              Exhibit 21.1

                     Reckson Associates Realty Corp.
                       Statement of Subsidiaries

Name                                  State of Organization
-----------------------------------   -----------------------
Reckson Operating Partnership, L.P    Maryland
Omni Partners, L.P.                   Delaware
Reckson FS Limited Partnership        Delaware
Reckson Morris industrial Trust       Maryland
Reckson Management Group, Inc.        New York
Reckson Construction Group, Inc.      New York
Reckson Short Hills, LLC              Delaware
Reckson / Stamford Towers, LLC        Delaware

                               EXHIBIT 23.0

                    RECKSON ASSOCIATES REALTY CORP.
                    CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement Form S-3 No. 333-67129 of Reckson Associates Realty Corp. of our report dated February 11, 1999, with respect to the consolidated financial statements and schedule of Reckson Associates Realty Corp. included in this Annual Report Form 10-K for the year ended December 31, 1998.

                                         Ernst & Young, LLP


New York, New York
March 16, 1999