Form 10-Q
period 1999-03-31
RECKSON ASSOCIATES REALTY CORP
filed 1999-05-14
CIK 930548

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

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

                           Yes  X   No

The company has only one class of common stock, issued at $.01 par value per share with 40,264,273 shares outstanding as of May 12, 1999.

                      RECKSON ASSOCIATES REALTY CORP.
                             QUARTERLY REPORT
               FOR THE THREE MONTHS ENDED MARCH 31, 1999
                             TABLE OF CONTENTS



INDEX

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets as of March 31, 1999 and December
          31, 1998 .....................................................    2

          Consolidated Statements of Income for the three months ended
          March 31, 1999 and 1998 ......................................    3

          Consolidated Statements of Cash Flows for the three months
          ended March 31, 1999 and 1998 ................................    4

          Notes to the Consolidated Financial Statements ...............    5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ........................................   13

Item 3.   Quantitative and Qualitative Disclosures abour Market Risk ...   24


PART II   OTHER INFORMATION ............................................


Item 1.   Legal Proceedings                                                25
Item 2.   Changes in Securities and Use of Proceeds                        25
Item 3.   Defaults Upon Senior Securities                                  25
Item 4.   Submission of Matters to a Vote of Securities Holders            25
Item 5.   Other Information                                                25
Item 6.   Exhibits and Reports on Form 8-K                                 25

SIGNATURES                                                                 25

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                  Reckson Associates Realty Corp.
                                    Consolidated Balance Sheets
                         (Dollars in thousands, except for share amounts)
                                                               March 31,     December 31,
                                                                 1999            1998
                                                            --------------  --------------
                                                              (Unaudited)
Assets:
Commercial real estate properties, at cost:
     Land                                                   $     213,410   $     212,540
     Building and improvements                                  1,391,893       1,372,549
Developments in progress:
     Land                                                          74,889          69,143
     Development costs                                             81,497          82,901
Furniture, fixtures and equipment                                   6,250           6,090
                                                            --------------  --------------
                                                                1,767,939       1,743,223
Less accumulated depreciation                                    (172,649)       (159,049)
                                                            --------------  --------------
                                                                1,595,290       1,584,174

Investment in real estate joint ventures                           18,492          15,104
Investment in mortgage notes and notes receivable                 106,288          99,268
Cash and cash equivalents                                          13,650           2,349
Tenants receivables                                                 2,254           5,159
Investments in and advances to affiliates                          61,269          53,329
Deferred rent receivable                                           24,309          22,526
Prepaid expenses and other assets                                  55,451          46,372
Contract and land deposits and pre-acquisition costs                1,620           2,253
Deferred leasing and loan costs                                    30,454          24,282
                                                            --------------  --------------
Total Assets                                                $   1,909,077   $   1,854,816
                                                            ==============  ==============

Liabilities:
Mortgage notes payable                                      $     254,246   $     253,463
Unsecured credit facility                                         180,100         465,850
Unsecured term loan                                                75,000          20,000
Senior unsecured notes                                            449,262         150,000
Accrued expenses and other liabilities                             37,130          48,565
Affiliate payables                                                  1,127           2,395
Dividends and distributions payable                                19,482          19,663
                                                            --------------  --------------
Total Liabilities                                               1,016,347         959,936
                                                            --------------  --------------

Commitments and other comments                                        ---             ---

Minority interests' in consolidated partnerships                   52,657          52,173
Preferred unit interest in the operating partnership               42,518          42,518
Limited partners' minority interest in the
operating partnership                                              93,113          94,125
                                                            --------------  --------------
                                                                  188,288         188,816
                                                            --------------  --------------
Stockholders' Equity:


Preferred Stock, $.01 par value, 25,000,000 shares
  authorized, 9,192,000 and 9,192,000 issued and
  outstanding, respectively                                            92              92
Common Stock, $.01 par value, 100,000,000 shares
  authorized, 40,066,964 and 40,035,419 shares  issued
  and outstanding, respectively                                       401             400
Additional paid in capital                                        703,949         705,572

                                                           --------------  --------------
Total Stockholders' Equity                                        704,442         706,064
                                                           --------------  --------------
Total Liabilities and Stockholders' Equity                  $   1,909,077   $   1,854,816
                                                            ==============  ==============

See accompanying notes to financial statements.

                                  Reckson Associates Realty Corp.
                                 Consolidated Statements of Income
                  (Unaudited and in thousands, except per share and share amounts)
                                                                  Three Months Ended
                                                                        March 31,
                                                            --------------------------------
                                                                  1999             1998
                                                            ---------------  ---------------
Revenues:
Base rents                                                  $       62,093   $$      47,034
Tenant escalations and reimbursements                                8,542            6,052
Equity in earnings of real estate joint ventures                       211              100
Equity (loss) in earnings of service companies                         166             (259)
Interest income on mortgage notes and notes
  receivable                                                         2,808            1,681
Other                                                                2,288              455
                                                            ---------------  ---------------
Total Revenues                                                      76,108           55,063
                                                            ---------------  ---------------
Expenses:
Property operating expenses                                         12,398            9,620
Real estate taxes                                                   10,101            8,003
Ground rents                                                           409              413
Marketing, general and administrative                                4,392            3,597
Interest                                                            13,943           10,527
Depreciation and amortization                                       15,091           10,806
                                                            ---------------  ---------------
Total Expenses                                                      56,334           42,966
                                                            ---------------  ---------------

Income before preferred dividends and
  distributions and minority interests'                             19,774           12,097

Minority partners' interests in consolidated
  partnerships                                                      (1,168)            (533)
Distributions to preferred unitholders                                (660)             ---
Limited partners' interest in the operating
  partnership                                                       (2,241)          (1,991)
                                                            ---------------  ---------------
Income before dividends to preferred shareholders                   15,705            9,573
Dividends to preferred shareholders                                 (4,381)             ---
                                                            ---------------  ---------------
Net income available to common shareholders                 $       11,324   $        9,573
                                                            ===============  ===============
Basic net income per weighted average common
  share                                                     $         0.28   $         0.25
                                                            ===============  ===============
Weighted average common shares outstanding                      40,049,079       38,182,577
Diluted net income per weighted average common              ===============  ===============
  share                                                     $         0.28   $         0.25
Diluted weighted average common shares                      ===============  ===============
  outstanding                                                   40,450,296       38,767,454
                                                            ===============  ===============

See accompanying notes to financial statements.

                                   Reckson Associates Realty Corp.
                                 Consolidated Statement of Cash Flows
                                    (Unaudited and in thousands)
                                                                    Three Months Ended
                                                                         March 31,
                                                              ------------------------------
                                                                   1999             1998
                                                              -------------     ------------
Cash flows from Operating Activities:
Net Income available to common shareholders                   $     11,324      $      9,573
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                    15,091            10,806
   Minority partners' interests in consolidated
     partnerships                                                    1,168               533
   Limited partners' interest in the operating
     partnership                                                     2,241             1,991
   Gain on sale of securities                                          ---               (43)
   Equity (loss) in earnings of service companies                     (166)              259
   Equity in earnings of real estate joint ventures                   (211)             (100)
   Distributions from a real estate joint venture                      ---               126
Changes in operating assets and liabilities:
  Tenant receivables                                                 2,905               993
   Escrow reserves                                                    (901)              ---
   Prepaid expenses and other assets                                (7,706)           (3,141)
   Deferred rents receivable                                        (1,783)           (1,526)
   Accrued expenses and other liabilities                           (8,278)           14,053
                                                              -------------     -------------
   Net cash provided by operating activities                        13,684            33,524
                                                              -------------     -------------
Cash Flows from Investing Activities:
   (Increase) decrease in contract deposits and
     pre-acquisition costs                                             520            (7,590)
   Purchase of commercial real estate properties                    (6,610)         (251,028)
   Interest receivables                                               (850)            1,246
   Investment in mortgage notes and notes
     receivable                                                     (6,170)            7,495
   Investment in real estate joint ventures                         (3,177)             (201)
   Investment in service companies                                     ---               565
   Additions to commercial real estate properties                  (17,610)           (5,743)
   Purchase of furniture, fixtures and equipment                       (85)             (328)
   Payment of leasing costs                                         (4,226)             (948)
   Proceeds  from sales of property and
     securities                                                        ---               809
                                                              -------------     -------------
   Net cash used in investing activities                           (38,208)         (255,723)
                                                              -------------     -------------
Cash Flows from Financing Activities:
   Proceeds from issuance of common stock
     net of issuance costs                                             471            37,472
   Principal payments on secured borrowings                           (867)             (566)
   Payment of loan costs                                            (2,606)              (10)
   Investments in and advances to affiliates                        (7,828)            7,106
   Proceeds from issuance of senior unsecured
     notes net of issuance costs                                   299,262               ---
   Proceeds from unsecured credit facilities                           ---           173,524
   Repayment of unsecured credit facilities                       (285,750)              ---
   Proceeds from unsecured term loan                                55,000               ---
   Distributions to minority partners' in
     consolidated partnerships                                        (684)             (449)
   Distributions to limited partners' in the
     operating partnership                                          (2,620)           (2,368)
   Distributions to preferred unit holders                            (660)              ---
   Dividends to common shareholders                                (13,512)          (12,147)
   Dividends of preferred shareholders                              (4,381)              ---
                                                              -------------     -------------
   Net cash provided by financing activities                        35,825           202,562
                                                              -------------     -------------
   Net (decrease) increase in cash and
     cash equivalents                                               11,301           (19,637)
  Cash and cash equivalents at beginning of period                   2,349            21,828
                                                              -------------     -------------
  Cash and cash equivalents at end of period                  $     13,650      $      2,191
                                                              =============     =============

See accompanying notes to financial statements.

                          Reckson Associates Realty Corp.
                 Notes to the Consolidated Financial Statements
                                  March 31, 1999
                                   (Unaudited)

1.     Organization and Formation of the Company

  Reckson Associates Realty Corp. (the "Company") was incorporated in Maryland in September 1994 and is the successor to the operations of the Reckson Group. In June, 1995 the Company completed an initial public offering of 7,038,000 shares (pre-split)of $.01 par value common stock (the "IPO"). The IPO price of $24.25 per common share (pre-split) resulted in gross offering proceeds of approximately $170,671,500. The Company also issued 400,000 shares (pre-split) in a concurrent offering to the Rechler family resulting in $9,700,000 in additional proceeds. The aggregate proceeds to the Company, net of underwriting discount, advisory fee and other offering expenses, were approximately $162,000,000.

  The Company became the sole general partner of Reckson Operating Partnership L.P. (the "Operating Partnership") by contributing substantially all of the net proceeds of the IPO, in exchange for an approximately 73% interest in the Operating Partnership. All properties acquired by the Company are held by or through the Operating Partnership. The Operating Partnership executed various option and purchase agreements whereby it issued 2,758,960 common units pre-split) of limited partnership interest in the Operating Partnership
("OP Units") to certain continuing investors and assumed approximately $163,438,000 of indebtedness (net of a minority interest mortgage)in exchange for interests in certain property partnerships, fee simple and leasehold interests in properties and development land, certain business assets of executive center entities and 100% of the non-voting preferred stock of the management and construction companies.

  As of March 31, 1999, the Company owned and operated 73 office properties comprising approximately 10.1 million square feet, 130 industrial properties comprising approximately 11.1 million square feet and two retail properties comprising approximately 20,000 square feet, located in the New York Tri-State area (the "Tri-State Area"). In addition, the Company owned or had contracted to acquire approximately 1,012 acres of land (including approximately 306 acres under option) in 20 separate parcels of which the Company can develop approximately 9.8 million square feet of industrial and office space. The Company also has invested approximately $46.8 million in certain mortgage notes encumbering four Class A office properties encompassing approximately 577,000 square feet, a 306 acre parcel of land located in New Jersey and in a note receivable secured by a partnership interest in Omni Partner's, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York.

  During 1997, the Company formed Reckson Service Industries, Inc. ("RSI") and Reckson Strategic Venture Partners, LLC ("RSVP"). The Operating Partnership owned a 95% non voting common stock interest in RSI through June 10, 1998. On June 11, 1998, the Operating Partnership distributed its 95% common stock interest in RSI of approximately $3 million to its owners, including the Company which, in turn, distributed the common stock of RSI received from the Operating Partnership to its stockholders. Additionally, during June 1998, the Operating Partnership established a credit facility with RSI (the "RSI Facility") in the amount of $100 million for RSI's service sector operations and other general corporate purposes. As of March 31, 1999 the Company had advanced $34.7 million under the RSI Facility. In addition, the Operating Partnership has approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture Real Estate Investment Trust ("REIT")-qualified investments or advances made to RSI under terms similar to the RSI Facility. As of March 31, 1999, approximately $24 million had been invested through the RSVP Commitment, of which $13.3 million represents RSVP-controlled joint venture REIT-qualified investments and $10.7 million
represents advances to RSI under the RSVP Commitment.   Such amounts have been
included in investment in real estate joint ventures and investments in and advances to affiliates, respectively, on the accompanying balance sheets. RSI serves as the managing member of RSVP. RSI invests in operating companies that generally provide commercial services to properties owned by the Company and its tenants and third parties. RSVP was formed to provide the Company with a research and development vehicle to invest in alternative real estate sectors. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus. RSVP's strategy is to identify and acquire interests in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as a platform for future growth.

    On January 6, 1998, the Company made its initial investment in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. In connection with the transaction the Morris Companies contributed 100% of their interests in certain industrial properties to Reckson Morris Operating Partnership, L. P. ("RMI") in exchange for operating partnership units in RMI. The Company has agreed to invest up to $150 million in RMI. As of March 31, 1999, the Company has invested approximately $95.5 million for an approximate 72.2% controlling interest. In addition, at March 31, 1999, the Company had advanced approximately $32.8 million to the Morris Companies primarily to fund certain construction costs related to development properties to be contributed to RMI. Such amounts have been included in investment in mortgage notes and notes receivable on the accompanying balance sheets.

  During July 1998, the Company formed Metropolitan Partners, LLC
("Metropolitan") for the purpose of acquiring Tower Realty Trust, Inc. ("Tower"). Tower owns and operates office properties located in New York City, Florida and Arizona. (See Note 10)

2.     Basis of Presentation

  The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership at March 31, 1999 and December 31, 1998 and the results of their operations and cash flows for the three months ended March 31, 1999 and 1998 respectively. The Operating Partnership's investments in Metropolitan, RMI and Omni Partner's, L.P. ("Omni") are reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partners' interest. The operating results of the service businesses currently conducted by Reckson Management Group, Inc., and Reckson Construction Group, Inc., are reflected in the accompanying financial statements on the equity method of accounting. The operating results of Reckson Executive Centers, L.L.C., ("REC"), a service business of the Operating Partnership were reflected in the accompanying financial statements on the equity method of accounting through March 31, 1998. On April 1, 1998, the Operating Partnership sold its 9.9% interest in REC to RSI for $200,000. Additionally, the operating results of RSI , were reflected in the accompanying financial statements on the equity method of accounting through June 10, 1998. On June 11, 1998 the Operating Partnership distributed its 95% common stock interest in RSI to its owners, including the Company which, in turn, distributed the common stock of RSI to its stockholders. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest, such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

  The minority interests at March 31, 1999 represent an approximate 16.1% limited partnership interest in the Operating Partnership, an approximate 27.8% interest in RMI, a convertible preferred interest in Metropolitan and a 40% interest in Omni.

  The accompanying interim unaudited financial statements have been prepared by the Company's management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim period are not necessarily indicative of the results that may be
expected for the year ending December 31, 1999.    These financial statements
should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10K for the year ended December 31, 1998.

  The Company intends to qualify as a REIT under Section 856 through 869 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company will not generally be subject to corporate Federal income taxes as long as it satisfies certain technical requirements of the Code relating to composition of its income and assets and requirements relating to distributions of taxable income to shareholders.

  In 1997, the Financial Accounting Standards Board ("FASB") issued the following Statements (i) Statement No. 128, "Earnings per Share("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements. The conversion of OP Units into common stock would not have a significant effect on per share amounts as the OP Units share proportionately with the common stock in the results of the Operating Partnership's operations. (ii) Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") which is effective for fiscal years beginning after December 15, 1997. SFAS 130 established standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this standard had no impact on the Company's financial position or results of operations. (iii) Statement No. 131 "Disclosures about segments of an Enterprise and Related Information" ("SFAS 131") which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this standard had no impact on the Company's financial position or results of operations but did effect the disclosure of segment information. See Note 9.

  Certain prior period amounts have been reclassified to conform to the current period presentation.

3.     Mortgage Notes Payable

  As of March 31, 1999, the Company had approximately $254.2 million of fixed rate mortgage notes which mature at various times between 1999 and 2012. The notes are secured by 22 properties and one parcel of land and have a weighted average interest rate of approximately 7.8%.

4.     Senior Unsecured Notes

  As of March 31, 1999, the Operating Partnership had outstanding approximately $449.3 million (net of issuance discounts)of senior unsecured notes (the
"Senior Unsecured Notes").     The following table sets forth the Operating
Partnership's Senior Unsecured Notes and other related disclosures (dollars in thousands):

     Issuance      Face Amount    Coupon Rate      Term         Maturity
  --------------  -------------   ------------  ----------   ---------------
  August 27, 1997 $    150,000      7.20%        10 years    August 28, 2007
  March 26, 1999  $    100,000      7.40%         5 years    August 15, 2004
  March 26, 1999  $    200,000      7.75%        10 years    March 15, 2009

     Interest on the Senior Unsecured Notes is payable semiannually with principal and unpaid interest due on the scheduled maturity dates. In addition, the five year and 10 year Senior Unsecured Notes issued on March 26, 1999 were issued at a discount of $172,000 and $566,000, respectively.

     Net proceeds of approximately $297.4 million received from the issuance of the March 26, 1999 Senior Unsecured Notes were used to repay outstanding borrowings under the Company's unsecured credit facility.

5.   Unsecured Credit Facility and Unsecured Term Loan

     As of March 31, 1999, the Company had a three year $500 million unsecured revolving credit facility (the "Credit Facility") from Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the credit facility bank group. Interest rates on borrowings under the Credit Facility are priced off of LIBOR plus a sliding scale ranging from 112.5 basis points to 137.5 basis points based on the leverage ratio of the Company. Upon the Company receiving an investment grade rating on its senior unsecured debt by two rating agencies, the pricing is adjusted to LIBOR plus a scale ranging from 65 basis points to 90 basis points depending upon the rating. On March 16, 1999 the Company received its second investment grade rating on its senior unsecured debt. As a result, the pricing under the Credit Facility was adjusted to LIBOR plus 90 basis points.

     The Credit Facility replaced and restructured the Company's existing $250 million unsecured credit facility and $200 million unsecured bridge facility. The Company utilizes the Credit Facility primarily to finance the acquisitions of properties and other real estate investments, fund its development activities and for working capital purposes. At March 31, 1999, the Company had availability under the Credit Facility to borrow an additional $293.8 million (net of $26.1 million of outstanding undrawn letters of credit).

     As of March 31, 1999, the Company had a one year $75 million unsecured term loan (the "Term Loan") from Chase Manhattan Bank. Interest rates on borrowings under the Term Loan are priced off of LIBOR plus 150 basis points for the first nine months and 175 basis points for the remaining three months. At March 31, 1999, the Company had $75 million outstanding under the Term Loan.

6.   Commercial Real Estate Investments

     During the three months ended March 31, 1999, the Company purchased approximately 68.1 acres of vacant land in Northern New Jersey for approximately $2.6 million which allows for approximately 1.1 million square feet of future development opportunities. In addition, RMI purchased 74.6 acres of vacant land for approximately $3.7 million which allows for approximately 1,000,000 square feet of future development opportunities.

7.   Stockholders' Equity

     On March 30, 1999 the Board of Directors declared a dividend of $.3375 per share of common stock payable on April 28, 1999 to its shareholders of record as of April 12, 1999. The dividend declared, which related to the three months ended March 31, 1999, is based upon an annual distribution of $1.35 per share.

     On March 30, 1999 the Board of Directors declared a dividend on its Series A Convertible Cumulative Preferred Stock of $.4766 per share payable on April 30, 1999 to stockholders of record on April 15, 1999. The dividend declared, which relates to the three months ended April 30, 1999 is based on an annual distribution of $1.906 per share.

  Basic net income per share was calculated using the weighted average number of shares outstanding of 40,049,079 and 38,182,577 for the three months ended March 31, 1999 and 1998, respectively.

  The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted earnings per weighted average common share and the computation of basic and diluted earnings per share as required by SFAS 128 (in thousands except for earnings per share data):

                                                                        Three Months Ended
                                                                              March 31,
                                                                 --------------------------------
                                                                       1999             1998
                                                                 ---------------  ---------------
Numerator:
     Income before dividends to preferred shareholders           $       15,705   $        9,573
     Dividends to preferred shareholders                                  4,381             ----
                                                                 ---------------  ---------------
     Numerator for basic and diluted earnings per share          $       11,324   $        9,573
                                                                 ===============  ===============

Denminator:
     Denominator for basic earnings per share-
         weighted-average shares                                         40,049           38,183
    Effect of dilutive securities:
        Employee stock options                                              401              584
                                                                 ---------------  ---------------

    Denominator for diluted earnings per share- adjusted
       weighted-average  shares and assumed conversion                   40,450           38,767
                                                                 ===============  ===============
Basic earnings per common share:
     Net income per common share                                 $         0.28   $         0.25
                                                                 ===============  ===============
Diluted earnings per common share:
    Diluted net income per common share                          $         0.28   $         0.25
                                                                 ===============  ===============



8.  Supplemental Disclosure of Cash Flow Information (in thousands)
                                                                        Three Months Ended
                                                                              March 31,
                                                                 --------------------------------
                                                                        1999             1998
                                                                 ---------------  ---------------
Cash paid during the period for interest                         $       13,329   $        7,957
                                                                 ===============  ===============
Interest capitalized during the period                           $        2,311   $        1,524
                                                                 ===============  ===============

9.   Segment Disclosure

     The Company owns all of the interests in its real estate properties by or through the Operating Partnership. The Company's portfolio consists of Class A suburban office and industrial properties located and operated in four divisions within the Tri-State Area. In addition, the Company's portfolio also includes 23 industrial properties owned by RMI. Each of the divisions and RMI have a managing director who reports directly to the Chief Operating Officer and Chief Financial Officer who have been identified as the Chief Operating Decision Makers ("CODM") because of their final authority over resource allocation, decisions and performance assessment.

     The CODM evaluate the Company's operating performance based on geographic area. In addition, as the Company expects to meet its short term liquidity requirements in part through the Credit Facility and Term Loan, interest incurred on borrowings under the Credit Facility and Term Loan is not considered as part of property operating performance. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

     The following table sets forth the components of the Company's revenues and expenses and other related disclosures as required by SFAS 131 for the three months ended March 31, 1999 and 1998 (in thousands):

                                                                            March 31, 1999
                                          --------------------------------------------------------------------------------------
                                           Long        West-       New         Southern                              Consolidated
                                           Island      chester     Jersey      Conn.         RMI           Other        Total
                                          ----------  ----------  ----------  ------------  ------------  ----------  -----------
Revenues:
  Base rents                              $  26,812   $  14,255   $  10,772   $     6,397   $     3,857   $     ---   $   62,093
  Tenant escalations and
    reimbursements                            3,203       2,303       1,387           893           756         ---        8,542
  Equity in earnings of real
    estate joint ventures                       ---         ---         ---           ---           ---         211          211
  Equity in earnings of service
    companies                                   ---         ---         ---           ---           ---         166          166
  Interest income on mortgage
    notes and notes receivable                  ---         ---         ---           ---           ---       2,808        2,808
  Other income                                   53           3           7             6             2       2,217        2,288
                                          ----------  ----------  ----------  ------------  ------------  ----------  -----------
Total Revenues                               30,068      16,561      12,166         7,296         4,615       5,402       76,108
                                          ----------  ----------  ----------  ------------  ------------  ----------  -----------
Expenses:
  Property operating expenses                 5,003       3,823       1,864         1,570           138         ---       12,398
  Real estate taxes                           5,406       2,107       1,388           587           613         ---       10,101
  Ground rents                                  396         ---          13           ---           ---         ---          409
  Marketing, general and
    administrative                            1,799         981         665           497           131         319        4,392
  Interest                                    2,435       1,146           4           974           277       9,107       13,943
  Depreciation and amortization               6,245       3,004       2,141         1,391         1,080       1,230       15,091
                                          ----------  ----------  ----------  ------------  ------------  ----------  -----------
Total Expenses                               21,284      11,061       6,075         5,019         2,239      10,656       56,334
                                          ----------  ----------  ----------  ------------  ------------  ----------  -----------
Income before preferred
  dividends and distributions
  and minority interests's                $   8,784   $   5,500   $   6,091   $     2,277   $     2,376   $  (5,254)  $   19,774
                                          ==========  ==========  ==========  ============  ============  ==========  ===========
Total Assets                              $ 523,486   $ 404,988   $ 335,651   $   170,961   $   159,873   $ 314,118   $1,909,077
                                          ==========  ==========  ==========  ============  ============  ==========  ===========

                                                                           March 31, 1998
                                          --------------------------------------------------------------------------------------
                                           Long        West-       New         Southern                             Consolidated
                                           Island      chester     Jersey      Conn.         RMI           Other        Total
                                          ----------  ----------  ----------  ------------  ------------  ----------  ----------
Revenues:
  Base rents                              $  24,257   $   8,923   $   6,709   $     4,451   $     2,694   $     ---   $  47,034
  Tenant escalations and
    reimbursements                            3,046         964         751           760           531         ---       6,052
  Equity in earnings of real
    estate joint ventures                       ---         ---         ---           ---           ---         100         100
  Equity in loss of service
    companies                                   ---         ---         ---           ---           ---        (259)       (259)
  Interest income on mortgage
    notes and notes receivable                  ---         ---         ---           ---           ---       1,681       1,681
  Other income                                   28           1           4           ---           ---         422         455
                                          ----------  ----------  ----------  ------------  ------------  ----------  ----------
Total Revenues                               27,331       9,888       7,464         5,211         3,225       1,944      55,063
                                          ----------  ----------  ----------  ------------  ------------  ----------  ----------
Expenses:
  Property operating expenses                 5,134       2,395         780         1,234            77         ---       9,620
  Real estate taxes                           4,894       1,351         808           485           465         ---       8,003
  Ground rents                                  413         ---         ---           ---           ---         ---         413
  Marketing, general and
    administrative                            1,775         359         288           309           100         766       3,597
  Interest                                    2,324         162         ---           986           255       6,800      10,527
  Depreciation and amortization               5,254       1,796       1,463           832           757         704      10,806
                                          ----------  ----------  ----------  ------------  ------------  ----------  ----------
Total Expenses                               19,794       6,063       3,339         3,846         1,654       8,270      42,966
                                          ----------  ----------  ----------  ------------  ------------  ----------  ----------
Income before preferred
  dividends and distributions
  and minority interests's                $   7,537   $   3,825   $   4,125   $     1,365   $     1,571   $  (6,326)  $  12,097
                                          ==========  ==========  ==========  ============  ============  ==========  ==========

10.  Commitments and other comments

     In July 1998, the Company formed a joint venture, Metropolitan Partners LLC, a Delaware limited liability company ("Metropolitan"), with Crescent Real Estate Equities Company, a Texas real estate investment trust ("Crescent"). Pursuant to a merger agreement executed on July 9, 1998 and amended and restated on August 11, 1998 (the "Initial Merger Agreement") between Metropolitan, the Company, Crescent and Tower Realty Trust, Inc., a Maryland corporation ("Tower"), Metropolitan agreed, subject to the terms and conditions of the Merger Agreement, to purchase the common stock of Tower.

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

     On December 8, 1998, the Company, Metropolitan and Tower executed a revised merger agreement (the "Revised Merger Agreement"), pursuant to which Tower will be merged (the "Merger") into Metropolitan, with Metropolitan surviving the Merger. Concurrently with the Merger, Tower Realty Operating Partnership, L.P. ("Tower OP") will be merged with and into a subsidiary of Metropolitan. The consideration to be issued in the mergers will be comprised of (i) 25% cash and
(ii) 75% of shares of Class B Exchangeable Common Stock, par value $.01 per share, of the Company (the "Class B Common Stock"), or in certain circumstances described below, shares of Class B Common Stock and unsecured notes of the Operating Partnership. The Company controls Metropolitan and owns 100% of the common equity; Crescent owns a preferred equity investment in Metropolitan.
The Revised Merger Agreement replaces the Initial Merger Agreement (which at that time was a 50/50 joint venture between the Company and Crescent) relating to the acquisition by Metropolitan of Tower for $24 per share.

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

     The Company has engaged brokers to, and anticipates that it will dispose of the Tower properties located outside the New York City metropolitan area. In addition, the Company has entered into an agreement to sell four of Tower's non-Class A New York City properties, comprising approximately 701,000 square feet, for approximately $84.5 million. The sale of the four properties is expected to be completed immediately prior to the completion of the merger.

     The Company and Tower have each scheduled special meetings of their stockholders for May 24, 1999 to consider approvals for the proposed merger.
In addition, the Company anticipates that to the extent the necessary approvals are attained at Tower's meeting of stockholders, the acquisition of Tower will close on or about such date. There can be no assurance that such approval will be obtained.

11.  Subsequent Events

     On May 10, 1999, the Company announced that it had entered an agreement to acquire a first mortgage note secured by a 1.4 million square foot Class A office building located at 919 Third Avenue in New York City for a purchase price of approximately $277.5 million. In addition, the Company also announced that it had agreed to sell $150 million of convertible preferred stock. Both transactions are expected to close in early June 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements of Reckson Associates Realty Corp. (the "Company") and related notes thereto.

     The Company considers certain statements set forth herein to be forward-looking statements within the meaning of Section 27A or the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Company's expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the timing and success of acquisitions, the financing of the Company's operations, the ability to lease vacant space and the ability to renew or relet space under expiring leases, involve certain risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Company can give no assurance that its expectation will be achieved. Certain factors that might cause the results of the Company to differ materially from those indicated by such forward-looking statements include, among other factors, general economic conditions, general real estate industry risks, tenant default and bankruptcies, loss of major tenants, the impact of competition and acquisition, redevelopment and development risks, the ability to finance business opportunities and local real estate risks such as an oversupply of space or a reduction in demand for real estate in the Company's real estate markets. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's current operating and development plans and estimates. These plans and estimates are subject to revisions from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

Overview and Background

     The Company is a self-administered and self managed real estate investment trust ("REIT") specializing in the acquisition, leasing, financing, management and development of office and industrial properties. The Company's growth strategy is focused on the suburban markets surrounding New York City. Since completion of its initial public offering in May 1995, the Company has acquired approximately $1.14 billion of properties comprising approximately 12.8 million square feet of space.

     The Company owns all of the interests in its real properties through Reckson Operating Partnership, L.P. (the "Operating Parntership"). As of March 31, 1999, the Company owned and operated 73 office properties comprising approximately 10.1 million square feet, 130 industrial properties comprising approximately 11.1 million square feet and two retail properties comprising approximately 20,000 square feet, located in the New York Tri-State area. In addition, the Company owned or had contracted to acquire approximately 1,012 acres of land (including approximately 306 acres under option) in 20 separate parcels of which the Company can develop approximately 9.8 million square feet of industrial and office space. The Company also has invested approximately $46.8 million in certain mortgage notes encumbering four Class A office properties encompassing approximately 577,000 square feet, a 306 acre parcel of land located in New Jersey and in a note receivable secured by a partnership interest in Omni Partner's, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York.

     During 1997, the Company formed Reckson Service Industries, Inc. ("RSI") and Reckson Strategic Venture Partners, LLC ("RSVP"). The Operating Partnership owned a 95% non voting common stock interest in RSI through June 10, 1998. On June 11, 1998, the Operating Partnership distributed its 95% common stock interest in RSI of approximately $3 million to its owners, including the Company which, in turn, distributed the common stock of RSI received from the Operating Partnership to its stockholders. Additionally, during June 1998, the Operating Partnership established a credit facility with RSI (the"RSI Facility") in the amount of $100 million for RSI's service sector operations and other general
corporate purposes.   As of March 31, 1999, the Company had advanced $34.7
million under the RSI Facility. In addition, the Operating Partnership has approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT-qualified investments or advances made to RSI under terms similar to the RSI Facility.
As of March 31, 1999, approximately $24 million had been invested through the RSVP Commitment, of which $13.3 million represents RSVP-controlled joint venture REIT-qualified investments and $10.7 million represents advances to RSI under
the RSVP Commitment.   Such amounts have been included in investment in real
estate joint ventures and investments in and advances to affiliates, respectively, on the Company's balance sheets. RSI serves as the managing member of RSVP. RSI invests in operating companies that generally provide commercial services to properties owned by the Company and its tenants and third parties. RSVP was formed to provide the Company with a research and development vehicle to invest in alternative real estate sectors. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus. RSVP's strategy is to identify and acquire interests in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as a platform for future growth.

     The Operating Partnership and RSI have entered into an intercompany agreement (the "Reckson Intercompany Agreement") to formalize their relationship and to limit conflicts of interest. Under the Reckson Intercompany Agreement, RSI granted the Operating Partnership a right of first opportunity to make any REIT -qualified investment that becomes available to RSI. In addition, if a REIT -qualified investment opportunity becomes available to an affiliate of RSI, including RSVP, the Reckson Intercompany Agreement requires such affiliate to allow the Operating Partnership to participate in such opportunity to the extent of RSI's interest.

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

     On January 6, 1998, the Company made its initial investment in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. In connection with the transaction the Morris Companies contributed 100% of their interests in certain industrial properties to Reckson Morris Operating Partnership, L. P. ("RMI") in exchange for operating partnership units in RMI. The Company has agreed to invest up to $150 million in RMI. As of March 31, 1999, the Company has invested approximately $95.5 million for an approximate 72.2% controlling interest. In addition, at March 31, 1999, the Company had advanced approximately $32.8 million to the Morris Companies primarily to fund certain construction costs related to development properties to be contributed to RMI.

     In July 1998, the Company formed a joint venture, Metropolitan Partners LLC, a Delaware limited liability company ("Metropolitan"), with Crescent Real Estate Equities Company, a Texas real estate investment trust ("Crescent"). Pursuant to a merger agreement executed on July 9, 1998 and amended and restated on August 11, 1998 (the "Initial Merger Agreement") between Metropolitan, the Company, Crescent and Tower Realty Trust, Inc., a Maryland corporation ("Tower"), Metropolitan agreed, subject to the terms and conditions of the Merger Agreement, to purchase the common stock of Tower.

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

     On December 8, 1998, the Company, Metropolitan and Tower executed a revised merger agreement (the "Revised Merger Agreement"), pursuant to which Tower will be merged (the "Merger") into Metropolitan, with Metropolitan surviving the Merger. Concurrently with the Merger, Tower Realty Operating Partnership, L.P. ("Tower OP") will be merged with and into a subsidiary of Metropolitan. The consideration to be issued in the mergers will be comprised of (i) 25% cash and
(ii) 75% of shares of Class B Exchangeable Common Stock, par value $.01 per share, of the Company (the "Class B Common Stock"), or in certain circumstances described below, shares of Class B Common Stock and unsecured notes of the Operating Partnership. The Company controls Metropolitan and owns 100% of the common equity; Crescent owns a preferred equity investment in Metropolitan.
The Revised Merger Agreement replaces the Initial Merger Agreement (which at that time was a 50/50 joint venture between the Company and Crescent) relating to the acquisition by Metropolitan of Tower for $24 per share.

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

     The Company has engaged brokers to, and anticipates that it will dispose of the Tower properties located outside the New York City metropolitan area. In addition, the Company has entered into an agreement to sell four of Tower's non-Class A New York City properties, comprising approximately 701,000 square
feet, for approximately $84.5 million.   The sale of the four properties is
expected to be completed immediately prior to the completion of the merger.

     The Company and Tower have each scheduled special meetings of their stockholders for May 24, 1999 to consider approvals for the proposed merger.
In addition, the Company anticipates that to the extent the necessary approval are attained at Tower's meeting of stockholders, the acquisition of Tower will close on or about such date. There can be no assurance that such approval will be obtained.

     On August 27, 1998 the Company announced the formation of a joint venture with RSVP and the Dominion Group, an Oklahoma-based, privately-owned group of companies that focuses on the development, acquisition and ownership of government occupied office buildings and correctional facilities. The new venture, Dominion Properties LLC (the "Venture"), is owned by Dominion Venture Group LLC, and by a subsidiary of the Company. The Venture will engage primarily in acquiring, developing and/or owning government-occupied office buildings and privately operated correctional facilities. Under the Venture's operating agreement, RSVP is to invest up to $100 million, some of which may be invested by a subsidiary of the Company ( the "RSVP Capital"). The initial contribution of RSVP Capital was approximately $39 million of which approximately $10.1 million was invested by a subsidiary of the Company.
During the three months ended March 31, 1999, the Company's subsidiary made additional capital contributions totaling approximately $3.2 million for a total investment of approximately $13.3 million. The Company's subsidiary funded its capital contributions through the RSVP Commitment. In addition, during 1998, the Company advanced approximately $2.9 million to RSI through the RSVP Commitment for an investment in RSVP which was then invested on a joint venture basis with the Dominion Group in certain service business activities related to the real estate activities.

     On May 10, 1999, the Company announced that it had entered an agreement to acquire a first mortgage note secured by a 1.4 million square foot Class A office building located at 919 Third Avenue in New York City for a purchase price of approximately $277.5 million which the Company anticipates will be drawn, in part, from an advance under the Company's unsecured credit facility. In addition, the Company also announced that it had agreed to sell $150 million of convertible preferred stock. Both transactions are expected to close in early June 1999.

     The market capitalization of the Company at March 31, 1999 was approximately $2.2 billion. The Company's market capitalization is based on the market value of the Company's common stock and common units of limited partnership interest in the Operating Partnership ("OP Units")(assuming conversion) of $20.56 per share/unit (based on the closing price of the Company's common stock on March 31, 1999, the Company's preferred stock of $25 per share, the Operating Partnership's preferred units of $1,000 per unit and the $934.2 million (including its share of joint venture debt and net of minority partners' interests) of debt outstanding at March 31, 1999. As a result, the Company's total debt to total market capitalization ratio at March 31, 1999 equaled approximately 42.7%.

Results  of Operations

     The Company's total revenues increased by $21 million or 38.2 % for the three months ended March 31, 1999 as compared to the 1998 period. The growth in total revenues is substantially attributable to the Company's acquisition of 45 properties comprising approximately 7.0 million square feet and the development of two properties comprising approximately 147,000 square feet. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $17.5 million or 33.1% for the three months ended March 31, 1999 as compared to the 1998 period. The 1999 increase in Property Operating Revenues is comprised of approximately $1.7 million attributable to increases in rental rates and changes in occupancies and approximately $15.8 million attributable to the acquisitions and development of properties. The remaining balance of the increase in total revenues in 1999 is primarily attributable to interest income on the Company's investments in mortgage notes and notes receivable. The Company's base rent was increased by the impact of the straight-line rent adjustment by $1.4 million for the three months ended March 31, 1999 as compared to $1.5 million for the 1998 period.

     Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $4.9 million or 27.0% for the three months ended March 31, 1999 as compared to the 1998 period. These increases are primarily due to the acquisition of properties. Gross operating margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for 1999 and 1998 were 67.6% and 66%, respectively. The increase in gross operating margins reflects increases realized in rental rates, the Company's ability to realize certain operating efficiencies as a result of operating a larger portfolio of properties with concentrations of properties in office and industrial parks or in its established sub-markets, and increased ownership of net leased properties.

     Marketing, general and administrative expenses increased by $795,000 for the three months ended March 31, 1999 as compared to the 1998 period. The increase is due to the increased costs of managing the acquisition properties and the increase in corporate management and administrative costs associated with the growth of the Company. Marketing, general and administrative expenses as a percentage of total revenues were 5.8 % for the three months ended March 31, 1999 as compared to 6.5% for the 1998 period.

     Interest expense increased by $3.4 million for the three months ended March 31, 1999 as compared to the 1998 period. The increase is attributable to an increased cost attributable to an increased average balance on the Company's Credit Facility and Term Loan. The weighted average balance outstanding on the Company's Credit Facility and Term Loan was $506.8 million for the three months ended March 31, 1999 as compared to $316 million for the 1998 period.

Liquidity and Capital Resources

     In June 1995, the Company completed an initial public offering of 7,438,000 shares (pre-split) of its common stock at $24.25 per share (pre-split). Net proceeds to the Company were approximately $162 million. During the three year period ended December 31, 1998, the Company completed six add-on offerings aggregating approximately 24,306,000 shares (split-adjusted) of its common stock (the "Add-on Offerings") resulting in net proceeds to the Company of approximately $481.4 million. Proceeds from the Add-on Offerings were primarily used to repay borrowings under the credit facilities and to fund the purchase of commercial real estate properties.

     During April 1998, the Company completed a preferred stock offering and sold 9,200,000 shares of 7.625% Series A Convertible Cumulative Preferred Stock at a price of $25.00 per share. Net proceeds from the offering were approximately $220.8 million and were used to repay borrowings under the credit facilities. The preferred stock is convertible to the Company's common stock at a conversion rate of .8769 shares of common stock for each share of preferred stock. Additionally, in connection with the acquisition of six office properties and the remaining 50% interest in a 365,000 square foot vacant office building located in the Westchester County, the Company issued series B, C and D preferred operating units in the amount of approximately $42.5 million. The series B, C and D preferred units have a current distribution rate of 6.25% and are convertible to common units at conversion prices of approximately $32.51, $29.39 and $29.12, respectively for each preferred unit.

     On March 26, 1999, the Operating Partnership issued $100 million of 7.4% senior unsecured notes due March 15, 2004 and $200 million of 7.75% senior unsecured notes due March 15, 2009. Net proceeds of approximately $297.4 million were used to repay outstanding borrowings under the Company's unsecured credit facility.

     As of March 31, 1999 the Company had a three year $500 million unsecured revolving credit facility (the "Credit Facility") with Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the credit facility bank group. Interest rates on borrowings under the Credit Facility are priced off of LIBOR plus a sliding scale ranging from 112.5 basis points to 137.5 basis points based on the leverage ratio of the Company. Upon the Company receiving an investment grade rating on its senior unsecured debt by two rating agencies, the pricing is adjusted to LIBOR plus a scale ranging from 65 basis points to 90 basis points depending upon the rating. On March 16, 1999 the Company received its second investment grade rating on its senior unsecured debt. As a result, the pricing under the Credit Facility was adjusted to LIBOR plus 90 basis points.

     The Credit Facility replaced the Company's existing $250 million unsecured credit facility and $200 million unsecured bridge facility. The Company utilizes the Credit Facility primarily to finance the acquisitions of properties and other real estate investments, fund its development activities and for working capital purposes. At March 31, 1999, the Company had availability under the Credit Facility to borrow an additional $293.8 million (net of $26.1 million of outstanding undrawn letters of credit).

     In addition, as of March 31, 1999, the Company had a one year $75 million unsecured term loan (the "Term Loan") from Chase Manhattan Bank. Interest rates on borrowings under the Term Loan are priced off of LIBOR plus 150 basis points for the first nine months and 175 basis points for the remaining three months. At March 31, 1999, the Company had $75 million outstanding under the Term Loan.

     The Company's indebtedness at March 31, 1999 totaled $934.2 million (including its share of joint venture debt and net of minority partners' interests) and was comprised of $176.4 million outstanding under the Credit Facility, $75 million outstanding under the Term Loan, $449.3 million of senior unsecured notes and approximately $233.5 million of mortgage indebtedness.
Based on the Company's total market capitalization of approximately $2.2 billion at March 31, 1999 (calculated based on the market value of the Company's common stock and OP Units, assuming conversion, the stated value of the Company's preferred stock and the stated value of the Operating Partnership's preferred units), the Company's debt represented approximately 42.7 % of its total market capitalization.

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

SUPPLEMENTAL INFORMATION ON CAPITAL EXPENDITURES, TENANT IMPROVEMENT AND LEASING COMMISSIONS

The following table summarizes the expenditures incurred for non-incremental capital expenditures, tenant improvements and leasing commissions for the Company's office and industrial properties for the three month period ended March 31, 1999 and the historical average of such non-incremental capital expenditures, tenant improvements and leasing commissions for the years 1995 through 1998.

Non-Incremental Revenue Generating Capital Expenditures
                                                                                                     Three
                                                                                                     Months
                                                                                                     Ended
                                                                                       1995 -1998    March 31,
                                       1995         1996         1997         1998      Average      1999
                                  ------------------------------------------------------------------------------
Office Properties
     Total                           $364,545     $375,026   $1,108,675   $2,004,976     $963,305      $443,726
     Per Square Foot                     0.19         0.13         0.22         0.23         0.19          0.05

Industrial Properties
     Total                           $290,457     $670,751     $733,233   $1,205,266     $724,927      $197,800
     Per Square Foot                     0.08         0.18         0.15         0.12         0.13          0.02

Non-Incremental Revenue Generating Tenant Improvements and Leasing Commissions
                                                                                                     Three
                                                                                                     Months
                                                                                                     Ended
                                                                                       1995 -1998    March 31,
                                         1995         1996         1997         1998    Average      1999
                                  ------------------------------------------------------------------------------
Long Island Office Properties
     Tenant Improvements             $452,057     $523,574     $784,044   $1,140,251     $724,982      $117,592
     Per Square Foot Improved            4.44         4.28         7.00         3.98         4.92          2.77
     Leasing Commissions             $144,925     $119,047     $415,822     $418,191     $274,496       $24,956
     Per Square Foot Leased              1.42         0.97         4.83         1.46         2.17          0.59
                                  ------------ ------------ ------------ ------------ ------------ -------------
     Total Per Square Foot              $5.86        $5.25       $11.83        $5.44        $7.09         $3.36
                                  ============ ============ ============ ============ ============ =============


Westchester Office Properties
     Tenant Improvements              N/A         $834,764   $1,211,665     $711,160     $961,413      $257,006
     Per Square Foot Improved         N/A             6.33         8.90         4.45         6.67          4.48
     Leasing Commissions              N/A         $264,388     $366,257     $286,150     $326,204       $96,672
     Per Square Foot Leased           N/A             2.00         2.69         1.79         2.24          1.69
                                  ------------ ------------ ------------ ------------ ------------ -------------
     Total Per Square Foot            N/A            $8.33       $11.59        $6.24        $8.91         $6.17
                                  ============ ============ ============ ============ ============ =============

Connecticut Office Properties <F1>
     Tenant Improvements              N/A          $58,000   $1,022,421     $202,880     $570,356        $9,400
     Per Square Foot Improved         N/A            12.45        13.39         5.92         9.66          5.00
     Leasing Commissions              N/A               $0     $256,615     $151,063     $181,190       $10,810
     Per Square Foot Leased           N/A             0.00         3.36         4.41         3.89          5.75
                                  ------------ ------------ ------------ ------------ ------------ -------------
     Total Per Square Foot            N/A           $12.45       $16.75       $10.33       $13.55        $10.75
                                  ============ ============ ============ ============ ============ =============

New Jersey Office Properties
     Tenant Improvements              N/A          N/A          N/A         $654,877     $654,877       $35,661
     Per Square Foot Improved         N/A          N/A          N/A             3.78         3.78          2.24
     Leasing Commissions              N/A          N/A          N/A         $396,127     $396,127       $44,263
     Per Square Foot Leased           N/A          N/A          N/A             2.08         2.08          2.33
                                  ------------ ------------ ------------ ------------ ------------ -------------
     Total Per Square Foot            N/A          N/A          N/A            $5.86        $5.86         $4.57
                                  ============ ============ ============ ============ ============ =============

Industrial Properties
     Tenant Improvements             $210,496     $380,334     $230,466     $283,842     $276,285      $120,797
     Per Square Foot Improved            0.90         0.72         0.55         0.76         0.73          0.77
     Leasing Commissions             $107,351     $436,213      $81,013     $200,154     $206,183      $101,144
     Per Square Foot Leased              0.46         0.82         0.19         0.44         0.48          0.65
                                  ------------ ------------ ------------ ------------ ------------ -------------
     Total Per Square Foot              $1.36        $1.54        $0.74        $1.20        $1.21         $1.42
                                  ============ ============ ============ ============ ============ =============

<F1>
1995 - 1998 average weighted to reflect October 1996 acquisition date

LEASE EXPIRATIONS

The following table sets forth scheduled lease expirations for executed leases as of March 31, 1999:

Long Island Office Properties (excluding Omni):
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                     29      100,940          3.6%      $20.97       $22.67
2000                     43      261,463          9.2%      $21.67       $23.36
2001                     38      182,621          6.4%      $22.14       $24.03
2002                     34      267,982          9.5%      $22.35       $24.04
2003                     52      328,196         11.6%      $21.81       $23.17
2004                     30      205,908          7.2%      $22.74       $25.52
2005 and thereafter      76    1,487,111         52.5%         ---          ---
                     ------- ------------ ------------
Total                   302    2,834,221        100.0%
                     ======= ============ ============

<F1>    Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>    Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Omni:
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                   ---           ---          ---          ---          ---
2000                      4       60,316         10.3%      $31.71       $36.60
2001                      4       32,680          5.6%      $27.36       $33.51
2002                      4      129,351         22.2%      $24.78       $27.11
2003                      5       72,530         12.4%      $29.56       $29.59
2004                      4      112,414         19.3%      $25.96       $33.08
2005 and thereafter       7      176,358         30.2%         ---          ---
                     ------- ------------ ------------
Total                    28      583,649        100.0%
                     ======= ============ ============

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Industrial Properties:
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                     31      384,916          7.1%       $7.78        $5.95
2000                     30    1,105,940         20.3%       $4.84        $5.19
2001                     33      916,798         16.8%       $5.86        $6.80
2002                     25      151,396          2.8%       $6.60        $7.36
2003                     31      726,459         13.3%       $5.26        $6.06
2004                     23      506,458          9.3%       $6.59        $7.15
2005 and thereafter      33    1,664,889         30.4%         ---          ---
                     ------- ------------ ------------
Total                   206    5,456,856        100.0%
                     ======= ============ ============

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Research and Development Properties:
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                      9       98,324          7.7%       $8.10        $8.90
2000                      7      111,040          8.7%       $8.20        $8.58
2001                      7       96,120          7.5%      $11.61       $12.43
2002                      3       67,967          5.3%      $10.54       $13.09
2003                      4      271,042         21.2%       $5.38        $5.25
2004                      6      105,303          8.2%      $11.94       $13.20
2005 and thereafter      10      530,321         41.4%         ---          ---
                     ------- ------------ ------------
Total                    46    1,280,117        100.0%
                     ======= ============ ============

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Westchester Office Properties:
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                     35      173,522          6.2%      $18.65       $19.00
2000                     47      478,385         17.1%      $23.14       $22.95
2001                     46      334,819         12.0%      $21.77       $21.82
2002                     45      434,562         15.5%      $20.79       $20.20
2003                     35      245,108          8.8%      $21.80       $22.93
2004                     18      104,457          3.7%      $20.00       $20.21
2005 and thereafter      36    1,024,317         36.7%         ---          ---
                     ------- ------------ ------------
Total                   262    2,795,170        100.0%
                     ======= ============ ============

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Stamford Office Properties:
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                     12       26,500          2.5%      $22.81       $22.99
2000                     27      114,569         11.1%      $22.14       $22.51
2001                     21      100,942          9.7%      $24.01       $25.05
2002                     16       93,788          9.1%      $26.96       $28.17
2003                     16       99,052          9.6%      $31.71       $32.46
2004                     15      201,091         19.4%      $20.77       $21.29
2005 and thereafter      23      399,020         38.6%         ---          ---
                     ------- ------------ ------------
Total                   130    1,034,962        100.0%
                     ======= ============ ============

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

New Jersey Office Properties:
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                     13      195,326         11.2%      $18.43       $19.86
2000                     37      331,347         18.9%      $22.50       $22.63
2001                     24      272,182         15.6%      $18.02       $18.04
2002                     19      164,874          9.4%      $19.99       $20.11
2003                     18      327,593         18.7%      $18.11       $18.13
2004                     11      112,259          6.4%      $21.83       $21.67
2005 and thereafter      16      345,796         19.8%         ---          ---
                     ------- ------------ ------------
Total                   138    1,749,377        100.0%
                     ======= ============ ============

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Reckson / Morris Industrial
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                      8      465,286         15.3%       $4.02        $4.10
2000                      6      173,768          5.7%       $5.14        $5.31
2001                      1      243,751          8.0%       $7.50        $7.69
2002                      1      610,949         20.1%       $3.75        $3.96
2003                      4      195,416          6.4%       $4.49        $4.78
2004                      4      143,790          4.7%       $4.58        $5.19
2005 and thereafter       8    1,211,594         39.8%         ---          ---
                     ------- ------------ ------------
Total                    32    3,044,554        100.0%
                     ======= ============ ============

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Inflation

     The office leases generally provided for fixed base rent increases or indexed escalations. In addition, the office leases provide for separate escalations of real estate taxes and electric costs over a base amount. The industrial leases generally provide for fixed base rent increases, direct pass through of certain operating expenses and separate real estate tax escalations over a base amount. The Company believes that inflationary increases in expenses will be offset by contractual rent increases and expense escalations described above. The Credit Facility and Term Loan bear interest at a variable rate, which will be influenced by changes in short-term interest rates, and is sensitive to inflation.

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

     To date, the Company has expended approximately $750,000 and expects to expend an additional $500,000 in connection with upgrading building management, mechanical and computer systems. The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and costs of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

     The following table presents the Company's FFO calculation (unaudited and in thousands, except per share/unit data):

                                                      Three  Months Ended
                                                            March 31,
                                                  -------------------------------
                                                       1999              1998
                                                  -------------     -------------
Net income available to common shareholders       $     11,324      $      9,573
Adjustments for Funds from Operations:
Add:
Real Estate depreciation and amortization               14,689            10,606
Minority partners' interests in consolidated
  partnerships                                           1,168               533
Limited partners' interest in the operating
  partnerships                                           2,241             1,991
Dividends and distributions on dilutive
  shares/units                                           5,041               ---
                                                  -------------     -------------
                                                        34,463            22,703
Subtract:
Amount distributable to minority partners in
  consolidated partnerships                              1,444               788
                                                  -------------     -------------
Funds From Operations (FFO) - diluted                   33,019            21,915

Subtract:
Straight line rents                                      1,336             1,464
Non-Incremental capitalized tenant improvements
  and leasing commissions                                  818             1,223
Non-Incremental capitalized improvements                   642               625
                                                  -------------     -------------
Cash available for distribution (CAD) - diluted   $     30,223      $     18,603
                                                  =============     =============
Diluted FFO and CAD calculations:
  Weighted average shares/units                         47,759            45,892
  Weighted average dilutive shares/units                 9,829               585
                                                  -------------     -------------
       Diluted weighted average shares/units            57,588            46,477
                                                  =============     =============
  FFO per weighted average share/unit             $       0.57      $       0.47
                                                  =============     =============
  CAD per weighted average share/unit             $       0.52      $       0.40
                                                  =============     =============
  Dividends per share/unit                        $       0.34      $       0.31
                                                  =============     =============
  FFO payout ratio                                       59.2%             66.5%
                                                  =============     =============
  CAD payout ratio                                       64.9%             78.1%
                                                  =============     =============

Item 3.  Quantitative and Qualitative Disclosures about market risk.

     The primary market risk facing the Company is interest rate risk on its long term debt, mortgage notes and notes receivable. The Company does not hedge interest rate risk using financial instruments nor is the Company subject to foreign currency risk.

     The Company manages its exposure to interest rate risk on its variable rate indebtedness by borrowing on a short-term basis under its Credit Facility or Term Loan until such time as it is able to retire the short-term variable rate debt with a long-term fixed rate debt offering or an equity offering through accessing the capital markets on terms that are advantageous to the Company.

     The following table sets forth the Company's long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV") at March 31, 1999 (dollars in thousands):

                                   For the Year Ended December 31,
                           -------------------------------------------------
                            1999      2000      2001       2002      2003      Thereafter     Total<F1>   F.M.V
                           --------  --------  ---------  --------  --------  -------------  ---------  ----------
Long term debt:
     Fixed rate            $ 9,885   $32,131   $ 19,440   $14,587   $19,295   $    608,908   $704,246   $ 704,246
     Average interest rate   8.76%     7.38%      7.42%     7.81%     7.65%          7.61%      7.62%         ---

     Variable rate         $75,000   $   ---   $180,100   $   ---   $   ---   $        ---   $255,100   $ 255,100
     Average interest rate   7.06%       ---      6.98%       ---       ---            ---      7.00%         ---

<F1>
Includes unamortized issuance discounts of $738,000 on the 5 and 10 year senior unsecured notes issued on March 26, 1999 which are due at maturity.

     In addition, the Company has assessed the market risk for its variable rate debt, which is based upon LIBOR, and believes that a one percent increase in the LIBOR rate would have an approximate $2.6 million annual increase in interest expense based on approximately $255.1 million outstanding at March 31, 1999.

     The following table sets forth the Company's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at March 31, 1999 (dollars in thousands):

                                     For the Year Ended December 31,
                             ------------------------------------------------
                              1999      2000      2001      2002      2003      Thereafter     Total      F.M.V
                             --------  --------  --------  --------  --------  -------------  ---------  ----------
Mortgage notes and
notes receivable:
     Fixed rate              $81,720   $   ---   $   ---   $ 5,585   $   ---   $     16,990   $104,295   $ 104,295
     Average interest rate     9.56%       ---       ---    11.00%       ---         11.65%      9.98%         ---

     The fair value of the Company's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

Part II - Other Information

Item 1.  Legal Proceedings - Noe
Item 2.  Changes in Securities and Use of Proceeds - None
Item 3.  Defaults Upon Senior Securities - None
Item 4.  Submission of Matters to a Vote of Securities Holders - None
Item 5.  Other information - None
Item 6.  Exhibits and Reports on Form 8-K
     a)  Exhibit 27 Financial Data Schedule
     b) During the three months ended March 31, 1999, the registrant filed the following reports:

         Form 8 - K, dated February 5, 1999. Announcing that on January 12, 1999, the Company entered into a $75 million unsecured credit facility which is unconditionally guaranteed by both the Company and the Operating Partnership.

         Form 8 - K, dated February 5,1999. Disclosing the financial statements of Tower, including the consent of Tower's auditors, and pro forma financial statements for the Company and Metropolitan.

         Form 8 - K, dated March 1,1999. To file the December 31, 1998 financial statements of the Company as well as certain other material contracts and documents of the Company.

         Form 8 - K, dated March 26,1999. Announcing that the Operating Partnership agreed to sell $300 million aggregate principal amount of its senior unsecured notes.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RECKSON ASSOCIATES REALTY CORP.
                            Registrant

May 14, 1999                /s/   Scott H. Rechler
Date                        Scott H. Rechler, Chief Operating Officer
                            and Director

May 14, 1999                /s/   Michael Maturo
Date                        Michael Maturo, Executive Vice President,
                            Treasurer and Chief Financial Officer