Form 10-Q
period 1999-06-30
RECKSON ASSOCIATES REALTY CORP
filed 1999-08-13
CIK 930548

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                         Commission file number: 1-13762



                         RECKSON ASSOCIATES REALTY CORP.
             (Exact name of registrant as specified in its charter)


Maryland                                                              11-3233650
--------                                                              ----------
(State other jurisdiction of                                      (IRS. Employer
incorporation of organization)                            Identification Number)

225 Broadhollow Road, Melville, NY                                         11747
----------------------------------                                         -----
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

                                    Yes X No

The company has two class' of common stock, issued at $.01 par value per share with 40,366,172 and 11,694,567 shares of common stock and Class B Common Stock outstanding, respectively as of August 11, 1999

                        RECKSON ASSOCIATES REALTY CORP.
                                QUARTERLY REPORT
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999

                               TABLE OF CONTENTS

INDEX                                                            PAGE
--------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1.  Financial Statements

         Consolidated  Balance  Sheets as of June 30,
         1999 (unaudited) and December 31, 1998                    2

         Consolidated  Statements  of Income  for the
         three and six months ended June 30, 1999 and
         1998 (unaudited)                                          3

         Consolidated  Statements  of Cash  Flows for
         the six  months  ended  June  30,  1999  and
         1998 (unaudited)                                          4

         Notes   to   the   Consolidated    Financial
         Statements (unaudited)                                    5

Item 2.  Management's   Discussion  and  Analysis  of
         Financial    Condition    and   Results   of
         Operations

Item 3.  Quantitative  and  Qualitative   Disclosures
         about Market Risk

--------------------------------------------------------------------------------
PART II. OTHER INFORMATION
--------------------------------------------------------------------------------
Item 1.  Legal Proceedings
Item 2.  Changes in Securities and use of proceeds
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Securities
         Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on form 8-K
--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                         RECKSON ASSOCIATES REALTY CORP.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except for share amounts)
                                                 June 30,     December 31,
                                                   1999           1998
                                                -----------    -----------
                                                (Unaudited)
Commercial real estate properties, at cost:
     Land                                       $   289,191    $   212,540
     Building and improvements                    1,835,625      1,372,549
Developments in progress:
     Land                                            75,354         69,143
     Development costs                               71,613         82,901
Real estate held for sale                           221,703            ---
Furniture, fixtures and equipment                     6,486          6,090
                                                -----------    -----------
                                                  2,499,972      1,743,223
Less accumulated depreciation                      (189,482)      (159,049)
                                                -----------    -----------
                                                  2,310,490      1,584,174

Investment  in real  estate  joint  ventures         21,803         15,104
Investment  in  mortgage   notes  and  notes
receivable                                          341,666         99,268
Cash and cash equivalents                            42,029          2,349
Tenants receivables                                   2,978          5,159
Investments in and advances to affiliates            94,113         53,329
Deferred rent receivable                             24,955         22,526
Prepaid expenses and other assets                    20,392         46,372
Contract and land deposits and pre-acquisition
costs                                                 2,118          2,253
Deferred leasing and loan costs                      33,324         24,282
                                                -----------    -----------
Total Assets                                      2,893,868      1,854,816
                                                ===========    ===========

Liabilities:
Mortgage notes payable                          $   387,014    $   253,463
Unsecured credit facilities                         479,100        465,850
Unsecured term loan                                  75,000         20,000
Senior unsecured notes                              449,279        150,000
Accrued expenses and other liabilities.              65,270         48,565
Affiliate payables.                                   1,157          2,395
Dividends and distributions payable                  24,915         19,663
                                                -----------    -----------
Total Liabilities                                 1,481,735        959,936
                                                -----------    -----------

Commitments and other comments                          ---            ---

Minority and  interests' in consolidated
partnerships                                        127,506         52,173
Preferred  unit  interest  in the  operating
partnership                                          42,518         42,518
Limited  partners'  minority interest in the
operating partnership                                91,440         94,125
                                                -----------    -----------
                                                    261,464        188,816
                                                -----------    -----------
Stockholders' Equity:

Preferred Stock, $.01 par value,  25,000,000
shares  authorized
  Series A preferred  stock,  9,192,000 shares
  issued and outstanding, respectively                   92             92
  Perpetual   convertible   preferred   stock,
  6,000,000  and  0  shares issued  and
  outstanding, respectively                              60            ---
Common  Stock,  $01 par  value,  100,000,000
shares authorized
  Common  stock,   40,364,588  and  40,035,419
  shares issued and outstanding,  respectively          404            400
  Class  B  Common  Stock,  11,694,567  and  0
  shares issued and outstanding,  respectively          117            ---
Additional paid in capital                        1,149,996        705,572
                                                -----------    -----------
Total Stockholders' Equity                        1,150,669        706,064
                                                -----------    -----------
Total Liabilities and Stockholders' Equity      $ 2,893,868    $ 1,854,816
                                                ===========    ===========

See accompanying notes to financial statements.

                                                   Reckson Associates Realty Corp.
                                                  Consolidated Statements of Income
                                  (Unaudited and in thousands, except per share and share amounts)
                                                                  Three Months Ended                   Six Months Ended
                                                                        June 30,                           June 30,
                                                           -------------------------------     ---------------------------------
                                                                 1999            1998               1999               1998
                                                           --------------    -------------     --------------     --------------
Revenues:
Base rents                                                 $       77,192    $      55,536     $      139,285     $      102,571
Tenant escalations and reimbursements                               8,586            7,061             17,129             13,113
Equity in earnings of real estate joint ventures                      438              173                649                273
Equity  in earnings of service companies                               74              651                240                392
Interest income on mortgage notes and notes
  receivable                                                        2,299            1,773              5,107              3,453
Other                                                               2,650            1,125              4,938              1,581
                                                           --------------    -------------     --------------     --------------
Total Revenues                                                     91,239           66,319            167,348            121,383
                                                           --------------    -------------     --------------     --------------
Expenses:
Property operating expenses                                        15,038           12,073             27,436             21,693
Real estate taxes                                                  12,011            9,032             22,112             17,036
Ground rents                                                          490              432                898                845
Marketing, general and administrative                               5,045            3,831              9,437              7,427
Interest                                                           18,902           10,970             32,846             21,497
Depreciation and amortization                                      19,127           12,457             34,218             23,264
                                                           --------------    -------------     --------------     --------------
Total Expenses                                                     70,613           48,795            126,947             91,762
                                                           --------------    -------------     --------------     --------------
Income   before   preferred   dividends  and
  distributions  and minority  interests'                          20,626           17,524             40,401             29,621

Minority partners' and  interests  in
  consolidated partnerships                                        (1,615)            (683)            (2,783)            (1,216)
Distributions to preferred unit holders                              (660)            (435)            (1,321)              (435)
Limited partners' interest in the operating
  partnership                                                      (1,827)          (2,762)            (4,068)            (4,753)
                                                           --------------    -------------     --------------     --------------
Income before dividends to preferred
  shareholders                                                     16,524           13,644             32,229             23,217
Dividends to preferred shareholders                                (5,329)          (3,733)            (9,710)            (3,733)
                                                           --------------    -------------     --------------     --------------
Net income available to common shareholders                $       11,195    $       9,911     $       22,519     $       19,484
                                                           ==============    =============     ==============     ==============
Net Income:

  Common shareholders                                      $        9,464    $       9,911     $       20,788     $       19,484
  Class B common shareholders                                       1,731              ---              1,731                ---
                                                           --------------    -------------     --------------     --------------
Total                                                      $       11,195    $       9,911     $       22,519     $       19,484
                                                           ==============    =============     ==============     ==============
Basic net income per weighted average common share:
  Common shareholders                                      $         0.23    $        0.25     $         0.52     $         0.50
  Class B common shareholders                              $         0.35    $         ---     $         0.71     $          ---
Weighted average common shares outstanding:
  Common shareholders                                          40,284,511       39,636,815         40,167,445         38,913,713
  Class B common shareholders                                   4,883,446              ---          2,455,213                ---
Diluted net income per weighted average common share:
  Common shareholders                                      $         0.23    $        0.25     $         0.51     $         0.49
  Class B common shareholders                              $         0.24    $         ---     $         0.52     $          ---
Diluted weighted average common shares outstanding:
  Common shareholders                                          40,704,147       40,178,083         40,577,871         39,476,786
  Class B common shareholders                                   4,883,446              ---          2,455,213                ---

See accompanying notes to financial statements.

                                        Reckson Associates Realty Corp.
                                      Consolidated Statement of Cash Flows
                                          (Unaudited and in thousands)
                                                                                    Six Months Ended June 30,
                                                                                   ----------------------------
                                                                                        1999            1998
                                                                                   ------------    ------------
Cash flows from Operating Activities:
Net Income available to common shareholders                                        $     22,519    $     19,484
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                       34,218          23,264
     Minority partners' interests in consolidated partnerships                            2,783           1,216
     Loss reserve on real estate held for sale                                            4,450             ---
     Gain on sale of interest in Reckson Executive Centers, LLC                             ---              (9)
     Limited partners' interest in the operating partnership                              4,068           4,753
     Gain on sale of securities and mortgage redemption                                  (4,492)            (43)
     Equity in earnings of service companies                                               (240)           (392)
     Equity in earnings of real estate joint ventures                                      (649)           (273)
     Distributions from a real estate joint venture                                         173             217
Changes in operating assets and liabilities:
     Tenant receivables                                                                   2,181             913
     Real estate tax escrow                                                                (618)            115
     Prepaid expenses and other assets                                                  (15,593)        (10,728)
     Deferred rents receivable                                                           (2,429)         (3,614)
     Accrued expenses and other liabilities                                              22,848           8,961
                                                                                   ------------    ------------
     Net cash provided by operating activities                                           69,219          43,864
                                                                                   ------------    ------------
Cash Flows from Investing Activities:
     (Increase) decrease in deposits pre-acquisitions                                    (1,889)          4,187
     Increase in developments in progress                                                (8,073)        (43,330)
     Purchase of commercial real estate properties                                     (194,871)       (383,366)
     Increase in real estate held for sale                                              (57,095)            ---
     Investment in mortgage notes and notes receivable                                 (262,643)         20,097
     Investment in real estate joint ventures                                            (6,223)         (2,970)
     Additions to commercial real estate properties                                     (16,389)         (9,754)
     Purchase of furniture, fixtures and equipment                                         (447)           (776)
     Payment of leasing costs                                                            (7,377)         (3,768)
     Proceeds  from sales of property, securities
        and mortgage redemption                                                          25,929             809
                                                                                   ------------    ------------
     Net cash used in investing activities                                             (529,078)       (418,871)
                                                                                   ------------    ------------
Cash Flows from Financing Activities:
     Proceeds from issuance of common stock net of issuance costs                         1,300          93,515
     Proceeds from issuance of preferred stock net of issuance costs                    148,000         220,800
     Principal payments on secured borrowings                                            (1,495)         (3,118)
     Payment of loan and equity issuance costs                                           (5,368)            (69)
     Investments in and advances to affiliates                                          (40,544)        (25,712)
     Proceeds from issuance of senior unsecured notes net of issuance costs             299,262             ---
     Proceeds from unsecured credit facilities                                          299,000         180,996
     Repayment of unsecured credit facilities                                          (230,750)        (94,000)
     Contributions of minority partners' in consolidated partnerships                    75,000             ---
     Distributions to minority partners' in consolidated partnerships                    (2,450)         (1,289)
     Distributions to limited partners' in the operating partnership                     (5,222)         (2,352)
     Distributions to preferred unit holders                                             (1,321)            ---
     Dividends to common shareholders                                                   (27,111)        (12,146)
     Dividends to preferred shareholders                                                 (8,762)            ---
                                                                                   ------------    ------------
     Net cash provided by financing activities                                          499,539         356,625
                                                                                   ------------    ------------
     Net (decrease) increase in cash and cash equivalents                                39,680         (18,382)
     Cash and cash equivalents at beginning of period                                     2,349          21,828
                                                                                   ------------    ------------
     Cash and cash equivalents at end of period                                    $     42,029    $      3,446
                                                                                   ============    ============

See accompanying notes to financial statements.

                        RECKSON ASSOCIATES REALTY CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Unaudited)

   1.  ORGANIZATION AND FORMATION OF THE COMPANY

     Reckson Associates Realty Corp. (the "Company") was incorporated in Maryland in September 1994 and is the successor to the operations of the Reckson Group. In June, 1995 the Company completed an initial public offering of 7,038,000 shares (pre-split) of $.01 par value common stock (the "IPO"). The IPO price of $24.25 per common share (pre-split) resulted in gross offering proceeds of approximately $170,671,500. The Company also issued 400,000 shares (pre-split) in a concurrent offering to the Rechler family resulting in $9,700,000 in additional proceeds. The aggregate proceeds to the Company, net of underwriting discount, advisory fee and other offering expenses, were approximately $162,000,000.

     The Company became the sole general partner of Reckson Operating Partnership L.P. (the "Operating Partnership") by contributing substantially all of the net proceeds of the IPO, in exchange for an approximately 73% interest in the Operating Partnership. All properties acquired by the Company are held by or through the Operating Partnership. The Operating Partnership executed various option and purchase agreements whereby it issued 2,758,960 common units (pre-split) of limited partnership interest in the Operating Partnership ("OP Units") to certain continuing investors and assumed approximately $163,438,000 of indebtedness (net of a minority interest mortgage) in exchange for interests in certain property partnerships, fee simple and leasehold interests in properties and development land, certain business assets of executive center entities and 100% of the non-voting preferred stock of the management and construction companies.

     As of June 30, 1999,  the Company  owned and operated 92 office  properties comprising  approximately  14.9 million square feet,  130 industrial  properties comprising  approximately  11.1  million  square feet and two retail  properties comprising approximately 20,000 square feet, located in the New York Tri-State area (the "Tri-State Area"). In addition, the Company owned or had contracted to acquire approximately 1,013 acres of land (including approximately 306 acres under option) in 20 separate parcels of which the Company can develop approximately 9.8 million square feet of industrial and office space. The Company also has invested approximately $306.1 million in mortgage notes encumbering three Class A office properties encompassing approximately 1.6 million square feet, a 306 acre parcel of land located in New Jersey and in a note receivable secured by a partnership interest in Omni Partner's, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York.

     During 1997, the Company formed Reckson Service Industries, Inc. ("RSI") and Reckson Strategic Venture Partners, LLC ("RSVP"). On June 11, 1998, the Operating Partnership distributed its 95% common stock interest in RSI of approximately $3 million to its owners, including the Company which, in turn, distributed the common stock of RSI received from the Operating Partnership to its stockholders. Additionally, during June 1998, the Operating Partnership established a credit facility with RSI (the "RSI Facility") in the amount of $100 million for RSI's service sector operations and other general corporate purposes. As of June 30, 1999 the Company had advanced $46.4 million under the RSI Facility. In addition, the Operating Partnership has approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture Real Estate Investment Trust ("REIT")-qualified investments or advances made to RSI under terms similar to the RSI Facility. As of June 30, 1999, approximately $36.9 million had been invested through the RSVP Commitment, of which $16.3 million represents RSVP-controlled joint venture REIT-qualified investments and $20.6 million represents advances to RSI under the RSVP Commitment. RSI serves as the managing member of RSVP. RSI invests in operating companies that generally provide commercial services to properties owned by the Company and its tenants and third parties nationwide. RSVP was formed to provide the Company with a research and development vehicle to invest in alternative real estate sectors. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus. RSVP's strategy is to identify and acquire interests in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as a platform for future growth.

     On January 6, 1998, the Company made its initial investment in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. In connection with the transaction the Morris Companies contributed 100% of their interests in certain industrial properties to Reckson Morris Operating Partnership, L. P. ("RMI") in exchange for operating partnership units in RMI. The Company has agreed to invest up to $150 million in RMI. As of June 30, 1999, the Company has invested approximately $95.5 million for an approximate 72% controlling interest. In addition, at June 30, 1999, the Company had advanced approximately $34 million to RMI to acquire a 846,000 square foot industrial property (see note 10).

     During July 1998, the Company formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Tower Realty Trust, Inc. ("Tower"). On May 24, 1999 the Company completed the merger with Tower (see note
6) and acquired three Class A office properties located in New York City totaling 1.6 million square feet and one office property located on Long Island totaling approximately 101,000 square feet. In addition, pursuant to the merger, the Company also acquired certain office properties, a property under development and land located outside of the Tri-State Area which have either been sold, are under contract to sell or are being held for sale. The assets currently being held for sale have been included in real estate held for sale on the accompanying consolidated balance sheet.

2.  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership at June 30, 1999 and December 31, 1998 and the results of their operations for the three and six months ended June 30, 1999 and 1998 respectively, and, their cash flows for the six months ended June 30, 1999 and 1998 respectively. The Operating Partnership's investments in Metropolitan, RMI and Omni Partner's, L. P.
("Omni") are reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partners' interest. The operating results of the service businesses currently conducted by Reckson Management Group, Inc., and Reckson Construction Group, Inc., are reflected in the accompanying financial statements on the equity method of accounting. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest, such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The merger with Tower (see note 6) was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the fair value of the consideration given by the Company, in accordance with GAAP, was used as the valuation basis for the merger. The assets acquired and liabilities assumed by the Company were recorded at the fair value as of the closing date of the merger and the excess of the purchase price over the historical basis of the net assets acquired was allocated primarily to commercial real estate properties and real estate held for sale.

     The minority interests at June 30, 1999 represent an approximate 16% limited partnership interest in the Operating Partnership, an approximate 28% interest in RMI, a convertible preferred interest in Metropolitan and a 40% interest in Omni.

     The accompanying interim unaudited financial statements have been prepared by the Company's management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of June 30, 1999 and for the six month periods ended June 30, 1999 and 1998 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10K for the year ended December 31, 1998.

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

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging activities", which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2001. The Company does not anticipate that the adoption of ths Statement will have any effect on its results of operations or financial position.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

3.     MORTGAGE NOTES PAYABLE

     As of June 30, 1999, the Company had approximately $387 million of fixed rate mortgage notes which mature at various times between August 1999 and November 2027. The notes are secured by 25 properties and two parcels of land and have a weighted average interest rate of approximately 7.5%. In addition, as of June 30, 1999, the Company had a construction loan payable secured by a development property held for sale in the amount of approximately $5.4 million which was satisfied during July 1999.

4.       SENIOR UNSECURED NOTES

     As of June 30, 1999, the Operating Partnership had outstanding approximately $449.3 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures (dollars in thousands):

   Issuance          Face Amount     Coupon Rate      Term           Maturity
   --------          -----------     -----------      ----           --------
August 27, 1997       $ 150,000         7.20%       10 years    August 28, 2007
March 26, 1999        $ 100,000         7.40%        5 years    March 15, 2004
March 26, 1999        $ 200,000         7.75%       10 years    March 15, 2009

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

5.       UNSECURED CREDIT FACILITIES AND UNSECURED TERM LOAN

     As of June 30, 1999, the Company had a three year $500 million unsecured revolving credit facility (the "Credit Facility") from Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the credit facility bank group. Interest rates on borrowings under the Credit Facility are priced off of LIBOR plus a sliding scale ranging from 65 basis points to 90 basis points based on the Company's investment grade rating on its senior unsecured debt. On March 16, 1999, the Company received its second investment grade rating on its senior unsecured debt. As a result, the pricing under the Credit Facility was adjusted to LIBOR plus 90 basis points. The Company utilizes the Credit Facility primarily to finance the acquisitions of properties and other real estate investments, fund its development activities and for working capital purposes. At June 30, 1999, the Company had availability under the Credit Facility to borrow an additional $123 million (net of $28 million of outstanding undrawn letters of credit).

     As of June 30, 1999, the Company had a one year $75 million unsecured term loan (the "Term Loan") from Chase Manhattan Bank. Interest rates on borrowings under the Term Loan are priced off of LIBOR plus 150 basis points for the first nine months and 175 basis points for the remaining three months. At June 30, 1999, the Company had $75 million outstanding under the Term Loan.

     On May 24, 1999, in conjunction with the acquisition of Tower (see Note 6), the Company obtained a $130 million unsecured bridge facility (The "Bridge Facility") from UBS AG. Interest rates on borrowings under the Bridge Facility were priced off of LIBOR plus approximately 214 basis points. On July 23, 1999, the Bridge Facility was repaid through a long term fixed rate secured borrowing.

6.       COMMERCIAL REAL ESTATE INVESTMENTS

     During the three months ended March 31, 1999, the Company purchased approximately 68.1 acres of vacant land in Northern New Jersey for approximately $2.6 million which allows for approximately 1.1 million square feet of future development opportunities. In addition, RMI purchased 74.6 acres of vacant land for approximately $3.7 million which allows for approximately 1,000,000 square feet of future development opportunities and a 846,000 square foot industrial property located in Cranbury, New Jersey for approximately $34 million which was advanced by the Company.

     On April 13, 1999, the Company received approximately $25.8 million from the redemption of a mortgage note receivable which secured three office properties located in Garden City, Long Island, encompassing approximately 400,000 square feet. As a result, the Company recognized a gain of approximately $4.5 million. Such gain has been included in other income on the accompanying consolidated statement of income.

     On June 7, 1999 the Company sold a 24,000 square foot office property located in Ossining, New York for approximately $1.5 million. As partial consideration for the sale, the Company obtained a $1.2 million, three year purchase money mortgage.

     On June 15, 1999, the Company acquired the first mortgage note secured by a 42 story, 1.4 million square foot Class A office property located at 919 third Avenue in New York City for approximately $277.5 million. The first mortgage note entitles the Company to all the net cash flow of the property and to substantial rights regarding the operations of the property, with the Company anticipating ultimately obtaining title to the property. This acquisition was financed with proceeds from the issuance of six million shares of Series B Convertible Cumulative Preferred Stock (see note 7) and through draws under the Credit Facility. Current financial accounting guidelines provide that where a lender has virtually the same risks and potential rewards as those of a real estate owner it should recognize the full economics associated with the operations of the property. As such, the Company has recognized the real estate operations of the 919 Third Avenue in the accompanying consolidated statement of income for the period from the date of acquisitions through June 30, 1999.

     In July 1998, the Company formed a joint venture, Metropolitan Partners LLC, a Delaware limited liability company ("Metropolitan"), with Crescent Real Estate Equities Company, a Texas real estate investment trust ("Crescent").

     On December 8, 1998, the Company, Metropolitan and Tower Realty Trust, Inc. ("Tower") executed a merger agreement and on May 24, 1999 Tower was merged (the "Merger") into Metropolitan, with Metropolitan surviving the Merger. Concurrently with the Merger, Tower Realty Operating Partnership, L.P. ("Tower OP") was merged with and into a subsidiary of Metropolitan. The consideration issued in the mergers was comprised of (i) 25% cash (approximately $107.2 million) and (ii) 75% of shares of Class B Exchangeable Common Stock, par value $.01 per share, of the Company (the "Class B Common Stock") (valued for GAAP purposes at approximately $304.1 million).

     Under the terms of the transaction, Metropolitan effectively paid for each share of Tower common stock and each unit of limited partnership interest of Tower OP the sum of (i) $5.75 in cash, and (ii) 0.6273 of a share of Class B Common Stock. The shares of Class B Common Stock are entitled to receive an initial annual dividend of $2.24 per share, which dividend is subject to adjustment annually. The shares of Class B Common Stock are exchangeable at any time, at the option of the holder, into an equal number of shares of common stock, par value $.01 per share, of the Company subject to customary antidilution adjustments. The Company, at its option, may redeem any or all of the Class B Common Stock in exchange for an equal number of shares of the
Company's common stock at any time following the four year, six-month anniversary of the issuance of the Class B Common Stock.

     The  Company  controls  Metropolitan  and owns 100% of the  common  equity;
Crescent owns a $85 million preferred equity investment in Metropolitan. Crescent's investment accrues distributions at a rate of 7.5% per annum for a two-year period and may be redeemed by Metropolitan at any time during that period for $85 million, plus an amount sufficient to provide a 9.5% internal rate of return. If Metropolitan does not redeem the preferred interest, upon the expiration of the two-year period, Crescent must convert its $85 million preferred interest into either (i) a common membership interest in Metropolitan or (ii) shares of the Company's common stock at a conversion price of $24.61 per share.

     The Tower portfolio acquired in the Merger consists of three office properties comprising approximately 1.6 million square feet located in New York City, one office property located on Long Island and certain office properties and other real estate assets located outside the Tri-State Area.

     Prior to the closing of the Merger, the Company arranged for the sale of four of Tower's Class B New York City properties, comprising approximately 701,000 square feet for approximately $84.5 million. Subsequent to the closing of the Merger, the Company has sold a real estate joint venture interest, one office property and one development property all located outside the Tri State Area for approximately $58 million. In addition, the remaining properties located outside of the Tri-State Area are under contract to sell or are being held for sale. The Company currently anticipates that it will incur certain sales and closing costs in connection with the sale of several of the assets located outside the Tri State Area. As a result, the Company has recorded a loss reserve of approximately $4.4 million which has been included in other income on the Company's consolidated statement of income.

7.       STOCKHOLDERS' EQUITY

     On May 24, 1999, in conjunction with the Tower acquisition, the Company issued 11,694,567 shares of Class B Common Stock which were valued for GAAP purposes at $26 per share for total consideration of approximately $304.1 million. The shares of Class B Common Stock are entitled to receive an initial annual dividend of $2.24 per share, which dividend is subject to adjustment annually. The shares of Class B Common Stock are exchangeable at any time, at the option of the holder, into an equal number of shares of common stock, par value $.01 per share, of the Company subject to customary antidilution adjustments. The Company, at its option, may redeem any or all of the Class B Common Stock in exchange for an equal number of shares of the Company's common stock at any time following the four year, six-month anniversary of the issuance of the Class B Common Stock.

     On May 26, 1999 the Board of Directors declared a dividend of $.37125 per share of common stock payable on July 16, 1999 to its shareholders of record as of July 8, 1999. The dividend declared, which related to the three months ended June 30, 1999, is based upon an annual dividend of $1.485 per share.

     On May 26, 1999 the Board of Directors declared a dividend on its Series A Convertible Cumulative Preferred Stock of $.4766 per share payable on August 2, 1999 to shareholders of record on July 15, 1999. The dividend declared, which relates to the three months ended July 31, 1999 is based on an annual dividend of $1.906 per share.

     On June 2, 1999, the Company issued six million shares of Series B Convertible Cumulative Preferred Stock (the "Series B Preferred Stock") for aggregate proceeds of $150 million. The Series B Preferred Stock is redeemable by the Company on or after March 2, 2002 and is convertible into the Company's common stock at a price of $26.05 per share. The Series B Preferred Stock accumulate dividends at an initial rate of 7.85% per annum with such rate increasing to 8.35% per annum on April 30, 2000 and to 8.85% per annum from and after April 30, 2001. Proceeds from the Series B Preferred Stock offering were used as partial consideration in the acquisition of the 1st mortgage note secured by 919 Third Avenue located in New York City.

     On July 9, 1999 the Board of Directors declared a dividend of $.4231 per share of Class B Common Stock payable on August 2, 1999 to its shareholders of record as of July 21, 1999. The dividend declared, which related to the period from May 24, 1999 through July 31, 1999, is based upon an annual dividend of $2.24 per share.

     Basic net income per share on the Company's common stock was calculated using the weighted average number of shares outstanding of 40,284,511 and 39,636,815 for the three months ended June 30, 1999 and 1998, respectively and 40,167,445 and 38,913,713 for the six months ended June 30, 1999 and 1998, respectively.

     Basic net income per share on the Company's Class B common Stock was calculated using the weighted average number of shares outstanding of 4,883,446 and 2,455,213 for the three and six months ended June 30, 1999, respectively.

     The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted earnings per weighted average common share and the computation of basic and diluted earnings per share for the Company's common stock (in thousands except for earnings per share data):

                                                                   Three Months Ended June 30,   Six Months Ended June 30,
                                                                    -------------------------     ------------------------
                                                                        1999          1998          1999           1998
                                                                    -----------    ----------     ---------     ----------
Numerator:
    Income before dividends to preferred shareholders and
        income allocated to Class B  shareholders                   $    16,524    $   13,644     $  32,229     $   23,217
    Dividends to preferred shareholders                                  (5,329)       (3,733)       (9,710)        (3,733)
    Income allocated to Class B shareholders                             (1,731)          ---        (1,731)           ---
                                                                    -----------    ----------     ---------     ----------
    Numerator for basic and diluted earnings per share              $     9,464    $    9,911     $  20,788     $   19,484
                                                                    ===========    ==========     =========     ==========

Denominator:
    Denominator for basic earnings per share-weighted-average
        common shares                                                    40,285        39,637        40,167         38,914
    Effect of dilutive securities:
        Employee stock options                                              419           541           411            563
                                                                    -----------    ----------     ---------     ----------
    Denominator for diluted earnings per common share-
        adjusted weighted-average shares and assumed conversions         40,704        40,178        40,578         39,477
                                                                    ===========    ==========     =========     ==========
Basic earnings per common share:
    Net income per Class B common share                             $      0.23    $     0.25     $    0.52     $     0.50
                                                                    ===========    ==========     =========     ==========
Diluted earnings per common share:
    Diluted net income per Class B common share                     $      0.23    $     0.25     $    0.51     $     0.49
                                                                    ===========    ==========     =========     ==========

     The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted earnings per weighted average common share and the computation of basic and diluted earnings per share for the Company's Class B Common Stock (in thousands except for earnings per share data):

                                                              Three Months Ended  Six Months Ended
                                                                 June 30, 1999     June 30, 1999
                                                                    ---------         ---------
Numerator:
    Income before dividends to preferred shareholders and
       income allocated to common  shareholders                     $  16,524         $  32,229
    Dividends to preferred shareholders                                (5,329)           (9,710)
    Income allocated to common shareholders                            (9,464)          (20,788)
                                                                    ---------         ---------
    Numerator for basic earnings per share                              1,731             1,731
Add back:
    Income allocated to common shareholders                             9,464            20,788
    Limited partners' interest in the operating partnership             1,827             4,068
                                                                    ---------         ---------
Numerator for diluted earnings per share                            $  13,022         $  26,587
                                                                    =========         =========

Denominator:
    Denominator for basic earnings per share- weighted-average
       Class B common shares                                            4,883             2,455
    Effect of dilutive securities:
    Weighted average common shares outstanding                         40,285            40,167
    Weighted average OP Units outstanding                               7,705             7,708
    Employee stock options                                                419               411
                                                                    ---------         ---------
    Denominator for diluted earnings per common share- adjusted
        weighted-average shares and assumed conversions                53,292            50,741
                                                                    =========         =========
Basic earnings per common share:
    Net income per Class B commonn share                            $    0.35         $    0.71
                                                                    =========         =========
Diluted earnings per common share:
    Diluted net income per Class B common share                     $    0.24         $    0.52
                                                                    =========         =========

8.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in thousands)


                                              Six Months Ended June 30,
                                              ------------------------
                                                  1999        1998
                                              -----------  -----------
Cash paid during the period for interest       $  24,662    $  17,869
                                               =========    =========
Interest capitalized during the period         $   4,400    $   3,263
                                               =========    =========

     On May 24, 1999, in conjunction with the Tower acquisition, the Company issued 11,694,567 shares of Class B Common Stock which were valued for GAAP purposes at approximately $304.1 million and assumed approximately $133.4 million of indebtedness for a total non cash investment of approximately $437.5 million.

9.  Segment Disclosure

     The Company owns all of the interests in its real estate properties by or through the Operating Partnership. The Company's portfolio consists of Class A office properties located within the New York City metropolitan area and Class A suburban office and industrial properties located and operated within the Tri-State Area (the "Core Portfolio"). In addition, the Company's portfolio also includes 22 industrial properties owned by RMI. The Company and RMI have managing directors who report directly to the Chief Operating Officer and Chief Financial Officer who have been identified as the Chief Operating Decision Makers because of their final authority over resource allocation, decisions and performance assessment.

     In addition, as the Company expects to meet its short term liquidity requirements in part through the unsecured credit facilities and Term Loan, interest incurred on borrowings under the unsecured credit facilities and Term Loan is not considered as part of property operating performance. Further, the Company does not consider the property operating performance of real estate held for sale as a reportable segment.

     The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

     The following tables set forth the components of the Company's revenues and expenses and other related disclosures for the three months ended June 30, 1999 and 1998 (in thousands):

9.   Segment Disclosure

                                                                              Three months ended June 30, 1999
                                                              ----------------------------------------------------------------
                                                                   Core                                          Consolidated
                                                                 Portfolio           RMI            Other            Totals
                                                              -------------     -----------     -------------    -------------
Revenues:
     Base rents, tenant escalations and reimbursements        $      76,943     $     5,287     $       3,548    $      85,778
     Equity in earnings of real estate joint ventures
        and service  companies                                         ----            ----               512              512
     Other income                                                       144            ----             4,805            4,949
                                                              -------------     -----------     -------------    -------------
Total Revenues                                                       77,087           5,287             8,865           91,239
                                                              -------------     -----------     -------------    -------------
Expenses:
     Property expenses                                               25,554             816             1,169           27,539
     Marketing, general and administrative                            3,858             167             1,020            5,045
     Interest                                                         5,191             940            12,771           18,902
     Depreciation and amortization                                   16,212           1,287             1,628           19,127
                                                              -------------     -----------     -------------    -------------
Total Expenses                                                       50,815           3,210            16,588           70,613
                                                              -------------     -----------     -------------    -------------
Income before preferred dividends and distributions
     and minority interests'                                  $      26,272     $     2,077     $      (7,723)   $      20,626
                                                              =============     ===========     =============    =============
Total Assets                                                  $   2,082,784     $   194,898     $     616,186    $   2,893,868
                                                              =============     ===========     =============    =============

                                                                              Three months ended June 30, 1998
                                                              ----------------------------------------------------------------
                                                                   Core                                          Consolidated
                                                                 Portfolio           RMI            Other            Totals
                                                              -------------     -----------     -------------    -------------
Revenues:
     Base rents, tenant escalations  and reimbursements       $      59,186     $     3,411     $        ----    $      62,597
     Equity in earnings of real estate joint ventures
        and service  companies                                         ----            ----               824              824
     Other income                                                       189            ----             2,709            2,898
                                                              -------------     -----------     -------------    -------------
Total Revenues                                                       59,375           3,411             3,533           66,319
                                                              -------------     -----------     -------------    -------------
Expenses:
     Property expenses                                               20,963             574              ----           21,537
     Marketing, general and administrative                            2,508             106             1,217            3,831
     Interest                                                         4,211             281             6,478           10,970
     Depreciation and amortization                                   10,899             778               780           12,457
                                                              -------------     -----------     -------------    -------------
Total Expenses                                                       38,581           1,739             8,475           48,795
                                                              -------------     -----------     -------------    -------------
Income before preferred dividends and distributions
     and minority interests'                                  $      20,794     $     1,672     $      (4,942)   $      17,524
                                                              =============     ===========     =============    =============
Total Assets                                                  $   1,425,924     $   113,937     $      85,106    $   1,624,967
                                                              =============     ===========     =============    =============

     The following tables set forth the components of the Company's revenues and expenses and other related disclosures for the six months ended June 30, 1999 and 1998 (in thousands):


                                                                                Six months ended June 30, 1999
                                                              ----------------------------------------------------------------
                                                                   Core                                          Consolidated
                                                                 Portfolio           RMI            Other            Totals
                                                              -------------     -----------     -------------    -------------
Revenues:Revenues:
     Base rents, tenant  escalations and  reimbursements      $     142,966     $     9,900     $       3,548    $     156,414
     Equity in earnings of real estate joint ventures
        and service companies                                           ---             ---               889              889
     Other income                                                       213               2             9,830           10,045
                                                              -------------     -----------     -------------    -------------
Total Revenues                                                      143,179           9,902            14,267          167,348
                                                              -------------     -----------     -------------    -------------
Expenses:
     Property expenses                                               47,710           1,567             1,169           50,446
     Marketing, general and administrative                            7,800             298             1,339            9,437
     Interest                                                         9,751           1,217            21,878           32,846
     Depreciation and amortization                                   28,993           2,367             2,858           34,218
                                                              -------------     -----------     -------------    -------------
Total Expenses                                                       94,254           5,449            27,244          126,947
                                                              -------------     -----------     -------------    -------------
Income before preferred dividends and distributions
     and minority interests'                                  $      48,925     $     4,453     $     (12,977)   $      40,401
                                                              =============     ===========     =============    =============

                                                                                Six months ended June 30, 1998
                                                              ----------------------------------------------------------------
                                                                   Core                                          Consolidated
                                                                 Portfolio           RMI            Other            Totals
                                                              -------------     -----------     -------------    -------------
Revenues:
     Base rents, tenant  escalations and  reimbursements      $     109,048     $     6,636     $         ---    $     115,684
     Equity in earnings of real estate joint ventures
        and service companies                                           ---             ---               665              665
     Other income                                                       222             ---             4,812            5,034
                                                              -------------     -----------     -------------    -------------
Total Revenues                                                      109,270           6,636             5,477          121,383
                                                              -------------     -----------     -------------    -------------
Expenses:
     Property expenses                                               38,458           1,116               ---           39,574
     Marketing, general and administrative                            5,238             206             1,983            7,427
     Interest                                                        7,683             536            13,278           21,497
     Depreciation and amortization                                   20,245           1,535             1,484           23,264
                                                              -------------     -----------     -------------    -------------
Total Expenses                                                       71,624           3,393            16,745           91,762
                                                              -------------     -----------     -------------    -------------
Income before preferred dividends and distributions
     and minority interests'                                  $      37,646     $     3,243     $     (11,268)   $      29,621
                                                              =============     ===========     =============    =============

10. Subsequent Event

     On August 9, 1999, the Company executed a contract for the sale of RMI and three other big box industrial properties to American Real Estate Investment Corporation ("REA"). In addition, the Company also entered into a sale agreement with Matrix Development Group ("Matrix") relating to a first mortgage note and certain industrial land holdings. The combined total sale price is $310 million (approximately $42 million of which is payable to the Morris Companies and its affiliates) and will consist of a combination of cash, convertible preferred and common stock of REA, preferred units of REA's operating partnership, relief of debt and a purchase money mortgage note secured by certain land that is being sold to Matrix. The closing will take place in three stages which are anticipated to be completed during August 1999, December 1999, and April 2000.

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

OVERVIEW AND BACKGROUND

     The Company is a self-administered and self managed real estate investment trust ("REIT") specializing in the acquisition, leasing, financing, management and development of office and industrial properties. The Company's growth strategy is focused on the real estate markets in and around the New York City metropolitan area (the "Tri-State Area").

     The Company owns all of the interests in its real properties through Reckson Operating Partnership, L. P. (the "Operating Partnership"). As of June 30, 1999, the Company owned and operated 92 office properties comprising approximately  14.9 million square feet, 130  industrial  properties  comprising approximately 11.1 million square feet and two retail properties comprising approximately 20,000 square feet, located in the Tri-State Area. In addition, the Company owned or had contracted to acquire approximately 1,013 acres of land (including approximately 306 acres under option) in 20 separate parcels of which the Company can develop approximately 9.8 million square feet of industrial and office space. The Company also has invested approximately $306.1 million in mortgage notes encumbering three Class A office properties encompassing approximately 1.6 million square feet, a 306 acre parcel of land located in New Jersey and in a note receivable secured by a partnership interest in Omni Partner's, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York.

     During 1997, the Company formed Reckson Service Industries, Inc. ("RSI") and Reckson Strategic Venture Partners, LLC ("RSVP"). On June 11, 1998, the Operating Partnership distributed its 95% common stock interest in RSI of approximately $3 million to its owners, including the Company which, in turn, distributed the common stock of RSI received from the Operating Partnership to its stockholders. Additionally, during June 1998, the Operating Partnership established a credit facility with RSI (the"RSI Facility") in the amount of $100 million for RSI's service sector operations and other general corporate purposes. As of June 30, 1999, the Company had advanced $46.4 million under the RSI Facility. In addition, the Operating Partnership has approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT-qualified investments or advances made to RSI under terms similar to the RSI Facility. As of June 30, 1999, approximately $36.9 million had been invested through the RSVP Commitment, of which $16.3 million represents RSVP-controlled joint venture REIT-qualified investments and $20.6 million represents advances to RSI under the RSVP Commitment. RSI serves as the managing member of RSVP. RSI invests in operating companies that generally provide commercial services to properties owned by the Company and its tenants and third parties nationwide. RSVP was formed to provide the Company with a research and development vehicle to invest in alternative real estate sectors. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus. RSVP's strategy is to identify and acquire interests in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as a platform for future growth.

     On January 6, 1998, the Company made its initial investment in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. In connection with the transaction the Morris Companies contributed 100% of their interests in certain industrial properties to Reckson Morris Operating Partnership, L. P. ("RMI") in exchange for operating partnership units in RMI. The Company has agreed to invest up to $150 million in RMI. As of June 30, 1999, the Company has invested approximately $95.5 million for an approximate 72% controlling interest. In addition, at June 30, 1999, the Company had advanced approximately $34 million to RMI to acquire a 846,000 square foot industrial property.

     On August 9, 1999, the Company executed a contract for the sale of RMI and three other big box industrial properties to American Real Estate Investment Corporation ("REA"). In addition, the Company also entered into a sale agreement with Matrix Development Group ("Matrix") relating to a first mortgage note and certain industrial land holdings. The combined total sale price is $310 million (approximately $42 million of which is payable to the Morris Companies and its affiliates) and will consist of a combination of cash, convertible preferred and common stock of REA, preferred units of REA's operating partnership, relief of debt and a purchase money mortgage note secured by certain land that is being sold to Matrix. The closing will take place in three stages which are anticipated to be completed during August 1999, December 1999, and April 2000.

     In July 1998, the Company formed a joint venture, Metropolitan Partners LLC, a Delaware limited liability company ("Metropolitan"), with Crescent Real Estate Equities Company, a Texas real estate investment trust ("Crescent").

     On December 8, 1998, the Company, Metropolitan and Tower Realty Trust, Inc. ("Tower") executed a merger agreement and on May 24, 1999 Tower was merged (the "Merger") into Metropolitan, with Metropolitan surviving the Merger. Concurrently with the Merger, Tower Realty Operating Partnership, L.P. ("Tower OP") was merged with and into a subsidiary of Metropolitan. The consideration issued in the mergers was comprised of (i) 25% cash (approximately $107.2 million) and (ii) 75% of shares of Class B Exchangeable Common Stock, par value $.01 per share, of the Company (the "Class B Common Stock") (valued for GAAP purposes at approximately $304.1 million).

     Under the terms of the transaction, Metropolitan effectively paid for each share of Tower common stock and each unit of limited partnership interest of Tower OP the sum of (i) $5.75 in cash, and (ii) 0.6273 of a share of Class B Common Stock. The shares of Class B Common Stock are entitled to receive an initial annual dividend of $2.24 per share, which dividend is subject to adjustment annually. The shares of Class B Common Stock are exchangeable at any time, at the option of the holder, into an equal number of shares of common stock, par value $.01 per share, of the Company subject to customary antidilution adjustments. The Company, at its option, may redeem any or all of the Class B Common Stock in exchange for an equal number of shares of the
Company's common stock at any time following the four year, six-month anniversary of the issuance of the Class B Common Stock.

     The  Company  controls  Metropolitan  and owns 100% of the  common  equity;
Crescent owns a $85 million preferred equity investment in Metropolitan. Crescent's investment accrues distributions at a rate of 7.5% per annum for a two-year period and may be redeemed by Metropolitan at any time during that period for $85 million, plus an amount sufficient to provide a 9.5% internal rate of return. If Metropolitan does not redeem the preferred interest, upon the expiration of the two-year period, Crescent must convert its $85 million preferred interest into either (i) a common membership interest in Metropolitan or (ii) shares of the Company's common stock at a conversion price of $24.61 per share.

     The Tower portfolio acquired in the Merger consists of three office properties comprising approximately 1.6 million square feet located in New York City, one office property located on Long Island and certain office properties and other real estate assets located outside the Tri-State Area.

     Prior to the closing of the Merger, the Company arranged for the sale of four of Tower's Class B New York City properties, comprising approximately 701,000 square feet for approximately $84.5 million. Subsequent to the closing of the Merger, the Company has sold a real estate joint venture interest, one office property and one development property all located outside the Tri State Area for approximately $58 million. In addition, the remaining properties located outside of the Tri-State Area are under contract to sell or are being held for sale. The Company currently anticipates that it will incur certain sales and closing costs in connection with the sale of several of the assets located outside the Tri State Area. As a result, the Company has recorded a loss reserve of approximately $4.4 million which has been included in other income on the Company's consolidated statement of income.

     The market capitalization of the Company at June 30, 1999 was approximately $3.2 billion. The Company's market capitalization is based on the market value of the Company's common stock and common units of limited partnership interest in the Operating Partnership ("OP Units") (assuming conversion) of $23.56 per share/unit (based on the closing price of the Company's common stock on June 30, 1999), the market value of the Company's Class B Common Stock of $23.88 per share (based on the closing price of the Company's Class B Common Stock on June 30, 1999) ,the Company's preferred stock of $25 per share, the Operating Partnership's preferred units of $1,000 per unit and the $1.4 billion (including its share of joint venture debt and net of minority partners' interests) of debt outstanding at June 30, 1999. As a result, the Company's total debt to total market capitalization ratio at June 30, 1999 equaled approximately 42.7%.

RESULTS  OF OPERATIONS

     The Company's total revenues increased by $24.9 million or 37.6% for the three months ended June 30, 1999 as compared to the 1998 period. The growth in total revenues is substantially attributable to the Company's acquisition of 42 properties comprising approximately 8.0 million square feet and the development of three properties comprising approximately 412,000 square feet. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $23.2 million or 37% for the three months ended June 30, 1999 as compared to the 1998 period. The 1999 increase in Property Operating Revenues is comprised of approximately $2.4 million attributable to increases in rental rates and changes in occupancies and approximately $20.8 million attributable to the acquisitions and development of properties. The remaining balance of the increase in total revenues in 1999 is primarily attributable to interest income on the Company's investments in mortgage notes and notes receivable. The Company's base rent was increased by the impact of the straight-line rent adjustment by $3.2 million for the three months ended June 30, 1999 as compared to $2.1 million for the 1998 period.

     Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $6 million or 27.9% for the three months ended June 30, 1999 as compared to the 1998 period. These increases are primarily due to the acquisition of properties. Gross operating margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the three months ended June 30, 1999 and 1998 were 67.9% and 65.6% respectively. The increase in gross operating margins reflects increases realized in rental rates and the Company's ability to realize certain operating efficiencies as a result of operating a larger portfolio of properties with concentrations of properties in office and industrial parks or in its established sub-markets.

     Marketing, general and administrative expenses increased by $1.2 million for the three months ended June 30, 1999 as compared to the 1998 period. The increase is due to the increased costs of managing the acquisition properties and the increase in corporate management and administrative costs associated with the growth of the Company including the opening of its New York City division. Marketing, general and administrative expenses as a percentage of total revenues were 5.53% for the three months ended June 30, 1999 as compared to 5.78% for the 1998 period.

     Interest expense increased by $7.9 million for the three months ended June 30, 1999 as compared to the 1998 period. The increase is attributable to an increased cost attributable to an increased average balance on the Company's credit facilities and Term Loan, interest on the Company's senior unsecured notes issued on March 26, 1999 and an increase in secured borrowings primarily attributable to the assumption of debt in conjunction with the Tower acquisition. The weighted average balance outstanding on the Company's credit facilities and Term Loan was $352.1 million for the three months ended June 30, 1999 as compared to $306.9 million for the 1998 period.

     The Company's total revenues increased by $46 million or 37.9% for the six months ended June 30 1999 as compared to the 1998 period. The growth in total revenues is substantially attributable to the Company's acquisition of 70 properties comprising approximately 12.4 million square feet. Property Operating Revenues increased by $40.7 million or 35.2% for the six months ended June 30, 1999. As compared to the 1998 period. The 1999 increase in Property Operating Revenues is comprised of $5.5 million attributable to increases in rental rates and changes in occupancies and $35.2 million attributable to acquisitions and development of properties. The remaining balance of the increase in total revenues in 1999 is primarily attributable to interest income on the Company's investments in mortgage notes and notes receivable. The Company's base rent was increased by the impact of the straight-line rent adjustment by $4.6 million for the six months ended June 30 1999 as compared to $3.6 million for the 1998 period.

     Property Expenses increased by $10.9 million for the six months ended June 30, 1999 as compared to the 1998 period. These increases are primarily due to the acquisition of properties. Gross operating margins for the six months ended June 30, 1999 and 1998 were 67.8% and 65.8%, respectively. The increase in gross operating margins reflects increases realized in rental rates and the Company's ability to realize certain operating efficiencies as a result of operating a larger portfolio of properties with concentration of properties in office and industrial parks or in its established sub-markets.

     Marketing, general and administrative increased by $2 million for the six months ended June 30, 1999 as comparable to the 1998 period. The increase is due to increased costs of managing the acquisition properties and the increase in corporate management and administrative costs associated with the growth of the Company including the opening of its New York City division. Marketing, general and administrative expenses as a percentage of total revenues were 5.64% for the six months ended June 30, 1999 as compared to 6.12% for the 1999 period.

     Interest expense increased by $11.3 million for the six months ended June 30, 1999 as compared to the 1998 period. The increase is attributable to an increased cost attributable to an increased average balance on the Company's credit facilities and Term Loan, interest on the Company's senior unsecured notes issued on March 26, 1999 and an increase in secured borrowings primarily attributable to the assumption of debt in conjunction with the Tower acquisition. The weighted average balance outstanding on the Company's credit facilities was $429 million for the six months ended June 30, 1999 as compared to $311.5 million for the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

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

     On May 24, 1999, in conjunction with the Tower acquisition, the Company issued 11,694,567 shares of Class B Common Stock which were valued for GAAP purposes at $26 per share for total consideration of approximately $304.1 million. The shares of Class B Common Stock are entitled to receive an initial annual dividend of $2.24 per share, which dividend is subject to adjustment annually. The shares of Class B Common Stock are exchangeable at any time, at the option of the holder, into an equal number of shares of common stock, par value $.01 per share, of the Company subject to customary antidilution adjustments. The Company, at its option, may redeem any or all of the Class B Common Stock in exchange for an equal number of shares of the Company's common stock at any time following the four year, six-month anniversary of the issuance of the Class B Common Stock.

     On June 2, 1999, the Company issued six million shares of Series B Convertible Cumulative Preferred Stock (the "Series B Preferred Stock") for aggregate proceeds of $150 million. The Series B Preferred Stock is redeemable by the Company on or after March 2, 2002 and is convertible into the Company's common stock at a price of $26.05 per share. The Series B Preferred Stock accumulate dividends at an initial rate of 7.85% per annum with such rate increasing to 8.35% per annum on April 30, 2000 and to 8.85% per annum from and after April 30, 2001. Proceeds from the Series B Preferred Stock offering were used as partial consideration in the acquisition of the first mortgage note secured by 919 Third Avenue located in New York City.

     As of June 30, 1999 the Company had a three year $500 million unsecured revolving credit facility (the "Credit Facility") with Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the credit facility bank group. Interest rates on borrowings under the Credit Facility are priced off of LIBOR plus a sliding scale ranging from 65 basis points to 90 basis points based on the Company's investment grade rating on its senior unsecured debt. On March 16, 1999, the Company received its second investment grade rating on its senior unsecured debt. As a result, the pricing under the Credit Facility was adjusted to LIBOR plus 90 basis points.

     The  Company  utilizes  the  Credit  Facility   primarily  to  finance  the
acquisitions of properties and other real estate investments, fund its development activities and for working capital purposes. At June 30, 1999, the Company had availability under the Credit Facility to borrow an additional $123 million (net of $28 million of outstanding undrawn letters of credit).

     As of June 30, 1999, the Company had a one year $75 million unsecured term loan (the "Term Loan") from Chase Manhattan Bank. Interest rates on borrowings under the Term Loan are priced off of LIBOR plus 150 basis points for the first nine months and 175 basis points for the remaining three months. At June 30, 1999, the Company had $75 million outstanding under the Term Loan.

     On May 24, 1999, in conjunction with the acquisition of Tower, the Company obtained a $130 million unsecured bridge facility (The "Bridge Facility") from UBS AG. Interest rates on borrowings under the Bridge Facility were priced off of LIBOR plus approximately 214 basis points. On July 23, 1999, the Bridge Facility was repaid through a long term fixed rate secured borrowing.

     The Company's indebtedness at June 30, 1999 totaled $1.4 billion (including its share of joint venture debt and net of minority partners' interests) and was comprised of $473.3 million outstanding under the credit facilities (of which $125 million has been subsequently refinanced with a long term fixed rate secured borrowing), $75 million outstanding under the Term Loan, $449.3 million of senior unsecured notes and approximately $366.3 million of mortgage indebtedness. Based on the Company's total market capitalization of approximately $3.2 billion at June 30, 1999 (calculated based on the market value of the Company's common stock and OP Units, assuming conversion, the market value of the Company's Class B Common Stock, the stated value of the Company's preferred stock and the stated value of the Operating Partnership's preferred units), the Company's debt represented approximately 42.7% of its total market capitalization.

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

SUPPLEMENTAL INFORMATION ON CAPITAL EXPENDITURES, TENANT IMPROVEMENT AND LEASING COMMISSIONS

     The following table summarizes the expenditures incurred for non-incremental capital expenditures, tenant improvements and leasing commissions for the Company's office and industrial properties for the six month period ended June 30, 1999 and the historical average of such non-incremental capital expenditures, tenant improvements and leasing commissions for the years 1995 through 1998.

Non-Incremental Revenue Generating Tenant Improvements and Leasing Commissions
                                                                                                     Six
                                                                                                     Months
                                                                                                     Ended
                                                                                       1995 -1998    June 30,
                                         1995         1996         1997         1998    Average      1999
                                  ------------------------------------------------------------------------------
Long Island Office Properties
    Tenant Improvements            $452,057     $523,574      $784,044    $1,140,251    $724,982     $141,292
    Per Square Foot Improved           4.44         4.28          7.00          3.98        4.92         2.33
    Leasing Commissions            $144,925     $119,047      $415,822      $418,191    $274,496      $90,216
    Per Square Foot Leased             1.42         0.97          4.83          1.46        2.17         1.18
                                  ---------    ---------    ----------   -----------   ---------    ---------
     Total Per Square Foot            $5.86        $5.25        $11.83         $5.44       $7.09        $3.51
                                  =========    =========    ==========   ===========   =========    =========

  Westchester Office Properties
    Tenant Improvements           N/A           $834,764    $1,211,665      $711,160    $961,413     $376,574
    Per Square Foot Improved      N/A               6.33          8.90          4.45        6.67         4.12
    Leasing Commissions           N/A           $264,388      $366,257      $286,150    $326,204     $165,254
    Per Square Foot Leased        N/A               2.00          2.69          1.79        2.24         1.81
                                  ---------    ---------    ----------   -----------   ---------    ---------
     Total Per Square Foot        N/A              $8.33        $11.59         $6.24       $8.91        $5.93
                                  =========    =========    ==========   ===========   =========    =========

  Connecticut Office Properties<F1>
    Tenant Improvements           N/A            $58,000    $1,022,421      $202,880    $570,356      $45,445
    Per Square Foot Improved      N/A              12.45         13.39          5.92        9.66         6.47
    Leasing Commissions           N/A              $0.00      $256,615      $151,063    $181,190      $14,550
    Per Square Foot Leased        N/A               0.00          3.36          4.41        3.89         2.07
                                  ---------    ---------    ----------   -----------   ---------    ---------
     Total Per Square Foot        N/A             $12.45        $16.75        $10.33      $13.55        $8.54
                                  =========    =========    ==========   ===========   =========    =========
  New Jersey Office Properties
    Tenant Improvements           N/A          N/A           N/A            $654,877    $654,877     $119,323
    Per Square Foot Improved      N/A          N/A           N/A                3.78        3.78         2.20
    Leasing Commissions           N/A          N/A           N/A            $396,127    $396,127     $193,570
    Per Square Foot Leased        N/A          N/A           N/A                2.08        2.08         3.18
                                  ---------    ---------    ----------   -----------   ---------    ---------
     Total Per Square Foot        N/A          N/A           N/A               $5.86       $5.86        $5.38
                                  =========    =========    ==========   ===========   =========    =========
  Industrial Properties
    Tenant Improvements            $210,496     $380,334      $230,466      $283,842    $276,285     $150,222
    Per Square Foot Improved           0.90         0.72          0.55          0.76        0.73         0.15
    Leasing Commissions            $107,351     $436,213       $81,013      $200,154    $206,183     $681,474
    Per Square Foot Leased             0.46         0.82          0.19          0.44        0.48         0.67
                                  ---------    ---------    ----------   -----------   ---------    ---------
     Total Per Square Foot            $1.36        $1.54         $0.75         $1.20       $1.21        $0.82
                                  =========    =========    ==========   ===========   =========    =========

<F1>
1995 - 1998 average weighted to reflect October 1996 acquisition date

LEASE EXPIRATIONS

     The following table sets forth scheduled lease expirations for executed leases as of June 30, 1999:

Long Island Office Properties (excluding Omni):
                                            Percent
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                     19      79,657       2.7%       $21.31       $21.54
2000                     45     268,683       9.1%       $21.71       $23.29
2001                     40     187,022       6.3%       $22.15       $24.02
2002                     33     255,550       8.6%       $22.30       $23.71
2003                     52     342,577      11.6%       $21.81       $23.10
2004                     38     246,753       8.4%       $22.69       $25.17
2005 and thereafter      89   1,576,056      53.3%          ---          ---
                     ------  ----------   --------
Total                   316   2,956,298     100.0%
                     ======  ==========   ========

<F1>    Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>    Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Omni:
                                            Percent
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                    ---          ---      ---           ---          ---
2000                      4      60,316      10.2%       $31.71       $36.63
2001                      4      32,680       5.6%       $27.36       $33.63
2002                      4     129,351      22.0%       $24.78       $27.14
2003                      5      72,530      12.3%       $29.56       $29.71
2004                      4     112,414      19.1%       $25.98       $33.12
2005 and thereafter       8     181,502      30.8%          ---          ---
                     ------  ----------   --------
Total                    29     588,793     100.0%
                     ======  ==========   ========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Industrial Properties:
                                            Percent
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                     22     296,298       5.2%       $5.12        $5.68
2000                     30   1,105,940      19.3%       $4.84        $5.19
2001                     28     676,925      11.8%       $5.70        $7.16
2002                     26     207,544       3.6%       $6.42        $7.09
2003                     30     724,434      12.7%       $5.26        $6.06
2004                     24     509,372       8.9%       $6.59        $7.15
2005 and thereafter      42   2,207,616      38.5%         ---          ---
                     ------  ----------   --------
Total                   202   5,728,129     100.0%
                     ======  ==========   ========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Research and Development Properties:
                                            Percent
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                      4      26,891       2.1%        $8.68        $9.44
2000                      7     111,040       8.7%        $8.20        $8.58
2001                      8     150,120      11.8%       $10.75       $11.31
2002                      3      67,967       5.3%       $10.54       $12.51
2003                      4     271,042      21.3%        $5.38        $5.25
2004                      6     105,303       8.3%       $11.93       $13.20
2005 and thereafter      11     540,277      42.5%          ---          ---
                     ------  ----------   --------
Total                    43   1,272,640     100.0%
                     ======  ==========   ========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Westchester Office Properties:
                                            Percent
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                     21      77,887       2.8%       $19.74       $20.18
2000                     53     502,045      18.1%       $22.63       $22.86
2001                     46     334,819      12.1%       $21.83       $21.89
2002                     46     441,072      15.9%       $20.16       $20.40
2003                     35     245,108       8.8%       $21.80       $22.94
2004                     19     106,700       3.9%       $20.10       $20.34
2005 and thereafter      34   1,063,628      38.4%          ---          ---
                     ------  ----------   --------
Total                   254   2,771,259     100.0%
                     ======  ==========   ========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Stamford Office Properties:
                                            Percent
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                     10      24,916       2.4%       $23.61       $23.78
2000                     26     114,054      11.0%       $22.16       $22.54
2001                     23     102,583       9.9%       $24.10       $25.18
2002                     15      89,774       8.7%       $27.32       $28.51
2003                     16      99,052       9.6%       $31.71       $32.46
2004                     15     201,091      19.4%       $20.77       $21.29
2005 and thereafter      25     403,160      39.0%          ---          ---
                     ------  ----------   --------
Total                   130   1,034,630     100.0%
                     ======  ==========   ========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

New Jersey Office Properties:
                                            Percent
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                      5      41,540       2.5%       $20.06       $20.28
2000                     34     329,989      19.7%       $22.66       $22.83
2001                     21     260,195      15.5%       $18.09       $18.10
2002                     20     166,699      10.0%       $19.96       $20.06
2003                     18     327,593      19.6%       $18.09       $18.14
2004                     25     200,994      12.0%       $21.98       $21.94
2005 and thereafter      17     346,494      20.7%          ---          ---
                     ------  ----------   --------
Total                   140   1,673,504     100.0%
                     ======  ==========   ========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

New York Office Properties:
                                            Percent
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                      8      34,158       1.3%       $34.19       $35.37
2000                     19     946,214      34.9%       $32.61       $32.72
2001                     19     136,453       5.0%       $36.25       $36.38
2002                     16     194,873       7.2%       $32.20       $33.92
2003                      7      93,752       3.4%       $31.34       $31.75
2004                      8     107,589       4.0%       $34.48       $34.59
2005 and thereafter      68   1,197,158      44.2%          ---          ---
                     ------  ----------   --------
Total                   145   2,710,197     100.0%
                     ======  ==========   ========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Reckson / Morris Industrial:
                                            Percent
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                      7     387,686      12.7%        $3.95        $3.98
2000                      6     173,768       5.7%        $5.14        $5.31
2001                      1     243,751       8.0%        $7.50        $7.69
2002                      1     610,949      20.0%        $3.75        $3.96
2003                      3     113,916       3.8%        $4.53        $4.72
2004                      5     308,057      10.1%        $4.52        $4.87
2005 and thereafter       8   1,211,594      39.7%          ---          ---
                     ------  ----------   --------
Total                    31   3,049,721     100.0%
                     ======  ==========   ========

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

     The credit facilities and Term Loan bear interest at a variable rate, which will be influenced by changes in short-term interest rates, and is sensitive to inflation.

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

     The year 2000 project has been completed, which is prior to any anticipated impact on its operating systems. Additionally, the Company has received assurances from its contractors that all of the Company's building management and mechanical systems are currently year 2000 compliant or will be made compliant prior to any impact on those systems. However, the Company cannot guarantee that all contractors will comply with their assurances and therefore, the Company may not be able to determine year 2000 compliance of those contractors. At that time, the Company will determine the extent to which the Company will be able to replace non compliant contractors. The Company believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material impact on the operations of the Company.

     To date, the Company has expended approximately one million dollars in connection with upgrading building management, mechanical and computer systems. The costs and completion of the project on which the Company believes it has completed the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and costs of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     In a "worst case scenario", the Company believes that failure of the building management and mechanical systems to operate properly would result in inconveniences to the building tenants which might include no elevator service, lighting or entry and egress. In this case, the management of the Company would manually override such systems in order for normal operations to resume. Additionally, in a "worst case scenario" of the failure of the upgrades to the accounting software, the Company would be required to process transactions, such as the issuance of disbursements, manually until an alternative system was implemented. If the Company was not successful in implementing their year 2000 compliance plan, the Company may suffer a material adverse impact on their consolidated results of operations and financial condition.

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

     The following table presents the Company's FFO calculation (unaudited and in thousands, except per share/unit data):

                                                               Three Months Ended June 30,    Six Months Ended June 30,
                                                                 ------------------------     -------------------------
                                                                     1999         1998          1999            1998
                                                                 ----------     ---------     ----------     ----------
Net income available to common shareholders                      $   11,195     $   9,911     $   22,519     $   19,484
Adjustments for Funds from Operations:
Add:
Real Estate depreciation and amortization                            18,406        12,181         33,094         22,787
Minority partners' interests in consolidated partnerships             1,615           683          2,783          1,216
Limited partners' interest in the operating partnership               1,827         2,762          4,068          4,753
Dividends and distributions on dilutive shares/units                  6,663           ---         11,704            ---
                                                                 ----------     ---------     ----------     ----------
                                                                     39,706        25,537         74,168         48,240
Subtract:
Amount distributable to minority partners in consolidated
    partnerships                                                      1,980           987          3,424          1,775
                                                                 ----------     ---------     ----------     ----------
Funds From Operations (FFO) - diluted                                37,726        24,550         70,744         46,465

Subtract:
Straight line rents                                                   3,178         2,024          4,514          3,488
Non-Incremental capitalized tenant improvements and leasing
    commissions                                                       1,236         1,592          2,055          2,815
Non-Incremental capitalized improvements                                838           848          1,479          1,473
                                                                 ----------     ---------     ----------     ----------
Cash available for distribution (CAD) - diluted                  $   32,474     $  20,086     $   62,696     $   38,689
                                                                 ==========     =========     ==========     ==========
Diluted FFO and CAD calculations:
    Weighted average shares/units                                    52,873        47,331         50,330         46,616
    Weighted average dilutive shares/units                           13,124           541         11,485            563
                                                                 ----------     ---------     ----------     ----------
        Diluted weighted average shares/units                        65,997        47,872         61,815         47,179
                                                                 ==========     =========     ==========     ==========
    FFO per weighted average share/unit                          $     0.57     $    0.51     $     1.14     $     0.98
                                                                 ==========     =========     ==========     ==========
    CAD per weighted average share/unit                          $     0.49     $    0.42     $     1.01     $     0.82
                                                                 ==========     =========     ==========     ==========
    Weighted average dividends per share/unit                    $     0.39     $    0.34     $     0.73     $     0.65
                                                                 ==========     =========     ==========     ==========
    FFO payout ratio                                                  68.0%         66.2%          63.7%          66.3%
                                                                 ==========     =========     ==========     ==========
    CAD payout ratio                                                  79.0%         80.4%          71.9%          79.3%
                                                                 ==========     =========     ==========     ==========

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

     The following table sets forth the Company's long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV") at June 30, 1999 (dollars in thousands):

                                          For the Year Ended December 31,
                            ---------------------------------------------------------
                                1999        2000       2001        2002        2003    Thereafter    Total<F1>     F.M.V
                            ----------   ---------   ---------   --------   ---------  ----------   ----------  -----------
Long term debt:
   Fixed rate               $    8,904   $  32,487   $  19,825   $ 15,002   $  19,742  $  735,681   $  831,641  $   831,641
   Average interest rate         8.85%       7.38%       7.43%      7.80%       7.65%       7.49%        7.51%

   Variable rate            $  205,000   $   5,373   $ 349,100   $    ---   $     ---  $      ---   $  559,473  $   559,473
   Average interest rate         6.93%       7.75%       5.93%        ---         ---         ---        6.39%

<F1>
Includes unamortized issuance discounts of $721,000 on the 5 and 10 year senior unsecured notes issued on March 26, 1999 which are due at maturity.

     In addition, the Company has assessed the market risk for its variable rate debt, which is based upon LIBOR, and believes that a one percent increase in the LIBOR rate would have an approximate $5.6 million annual increase in interest expense based on approximately $559.5 million outstanding at June 30, 1999.

     The following table sets forth the Company's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at June 30, 1999 (dollars in thousands):

                                          For the Year Ended December 31,
                            ---------------------------------------------------------
                                1999        2000       2001        2002        2003    Thereafter      Total       F.M.V
                            ----------   ---------   ---------   --------   ---------  ----------   ----------  -----------
Mortgage notes and notes
   receivable:
      Fixed rate            $    5,038   $ 277,548   $     ---   $  6,785   $     ---  $   50,990   $  340,361  $   340,361
      Average interest rate        10%       9.41%         ---     10.65%         ---      10.69%        9.63%

     The fair value of the Company's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

Part II - Other Information

Item 1.  Legal Proceedings - None
Item 2.  Changes in Securities and Use of Proceeds

          On June 2, 1999, the Company issued 6,000,000 shares of its Series B Convertible Cumulative Preferred Stock, for aggregate proceeds of $150 million. The offering was made pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933 and involved only institutional accredited investors. Shares of said Series B Preferred Stock are redeemable by the Company on or after March 2, 2002. In addition, such shares are convertible into the Company's common stock at a price of $26.05 per share (equivalent to a conversion rate of .9597 shares of common stock for each share of preferred stock). The Series B Preferred Stock accumulates dividends at an initial rate of 7.85% per annum with such rate increasing to 8.35% per annum on April 30, 2000 and to 8.85% per annum from and after April 30, 2001.

Item 3.  Defaults Upon Senior Securities - None
Item 4.  Submission of Matters to a Vote of Securities Holders - None

          On May 20, 1999 the Company held its annual meeting of stockholders. The matters on which the stockholders voted, in person or by proxy, were (1) the election of four nominees as class I directors to serve until the 2002 annual meeting of stockholders and until their respective successors are duly elected and qualified and (2) to ratify the selection of the independent auditors of the Company. The four nominees were elected and the auditors were ratified. The results of the voting are set forth below:

            Election of Directors        Votes Cast For      Votes Cast Against
            ---------------------        --------------      ------------------
               Scott H. Rechler             34,885,811               ----
               Herve A. Kevenides           34,885,711               ----
               Conrad D. Stephenson         34,885,711               ----
               Lewis Ranieri                34,885,711               ----

              Ratification of Auditors      34,880,930              21,980


          On May 24, 1999, the Company held a special meeting of stockholders at which the stockholders approved the issuance by the Company of only shares of its Class B Common Stock as the non-cash portion of the merger consideration in the merger with Tower Realty Trust, Inc. The results of the voting are set forth below:

                       Votes Cast For      Votes Cast Against
                       --------------      ------------------
                          14,277,014            4,357,113

Item 5.  Other information - None
Item 6.  Exhibits and Reports on Form 8-K
     a)  Exhibit 27 Financial Data Schedule
     b) During the three months ended June 30, 1999, the registrant filed the following reports:

          On May 11, 1999, the Company filed Form 8-K announcing that it had entered into an agreement to acquire the first mortgage note secured by 919 Third Avenue located in New York City.

          On June 7, 1999 the Company filed Form 8-K announcing that on May 24, 1999 (i) the stockholders of Tower Realty Trust, Inc. approved the merger of the two companies, (ii) Metropolitan Operating Partnership,
          L. P. entered into a $130 million unsecured credit agreement, (iii) that on May 26, 1999, the Company announced Scott Rechler had been named Co-Chief Executive Officer and President along with other appointments, (iv) that the Company had increased its dividend on its common stock to an annualized dividend rate of $1.485 per share and
          (v) that on June 2, 1999, the Company issued six million shares of Preferred Stock for aggregate proceeds of $150 million.

          On June 25, 1999, the Company filed Form 8-K announcing that it had closed on the acquisition of the first mortgage note secured by 919 Third Avenue located in New York City.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                         RECKSON ASSOCIATES REALTY CORP.
                         Registrant

August 11, 1999          /s/   Scott H. Rechler
Date                     Scott H. Rechler, Co-Chief Executive Officer
                         and President

August 11, 1999          /s/   Michael Maturo
Date                     Michael Maturo, Executive Vice President,
                         Treasurer and Chief Financial Officer