Form 10-Q
period 1999-09-30
RECKSON ASSOCIATES REALTY CORP
filed 1999-11-12
CIK 930548

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                    Yes X No

The company has two class' of common stock, issued at $.01 par value per share with 40,369,506 and 10,483,763 shares of common stock and Class B Common Stock outstanding, respectively as of November 11, 1999

                        RECKSON ASSOCIATES REALTY CORP.
                                QUARTERLY REPORT
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS

INDEX                                                            PAGE
--------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1.  Financial Statements (unaudited)

         Consolidated  Balance  Sheets as of  September  30,
         1999 (unaudited) and December 31, 1998

         Consolidated Statements of Income for the three and nine months ended Sepetember 30, 1999 and 1998
         (unaudited)

         Consolidated Statements of Cash Flows for the six months ended September 30 1999 and 1998 (unaudited)

         Notes  to  the  Consolidated  Financial  Statements
         (unaudited)

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

                              Reckson Associates Realty Corp.
                                Consolidated Balance Sheets
                      (Dollars in thousands, except for share amounts)
                                                              September 30,    December 31,
                                                                  1999            1998
                                                             --------------  --------------
                                                                    (Unaudited)
Assets:
Commercial real estate properties, at cost:
     Land                                                    $     264,326   $     212,540
     Building and improvements                                   1,764,826       1,372,549
Developments in progress:
     Land                                                           61,487          69,143
     Development costs                                              78,955          82,901
Furniture, fixtures and equipment                                    6,378           6,090
                                                             --------------  --------------
                                                                 2,175,972       1,743,223
Less accumulated depreciation                                     (202,212)       (159,049)
                                                             --------------  --------------
                                                                 1,973,760       1,584,174

Investment in real estate joint ventures                            27,774          15,104
Investment in mortgage notes and notes receivable                  349,690          99,268
Cash and cash equivalents                                           39,292           2,349
Tenants receivables                                                  3,260           5,159
Investments in and advances to affiliates                          161,067          53,329
Deferred rent receivable                                            23,804          22,526
Prepaid expenses and other assets                                   62,804          46,372
Contract and land deposits and pre-acquisition costs                 2,847           2,253
Deferred leasing and loan costs                                     36,866          24,282
                                                             --------------  --------------
Total Assets                                                 $   2,681,164   $   1,854,816
                                                             ==============  ==============

Liabilities:
Mortgage notes payable                                       $     460,725   $     253,463
Unsecured credit facilities                                        253,600         465,850
Unsecured term loan                                                 75,000          20,000
Senior unsecured notes                                             449,296         150,000
Accrued expenses and other liabilities                              54,692          50,960
Dividends and distributions payable                                 27,241          19,663
                                                             --------------  --------------
Total Liabilities                                                1,320,554         959,936
                                                             --------------  --------------

Commitments and other comments                                         ---             ---

Minority interests' in consolidated partnerships                    92,718          52,173
Preferred unit interest in the operating partnership                42,518          42,518
Limited partners' minority interest in the operating
    partnership                                                     91,517          94,125
                                                             --------------  --------------
                                                                   226,753         188,816
                                                             --------------  --------------
Stockholders' Equity:
Preferred Stock, $.01 par value, 25,000,000 shares
    authorized
    Series A preferred stock, 9,192,000 shares issued
        and outstanding                                                 92              92
    Perpetual convertible preferred stock, 6,000,000
        and 0 shares issued and outstanding, respectively               60             ---

Common Stock, $01 par value, 100,000,000 shares
    authorized
    Common stock, 40,369,506 and 40,035,419 shares
        issued and outstanding, respectively                           404             400
    Class B Common Stock, 10,913,763 and 0 shares
        issued and outstanding, respectively                           109             ---
Additional paid in capital                                       1,133,192         705,572
                                                             --------------  --------------
Total Stockholders' Equity                                       1,133,857         706,064
                                                             --------------  --------------
Total Liabilities and Stockholders' Equity                   $   2,681,164   $   1,854,816
                                                             ==============  ==============

See accompanying notes to financial statements.

                                                Reckson Associates Realty Corp.
                                               Consolidated Statements of Income
                               (Unaudited and in thousands, except per share and share amounts)
                                                                 Three Months Ended                Nine Months Ended
                                                                    September 30,                     September 30,
                                                            --------------------------------  --------------------------------
                                                                  1999             1998             1999             1998
                                                            ---------------  ---------------  ---------------  ---------------
Revenues:
Base rents                                                  $       95,474   $       60,275   $      234,759   $      162,846
Tenant escalations and reimbursements                               15,395            7,663           32,524           20,776
Equity in earnings of real estate joint ventures
    and service companies                                              483              536            1,372            1,201
Interest income on mortgage notes and notes
    receivable                                                         520            2,083            5,627            5,536
Gain on sales of real estate                                        10,052              ---           10,052              ---
Other                                                                3,421            1,043            8,359            2,624
                                                            ---------------  ---------------  ---------------  ---------------
Total Revenues                                                     125,345           71,600          292,693          192,983
                                                            ---------------  ---------------  ---------------  ---------------
Expenses:
Property operating expenses                                         40,679           22,202           91,125           61,774
Marketing, general and administrative                                6,804            4,380           16,241           11,807
Interest                                                            20,774           13,040           53,620           34,537
Depreciation and amortization                                       21,868           14,835           56,086           38,098
                                                            ---------------  ---------------  ---------------  ---------------
Total Expenses                                                      90,125           54,457          217,072          146,216
                                                            ---------------  ---------------  ---------------  ---------------
Income before preferred dividends and distributions,
    minority interests' and extraordinary items                     35,220           17,143           75,621           46,767
Minority partners' interests in consolidated
    partnerships                                                    (2,150)            (665)          (4,933)          (1,882)
Distributions to preferred unit holders                               (660)            (657)          (1,981)          (1,092)
Limited partners' interest in the operating
    partnership                                                     (3,014)          (1,209)          (7,082)          (5,962)
                                                            ---------------  ---------------  ---------------  ---------------
Income before extraordinary items and dividends to
    preferred  shareholders                                         29,396           14,612           61,625           37,831
Extraordinary items - (loss) on extinguishment of
    debt, net of limited partners share of $74, $323,
    $74 and $323, respectively                                        (555)          (1,670)            (555)          (1,670)
Dividends to preferred shareholders                                 (7,325)          (4,377)         (17,035)          (8,110)
                                                            ---------------  ---------------  ---------------  ---------------
Net income available to common shareholders                 $       21,516   $        8,565   $       44,035   $       28,051
                                                            ===============  ===============  ===============  ===============
Net Income available to:

    Common shareholders                                     $       15,066   $        8,565   $       35,854   $       28,051
    Class B common shareholders                                      6,450              ---            8,181              ---
                                                            ---------------  ---------------  ---------------  ---------------
Total                                                       $       21,516   $        8,565   $       44,035   $       28,051
                                                            ===============  ===============  ===============  ===============
Basic net income per weighted average common share
    before extraordinary items:
    Common shareholders                                     $         0.38   $         0.25   $         0.90   $         0.75
    Extraordinary items (loss) per common share                      (0.01)           (0.04)           (0.01)           (0.04)
                                                            ---------------  ---------------  ---------------  ---------------
    Basic net income per weighted average common
        share                                               $         0.37   $         0.21   $         0.89   $         0.71
                                                            ===============  ===============  ===============  ===============
    Class B common shareholders                             $         0.57   $          ---   $         1.52   $          ---
    Extraordinary items (loss) per Class B  common
        share                                                        (0.01)             ---            (0.03)             ---
                                                            ---------------  ---------------  ---------------  ---------------
    Basic net income per weighted average Class B
        common share                                        $         0.56   $          ---             1.49              ---
                                                            ===============  ===============  ===============  ===============
Weighted average common shares outstanding:
    Common shareholders                                         40,367,161       40,011,627       40,234,749       39,283,706
    Class B common shareholders                                 11,456,931              ---        5,488,759              ---
Diluted net income per weighted average common share:
    Common shareholders                                     $         0.37   $         0.21   $         0.88   $         0.70
    Class B common shareholders                             $         0.41   $          ---   $         0.95   $          ---
Diluted weighted average common shares outstanding:
    Common shareholders                                         40,796,597       40,533,540       40,651,512       39,833,059
    Class B common shareholders                                 11,456,931              ---        5,488,759              ---

See accompanying notes to financial statements.

                            Reckson Associates Realty Corp.
                        Consolidated Statements of Cash Flows)
                             (Unaudited and in thousands)
                                                               Nine Months Ended
                                                                  September 30,
                                                            --------------------------
                                                                1999          1998
                                                            ------------  ------------
Cash flows from Operating Activities:
Net Income available to common shareholders                 $    44,035   $    28,051
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                56,086        38,098
    Minority partners' interests in consolidated
        partnerships                                              4,933         1,882
    Extraordinary loss on extinguishment of debt                    555         1,670
    Gain on sale of interest in Reckson Executive
        Centers, LLC                                                ---            (9)
    Gain on sales of real estate, securities and
        mortgage redemption                                     (10,052)          (43)
    Limited partners' interest in the operating
        partnership                                               7,082         5,962
    Equity in earnings of real estate joint ventures
        and service companies                                    (1,372)       (1,201)
    Distributions from a real estate joint venture                  337           379
Changes in operating assets and liabilities:
    Tenant receivables                                            1,899           249
    Real estate tax escrow                                       (2,405)          236
    Prepaid expenses and other assets                           (13,764)        4,984
    Deferred rents receivable                                    (3,473)       (6,950)
    Accrued expenses and other liabilities                       21,852        13,275
                                                            ------------  ------------
    Net cash provided by operating activities                   105,713        86,583
                                                            ------------  ------------
Cash Flows from Investing Activities:
    Increase in deposits and pre-acquisition costs               (3,485)         (245)
    Increase in developments in progress                         (8,198)      (89,648)
    Purchase of commercial real estate properties              (265,400)     (466,959)
    Investment in mortgage notes and notes
        receivable                                             (295,048)       12,257
    Investments in real estate joint ventures                   (11,875)       (7,760)
    Additions to commercial real estate properties              (21,612)      (15,507)
    Purchase of furniture, fixtures and equipment                  (396)       (1,649)
    Payment of leasing costs                                    (11,851)       (6,254)
    Proceeds  from sales of real estate, securities
        and mortgage redemption                                 269,324           809
                                                            ------------  ------------
    Net cash used in investing activities                      (348,541)     (574,956)
                                                            ------------  ------------
Cash Flows from Financing Activities:
    Proceeds from issuance of common stock net
        of issuance costs                                         1,397        93,630
    Proceeds from issuance of preferred stock net
        of issuance costs                                       148,000       220,800
    Repurchase of Class B Common Stock                          (17,389)          ---
    Principal payments on secured borrowings                     (3,163)       (4,006)
    Payment of loan and equity issuance costs                    (7,113)       (3,557)
    Proceeds from secured borrowings                            125,547           ---
    Investments in and advances to affiliates                  (107,768)      (31,484)
    Proceeds from issuance of senior unsecured
        notes net of issuance costs                             299,262           ---
    Proceeds from unsecured credit facilities                   353,500       345,000
    Repayment of unsecured credit facilities                   (510,750)     (112,000)
    Contributions of minority partners' in consolidated
        partnerships                                             75,000           ---
    Distributions to minority partners' in consolidated
        partnerships                                             (4,573)       (1,825)
    Distributions to limited partners' in the operating
        partnership                                              (8,081)       (4,929)
    Distributions to preferred unit holders                      (1,981)         (652)
    Dividends to common shareholders                            (47,044)      (25,646)
    Dividends to preferred shareholders                         (15,073)       (5,257)
                                                            ------------  ------------
    Net cash provided by financing activities                   279,771       470,074
                                                            ------------  ------------
    Net (decrease) increase in cash and cash
        equivalents                                              36,943       (18,299)
    Cash and cash equivalents at beginning of period              2,349        21,828
                                                            ------------  ------------
    Cash and cash equivalents at end of period              $    39,292   $     3,529
                                                            ============  ============

See accompanying notes to financial statements.

                        RECKSON ASSOCIATES REALTY CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (Unaudited)

1. ORGANIZATION AND FORMATION OF THE COMPANY

     Reckson  Associates  Realty  Corp.  (the  "Company")  was  incorporated  in
Maryland in September 1994. In June, 1995 the Company completed an initial public offering (the "IPO") and commenced operations. The aggregate proceeds to the Company, net of underwriting discount, advisory fee and other offering expenses, were approximately $162 million.

     The Company became the sole general partner of Reckson Operating Partnership L.P. (the "Operating Partnership") by contributing substantially all of the net proceeds of the IPO, in exchange for an approximately 73% interest in the Operating Partnership. All properties acquired by the Company are held by or through the Operating Partnership. In conjunction with the IPO, the Operating Partnership executed various option and purchase agreements whereby it issued common units of limited partnership interest in the Operating Partnership ("OP Units") to certain continuing investors in exchange for interests in certain property partnerships, fee simple and leasehold interests in properties and development land, certain business assets of executive center entities and 100% of the non-voting preferred stock of the management and construction companies.

     As of September 30, 1999, the Company owned and operated 77 office properties comprising approximately 13.1 million square feet, 109 industrial properties comprising approximately 8.0 million square feet and two retail properties comprising approximately 20,000 square feet, located in the New York Tri-State area (the "Tri-State Area"). The Company also owns and operates a 357,000 square foot office building located in Orlando, Florida. In addition, the Company owned or had contracted to acquire approximately 377 acres of land in 16 separate parcels of which the Company can develop approximately 2.8 million square feet of industrial and office space. The Company also has invested approximately $312.9 million in mortgage notes encumbering three Class A office properties encompassing approximately 1.6 million square feet, approximately 472 acres of land located in New Jersey and in a note receivable secured by a partnership interest in Omni Partner's, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York.

     During 1997, the Company formed Reckson Service Industries, Inc. ("RSI") and Reckson Strategic Venture Partners, LLC ("RSVP"). On June 11, 1998, the Operating Partnership distributed its 95% common stock interest in RSI of approximately $3 million to its owners, including the Company which, in turn, distributed the common stock of RSI received from the Operating Partnership to its stockholders. Additionally, during June 1998, the Operating Partnership established a credit facility with RSI (the "RSI Facility") in the amount of $100 million for RSI's service sector operations and other general corporate purposes. As of September 30, 1999 the Company had advanced $83.6 million under the RSI Facility. In addition, the Operating Partnership has approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture Real Estate Investment Trust ("REIT")-qualified investments or advances made to RSI under terms similar to the RSI Facility. As of September 30, 1999, approximately $54.8 million had been invested through the RSVP Commitment, of which $21.8 million represents RSVP-controlled joint venture REIT-qualified investments and $33.0 million represents advances to RSI under the RSVP Commitment. RSI serves as the managing member of RSVP. RSI invests in operating companies that generally provide commercial services to properties owned by the Company and its tenants and third parties nationwide. RSVP was formed to provide the Company with a research and development vehicle to invest in alternative real estate sectors. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus. RSVP's strategy is to identify and acquire interests in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as a platform for future growth.

     On January 6, 1998, the Company made its initial investment in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. In connection with the transaction the Morris Companies contributed 100% of their interests in certain industrial properties to Reckson Morris Operating Partnership, L. P. ("RMI") in exchange for operating partnership units in RMI. The Company has agreed to invest up to $150 million in RMI. On September 27, 1999, the Company sold its interest in RMI to Keystone Property Trust ("KTR") (formerly American Real Estate Investment Corporation) (see note 6).

     During July 1998, the Company formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Tower Realty Trust, Inc. ("Tower"). On May 24, 1999 the Company completed the merger with Tower and acquired three Class A office properties located in New York City totaling 1.6 million square feet and one office property located on Long Island totaling approximately 101,000 square feet. In addition, pursuant to the merger, the Company also acquired certain office properties, a property under development and land located outside of the Tri-State Area. All of the assets acquired in the merger, other than a 357,000 square foot office property located in Orlando, Florida, have been sold. (see note 6).

2.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership at September 30, 1999 and December 31, 1998 and the results of their operations for the three and nine months ended September 30, 1999 and 1998 respectively, and, their cash flows for the nine months ended September 30, 1999 and 1998, respectively. The Operating Partnership's investments in Metropolitan and Omni Partner's, L. P.
("Omni") are reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partners' interest. The Operating Partnership's investment in RMI was reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partner's interest through September 26, 1999. On September 27, 1999, the
Operating Partnership sold its interest in RMI to KTR (see note 6). The operating results of the service businesses currently conducted by Reckson Management Group, Inc., and Reckson Construction Group, Inc., are reflected in the accompanying financial statements on the equity method of accounting. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest, such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The merger with Tower (see note 6) was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the fair value of the consideration given by the Company, in accordance with generally accepted accounting principles ("GAAP"), was used as the valuation basis for the merger. The assets acquired and liabilities assumed by the Company were recorded at the fair value as of the closing date of the merger and the excess of the purchase price over the historical basis of the net assets acquired was allocated primarily to operating real estate properties and real estate properties which have been sold.

     The minority interests at September 30, 1999 represent an approximate 12% limited partnership interest in the Operating Partnership, an approximate 28% interest in certain industrial joint venture properties formerly owned by RMI, a convertible preferred interest in Metropolitan and a 40% interest in Omni.

     The accompanying interim unaudited financial statements have been prepared by the Company's management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of September 30, 1999 and for the nine month periods ended September 30, 1999 and 1998 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10K for the year ended December 31, 1998.

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

     In June 1999, the Financial Accounting Standards Board issued Statement No. 137, amending Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which extended the required date of adoption to the years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2001. The Company does not anticipate that the adoption of this Statement will have any effect on its results of operations or financial position.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

3.   MORTGAGE NOTES PAYABLE

     As of September 30, 1999, the Company had approximately $460.7 million of fixed rate mortgage notes which mature at various times between June 2000 and November 2027. The notes are secured by 23 properties and have a weighted average interest rate of approximately 7.6%.


4.   SENIOR UNSECURED NOTES

     As of September 30, 1999, the Operating Partnership had outstanding approximately $449.3 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures (dollars in thousands):

     Issuance        Face Amount    Coupon Rate      Term         Maturity
------------------  ------------   ------------  -----------  ---------------
August 27, 1997     $       150,000   7.20%       10 years    August 28, 2007
March 26, 1999      $       100,000   7.40%        5 years    March 15,  2004
March 26, 1999      $       200,000   7.75%       10 years    March 15,  2009

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

5.   UNSECURED CREDIT FACILITIES AND UNSECURED TERM LOAN

     As of September 30, 1999, the Company had a three year $500 million unsecured revolving credit facility (the "Credit Facility") from Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the credit facility bank group. Interest rates on borrowings under the Credit Facility are priced off of LIBOR plus a sliding scale ranging from 65 basis points to 90 basis points based on the Company's investment grade rating on its senior unsecured debt. On March 16, 1999, the Company received its investment grade rating on its senior unsecured debt. As a result, the pricing under the Credit Facility was adjusted to LIBOR plus 90 basis points.

     The  Company  utilizes  the  Credit  Facility   primarily  to  finance  the
acquisitions of properties and other real estate investments, fund its development activities and for working capital purposes. At September 30, 1999, the Company had availability under the Credit Facility to borrow an additional $196.2 million (net of $50.2 million of outstanding undrawn letters of credit).

     As of September 30, 1999, the Company had a one year $75 million unsecured term loan (the "Term Loan") from Chase Manhattan Bank. Interest rates on borrowings under the Term Loan are currently priced off of LIBOR plus 175 basis points. The Term Loan matures on December 3, 1999 and the Company is currently in negotiations with the Chase Manhattan Bank to extend and refinance the Term Loan. At September 30, 1999, the Company had $75 million outstanding under the Term Loan.

     On May 24, 1999, in conjunction with the acquisition of Tower (see Note 6), the Company obtained a $130 million unsecured bridge facility (The "Bridge Facility") from UBS AG. Interest rates on borrowings under the Bridge Facility were priced off of LIBOR plus approximately 214 basis points. On July 23, 1999, the Bridge Facility was repaid through a long term fixed rate secured borrowing. As a result, certain deferred loan costs incurred in connection with the Bridge Facility were written off. Such amount is reflected as an extraordinary loss in the accompanying consolidated statements of income.

6.   COMMERCIAL REAL ESTATE INVESTMENTS

     During the three months ended March 31, 1999, the Company purchased approximately 68.1 acres of vacant land in Northern New Jersey for approximately $2.6 million. In addition, RMI purchased 74.6 acres of vacant land for approximately $3.7 million and a 846,000 square foot industrial property located in Cranbury, New Jersey for approximately $34 million. During the three months ended September 30, 1999, these assets were sold to KTR and the Matrix Development Group ("Matrix").

     On April 13, 1999, the Company received approximately $25.8 million from the redemption of a mortgage note receivable which secured three office properties located in Garden City, Long Island, encompassing approximately 400,000 square feet. As a result, the Company recognized a gain of approximately $4.3 million. Such gain has been included in gain on sales of real estate on the accompanying consolidated statements of income.

     On June 7, 1999 the Company sold a 24,000 square foot office property located in Ossining, New York for approximately $1.5 million. As partial consideration for the sale, the Company obtained a $1.2 million, three year purchase money mortgage.

     On June 15, 1999, the Company acquired the first mortgage note secured by a 42 story, 1.4 million square foot Class A office property located at 919 Third Avenue in New York City for approximately $277.5 million. The first mortgage note entitles the Company to all the net cash flow of the property and to substantial rights regarding the operations of the property, with the Company anticipating to ultimately obtain title to the property. This acquisition was financed with proceeds from the issuance of six million shares of Series B Convertible Cumulative Preferred Stock (see note 7) and through draws under the Credit Facility. Current financial accounting guidelines provide that where a lender has virtually the same risks and potential rewards as those of a real estate owner it should recognize the full economics associated with the operations of the property. As such, the Company has recognized the real estate operations of the 919 Third Avenue in the accompanying consolidated statements of income from the date of acquisition.

     On August 9, 1999, the Company executed a contract, which is to take place in three stages, for the sale of its interest in RMI which consisted of 28 properties, comprising approximately 6.1 million square feet and three other big box industrial properties to KTR. In addition, the Company also entered into a sale agreement with Matrix relating to a first mortgage note and certain industrial land holdings (the "Matrix Sale"). The combined total sale price is $310 million (approximately $42 million of which is payable to the Morris Companies and its affiliates) and will consist of a combination of cash, convertible preferred and common stock of KTR, preferred units of KTR's operating partnership, relief of debt and a purchase money mortgage note secured by certain land that is being sold to Matrix.

     During September 1999, the Matrix Sale and the first stage of the RMI closing occurred whereby the Company sold its interest in RMI to KTR for a combined sales price of approximately $164.7 million (net of minority partner's interest). The combined consideration consisted of approximately $86.3 million in cash, $40 million of preferred stock of KTR, $1.5 million in common stock of KTR, approximately $26.7 million of debt relief and approximately $10.2 million in purchase money mortgages. As a result, the Company incurred a gain of approximately $10.1 million. Cash proceeds from the sales were used primarily to repay borrowings under the Credit Facility.

     The second and third stages of the RMI closing are scheduled to be completed in December 1999 and April 2000, respectively. Both of the remaining stages each consist of three industrial buildings and are being sold for total consideration of $50 million and $48 million, respectively.

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

     The Board of Directors of the Company has authorized a purchase buy back program for the Company's Class B Common Stock (see note 7).

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

     Prior to the closing of the Merger, the Company arranged for the sale of four of Tower's Class B New York City properties, comprising approximately 701,000 square feet for approximately $84.5 million. Subsequent to the closing of the Merger, the Company has sold a real estate joint venture interest and all of the property located outside the Tri State Area other than one office property located in Orlando, Florida for approximately $171.1 million. The combined consideration consisted of approximately $143.8 million in cash and approximately $27.3 million of debt relief. Net cash proceeds from the sales were used primarily to repay borrowings under the Credit Facility. As a result of incurring certain sales and closing costs in connection with the sale of the assets located outside the Tri State Area, the Company has incurred a loss of approximately $4.4 million which has been included in gain on sales of real estate on the accompanying consolidated statements of income.

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

      On September 22, 1999, the Board of Directors declared a dividend of $.37125 per share of common stock payable on October 19, 1999 to its shareholders of record as of October 7,1999. The dividend declared, which related to the three months ended September 30, 1999, is based upon an annual dividend of $1.485 per share.

     On September 22, 1999, the Board of Directors declared a dividend on its Series A Convertible Cumulative Preferred Stock of $.4766 per share payable on November 1, 1999 to shareholders of record as of October 15, 1999. The dividend declared, which relates to the three months ended October 31, 1999, is based on an annual dividend of $1.906 per share.

      On September 22, 1999, the Board of Directors declared a dividend of $.49063 on its Series B Preferred Stock payable on November 1, 1999 to shareholders of record as of October 15, 1999. The dividend declared , which related to the three months ended October 31, 1999, is based upon an annual dividend of $1.96 per share.

     On September 22, 1999, the Board of Directors declared a dividend of $.56 per share of Class B Common Stock payable on November 1, 1999 to its shareholders of record as of October 15, 1999. The dividend declared, which related to the three months ended October 31, 1999, is based upon an annual dividend of $2.24 per share.

     The Board of Directors of the Company has authorized the purchase of up to three million shares of the Company's Class B Common Stock. In addition, the Board of Directors has also authorized the purchase of up to an additional three million shares of the Company's Class B Common Stock and/or its common stock. The buy-back program will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. As of September 30, 1999, the Company purchased and retired 780,804 shares of Class B Common Stock for approximately $17.4 million.

     Basic net income per share on the Company's common stock was calculated using the weighted average number of shares outstanding of 40,367,161 and 40,011,627 for the three months ended September 30, 1999 and 1998, respectively and 40,234,749 and 39,283,706 for the nine months ended September 30, 1999 and 1998, respectively.

     Basic net income per share on the Company's Class B common Stock was calculated using the weighted average number of shares outstanding of 11,456,931 and 5,488,759 for the three and nine months ended September 30, 1999, respectively.

     The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted earnings per weighted average common share and the computation of basic and diluted earnings per share for the Company's common stock (in thousands except for earnings per share data):

                                                                   Three Months Ended                Nine Months Ended
                                                                      September 30,                     September 30,
                                                            --------------------------------  --------------------------------
                                                                  1999             1998             1999             1998
                                                            ---------------  ---------------  ---------------  ---------------
Numerator:
    Income before extraordinary item, dividends to
        preferred shareholders and income allocated
        to Class B  shareholders                            $       29,396   $       14,612   $       61,625   $       37,831
    Dividends to preferred shareholders                             (7,325)          (4,377)         (17,035)          (8,110)
    Extraordinary loss (net of share applicable to
        limited partners and Class B Common
        shareholders )                                                (389)          (1,670)            (389)          (1,670)
    Income allocated to Class B shareholders                        (6,616)             ---           (8,347)             ---
                                                            ---------------  ---------------  ---------------  ---------------
    Numerator for basic and diluted earnings per
        share                                               $       15,066   $        8,565   $       35,854   $       28,051
                                                            ===============  ===============  ===============  ===============

Denominator:
    Denominator for basic earnings per share-
        weighted-average common shares                              40,367           40,012           40,235           39,284
    Effect of dilutive securities:
        Employee stock options                                         430              522              417              549
                                                            ---------------  ---------------  ---------------  ---------------
    Denominator for diluted earnings per common
        share- adjusted weighted-average shares and
        assumed conversions                                         40,797           40,534           40,652           39,833
                                                            ===============  ===============  ===============  ===============
Basic earnings per common share:
    Income before extraordinary item                        $         0.38   $         0.25   $         0.90   $         0.75
    Extraordinary item                                               (0.01)           (0.04)           (0.01)           (0.04)
                                                            ---------------  ---------------  ---------------  ---------------
    Net income per common share                             $         0.37   $         0.21   $         0.89   $         0.71
                                                            ===============  ===============  ===============  ===============
Diluted earnings per common share:
    Income before extraordinary item                        $         0.38   $         0.25   $         0.89   $         0.75
    Extraordinary item                                               (0.01)           (0.04)           (0.01)           (0.05)
                                                            ---------------  ---------------  ---------------  ---------------
    Diluted net income per common share                     $         0.37   $         0.21   $         0.88   $         0.70
                                                            ===============  ===============  ===============  ===============

See accompanying notes to financial statements.


     The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted earnings per weighted average common share and the computation of basic and diluted earnings per share for the Company's Class B Common Stock (in thousands except for earnings per share data):

                                                           Three Months Ended   Nine Months Ended
                                                           September 30, 1999   September 30, 1998
                                                           ------------------   ------------------
Numerator:
    Income before extraordinary item, dividends to
        preferred shareholders and income allocated
        to common shareholders                              $         29,396     $         61,625
    Dividends to preferred shareholders                               (7,325)             (17,035)
    Extraordinary loss (net of share applicable to
        limited partners and common shareholders)                       (166)                (166)
    Income allocated to common shareholders                          (15,455)             (36,243)
                                                            -----------------    -----------------
    Numerator for basic earnings per share                             6,450                8,181
Add back:
    Income allocated to common shareholders                           15,066               35,854
    Limited partners' interest in the operating
        partnership                                                    3,014                7,082
                                                            -----------------    -----------------
Numerator for diluted earnings per share                    $         24,530     $         51,117
                                                            =================    =================

Denominator:
    Denominator for basic earnings per share-
        weighted-average Class B common shares                        11,457                5,489
    Effect of dilutive securities:
        Weighted average common shares outstanding                    40,367               40,235
        Weighted average OP Units outstanding                          7,702                7,706
        Employee stock options                                           430                  417
                                                            -----------------    -----------------
    Denominator for diluted earnings per Class B
        common share-adjusted weighted-average
        shares and assumed conversions                                59,956               53,847
                                                            =================    =================
Basic earnings per Class B common share:
    Income before extraordinary item                        $           0.57     $           1.52
    Extraordinary item                                                 (0.01)               (0.03)
                                                            -----------------    -----------------
    Net income per Class B common share                     $           0.56     $           1.49
                                                            =================    =================
Diluted earnings per Class B common share:
    Income before extraordinary item                        $           0.41     $           0.95
    Extraordinary item                                                  ----                  ---
                                                            -----------------    -----------------
    Diluted net income per Class B common share             $           0.41     $           0.95
                                                            =================    =================

8.   Non Cash Investing and Financing Acitivties (in thousands)

                                              Nine Months Ended September 30,
                                                  ----------  -----------
                                                      1999        1998
                                                  ----------  -----------
Cash paid during the period for interest          $  40,341   $   29,411
                                                  ==========  ===========
Interest capitalized during the period            $   7,281   $    5,140
                                                  ==========  ===========


    On May 24, 1999, in conjunction with the Tower acquisition, the Company issued 11,694,567 shares of Class B Common Stock which were valued for GAAP purposes at approximately $304.1 million and assumed approximately $133.4 million of indebtedness for a total non cash investment of approximately $437.5 million.


9.  Segment Disclosure

    The Company owns all of the interests in its real estate properties by or through the Operating Partnership. The Company's portfolio consists of Class A office properties located within the New York City metropolitan area and Class A suburban office and industrial properties located and operated within the Tri-State Area (the "Core Portfolio"). In addition, the Company's portfolio also includes one office property located in Orlando, Florida and for the period commencing January 6, 1998 and ending September 26, 1999, industrial properties which were owned by RMI. The Company has managing directors who report directly to the Chief Operating Officer and Chief Financial Officer who have been identified as the Chief Operating Decision Makers because of their final authority over resource allocation, decisions and performance assessment.

    In addition, as the Company expects to meet its short term liquidity requirements in part through the Credit Facility and Term Loan, interest incurred on borrowings under the Credit Facility and Term Loan is not considered as part of property operating performance. Further, the Company does not consider the property operating performance of the office property located in Orlando, Florida as a part of its Core Portfolio.

    The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

    The following tables set forth the components of the Company's revenues and expenses and other related disclosures for the three months ended September 30, 1999 and 1998 (in thousands):

                                                                   Three months ended September 30, 1999
                                                            -----------------------------------------------------
                                                             Core                                   Consolidated
                                                             Portfolio       RMI         Other      Totals
                                                            -----------  -----------  -----------  --------------
Revenues:
    Base rents, tenant escalations and
        reimbursements                                      $   97,787   $    5,480   $    7,602   $     110,869
    Equity in earnings of real estate joint ventures
        and service companies                                      ---          ---          483             483
    Other income                                                   209          ---       13,784          13,993
                                                            -----------  -----------  -----------  --------------
Total Revenues                                                  97,996        5,480       21,869         125,345
                                                            -----------  -----------  -----------  --------------
Expenses:
    Property expenses                                           37,202          823        2,654          40,679
    Marketing, general and administrative                        4,384          158        2,262           6,804
    Interest                                                     7,428          128       13,218          20,774
    Depreciation and amortization                               18,684        1,343        1,841          21,868
                                                            -----------  -----------  -----------  --------------
Total Expenses                                                  67,698        2,452       19,975          90,125
                                                            -----------  -----------  -----------  --------------
Income before preferred dividends and distributions,
    minority interests' and extraordinary items             $   30,298   $    3,028   $    1,894   $      35,220
                                                            ===========  ===========  ===========  ==============
Total assets                                                $2,104,169   $        0   $  576,995   $   2,681,164
                                                            ===========  ===========  ===========  ==============

                                                                   Three months ended September 30, 1998
                                                            -----------------------------------------------------
                                                             Core                                   Consolidated
                                                             Portfolio       RMI         Other      Totals
                                                            -----------  -----------  -----------  --------------
Revenues:
    Base rents, tenant escalations and
        reimbursements                                      $   63,820   $    3,967   $      151   $      67,938
    Equity in earnings of real estate joint ventures
        and service companies                                      ---          ---          536             536
    Other income                                                   107          ---        3,019           3,126
                                                            -----------  -----------  -----------  --------------
Total Revenues                                                  63,927        3,967        3,706          71,600
                                                            -----------  -----------  -----------  --------------
Expenses:
    Property expenses                                           21,032          677          493          22,202
    Marketing, general and administrative                        3,349          158          873           4,380
    Interest                                                     4,427          278        8,335          13,040
    Depreciation and amortization                               12,560          934        1,341          14,835
                                                            -----------  -----------  -----------  --------------
Total Expenses                                                  41,368        2,047       11,042          54,457
                                                            -----------  -----------  -----------  --------------
Income before preferred dividends and distributions,
    minority interests' and extraordinary items             $   22,559   $    1,920   $   (7,336)  $      17,143
                                                            ===========  ===========  ===========  ==============
Total assets                                                $1,557,066   $  142,863   $   72,888   $   1,772,817
                                                            ===========  ===========  ===========  ==============

     The following tables set forth the components of the Company's revenues and expenses and other related disclosures for the nine months ended September 30, 1999 and 1998 (in thousands):

                                                                    Nine months ended September 30, 1999
                                                            -----------------------------------------------------
                                                             Core                                   Consolidated
                                                             Portfolio       RMI         Other      Totals
                                                            -----------  -----------  -----------  --------------
Revenues:
    Base rents, tenant escalations and
        reimbursements                                      $  240,753   $   15,380   $   11,150   $     267,283
    Equity in earnings of real estate joint ventures
        and service companies                                      ---          ---        1,372           1,372
    Other income                                                   422            2       23,614          24,038
                                                            -----------  -----------  -----------  --------------
Total Revenues                                                 241,175       15,382       36,136         292,693
                                                            -----------  -----------  -----------  --------------
Expenses:
    Property expenses                                           84,912        2,390        3,823          91,125
    Marketing, general and administrative                       12,184          456        3,601          16,241
    Interest                                                    17,179          671       35,770          53,620
    Depreciation and amortization                               47,677        3,710        4,699          56,086
                                                            -----------  -----------  -----------  --------------
Total Expenses                                                 161,952        7,227       47,893         217,072
                                                            -----------  -----------  -----------  --------------
Income before preferred dividends and distributions,
    minority interests' and extraordinary items             $   79,223   $    8,155   $  (11,757)  $      75,621
                                                            ===========  ===========  ===========  ==============

                                                                    Nine months ended September 30, 1998
                                                            -----------------------------------------------------
                                                             Core                                   Consolidated
                                                             Portfolio       RMI         Other      Totals
                                                            -----------  -----------  -----------  --------------
Revenues:
    Base rents, tenant escalations and
        reimbursements                                      $  172,868   $   10,603   $      151   $     183,622
    Equity in earnings of real estate joint ventures
        and service companies                                      ---          ---        1,201           1,201
    Other income                                                   329          ---        7,831           8,160
                                                            -----------  -----------  -----------  --------------
Total Revenues                                                 173,197       10,603        9,183         192,983
                                                            -----------  -----------  -----------  --------------
Expenses:
    Property expenses                                           59,488        1,793          493          61,774
    Marketing, general and administrative                        8,587          364        2,856          11,807
    Interest                                                    12,110          814       21,613          34,537
    Depreciation and amortization                               32,804        2,469        2,825          38,098
                                                            -----------  -----------  -----------  --------------
Total Expenses                                                 112,989        5,440       27,787         146,216
                                                            -----------  -----------  -----------  --------------
Income before preferred dividends and distributions,
    minority interests' and extraordinary items             $   60,208   $    5,163   $  (18,604)  $      46,767
                                                            ===========  ===========  ===========  ==============

10.  Subsequent Events

     On October 15, 1999 the Company entered into a contract to purchase 1350 Avenue of the Americas, a 540,000 square foot, Class A office property located in New York City for approximately $126.5 million. The closing is anticipated to occur in December,1999.

     As of October 25, 1999, the Company has purchased and retired an additional 430,000 shares of its Class B Common Stock for approximately $8.6 million.

     During November 1999, the Boards of Directors of RSI and the Company have approved amendments to the RSI Facility and the RSVP Commitment which are necessary for RSI to proceed with certain proposed acquisition financing. As consideration for such approvals, RSI will pay a fee to the Operating Partnership in the form of approximately 176,000 shares of RSI common stock.

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

     The Company owns all of the interests in its real properties through Reckson Operating Partnership, L. P. (the "Operating Partnership"). As of September 30, 1999, the Company owned and operated 77 office properties comprising approximately 13.1 million square feet, 109 industrial properties comprising approximately 8.0 million square feet and two retail properties comprising approximately 20,000 square feet, located in the Tri-State Area. The Company also owns and operates a 357,000 square foot office building located on Orlando Florida. In addition, the Company owned or had contracted to acquire approximately 377 acres of land in 16 separate parcels of which the Company can develop approximately 2.8 million square feet of industrial and office space. The Company also has invested approximately $312.9 million in mortgage notes encumbering three Class A office properties encompassing approximately 1.6 million square feet, approximately 472 acres of land located in New Jersey and in a note receivable secured by a partnership interest in Omni Partner's, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York.

     During 1997, the Company formed Reckson Service Industries, Inc. ("RSI") and Reckson Strategic Venture Partners, LLC ("RSVP"). On June 11, 1998, the Operating Partnership distributed its 95% common stock interest in RSI of approximately $3 million to its owners, including the Company which, in turn, distributed the common stock of RSI received from the Operating Partnership to its stockholders. Additionally, during June 1998, the Operating Partnership established a credit facility with RSI (the"RSI Facility") in the amount of $100 million for RSI's service sector operations and other general corporate purposes. As of September 30, 1999, the Company had advanced $83.6 million under the RSI Facility. In addition, the Operating Partnership has approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT-qualified investments or advances made to RSI under terms similar to the RSI Facility. As of September 30, 1999, approximately $54.8 million had been invested through the RSVP Commitment, of which $21.8 million represents RSVP-controlled joint venture REIT-qualified investments and $33 million represents advances to RSI under the RSVP Commitment.

     During November 1999, the Boards of Directors of RSI and the Company have approved amendments to the RSI Facility and the RSVP Commitment which are necessary for RSI to proceed with certain proposed acquisition financing. As consideration for such approvals, RSI will pay a fee to the Operating Partnership in the form of approximately 176,000 shares of RSI common stock.

     RSI serves as the managing member of RSVP. RSI invests in operating companies that generally provide commercial services to properties owned by the Company and its tenants and third parties nationwide . RSVP was formed to provide the Company with a research and development vehicle to invest in alternative real estate sectors. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus. RSVP's strategy is to identify and acquire interests in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as a platform for future growth.

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

     On August 9, 1999, the Company executed a contract, which will take place in three stages, for the sale of its interest in RMI which consisted of 28 properties, comprising approximately 6.1 million square feet and three other big box industrial properties to KTR. In addition, the Company also entered into a sale agreement with Matrix relating to a first mortgage note and certain industrial land holdings (the "Matrix Sale"). The combined total sale price is $310 million (approximately $42 million of which is payable to the Morris Companies and its affiliates) and will consist of a combination of cash, convertible preferred and common stock of KTR, preferred units of KTR's operating partnership, relief of debt and a purchase money mortgage note secured by certain land that is being sold to Matrix.

     During September 1999, the Matrix Sale and the first stage of the RMI closing occurred whereby the Company sold its interest in RMI to KTR for a combined sales price of approximately $164.7 million (net of minority partner's interest). The combined consideration consisted of approximately $86.3 million in cash, $40 million of preferred stock of KTR, $1.5 million in common stock of KTR, approximately $26.7 million of debt relief and approximately $10.2 million in purchase money mortgages. As a result, the Company incurred a gain of approximately $10.1 million. Cash proceeds from the sales were used primarily to repay borrowings under the Credit Facility.

     The second and third stages of the RMI closing are scheduled to be completed in December 1999 and April 2000, respectively. Both of the remaining stages each consist of three industrial buildings and are being sold for total consideration of $50 million and $48 million, respectively.

     In July 1998, the Company formed a joint venture, Metropolitan Partners LLC, a Delaware limited liability company ("Metropolitan"), with Crescent Real Estate Equities Company, a Texas real estate investment trust ("Crescent").

     On December 8, 1998, the Company, Metropolitan and Tower Realty Trust, Inc. ("Tower") executed a merger agreement and on May 24, 1999 Tower was merged (the "Merger") into Metropolitan, with Metropolitan surviving the Merger. Concurrently with the Merger, Tower Realty Operating Partnership, L.P. ("Tower OP") was merged with and into a subsidiary of Metropolitan. The consideration issued in the mergers was comprised of (i) 25% cash (approximately $107.2 million) and (ii) 75% of shares of Class B Exchangeable Common Stock, par value $.01 per share, of the Company (the "Class B Common Stock") (valued for general accepted accounting principles ("GAAP") purposes at approximately $304.1 million).

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

     The Board of Directors of the Company has authorized a purchase buy back program for the Company's Class B Common Stock (see liquidity and capital resources).

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

     The Tower portfolio acquired in the Merger consisted of three office properties comprising approximately 1.6 million square feet located in New York City, one office property located on Long Island and certain office properties and other real estate assets located outside the Tri-State Area.

     Prior to the closing of the Merger, the Company arranged for the sale of four of Tower's Class B New York City properties, comprising approximately 701,000 square feet for approximately $84.5 million. Subsequent to the closing of the Merger, the Company has sold a real estate joint venture interest and all of the property located outside the Tri State Area other than one office property located in Orlando, Florida for approximately $171.1 million. The combined consideration consisted of approximately $143.8 million in cash and approximately $27.3 million of debt relief. Net cash proceeds from the sales were used primarily to repay borrowings under the Credit Facility. As a result of incurring certain sales and closing costs in connection with the sale of the assets located outside the Tri State Area, the Company has incurred a loss of approximately $4.4 million which has been included in gain on sales of real estate on the accompanying consolidated statements of income.

     The market capitalization of the Company at September 30, 1999 was approximately $2.9 billion. The Company's market capitalization is based on the market value of the Company's common stock and common units of limited partnership interest in the Operating Partnership ("OP Units") (assuming conversion) of $20.81 per share/unit (based on the closing price of the Company's common stock on September 30, 1999), the market value of the Company's Class B Common Stock of $21.88 per share (based on the closing price of the Company's Class B Common Stock on September 30, 1999) ,the liquidation preference value of the Company's preferred stock of $25 per share, the liquidation preference value of the Operating Partnership's preferred units and the $1.2 billion (including its share of joint venture debt and net of minority partners' interests) of debt outstanding at September 30, 1999. As a result, the Company's total debt to total market capitalization ratio at September 30, 1999 equaled approximately 42.4%.

RESULTS  OF OPERATIONS

     The Company's total revenues increased by $53.7 million or 75.1% for the three months ended September 30, 1999 as compared to the 1998 period. The growth in total revenues is primarily attributable to the gain on sales of real estate ($10.1 million or 18.7%), the Company's acquisition of the Tower portfolio on May 24, 1999 (including $4.8 million attributable to properties sold during the quarter) and the acquisition of the first mortgage note secured by 919 Third Avenue. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $42.9 million or 63.2% for the three months ended September 30, 1999 as compared to the 1998 period. The 1999 increase in Property Operating Revenues is comprised of approximately $3.9 million attributable to increases in rental rates and changes in occupancies and approximately $39.0 million attributable to the acquisitions and development of properties. The Company's base rent was increased by the impact of the straight-line rent adjustment by $2.1 million for the three months ended September 30, 1999 as compared to $2.0 million for the 1998 period.

      Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $18.5 million or 83.2% for the three months ended September 30, 1999 as compared to the 1998 period. These increases are primarily due to the acquisition of the Tower portfolio on May 24, 1999 (including $2.2 million attributable to properties sold during the quarter) and the acquisition of the first mortgage note secured by 919 Third Avenue, which operations were reflected in Property Expenses. Gross operating margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the three months ended September 30, 1999 and 1998 were 63.3% and 67.3% respectively. The decrease in gross operating margins is primarily attributable to the Company's acquisitions of full service office buildings which generally operate on lower gross operating margins .

      Marketing, general and administrative expenses increased by $2.4 million for the three months ended September 30, 1999 as compared to the 1998 period. The increase is due to the increased costs of managing the acquisition properties and the increase in corporate management and administrative costs associated with the growth of the Company including the opening of its New York City division. Marketing, general and administrative expenses as a percentage of total revenues were 5.4% for the three months ended September 30, 1999 as compared to 6.1% for the 1998 period.

      Interest expense increased by $7.7 million for the three months ended September 30, 1999 as compared to the 1998 period. The increase is attributable to an increased cost attributable to an increased average balance on the Company's credit facilities and Term Loan, interest on the Company's senior unsecured notes issued on March 26, 1999 and an increase in secured borrowings primarily attributable to the assumption of debt (including $26.9 million relating to properties sold during the quarter) and incurrence of new debt in conjunction with the Tower acquisition. The weighted average balance outstanding on the Company's credit facilities and Term Loan was $479.7 million for the three months ended September 30, 1999 as compared to $419.8 million for the 1998 period.

      The Company's total revenues increased by $99.7 million or 51.7% for the nine months ended September 30 1999 as compared to the 1998 period. The growth in total revenues is primarily attributable to the gain on sales of real estate ($10.1 million or 10.1%), the Company's acquisition of the Tower portfolio on May 24, 1999 (including $7.3 million attributable to properties that were sold) and the acquisition of the first mortgage note secured by 919 Third Avenue. Property Operating Revenues increased by $83.7 million or 45.6% for the nine months ended September 30, 1999 as compared to the 1998 period. The 1999 increase in Property Operating Revenues is comprised of $7.9 million attributable to increases in rental rates and changes in occupancies and $75.8 million attributable to acquisitions and development of properties. The
Company's base rent was increased by the impact of the straight-line rent adjustment by $6.8 million for the nine months ended September 30, 1999 as compared to $5.7 million for the 1998 period.

     Property Expenses increased by $29.4 million or 47.5% for the nine months ended September 30, 1999 as compared to the 1998 period. These increases are primarily due to the acquisition of the Tower portfolio (including $3.1 million attributable to properties sold during the third quarter) and the acquisition of the first mortgage note secured by 919 Third Avenue, which operations are reflected in Property Expenses. Gross operating margins for the nine months ended September 30, 1999 and 1998 were 65.9% and 66.4%, respectively. The decrease in gross operating margins reflects the Company's acquisition of full service office buildings which generally operate on lower gross operating margins.

     Marketing, general and administrative expenses increased by $4.4 million for the nine months ended September 30, 1999 as compared to the 1998 period. The increase is due to increased costs of managing the acquisition properties and the increase in corporate management and administrative costs associated with the growth of the Company including the opening of its New York City division. Marketing, general and administrative expenses as a percentage of total revenues were 5.6% for the nine months ended September 30, 1999 as compared to 6.1% for the 1998 period.

     Interest expense increased by $19.1 million for the nine months ended September 30, 1999 as compared to the 1998 period. The increase is attributable to an increased cost attributable to an increased average balance on the Company's credit facilities and Term Loan, interest on the Company's senior unsecured notes issued on March 26, 1999 and an increase in secured borrowings primarily attributable to the assumption of debt (including $26.9 million relating to properties sold during the third quarter) and incurrence of new debt in conjunction with the Tower acquisition. The weighted average balance outstanding on the Company's credit facilities was $446.1million for the nine months ended September 30, 1999 as compared to $348.0 million for the 1998 period.

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

     The Board of Directors of the Company has authorized the purchase of up to three million shares of the Company's Class B Common Stock. In addition, the Board of Directors has also authorized the purchase of up to an additional three million shares of the Company's Class B Common Stock and/or its common stock. The buy-back program will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. As of September 30, 1999, the Company purchased and retired 780,804 shares of Class B Common Stock for approximately $17.4 million.

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

     As of September 30, 1999 the Company had a three year $500 million unsecured revolving credit facility (the "Credit Facility") with Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the credit facility bank group. Interest rates on borrowings under the Credit Facility are priced off of LIBOR plus a sliding scale ranging from 65 basis points to 90 basis points based on the Company's investment grade rating on its senior unsecured debt. On March 16, 1999, the Company received its investment grade rating on its senior unsecured debt. As a result, the pricing under the Credit Facility was adjusted to LIBOR plus 90 basis points.

     The  Company  utilizes  the  Credit  Facility   primarily  to  finance  the
acquisitions of properties and other real estate investments, fund its development activities and for working capital purposes. At September 30, 1999, the Company had availability under the Credit Facility to borrow an additional $196.2 million (net of $50.2 million of outstanding undrawn letters of credit).

     As of September 30, 1999, the Company had a one year $75 million unsecured term loan (the "Term Loan") from Chase Manhattan Bank. Interest rates on borrowings under the Term Loan are currently priced off of LIBOR plus 175 basis points. The Term Loan matures on December 3, 1999 and the Company is currently in negotiations with the Chase Manhattan Bank to extend and refinance the Term Loan. At September 30, 1999, the Company had $75 million outstanding under the Term Loan.

     On May 24, 1999, in conjunction with the acquisition of Tower, the Company obtained a $130 million unsecured bridge facility (The "Bridge Facility") from UBS AG. Interest rates on borrowings under the Bridge Facility were priced off of LIBOR plus approximately 214 basis points. On July 23, 1999, the Bridge Facility was repaid through a long term fixed rate secured borrowing. As a result, certain deferred loan costs incurred in connection with the Bridge Facility were written off. Such amount is reflected as an extraordinary loss in the Company's consolidated statements of income.

     The Company's indebtedness at September 30, 1999 totaled $1.2 billion (including its share of joint venture debt and net of minority partners' interests) and was comprised of $253.6 million outstanding under the credit facilities, $75 million outstanding under the Term Loan, approximately $449.3 million of senior unsecured notes and approximately $460.7 million of mortgage indebtedness. Based on the Company's total market capitalization of approximately $2.9 billion at September 30, 1999 (calculated based on the market value of the Company's common stock and OP Units, assuming conversion, the market value of the Company's Class B Common Stock, the liquidation preference value of the Company's preferred stock and the liquidation preference value of the Operating Partnership's preferred units), the Company's debt represented approximately 42.4% of its total market capitalization.

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

SUPPLEMENTAL INFORMATION ON CAPITAL EXPENDITURES, TENANT IMPROVEMENT AND LEASING COMMISSIONS

     The following table summarizes the expenditures incurred for non-incremental capital expenditures, tenant improvements and leasing commissions for the Company's office and industrial properties for the nine month period ended September 30, 1999 and the historical average of such non-incremental capital expenditures, tenant improvements and leasing commissions for the years 1995 through 1998.

Non-Incremental Revenue Generating Capital Expenditures
                                                                                                   Nine
                                                                                                   Months
                                                                                                   Ended
                                                                                       1995 -1998  Sept. 30,
                                         1995         1996         1997         1998    Average    1999
                                  ------------------------------------------------------------------------------
Office Properties
     Total                           $364,545     $375,026   $1,108,675   $2,004,976     $963,305    $1,513,209
     Per Square Foot                     0.19         0.13         0.22         0.23         0.19          0.16

Industrial Properties
     Total                           $290,457     $670,751     $733,233   $1,205,266     $724,927      $791,704
     Per Square Foot                     0.08         0.18         0.15         0.12         0.13          0.09

Non-Incremental Revenue Generating Tenant Improvements and Leasing Commissions
                                                                                                   Nine
                                                                                                   Months
                                                                                                   Ended
                                                                                       1995 -1998  Sept. 30,
                                         1995         1996         1997         1998    Average    1999
                                  ------------------------------------------------------------------------------
Long Island Office Properties
     Tenant Improvements             $452,057     $523,574     $784,044   $1,140,251     $724,982      $542,538
     Per Square Foot Improved            4.44         4.28         7.00         3.98         4.92          4.15
     Leasing Commissions             $144,925     $119,047     $415,822     $418,191     $274,496      $190,105
     Per Square Foot Leased              1.42         0.97         4.83         1.46         2.17          0.88
                                  ------------ ------------ ------------ ------------ ------------ -------------
     Total Per Square Foot              $5.86        $5.25       $11.83        $5.44        $7.09         $5.03
                                  ============ ============ ============ ============ ============ =============


Westchester Office Properties
     Tenant Improvements              N/A         $834,764   $1,211,665     $711,160     $961,413      $865,536
     Per Square Foot Improved         N/A             6.33         8.90         4.45         6.67          6.25
     Leasing Commissions              N/A         $264,388     $366,257     $286,150     $326,204      $334,783
     Per Square Foot Leased           N/A             2.00         2.69         1.79         2.24          2.42
                                  ------------ ------------ ------------ ------------ ------------ -------------
     Total Per Square Foot            N/A            $8.33       $11.59        $6.24        $8.91         $8.67
                                  ============ ============ ============ ============ ============ =============

Connecticut Office Properties <F1>
     Tenant Improvements              N/A          $58,000   $1,022,421     $202,880     $570,356      $108,881
     Per Square Foot Improved         N/A            12.45        13.39         5.92         9.66          4.89
     Leasing Commissions              N/A            $0.00     $256,615     $151,063     $181,190       $89,142
     Per Square Foot Leased           N/A             0.00         3.36         4.41         3.89          4.00
                                  ------------ ------------ ------------ ------------ ------------ -------------
     Total Per Square Foot            N/A           $12.45       $16.75       $10.33       $13.55         $8.89
                                  ============ ============ ============ ============ ============ =============

New Jersey Office Properties
     Tenant Improvements              N/A          N/A          N/A         $654,877     $654,877      $190,958
     Per Square Foot Improved         N/A          N/A          N/A             3.78         3.78          2.10
     Leasing Commissions              N/A          N/A          N/A         $396,127     $396,127      $346,831
     Per Square Foot Leased           N/A          N/A          N/A             2.08         2.08          3.81
                                  ------------ ------------ ------------ ------------ ------------ -------------
     Total Per Square Foot            N/A          N/A          N/A            $5.86        $5.86         $5.91
                                  ============ ============ ============ ============ ============ =============

Industrial Properties
     Tenant Improvements             $210,496     $380,334     $230,466     $283,842     $276,285      $249,807
     Per Square Foot Improved            0.90         0.72         0.55         0.76         0.73          0.20
     Leasing Commissions             $107,351     $436,213      $81,013     $200,154     $206,183      $753,855
     Per Square Foot Leased              0.46         0.82         0.19         0.44         0.48          0.61
                                  ------------ ------------ ------------ ------------ ------------ -------------
     Total Per Square Foot              $1.36        $1.54        $0.75        $1.20        $1.21         $0.81
                                  ============ ============ ============ ============ ============ =============

<F1>
1995 - 1998 average weighted to reflect October 1996 acquisition date

LEASE EXPIRATIONS

The following table sets forth scheduled lease expirations for executed leases as of September 30, 1999:

Long Island Office Properties (excluding Omni):
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                     10       41,860          1.4%      $20.65       $21.28
2000                     43      254,282          8.6%      $21.86       $21.11
2001                     40      187,022          6.3%      $22.15       $24.16
2002                     32      253,748          8.6%      $22.31       $24.37
2003                     52      345,662         11.7%      $21.81       $24.60
2004                     43      259,947          8.8%      $22.83       $25.29
2005 and thereafter      94    1,623,174         54.7%         ---          ---
                     ------- ------------ ------------
Total                   314    2,965,695        100.0%
                     ======= ============ ============

<F1>    Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>    Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Omni:
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                   ---
2000                      3       56,211          9.5%      $32.15       $36.99
2001                      4       32,680          5.6%      $27.36       $33.63
2002                      4      129,351         22.0%      $30.00       $33.26
2003                      5       72,530         12.3%      $29.56       $34.29
2004                      4      112,414         19.1%      $26.03       $33.16
2005 and thereafter       9      185,607         31.5%         ---          ---
                     ------- ------------ ------------
Total                    29      588,793       100.00%
                     ======= ============ ============

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Industrial Properties:
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                     13      145,928          3.1%       $5.11        $5.98
2000                     32      491,504         10.6%       $4.97        $5.63
2001                     31      732,183         15.8%       $5.69        $7.02
2002                     26      221,744          4.8%       $6.25        $6.96
2003                     30      724,434         15.6%       $5.26        $5.98
2004                     27      522,242         11.3%       $6.65        $7.18
2005 and thereafter      44    1,799,267         38.8%         ---          ---
                     ------- ------------ ------------
Total                   203    4,637,302       100.00%
                     ======= ============ ============

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Research and Development Properties:
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                      3       14,039          1.1%      $11.71       $12.87
2000                      6      101,419          8.0%       $7.77        $8.01
2001                      8      150,120         11.8%      $10.75       $11.31
2002                      3       67,967          5.3%      $10.54       $12.51
2003                      4      271,042         21.3%       $5.38        $6.41
2004                      7      107,344          8.4%      $11.87       $13.13
2005 and thereafter      13      560,554         44.1%         ---          ---
                     ------- ------------ ------------
Total                    44    1,272,485       100.00%
                     ======= ============ ============

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Westchester Office Properties:
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                     13       30,593          1.1%      $22.77       $20.40
2000                     51      366,033         13.4%      $22.42       $22.74
2001                     44      322,090         11.8%      $22.03       $22.34
2002                     48      457,396         16.7%      $20.47       $20.70
2003                     35      246,705          9.0%      $21.75       $22.98
2004                     25      134,039          4.9%      $20.42       $21.41
2005 and thereafter      38    1,176,001         43.0%         ---          ---
                     ------- ------------ ------------
Total                   254    2,732,857        100.0%
                     ======= ============ ============

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Stamford Office Properties:
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                      7       16,966          1.7%      $22.58       $21.84
2000                     26      106,290         10.4%      $22.41       $22.78
2001                     25      103,383         10.1%      $24.14       $25.22
2002                     16       91,088          8.9%      $27.20       $28.43
2003                     14       93,385          9.1%      $31.89       $32.69
2004                     19      213,768         20.9%      $21.23       $22.20
2005 and thereafter      23      399,020         39.0%         ---          ---
                     ------- ------------ ------------
Total                   130    1,023,900        100.0%
                     ======= ============ ============

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

New Jersey Office Properties:
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                    ---          ---          0.0%         ---          ---
2000                     30      285,661         15.8%      $23.30       $23.72
2001                     22      261,036         14.5%      $18.09       $18.29
2002                     21      182,636         10.1%      $19.82       $20.02
2003                     18      327,593         18.1%      $17.90       $18.01
2004                     31      217,955         12.1%      $22.32       $22.87
2005 and thereafter      23      530,546         29.4%         ---          ---
                     ------- ------------ ------------
Total                   145    1,805,427       100.00%
                     ======= ============ ============

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

New York City
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                      2        8,010          0.3%      $36.46       $36.47
2000                     10      267,904          9.3%      $28.53       $31.91
2001                     17      138,472          4.8%      $35.10       $32.75
2002                     14      176,539          6.1%      $32.37       $33.18
2003                      6       93,752          3.3%      $31.16       $31.64
2004                      8      108,110          3.8%      $34.31       $33.76
2005 and thereafter      76    2,081,702         72.4%         ---          ---
                     ------- ------------ ------------
Total                   133    2,874,489       100.00%
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

Impact of Year 2000

     Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time--sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, or engage in similar normal business activities.

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



FUNDS FROM OPERATIONS

     Management believes that funds from operations ("FFO") is an appropriate measure of performance of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income or loss, excluding gains or losses from debt restructuring and sales of properties plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principals and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. In March, 1995, NAREIT issued a "White Paper" analysis to address certain interpretive issues under its definition of FFO. The White Paper provides that amortization of deferred financing costs and depreciation of nonrental real estate assets are no longer to be added back to net income to arrive at FFO.

      Since all companies and analysts do not calculate FFO in a similar fashion, the Company's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

      The following table presents the Company's FFO calculation (unaudited and in thousands, except per share/unit data):

                                                                   Three Months Ended                Nine Months Ended
                                                                      September 30,                     September 30,
                                                            --------------------------------  --------------------------------
                                                                  1999             1998             1999             1998
                                                            ---------------  ---------------  ---------------  ---------------
Net income available to common shareholders                 $       21,516   $        8,565   $       44,035   $       28,051
Adjustments for Funds From Operations:
Add:
Real estate depreciation and amortization                           21,312           14,036           54,406           36,822
Minority partners' interests in consolidated
    partnerships                                                     2,150              665            4,933            1,882
Limited partners' interest in the operating
    partnerships                                                     3,014            1,209            7,082            5,962
Extraordinary item - loss on extinguishment of debt,
    net of limited partners' share of $74, $323, $74
    and $323, respectively                                             555            1,670              555            1,670
Dividends and distributions on dilutive shares/units                 9,579              ---           21,283              ---
Less:
Gain on sales of real estate                                        10,052              ---           10,052              ---
Amount distributable to minority partners' in
    consolidated partnerships                                        2,607            1,189            6,031            2,965
                                                            ---------------  ---------------  ---------------  ---------------
Funds From Operations (FFO) - diluted                               45,467           24,956          116,211           71,422
Less:
Straight line rents                                                  2,086            1,966            6,600            5,454
Non-Incremental capitalized tenant improvements
    and leasing commissions                                          1,618              762            3,673            3,577
Non-Incremental capitalized improvements                               833              917            2,312            2,390
                                                            ---------------  ---------------  ---------------  ---------------
Cash available for distribution (CAD) - diluted             $       40,930   $       21,311   $      103,626   $       60,001
                                                            ===============  ===============  ===============  ===============
Diluted FFO and CAD calculations:
Basic GAAP weighted average shares outstanding                      51,824           40,012           45,724           39,284
Add GAAP weighted average dilutive securities
    outstanding                                                        430              522              417              549
                                                            ---------------  ---------------  ---------------  ---------------
Dilutive GAAP weighted average shares outstanding                   52,254           40,534           46,141           39,833
Adjustments for dilutive FFO and CAD weighted
    average shares/units:
    Add:
    Weighted average units of limited partnership                    7,702            7,741            7,706            7,715
    Weighted average shares of Series A Preferred
        Stock                                                        8,060              ---            8,060              ---
    Weighted average shares of Series B Preferred
        Stock                                                        5,758              ---            2,552              ---
    Weighted average shares of minority partner's
         preferred interest                                          3,454              ---            1,645              ---
    Weighted average shares of preferred units of
        limited partnership                                          1,366              ---            1,366              ---
                                                            ---------------  ---------------  ---------------  ---------------
Dilutive FFO and CAD weighted average shares/units
    outstanding                                                     78,594           48,275           67,470           47,548
                                                            ===============  ===============  ===============  ===============
    FFO per weighted average share/unit                     $         0.58   $         0.52   $         1.72   $         1.50
                                                            ===============  ===============  ===============  ===============
    CAD per weighted average share/unit                     $         0.52   $         0.44   $         1.54   $         1.26
                                                            ===============  ===============  ===============  ===============
    Weighted average dividends per share/unit               $         0.41   $         0.34   $         1.14   $         0.99
                                                            ===============  ===============  ===============  ===============
    FFO payout ratio                                                 70.5%            64.9%            66.3%            65.8%
                                                            ===============  ===============  ===============  ===============
    CAD payout ratio                                                 78.3%            76.7%            74.3%            78.4%
                                                            ===============  ===============  ===============  ===============

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

     The following table sets forth the Company's long term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated fair market value ("FMV") at September 30, 1999 (dollars in thousands):

                                   For the Year Ended December 31,
                         ---------------------------------------------------
                           1999      2000       2001       2002       2003     Thereafter    Total<F1>     F.M.V
                         -----------------------------------------------------------------------------------------
Long term debt:
  Fixed rate             $ 1,347   $33,883   $ 21,332   $ 14,980   $  6,724   $   832,459   $ 910,725   $ 910,725
  Weighted average
     interest rate         7.96%     7.40%      7.45%      7.89%      8.00%         7.52%       7.53%

  Variable rate          $75,000   $   ---   $253,600   $    ---   $    ---   $       ---   $ 328,600   $ 328,600
  Weighted average
     interest rate         7.13%       ---      6.28%        ---        ---           ---       6.47%

<F1>
Includes unamortized issuance discounts of $704,000 on the 5 and 10 year senior unsecured notes issued on March 26, 1999 which are due at maturity.

     In addition, the Company has assessed the market risk for its variable rate debt, which is based upon LIBOR, and believes that a one percent increase in the LIBOR rate would have an approximate $3.3 million annual increase in interest expense based on approximately $328.6 million outstanding at September 30, 1999.

     The following table sets forth the Company's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at September 30, 1999 (dollars in thousands):

                              For the Year Ended December 31,
                    ----------------------------------------------------
                      1999       2000       2001       2002       2003     Thereafter      Total       F.M.V
                    ------------------------------------------------------------------------------------------
Mortgage notes and
   notes receivable:

  Fixed rate        $   685   $282,727   $     15   $ 10,624   $    ---   $    53,490   $ 347,541   $ 347,541
  Weighted average
     interest rate   10.49%      9.42%      9.00%     10.34%        ---        10.68%       9.64%

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

         The Board of Directors of the Company has approved certain amendments to the governance provisions of the Company.

         The Board of Directors has approved an amendment to the Company's charter to opt into a provision of the Maryland General Corporation Law (the "MGCL") requiring a vote of two-thirds of the common stock to remove one or more directors. Previously the entire board of directors could be removed, at any time, with or without cause, by the affirmative vote of a majority of the votes entitled to be cast for the election of directors.

         Under Section 3-805 of the MGCL (a recent amendment) a corporation may raise the threshold amount of shares that must be held by stockholders calling a special stockholder meeting to a majority of all votes to be cast at such meeting. In accordance the with MGCL, the Board of Directors has approved an amendment to the Company's by laws providing that a special meeting of stockholders need only be called if requested by holders of the majority of votes eligible to be cast at such meeting. The Company's previous bylaws provided that special meetings of stockholders could be called by the secretary upon the written request of holders of shares entitled to cast not less than 25% of all votes entitled to be cast at such meeting. Raising the threshold allows the Company to avoid calling special meetings, unless the purpose of the meeting has substantial support among stockholders.

         The Board of Directors has also approved the Company's opting into the Maryland Business Combination Statute. A business combination statue provides substantial defensive protection to a company, by preventing an unsolicited acquiror seeking a post-offer merger from acquiring a substantial stock position without first obtaining approval of the Company's board. Maryland's business combination law imposes a 5-year time limitation and supermajority stockholder approval requirements on business combinations with persons who acquire 10% or more of a company's voting power before the company's board of directors has approved the proposed business combination.


Item 6.  Exhibits and Reports on Form 8-K
      a) Exhibit 27 Financial Data Schedule
      b) During the three months ended September 30, 1999, the registrant filed the following reports:

         On August 25, 1999, the Company filed Form 8-K announcing its entering into a Contribution and Exchange agreement with respect to the disposition of RMI. In addition, the Company announced its entering into an agreement with Matrix relating to the disposition of certain industrial land holdings and a mortgage note.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                         RECKSON ASSOCIATES REALTY CORP.
                         Registrant

November 11, 1999        /s/   Scott H. Rechler
Date                     Scott H. Rechler, Co-Chief Executive Officer
                         and President

November 11, 1999        /s/   Michael Maturo
Date                     Michael Maturo, Executive Vice President,
                         Treasurer and Chief Financial Officer