Form 10-K
period 1999-12-31
RECKSON ASSOCIATES REALTY CORP
filed 2000-03-17
CIK 930548

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             ---------------------
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

                                       OR

[ ] Transition  Report  Pursuant  to  Section  13  or  15(d)  of the  Securities
    Exchange Act of 1934 for the transition period from      to
                         Commission File Number 1-13762

                             ---------------------

                        RECKSON ASSOCIATES REALTY CORP.
            (Exact name of registrant as specified in its charter)

                 MARYLAND                        11-3233650
        (State or other jurisdiction of       (I.R.S. Employer
        incorporation or organization)      Identification No.)

       225 BROADHOLLOW ROAD,
           MELVILLE, NY                            11747
       (Address of principal                    (Zip Code)
        executive offices)

      Registrant's telephone number, including area code: (631) 694-6900
                             ---------------------
          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of Each Exchange on Which Registered
-----------------------------------   ------------------------------------------
    Common Stock, $.01 par value             New York Stock Exchange
Class B Common Stock, $.01 par value         New York Stock Exchange
       Securities registered pursuant to Section 12(g) of the Act: None
                             ---------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of common stock and Class B Common Stock held by non-affiliates was approximately $894.5 million based on the closing prices on the New York Stock Exchange for such shares on March 15, 2000.

     The Company has two class' of common stock, issued at $.01 par value per share with 40,378,846 and 10,283,763 shares of common stock and Class B Common Stock outstanding, respectively as of March 15, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Shareholder's Meeting to be held May 18, 2000 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


ITEM
 NO.                                                                                         PAGE
-------                                                                                    ------
                                                PART I
1.        Business .....................................................................    I-1
2.        Properties ...................................................................    I-8
3.        Legal Proceedings ............................................................    I-17
4.        Submission of Matters to a Vote of Security Holders ..........................    I-17

                                               PART II
5.        Market for Registrant's Common Equity and Related Stockholder Matters ........    II-1
6.        Selected Financial Data ......................................................    II-2
7.        Management's Discussion and Analysis of Financial Condition and Results of        II-3
          Operations ...................................................................
7(a).     Quantitative and Qualitative Disclosures about Market Risk ...................   II-12
8.        Financial Statements and Supplementary Data ..................................   II-12
9.        Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure ...................................................................   II-12

                                               PART III
10.       Directors and Executive Officers of the Registrant ...........................   III-1
11.       Executive Compensation .......................................................   III-1
12.       Security Ownership of Certain Beneficial Owners and Management ...............   III-1
13.       Certain Relationships and Related Transactions ...............................   III-1
                                               PART IV
14.       Financial Statements and Schedules, Exhibits and Reports on Form 8-K .........    IV-1

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Reckson  Associates  Realty Corp.  was  incorporated  in September 1994 and commenced operations effective with the completion of its initial public offering on June 2, 1995. Reckson Associates Realty Corp., together with Reckson Operating Partnership, L.P. (the "Operating Partnership"), and their affiliates (collectively, the "Company") were formed for the purpose of continuing the commercial real estate business of Reckson Associates, its affiliated partnerships and other entities ("Reckson"). For more than 40 years, Reckson has been engaged in the business of owning, developing, acquiring, constructing, managing and leasing office and industrial properties in the New York tri-state area (the "Tri-State Area"). Based on industry surveys, management believes that the Company is one of the largest owners and operators of Class A office properties and industrial properties in the Tri-State Area. The Company operates as a fully-integrated, self-administered and self-managed real estate investment trust ("REIT"). As of December 31, 1999, the Company owned 189 properties (the "Properties") (including two joint venture properties) in the Tri-State Area encompassing approximately 21.4 million rentable square feet, all of which are managed by the Company. The Properties consist of 77 Class A office properties (the "Office Properties") encompassing approximately 13.1 million square feet, 110 industrial properties (the "Industrial Properties") encompassing approximately 8.3 million square feet and two 10,000 square foot retail properties. The Company also owns a 357,000 square foot office building located in Orlando, Florida. In addition, as of December 31, 1999, the Company had approximately $315.6 million invested in certain mortgage indebtedness encumbering three Class A Office Properties encompassing approximately 1.6 million square feet, approximately 472 acres of land located in New Jersey and in a note receivable secured by a partnership interest in Omni Partners, L. P., owner of the Omni, a 575,000 square foot Class A Office Property located in Uniondale, New York (the "Mortgage Note Investments"). As of December 31, 1999, the Company also owned approximately 346 acres of land in 16 separate parcels of which the Company can develop approximately 1.9 million square feet of office space and approximately 300,000 square feet of industrial space. During 1998 and 1999, the Company made investments in joint ventures with Reckson Strategic Venture Partners, LLC ("RSVP"), a venture capital fund created as a research and development vehicle for the Company to invest in alternative real estate sectors (see Corporate Strategies and Growth Opportunities). RSVP is managed by an affiliate of Reckson Service Industries, Inc. currently D/B/A FrontLine Capital Group ("FrontLine"). The Company has committed up to $100 million for investments in the form of either (i) joint ventures with RSVP or (ii) loans to FrontLine for FrontLine's investment in RSVP. To date, the Company has invested $24.8 million in RSVP joint venture investments. During 1998, the Company spun off FrontLine, its commercial service business, to its shareholders and has provided FrontLine with a $100 million line of credit. As of December 31, 1999, $79.5 million had been drawn and is outstanding on this line.

     The Office Properties are Class A office buildings and are well-located, well-maintained and professionally managed. In addition, these properties are modern with high finishes or have been modernized to successfully compete with newer buildings and achieve among the highest rent, occupancy and tenant retention rates within their markets. The majority of the Office Properties are located in twelve planned office parks and are tenanted by a diverse industry group of national firms which include consumer products, telecommunication, health care, insurance and professional service firms such as accounting firms and securities brokerage houses. The Industrial Properties are utilized for distribution, warehousing, research and development and light manufacturing / assembly activities and are located primarily in three planned industrial parks developed by Reckson.

     All  of the  Company's  interests  in the  Properties,  the  Mortgage  Note
Investments and land are held directly or indirectly by, and all of its operations are conducted through, the Operating Partnership. Reckson Associates Realty Corp. controls the Operating Partnership as the sole general partner and as of December 31, 1999, owned approximately 87% of the Operating Partnership's outstanding common units of limited partnership ("Units") and Class B common units of limited partnership interest.

     The Company seeks to maintain cash reserves for normal repairs, replacements, improvements, working capital and other contingencies. The Operating Partnership has established an unsecured credit facility (the "Credit Facility") with a maximum borrowing amount of $500 million scheduled to mature on July 23, 2001 and an unsecured term loan ("the "Term Loan") with a maximum borrowing capacity of $75 million scheduled to mature on June 16, 2001. The Credit Facility and the Term Loan require the Company to comply with a number of financial and other covenants on an ongoing basis.

     During 1999, the Operating Partnership issued $300 million of five year and ten year senior unsecured notes and the Company issued six million shares of Series B Convertible Cumulative Preferred Stock for proceeds of $150 million. The combined net proceeds of approximately $447.4 million were used to repay outstanding borrowings under the Credit Facility and as partial consideration in the acquisition of the first mortgage note secured by 919 Third Avenue located in New York City.

     On May 24, 1999, in conjunction with the Tower portfolio acquisition (see Corporate Strategies and Growth Opportunities below), the Company issued 11,694,567 shares of Class B Exchangeable Common Stock, par value $.01 per share, of the Company (the "Class B Common Stock") which were valued for purposes under generally accepted accounting principals ("GAAP") at $26 per share for total consideration of approximately $304.1 million.

     There are numerous commercial properties that compete with the Company in attracting tenants and numerous companies that compete in selecting land for development and properties for acquisition.

     The Company's executive offices are located at 225 Broadhollow Road, Melville, New York 11747 and its telephone number at that location is (631) 694-6900. At December 31, 1999, the Company had approximately 300 employees.

RECENT DEVELOPMENTS

Acquisition Activity.

Set forth below is a brief description of the Company's major acquisition activity during 1999.

     On May 24, 1999, the Tower portfolio acquisition was completed with the Company obtaining title to all of Tower's real estate assets. Simultaneously with the closing of the Tower portfolio acquisition the Company arranged for the sale of four of Tower's Class B New York City office properties. In addition, the Company sold, with the exception of one Class A, 357,000 square foot office building located in Orlando, Florida, all of the assets located outside of the Tri-State Area. In addition to the aforementioned property in Orlando, Florida, the Company's remaining assets from the Tower portfolio acquisition include three Class A New York City Office Properties encompassing approximately 1.6 million square feet and one Class A Office Property on Long Island encompassing approximately 101,000 square feet.

     On June 15, 1999, the Company acquired the first mortgage note secured by 919 Third Avenue, a 47 story, 1.4 million square foot Class A Office Property located in New York City for approximately $277.5 million. The first mortgage note entitles the Company to all the net cash flow of the property and to substantial rights regarding the operations of the property.

     In addition, as of December 31, 1999, the Company has invested approximately $15.7 million in certain mortgage indebtedness encumbering one Class A Office Property encompassing approximately 177,000 square feet and approximately 472 acres of land located in New Jersey. The Company has also loaned approximately $17 million to its minority partner in Omni, its 575,000 square foot flagship Long Island Office Property, and effectively increased its economic interest in the property owning partnership.

     On January 13, 2000, the Company acquired 1350 Avenue of the Americas, a 540,000 square foot, 35 story, Class A office property, located in New York City, for a purchase price of approximately $126.5 million. This acquisition was financed through a $70 million secured debt financing and a draw under the Company's Credit Facility.

     On January 6, 1998, the Company made an initial investment in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. In connection with the transaction the Morris Companies contributed 100% of their interests in certain industrial properties to Reckson Morris Operating Partnership, L.P. ("RMI") in exchange for operating partnership units in RMI.

     During 1999, the Company executed a contract for the sale, which will take place in three stages, of its interest in RMI which consisted of 28 properties, comprising approximately 6.1 million square feet and three other big box Industrial Properties. The combined total sale price is approximately $298 million (approximately $42 million of which is payable to the Morris Companies and its affiliates).

     During 1999, the first stage of the RMI closing occurred and stages two and three are scheduled for April 2000.

Leasing Activity

     During the year ended December 31, 1999, the Company leased 1.7 million square feet at the Office Properties at an average effective rent (i.e.,base rent adjusted on a straight-line basis for free rent periods, tenant improvements and leasing commissions) of $24.14 per square foot and 1.3 million square feet at the Industrial Properties at an average effective rent of $6.71 per square foot. Included in this leasing data is 388,531 square feet at the Long Island Office Properties at an average effective rent of $24.87; 707,731 square feet at the Westchester Office Properties at an average effective rent of $22.04; 109,006 square feet at the Connecticut Office Properties at an average effective rent of $26.57; 413,072 square feet at the New Jersey Office Properties at an average effective rent of $22.63 and 86,476 square feet of the New York City office properties at an average effective rent of $42.27. Also included in this leasing data is 940,315 square feet at the Long Island Industrial Properties at an average effective rent of $7.16 and 373,497 square feet at the New Jersey Industrial Properties at an average effective rent of $5.60.

Financing Activities

     On July 23, 1998, the Company obtained its three year $500 million unsecured revolving Credit Facility from Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the Credit Facility bank group. Interest rates on borrowings under the Credit Facility are priced off of LIBOR plus a sliding scale ranging from 65 basis points to 90 basis points based on the Company's investment grade rating on its senior unsecured debt. On March 16, 1999, the Company received its investment grade rating on its senior unsecured debt. As a result, the pricing under the Credit Facility was adjusted to LIBOR plus 90 basis points.

     The  Company  utilizes  the  Credit  Facility   primarily  to  finance  the
acquisitions of Properties and other real estate investments, fund its development activities and for working capital purposes. At December 31, 1999, the Company had availability under the Credit Facility to borrow an additional $150.1 million (net of $52.3 million of outstanding undrawn letters of credit).

     As of December 31, 1999, the Company had outstanding its 18 month, $75 million unsecured Term Loan from Chase Manhattan Bank. Interest rates on borrowings under the Term Loan are priced off of LIBOR plus 150 basis points. The Term Loan replaced the Company's previous term loan which matured on December 17, 1999.

Other Financing Activities

     On March 26, 1999, the Operating Partnership issued $100 million of 7.4% senior unsecured notes due March 15, 2004 and $200 million of 7.75% senior unsecured notes due March 15, 2009. Net proceeds of approximately $297.4 million were used to repay outstanding borrowings under the Company's Credit Facility.

     On May 24, 1999, in conjunction with the Tower portfolio acquisition, the Company obtained a $130 million unsecured bridge facility (The "Bridge Facility") from USB AG. Interest rates on borrowings under the Bridge Facility were priced off of LIBOR plus approximately 214 basis points. On July 23, 1999, the Bridge Facility was repaid through a long term fixed rate secured borrowing and an advance under the Credit Facility. The new mortgage note, in the amount of $125 million, is secured by two Office Properties with an aggregate carrying value of approximately $261 million, is for a term of ten years and bears interest at the rate of 7.73% per annum.

Stock Offerings

     On May 24, 1999, in conjunction with the Tower portfolio acquisition, the Company issued 11,694,567 shares of Class B Common Stock which were valued for GAAP purposes at $26 per share for total consideration of approximately $304.1 million. The shares of Class B Common Stock are entitled to receive an initial annual dividend of $2.24 per share, which dividend is subject to adjustment annually commencing on July 1, 2000. The shares of Class B Common Stock are exchangeable at any time, at the option of the holder, into an equal number of shares of common stock, par value $.01 per share, of the Company subject to customary antidilution adjustments. The Company, at its option, may redeem any or all of the Class B Common Stock in exchange for an equal number of shares of the Company's common stock at any time following the four year, six-month anniversary of the issuance of the Class B Common Stock.

     On June 2, 1999 the Company issued six million shares of its Series B Preferred Stock for total proceeds of $150 million. The Series B Preferred Stock accumulate dividends at an initial rate of 7.85% per annum with such rate increasing to 8.35% per annum on April 30, 2000 and to 8.85% per annum from and after April 30, 2001. The Series B Preferred Stock is convertible into the Company's common stock at a price of $26.05 per share. Proceeds from the stock offering were used as partial consideration in the acquisition of the first mortgage note secured by 919 Third Avenue located in New York City.

CORPORATE STRATEGIES AND GROWTH OPPORTUNITIES

     The Company's primary business objectives are to maximize current return to stockholders through increases in distributable cash flow per share and to increase stockholders' long-term total return through the appreciation in value of its common stock. The Company plans to achieve these objectives by continuing Reckson's corporate strategies and capitalizing on the internal and external growth opportunities as described below.

     Corporate Strategies. Management believes that throughout its 40-year operating history, Reckson has created value in its properties through a variety of market cycles by implementing the operating strategies described below. These operating strategies include the implementation of: (i) a multidisciplinary leasing approach that involves architectural design and construction personnel as well as leasing professionals, (ii) innovative property marketing programs such as the broker frequent leasing points program which was established by the Company to enhance relationships with the brokerage community and which allows brokers to accumulate points for leasing space in the Company's portfolio which can be redeemed for luxurious prizes, (iii) a comprehensive tenant service program and property amenities designed to maximize tenant satisfaction and retention, (iv) cost control management and systems that take advantage of economies of scale that arise from the Company's market position and efficiencies attributable to the state-of-the-art energy control systems at many of the Office Properties and (v) an acquisition and development strategy that is continuously adjusted in light of anticipated changes in market conditions and that seeks to capitalize on management's multidisciplinary expertise and market knowledge to modify, upgrade and reposition a property in its marketplace in order to maximize value.

     The Company also intends to adhere to a policy of maintaining a debt ratio (defined as the total debt of the Company as a percentage of the sum of the Company's total debt and the market value of its equity) of less than 50%. As of December 31, 1999, the Company's debt ratio was approximately 42.3%. This calculation is net of minority partners' proportionate share of debt and including the Company's share of unconsolidated joint venture debt. This debt ratio is intended to provide the Company with financial flexibility to select the optimal source of capital (whether debt or equity) with which to finance external growth.

     Growth Opportunities. The Company intends to achieve its primary business objectives by applying its corporate strategies to the internal and external growth opportunities described below.

     Internal Growth. To the extent Long Island, Westchester, New Jersey and Southern Connecticut suburban office and industrial markets continue to improve, management believes the Company is well positioned to benefit from rental revenue growth through: (i) contractual annual compounding 4% Base Rent increases (defined as fixed gross rental amounts that excludes payments on account of real estate tax, operating expense escalations and base electrical charges) on approximately 85% of existing leases at the Long Island Properties,
(ii) periodic contractual increases in Base Rent on existing leases at the Westchester Properties, the New Jersey Properties and the Southern Connecticut Properties and (iii) the potential for increases to Base Rents as leases expire as a result of continued tightening of the office and industrial markets with limited new supply.

     In connection with the Company's acquisition and merger transaction with Tower Realty Trust, Inc. (see External Growth below) the Company entered the New York City office market. The Manhattan office market is currently experiencing favorable supply and demand characteristics similar to those currently in the Company's suburban markets and also is characterized by its similar lack of available land supply and other barriers to entry that limit our competition. The Tower portfolio includes Manhattan office buildings that offer similar potential for increase in Base Rents as described in (iii) above.

     External Growth. The Company seeks to acquire multi-tenant suburban Class A office and industrial properties located in the Tri-State Area. Management believes that the Tri-State Area presents opportunities to acquire or invest in properties at attractive yields. The Company believes that its (i) capital structure, in particular its Credit Facility providing for a maximum borrowing amount of up to $500 million, (ii) ability to acquire a property for Units of the Operating Partnership and thereby defer the seller's income tax on gain,
(iii) operating economies of scale, (iv) relationships with financial institutions and private real estate owners, (v) fully integrated operations in its five existing divisions and (vi) its dominant position and franchise in the submarkets in which it owns properties will enhance the Company's ability to identify and capitalize on acquisition opportunities. The Company also intends to selectively develop new Class A suburban office and industrial properties and to continue to redevelop existing Office and Industrial Properties as these opportunities arise. In the near future, the Company will concentrate its development activities on industrial and Class A office properties within the Tri-State Area. The Company's expansion into the Manhattan office market and the opening of its New York City division provides it with additional opportunities to acquire an interest in properties at attractive yields. The Company also believes that the addition of its New York City division provides additional leasing and operational facilities and enhances its overall franchise value by being the only real estate operating company in the Tri-State Area with significant presence in both Manhattan and each of the surrounding sub-markets.

     During 1997, the Company formed FrontLine and RSVP. On June 11, 1998, the Operating Partnership distributed its 95% common stock interest in FrontLine of approximately $3 million to its owners, including the Company which, in turn, distributed the common stock of FrontLine received from the Operating Partnership to its stockholders. Additionally, during June 1998, the Operating Partnership established a credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine's e-commerce and e-services operations and other general corporate purposes. As of December 31, 1999, the Company had advanced $79.5 million under the FrontLine Facility. In addition, the Operating Partnership has approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT-qualified investments or advances made to FrontLine under terms similar to the FrontLine Facility. As of December 31, 1999, approximately $67.2 million had been invested through the RSVP Commitment, of which $24.8 million represents RSVP-controlled joint venture REIT-qualified investments and $42.4 million represents advances to FrontLine under the RSVP Commitment.

     FrontLine identifies, acquires interests in and develops a network of business to business e-commerce and e-services companies that service small to medium sized enterprises, independent professionals and entrepreneurs and the mobile workforce of larger companies. FrontLine serves as the managing member of RSVP. RSVP was formed to provide the Company with a research and development vehicle to invest in alternative real estate sectors. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus. RSVP's strategy is to identify and acquire interests in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as a platform for future growth.

     On August 27, 1998 the Company announced the formation of a joint venture with RSVP and the Dominion Group, an Oklahoma-based, privately-owned group of companies that focuses on the development, acquisition and ownership of government occupied office buildings and correctional facilities. The new venture, Dominion Properties LLC (the "Dominion Venture"), is owned by Dominion Venture Group LLC, and by a subsidiary of the Company. The Dominion Venture is primarily engaged in acquiring, developing and/or owning government-occupied office buildings and privately operated correctional facilities. Under the Dominion Venture's operating agreement, RSVP is to invest up to $100 million, some of which may be invested by the Company (the "RSVP Capital"). The initial contribution of RSVP Capital was approximately $39 million of which approximately $10.1 million was invested by a subsidiary of the Company. The Company's investment was funded through the RSVP Commitment. In addition, the Company advanced approximately $2.9 million to FrontLine through the RSVP Commitment for an investment in RSVP which was then invested on a joint venture basis with the Dominion Group in certain service business activities related to the real estate activities. As of December 31, 1999, the Company had invested approximately $17.6 million in the Dominion Venture which had investments in 13 government office buildings and three correctional facilities.

     In 1999, the Company invested approximately $7.2 million, through a subsidiary, in RAP Student Housing Properties, LLC ("RAP -- SHP"), a company that engages primarily in the acquisition and development of off-campus student housing projects. The Company's investment was funded through the RSVP Commitment. In addition, the Company has advanced approximately $3.2 million to FrontLine through the RSVP Commitment for an additional investment in RSVP which was invested in certain service business activities related to student housing. As of December 31, 1999, RAP -- SHP had investments in four off-campus student housing projects.

     In July 1998, the Company formed a joint venture, Metropolitan Partners LLC, a Delaware limited liability company ("Metropolitan"), with Crescent Real Estate Equities Company, a Texas real estate investment trust.

     On December 8, 1998, the Company, Metropolitan and Tower Realty Trust, Inc. ("Tower") executed a merger agreement and on May 24, 1999 Tower was merged (the "Merger") into Metropolitan, with Metropolitan surviving the Merger. Concurrently with the Merger, Tower Realty Operating Partnership, L.P. was merged with and into a subsidiary of Metropolitan. The consideration issued in the mergers was comprised of (i) 25% cash (approximately $107.2 million) and
(ii) 75% of shares of Class B Common Stock (valued for GAAP purposes at approximately $304.1 million).

     The  Company  controls  Metropolitan  and owns 100% of the  common  equity;
Crescent owns a $85 million preferred equity interest in Metropolitan. Crescent's interest accrues distributions at a rate of 7.5% per annum for a two-year period (May 24, 1999 through May 24, 2001) and may be redeemed by Metropolitan at any time during that period for $85 million, plus an amount sufficient to provide a 9.5% internal rate of return. If Metropolitan does not redeem the preferred interest, upon the expiration of the two-year period, Crescent must convert its $85 million preferred interest into either (i) a common membership interest in Metropolitan or (ii) shares of the Company's common stock at a conversion price of $24.61 per share.

     The Tower portfolio acquired in the Merger consists of three Office Properties comprising approximately 1.6 million square feet located in New York City, one Office Property located on Long Island and certain office properties and other real estate assets located outside the Tri-State Area.

     Prior to the closing of the Merger, the Company arranged for the sale of four of Tower's Class B New York City properties, comprising approximately 701,000 square feet for approximately $84.5 million. Subsequent to the closing of the Merger, the Company has sold a real estate joint venture interest and all of the property located outside the Tri-State Area other than one office property located in Orlando, Florida for approximately $171.1 million. The combined consideration consisted of approximately $143.8 million in cash and approximately $27.3 million of debt relief. Net cash proceeds from the sales were used primarily to repay borrowings under the Credit Facility. As a result of incurring certain sales and closing costs in connection with the sale of the assets located outside the Tri-State Area, the Company has incurred a loss of approximately $4.4 million which has been included in gain on sales of real estate on the accompanying consolidated statements of income.

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

ITEM 2. PROPERTIES

GENERAL

     As of December 31, 1999, the Company owned and operated 189 Properties (including two joint venture office properties but excluding the RSVP -- controlled joint ventures) in the Tri-State Area encompassing approximately 21.4 million square feet. These properties consist of 77 Class A Office Properties encompassing approximately 13.1 million rentable square feet, 110 Industrial Properties encompassing approximately 8.3 million rentable square feet and two free-standing 10,000 square foot retail properties. The Company also owns a 357,000 square foot Class A office building in Orlando, Florida. The rentable square feet of each property has been determined for these purposes based on the aggregate leased square footage specified in currently effective leases and, with respect to vacant space, management's estimate. In addition, as of December 31, 1999, the Company owned approximately 346 acres of land in 16 separate parcels of which the Company can develop approximately 1.9 million square feet of office space and approximately 300,000 square feet of industrial space.

     Reckson has historically emphasized the development and acquisition of properties that are part of large scale office and industrial parks and approximately 54% of the Office Properties and approximately 46% of the Industrial Properties are located in such parks (measured by rentable square footage). The Company believes that owning properties in planned office and industrial parks provides certain strategic advantages, including the following:
(i) certain tenants prefer being located in a park with other high quality companies to enhance their corporate image, (ii) parks afford tenants certain aesthetic amenities such as a common landscaping plan, standardization of signage and common dining and recreational facilities, (iii) tenants may expand (or contract) their business within a park, enabling them to centralize business functions and (iv) a park provides tenants with access to other tenants and may facilitate business relationships between tenants.

     Also, as of December 31, 1999, the Company had invested approximately $298.6 million in certain mortgage indebtedness encumbering three Class A Office Properties encompassing approximately 1.6 million square feet and approximately 472 acres of land located in New Jersey. In addition, the Company has loaned approximately $17 million to its minority partner in Omni, its flagship Long Island Office Property and effectively increased its economic interest in the property owning partnership.

     Set forth below is a summary of certain information relating to the Properties, categorized by Office and Industrial Properties, as of December 31, 1999.

OFFICE PROPERTIES

General

     As of December 31, 1999, the Company owned or had an interest in 77 Tri-State Area Class A Office Properties encompassing approximately 13.1 million rentable square feet. As of December 31, 1999, these Office Properties were approximately 95% leased to approximately 1,000 tenants.

     The Office Properties are Class A office buildings and are well-located, well-maintained and professionally managed. In addition, these properties are modern with high finishes and achieve among the highest rent, occupancy and tenant retention rates within their sub-markets. Forty-nine of the 73 suburban Office Properties are located in the following twelve planned office parks: the North Shore Atrium, the Huntington Melville Corporate Center, the Nassau West Corporate Center, the Tarrytown Corporate Center, the Landmark Square Office Complex, the Executive Hill Office Park, the Reckson Executive Park, the University Square Office Complex, the Summit at Valhalla, the Mt. Pleasant Corporate Center, the Stamford Towers Office Center, and the Short Hills Office Complex. The buildings in these office parks offer a full array of amenities including health clubs, racquetball courts, sun decks, restaurants, computer controlled HVAC access systems and conference centers. Management believes that the location, quality of construction and amenities as well as the Company's reputation for providing a high level of tenant service have enabled the Company to attract and retain a national tenant base. The office tenants include national service companies, such as telecommunications firms, "Big Five" accounting firms, securities brokerage houses, insurance companies and health care providers.

     The Office Properties are leased to both national and local tenants. Leases on the Office Properties are typically written for terms ranging from five to ten years and require: (i) payment of a fixed gross rental amount that excludes payments on account of real estate tax, operating expense escalations and base electrical charges ("Base Rent"), (ii) payment of a base electrical charge,
(iii) payment of real estate tax escalations over a base year, (iv) payment of compounded annual increases to Base Rent and/or payment of operating expense escalations over a base year, (v) payment of overtime HVAC and electric and (vi) payment of electric escalations over a base year. In virtually all leases, the landlord is responsible for structural repairs. Renewal provisions typically provide for renewal rates at market rates or a percentage thereof, provided that such rates are not less than the most recent renewal rates.

     The following table sets forth certain information as of December 31, 1999 for each of the Office Properties.


                                                 OWNERSHIP
                                                 INTEREST
                                                  (GROUND
                                                   LEASE                       LAND
                                   PERCENTAGE   EXPIRATION        YEAR         AREA
PROPERTY                            OWNERSHIP    DATE) (1)    CONSTRUCTED    (ACRES)
--------------------------------- ------------ ------------ --------------- ---------
Office Properties:
Huntington Melville Corporate
 Center, Melville, NY
                                                Leasehold
395 North Service Rd ............      100%      (2081)     1988                7.5
200 Broadhollow Rd. .............      100%        Fee      1981                4.6
48 South Service Rd. ............      100%        Fee      1986                7.3
35 Pinelawn Rd ..................      100%        Fee      1980                6.0
275 Broadhollow Rd ..............      100%        Fee      1970                5.8
1305 Old Walt Whitman Rd (3) ....      100%        Fee      1998 (5)           18.1
                                                                               ----
Total--Huntington Melville
 Corporate Center (4) ...........                                              49.3
                                                                               ----
North Shore Atrium, Syosset, NY
6800 Jericho Turnpike (North
 Shore Atrium I) ................      100%        Fee      1977               13.0
6900 Jericho Turnpike (North
 Shore Atrium II) ...............      100%        Fee      1982                5.0
                                                                               ----
Total--North Shore Atrium .......                                              18.0
                                                                               ----
Nassau West Corporate Center,
 Mitchel Field, NY
50 Charles Lindbergh Blvd.
 (Nassau West Corporate Center                  Leasehold
 II) ............................      100%      (2082)     1984                9.1
60 Charles Lindbergh Blvd.
 (Nassau West Corporate Center                  Leasehold
 I) .............................      100%      (2082)     1989                7.8
                                                Leasehold
51 Charles Lindbergh Blvd. ......      100%      (2084)     1989                6.6
                                                Leasehold
55 Charles Lindbergh Blvd. ......      100%      (2082)     1982               10.0
333 Earl Ovington Blvd. (The                    Leasehold
 Omni) ..........................       60%      (2088)     1991               30.6
                                                Leasehold
90 Merrick Ave. .................      100%      (2084)     1985               13.2
                                                                               ----
Total--Nassau West Corporate
 Center .........................                                              77.3
                                                                               ----
Tarrytown Corporate Center
 Tarrytown, NY
505 White Plains Road ...........      100%        Fee      1974                1.4
520 White Plains Road ...........       60%        Fee (6)  1981                6.8
555 White Plains Road ...........      100%        Fee      1972                4.2
560 White Plains Road ...........      100%        Fee      1980                4.0
580 White Plains Road ...........      100%        Fee      1977                6.1
660 White Plains Road ...........      100%        Fee      1983               10.9
                                                                               ----
Total--Tarrytown Corporate
 Center .........................                                              33.4
                                                                               ----
Reckson Executive Park
 Rye Brook, NY
1 International Dr. .............      100%        Fee      1983               N/A
2 International Dr. .............      100%        Fee      1983               N/A
3 International Dr. .............      100%        Fee      1983               N/A
4 International Dr. .............      100%        Fee      1986               N/A
5 International Dr. .............      100%        Fee      1986               N/A
6 International Dr. .............      100%        Fee      1986               N/A
Total--Reckson Executive Park ...                                              44.4
                                                                               ----

                                                                                     ANNUAL
                                                                                      BASE
                                                                                      RENT     NUMBER
                                   NUMBER    RENTABLE                                 PER        OF
                                     OF       SQUARE      PERCENT    ANNUAL BASE     LEASED    TENANT
PROPERTY                           FLOORS      FEET        LEASED      RENT (2)     SQ. FT.    LEASES
--------------------------------- -------- ------------ ----------- ------------- ----------- -------
Office Properties:
Huntington Melville Corporate
 Center, Melville, NY
395 North Service Rd ............    4        187,393       100.0%   $ 4,620,998    $ 24.66       5
200 Broadhollow Rd. .............    4         67,432        88.8%   $ 1,298,934    $ 21.68      11
48 South Service Rd. ............    4        125,372        95.1%   $ 2,850,902    $ 23.91       7
35 Pinelawn Rd ..................    2        105,241        94.3%   $ 2,088,736    $ 21.05      26
275 Broadhollow Rd ..............    4        124,441       100.0%   $ 2,764,076    $ 21.39      17
1305 Old Walt Whitman Rd (3) ....    3        167,400        92.7%   $ 3,649,827    $ 23.52       5
                                              -------                -----------                 --
Total--Huntington Melville
 Corporate Center (4) ...........             777,279        96.5%   $17,273,473    $ 23.03      71
                                              -------                -----------                 --
North Shore Atrium, Syosset, NY
6800 Jericho Turnpike (North
 Shore Atrium I) ................    2        209,028        79.0%   $ 3,355,388    $ 20.31      37
6900 Jericho Turnpike (North
 Shore Atrium II) ...............    4        101,036        92.2%   $ 2,054,157    $ 22.05      13
                                              -------                -----------                 --
Total--North Shore Atrium .......             310,064        83.3%   $ 5,409,545    $ 20.94      50
                                              -------                -----------                 --
Nassau West Corporate Center,
 Mitchel Field, NY
50 Charles Lindbergh Blvd.
 (Nassau West Corporate Center
 II) ............................    6        211,845       100.0%   $ 4,831,982    $ 22.64      22
60 Charles Lindbergh Blvd.
 (Nassau West Corporate Center
 I) .............................    2        186,889       100.0%   $ 4,004,079    $ 21.37       7
51 Charles Lindbergh Blvd. ......    1        108,000       100.0%   $ 2,167,285    $ 20.07       1
55 Charles Lindbergh Blvd. ......    2        214,581       100.0%   $ 2,535,051    $ 11,81       2
333 Earl Ovington Blvd. (The
 Omni) ..........................   10        575,000        87.8%   $14,987,850    $ 29.68      28
90 Merrick Ave. .................    9        221,839        96.4%   $ 4,859,277    $ 22.73      21
                                              -------                -----------                 --
Total--Nassau West Corporate
 Center .........................           1,518,154        95.0%   $33,385,524    $ 23.15      81
                                            ---------                -----------                 --
Tarrytown Corporate Center
 Tarrytown, NY
505 White Plains Road ...........    2         26,468        91.5%   $   461,589    $ 19.05      20
520 White Plains Road ...........    6        171,761       100.0%   $ 3,192,362    $ 18.59       1
555 White Plains Road ...........    5        121,585        86.5%   $ 2,274,121    $ 21.62       6
560 White Plains Road ...........    6        126,471       100.0%   $ 1,758,933    $ 13.89      16
580 White Plains Road ...........    6        170,726       100.0%   $ 3,236,652    $ 18.92      19
660 White Plains Road ...........    6        258,715        94.7%   $ 4,728,353    $ 19.29      45
                                            ---------                -----------                 --
Total--Tarrytown Corporate
 Center .........................             875,726        96.4%   $15,652,010    $ 18.55     107
                                            ---------                -----------                ---
Reckson Executive Park
 Rye Brook, NY
1 International Dr. .............    3         90,000       100.0%   $ 1,170,000    $ 13.00       1
2 International Dr. .............    3         90,000       100.0%   $ 1,170,000    $ 13.00       1
3 International Dr. .............    3         91,174       100.0%   $ 1,718,469    $ 18.84       5
4 International Dr. .............    3         86,694        83.8%   $ 1,572,288    $ 21.65       9
5 International Dr. .............    3         90,000       100.0%   $ 2,416,482    $ 26.85       1
6 International Dr. .............    3         94,016       100.0%   $ 1,423,951    $ 15.15       8
                                            ---------                -----------                ---
Total--Reckson Executive Park ...             541,884        97.4%   $ 9,471,190    $ 17.94      25
                                            ---------                -----------                ---


                                                    OWNERSHIP
                                                    INTEREST
                                                     (GROUND
                                                      LEASE                       LAND
                                      PERCENTAGE   EXPIRATION      YEAR          AREA
PROPERTY                               OWNERSHIP    DATE) (1)  CONSTRUCTED     (ACRES)
------------------------------------ ------------ ------------ --------------- ---------
Summit at Valhalla
 Valhalla, NY
100 Summit Dr. .....................    100%          Fee      1988                11.3
200 Summit Dr. .....................    100%          Fee      1990                18.0
500 Summit Dr. .....................    100%          Fee      1986                29.1
                                                                                   ----
Total--Summit at Valhalla ..........                                               58.4
                                                                                   ----
Mt. Pleasant Corporate Center
115/117 Stevens Ave. ...............    100%          Fee      1984                 5.0
                                                                                   ----
Total--Mt Pleasant Corporate
 Center ............................                                                5.0
                                                                                   ----
Landmark Square
 Stamford, CT
One Landmark Square ................    100%          Fee      1973                 N/A
Two Landmark Square ................    100%          Fee      1976                 N/A
Three Landmark Square ..............    100%          Fee      1978                 N/A
Four Landmark Square ...............    100%          Fee      1977                 N/A
Five Landmark Square ...............    100%          Fee      1976                 N/A
Six Landmark Square ................    100%          Fee      1984                 N/A
Total--Landmark Square .............                                                7.2
                                                                                  -----
Stamford Towers
 Stamford, CT
680 Washington Blvd. ...............    100%          Fee      1989                 1.3
750 Washington Blvd. ...............    100%          Fee      1989                 2.4
                                                                                  -----
Total--Stamford Towers .............                                                3.7
                                                                                  -----
Stand-alone Long Island Properties
400 Garden City Plaza
 Garden City, NY ...................    100%          Fee      1989                 5.7
88 Duryea Rd.
 Melville, NY ......................    100%          Fee      1986                 1.5
310 East Shore Rd.
 Great Neck, NY ....................    100%          Fee      1981                 1.5
333 East Shore Rd.                                 Leasehold
 Great Neck, NY ....................    100%        (2030)     1976                 1.5
520 Broadhollow Rd
 Melville, NY ......................    100%          Fee      1978                 7.0
1660 Walt Whitman Rd.
 Melville, NY ......................    100%          Fee      1980                 6.5
125 Baylis Rd.
 Melville, NY ......................    100%          Fee      1980                 8.2
150 Motor Parkway
 Hauppauge, NY .....................    100%          Fee      1984                11.3
1979 Marcus Ave.
 Lake Success, NY ..................    100%          Fee      1987                 8.6
120 Mineola Blvd
 Mineola, New York .................    100%          Fee      1989                 0.7
                                                                                  -----
Total--Stand-alone Long Island
 Properties ........................                                               52.5
                                                                                  -----
Stand-alone
 Westchester Properties ............
155 White Plains Road,
 Tarrytown, NY .....................    100%          Fee      1963                13.2
235 Main Street,
 White Plains, NY ..................    100%          Fee      1974 (5)              .4
245 Main Street
 White Plains, NY ..................    100%          Fee      1983                  .4
120 White Plains Rd.
 Tarrytown, NY .....................    100%          Fee      1984                 9.7
80 Grasslands
 Elmsford, NY ......................    100%          Fee      1989                 4.9
360 Hamilton Avenue
 White Plains, NY (3) ..............    100%          Fee      1977                 1.5
140 Grand Street
 White Plains, NY ..................    100%          Fee      1991                 2.2
                                                                                  -----
Total--Stand-alone Westchester
 Properties(4) .....................                                               32.3
                                                                                  -----
Executive Hill Office Park
 West Orange, NJ
100 Executive Dr ...................    100%          Fee      1978                10.1
200 Executive Dr ...................    100%          Fee      1980                 8.2
300 Executive Dr ...................    100%          Fee      1984                 8.7
10 Rooney Circle ...................    100%          Fee      1971                 5.2
                                                                                  -----
Total--Executive Hill Office Park ..                                               32.2
                                                                                  -----

                                                                                     ANNUAL
                                                                                      BASE
                                                                                      RENT    NUMBER
                                      NUMBER    RENTABLE                              PER       OF
                                        OF       SQUARE     PERCENT   ANNUAL BASE    LEASED   TENANT
PROPERTY                              FLOORS      FEET       LEASED     RENT (2)    SQ. FT.   LEASES
------------------------------------ -------- ------------ --------- ------------- --------- -------
Summit at Valhalla
 Valhalla, NY
100 Summit Dr. .....................     4       249,551      72.0%   $ 1,745,495  $  9.72       8
200 Summit Dr. .....................     4       240,834      84.9%   $ 4,890,463  $ 23.92      12
500 Summit Dr. .....................     4       208,660     100.0%   $ 5,633,820  $ 27.00       1
                                                 -------              -----------               --
Total--Summit at Valhalla ..........             699,045      84.8%   $12,269,778  $ 20.70      21
                                                 -------              -----------               --
Mt. Pleasant Corporate Center
115/117 Stevens Ave. ...............     3       162,004      97.7%   $ 3,029,965  $ 19.14      17
                                                 -------              -----------               --
Total--Mt Pleasant Corporate
 Center ............................             162,004      97.7%   $ 3,029,965  $ 19.14      17
                                                 -------              -----------               --
Landmark Square
 Stamford, CT
One Landmark Square ................    22       296,716      85.5%   $ 5,248,069  $ 20.69      62
Two Landmark Square ................     3        39,701      69.4%   $   588,845  $ 21.38       7
Three Landmark Square ..............     6       128,286      96.5%   $ 2,119,202  $ 17.12      22
Four Landmark Square ...............     5       104,446      91.5%   $ 2,243,662  $ 23.48      15
Five Landmark Square ...............     3        57,273      92.9%   $   230,185  $  4.32       2
Six Landmark Square ................    10       171,899      91.3%   $ 3,895,234  $ 24.81       6
                                                 -------              -----------               --
Total--Landmark Square .............             798,321      89.0%   $14,325,197  $ 20.15     114
                                                 -------              -----------              ---
Stamford Towers
 Stamford, CT
680 Washington Blvd. ...............    11       132,759      99.5%   $ 3,634,757  $ 27.52       6
750 Washington Blvd. ...............    11       192,108      99.6%   $ 4,565,587  $ 23.87      11
                                                 -------              -----------              ---
Total--Stamford Towers .............             324,867      99.5%   $ 8,200,344  $ 25.36      17
                                                 -------              -----------              ---
Stand-alone Long Island Properties
400 Garden City Plaza
 Garden City, NY ...................     5       176,073      98.3%   $ 3,805,459  $ 21.99      25
88 Duryea Rd.
 Melville, NY ......................     2        25,061      96.2%   $   489,154  $ 20.29       4
310 East Shore Rd.
 Great Neck, NY ....................     4        50,000     100.0%   $ 1,265,128  $ 25.25      21
333 East Shore Rd.
 Great Neck, NY ....................     2        17,715      99.6%   $   483,504  $ 27.39       9
520 Broadhollow Rd
 Melville, NY ......................     1        83,176      87.3%   $ 1,486,300  $ 20.48       3
1660 Walt Whitman Rd.
 Melville, NY ......................     1        73,115      99.9%   $ 1,420,754  $ 19.45       5
125 Baylis Rd.
 Melville, NY ......................     2        98,329      68.5%   $ 1,285,253  $ 19.08      11
150 Motor Parkway
 Hauppauge, NY .....................     4       191,447      96.0%   $ 4,028,593  $ 21.92      23
1979 Marcus Ave.
 Lake Success, NY ..................     4       326,612      98.0%   $ 6,313,637  $ 19.73      28
120 Mineola Blvd
 Mineola, New York .................     6       101,000      88.0%   $ 1,826,277  $ 20.54      14
                                                 -------              -----------              ---
Total--Stand-alone Long Island
 Properties ........................           1,142,528      93.7%   $22,404,059  $ 20.93     143
                                               ---------              -----------              ---
Stand-alone
 Westchester Properties ............
155 White Plains Road,
 Tarrytown, NY .....................     2        60,909      99.6%   $ 1,073,536  $ 17.70       5
235 Main Street,
 White Plains, NY ..................     6        83,237      89.2%   $ 1,310,846  $ 17.66      28
245 Main Street
 White Plains, NY ..................     6        73,543      92.0%   $ 1,275,897  $ 18.85      17
120 White Plains Rd.
 Tarrytown, NY .....................     6       197,785     100.0%   $ 4,404,079  $ 22.25      10
80 Grasslands
 Elmsford, NY ......................     3        85,104      92.9%   $ 1,649,669  $ 20.87       5
360 Hamilton Avenue
 White Plains, NY (3) ..............    12       382,000       120%   $ 1,054,477  $ 22.96       2
140 Grand Street
 White Plains, NY ..................     9       130,136      90.9%   $ 2,690,489  $ 22.74      16
                                               ---------              -----------              ---
Total--Stand-alone Westchester
 Properties(4) .....................           1,012,714      94.8%   $13,458,993  $ 20.91      83
                                               ---------              -----------              ---
Executive Hill Office Park
 West Orange, NJ
100 Executive Dr ...................     3        92,872      97.1%   $ 1,609,173  $ 17.85      10
200 Executive Dr ...................     4       102,630      99.3%   $ 1,974,468  $ 19.37      17
300 Executive Dr ...................     4       126,196     100.0%   $ 2,409,573  $ 19.07      11
10 Rooney Circle ...................     3        69,684     100.0%   $ 1,367,232  $ 19.62       2
                                               ---------              -----------              ---
Total--Executive Hill Office Park ..             391,382      99.2%   $ 7,360,446  $ 18.96      40
                                               ---------              -----------              ---


                                                      OWNERSHIP
                                                      INTEREST
                                                       (GROUND
                                                        LEASE                     LAND
                                        PERCENTAGE   EXPIRATION     YEAR        AREA
PROPERTY                                 OWNERSHIP    DATE) (1)  CONSTRUCTED   (ACRES)
-------------------------------------- ------------ ------------ ------------- ---------
University Square
 Princeton, NJ
100 Campus Dr. .......................    100%           Fee         1987           N/A
104 Campus Dr. .......................    100%           Fee         1987           N/A
115 Campus Dr. .......................    100%           Fee         1987           N/A
Total--University Square .............                                             11.0
                                                                                  -----
Short Hills Office Complex
 Short Hills, NJ .....................
101 West John F. Kennedy
 Parkway .............................    100%           Fee         1981           9.0
101 East John F. Kennedy Parkway          100%           Fee         1981           6.0
51 John F Kennedy Parkway ............    100%           Fee         1988          11.0
                                                                                  -----
Total--Short Hills Office Complex                                                  26.0
                                                                                  -----
Stand-alone New Jersey Properties
1 Paragon Drive
 Montvale, NJ ........................    100%           Fee         1980          11.0
99 Cherry Hill Road
 Parsippany, NJ ......................    100%           Fee         1982           8.8
119 Cherry Hill Road
 Parsippany, NJ ......................    100%           Fee         1982           9.3
One Eagle Rock
 Hanover, NJ .........................    100%           Fee         1986          10.4
155 Passaic Ave.
 Fairfield, NJ .......................    100%           Fee         1984           3.6
3 University Plaza
 Hackensack, NJ ......................    100%           Fee         1985          10.6
1255 Broad Street
 Clifton, NJ (3) .....................    100%           Fee         1968          11.1
                                                                                  -----
Total--Stand-alone New Jersey
 Properties (4) ......................                                             64.8
                                                                                  -----
New York City Properties .............
120 W. 45th Street
 New York, NY ........................    100%           Fee         1989           0.4
100 Wall Street
 New York, NY ........................    100%           Fee         1969           0.5
810 Seventh Avenue
 New York, NY ........................    100%           Fee         1970           0.6
919 Third Avenue
 New York, NY (7) ....................    100%           Fee         1971           1.5
                                                                                  -----
Total--New York City Office
 Properties ..........................                                              3.0
                                                                                  -----
Total--Office Properties (4) .........                                            518.5
                                                                                  =====



                                                                                          ANNUAL
                                                                                           BASE
                                                                                           RENT     NUMBER
                                        NUMBER    RENTABLE                                 PER        OF
                                          OF       SQUARE     PERCENT    ANNUAL BASE      LEASED    TENANT
PROPERTY                                FLOORS      FEET       LEASED      RENT (2)      SQ. FT.    LEASES
-------------------------------------- -------- ------------ --------- --------------- ----------- -------
University Square
 Princeton, NJ
100 Campus Dr. .......................    1          27,350     99.7%   $    416,230     $ 15.27        3
104 Campus Dr. .......................    1          70,155    100.0%   $  1,110,829     $ 15.83        1
115 Campus Dr. .......................    1          33,600     99.9%   $    574,589     $ 17.12        2
                                                     ------             ------------                    -
Total--University Square .............              131,105     99.9%   $  2,101,648     $ 16.05        6
                                                    -------             ------------                    -
Short Hills Office Complex
 Short Hills, NJ .....................
101 West John F. Kennedy
 Parkway .............................    6         185,233    100.0%   $  2,963,700     $ 16.00        1
101 East John F. Kennedy Parkway          4         122,841    100.0%   $  1,965,482     $ 16.00        1
51 John F Kennedy Parkway ............    5         248,962     96.3%   $  7,680,763     $ 32.04       19
                                                    -------             ------------                   --
Total--Short Hills Office Complex                   557,036     98.4%   $ 12,609,945     $ 23.02       21
                                                    -------             ------------                   --
Stand-alone New Jersey Properties
1 Paragon Drive
 Montvale, NJ ........................    2         104,599     89.6%   $  1,547,948     $ 16.51       15
99 Cherry Hill Road
 Parsippany, NJ ......................    3          93,250     99.0%   $  1,650,526     $ 17.88       16
119 Cherry Hill Road
 Parsippany, NJ ......................    3          95,724     98.1%   $  1,547,521     $ 16.47       17
One Eagle Rock
 Hanover, NJ .........................    3         140,000     68.2%   $  2,031,710     $ 21.28        7
155 Passaic Ave.
 Fairfield, NJ .......................    4          84,500     29.4%   $    486,739     $ 19.57        3
3 University Plaza
 Hackensack, NJ ......................    6         216,403     97.2%   $  3,495,272     $ 16.61       22
1255 Broad Street
 Clifton, NJ (3) .....................    2         180,000     80.2%   $  4,070,161     $ 28.20        3
                                                    -------             ------------                   --
Total--Stand-alone New Jersey
 Properties (4) ......................              914,476     92.0%   $ 14,829,877     $ 19.64       83
                                                    -------             ------------                   --
New York City Properties .............
120 W. 45th Street
 New York, NY ........................   40         443,109     99.6%   $ 16,734,846     $ 37.92       42
100 Wall Street
 New York, NY ........................   29         458,626     97.7%   $  8,887,657     $ 19.84       31
810 Seventh Avenue
 New York, NY ........................   42         692,060     95.4%   $ 19,935,279     $ 30.20       35
919 Third Avenue
 New York, NY (7) ....................   47       1,374,966     99.1%   $ 16,876,544     $ 12.38       23
                                                  ---------             ------------                   --
Total--New York City Office
 Properties ..........................            2,968,761     98.1%   $ 62,434,326     $ 21.44      131
                                                  ---------             ------------                  ---
Total--Office Properties (4) .........           13,125,346     94.8%   $254,216,320     $ 21.09    1,010
                                                 ==========             ============                =====

------------------
(1) Ground lease expirations assume exercise of renewal options by the lessee.
(2) Represents Base Rent of signed leases at December 31, 1999 adjusted for scheduled contractual increases during the 12 months ending December 31, 2000. Total Base Rent for these purposes reflects the effect of any lease expirations that occur during the 12-month period ending December 31, 2000. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.
(3) Property is currently under redevelopment.
(4) Percent leases excludes properties under development.
(5) Year renovated.
(6) The actual fee interest in 520 White Plains Road is held by the County of Westchester Industrial Development Agency. The fee interest in 520 White Plains Road may be acquired if the outstanding principal under certain loan agreements and annual basic installments are prepaid in full.
(7) The Company currently holds the first mortgage note secured by this property. There is a ground lease in place on a small portion of the land which expires in 2066.

INDUSTRIAL PROPERTIES

General.

     As of  December  31,  1999,  the  Company  owned or had an  interest in 110
Industrial Properties that encompass approximately 8.3 million rentable square feet. As of December 31, 1999, the Industrial Properties were approximately 98% leased to approximately 250 tenants. Many of the Industrial Properties have been constructed with high ceiling heights (i.e., above 18 feet), upscale office building facades, parking in excess of zoning requirements, drive-in and/or loading dock facilities and other features which permit them to be leased for industrial and/or office purposes.

     The Industrial Properties are leased to both national and local tenants. These tenants utilize the Industrial Properties for distribution, warehousing, research and development and light manufacturing/assembly activities. Leases on the Industrial Properties are typically written for terms ranging from three to seven years and require: (i) payment of a Base Rent, (ii) payments of real estate tax escalations over a base year, (iii) payments of compounded annual increases to Base Rent and (iv) reimbursement of all operating expenses. Electric costs are borne and paid directly by the tenant. Certain leases are "triple net" (i.e., the tenant is required to pay in addition to annual Base Rent, all operating expenses and real estate taxes). In virtually all leases, the landlord is responsible for structural repairs. Renewal provisions typically provide for renewal rents at market rates, provided that such rates are not less than the most recent rental rates.

     Approximately 71% of the Industrial Properties measured by square footage are located on Long Island. Sixty five percent of these properties as measured by square footage were located in the following three Industrial Parks developed by Reckson: (i) Vanderbilt Industrial Park, (ii) Airport International Plaza and
(iii) County Line Industrial Center.

     In addition to the Industrial Properties on Long Island, the Company owns 15 Industrial Properties in the other suburban markets. These properties encompass approximately 2.4 million square feet and were approximately 97% leased (excluding properties under redevelopment) as of December 31, 1999.

     The following table sets forth certain information as of December 31, 1999 for each of the Industrial Properties.


                                              OWNERSHIP
                                              INTEREST
                                               (GROUND
                                                LEASE                    LAND     CLEARANCE
                                PERCENTAGE   EXPIRATION      YEAR        AREA      HEIGHT
PROPERTY                         OWNERSHIP      DATE)     CONSTRUCTED   (ACRES)   (FEET) (1)
------------------------------ ------------ ------------ ------------- --------- ------------
Industrial Properties:
Vanderbilt Industrial Park
 Hauppauge, NY
360 Vanderbilt Motor
 Parkway .....................    100%          Fee          1967          4.2       16
410 Vanderbilt Motor
 Parkway .....................    100%          Fee          1965          3.0       15
595 Old Willets Path .........    100%          Fee          1968          3.5       14
611 Old Willets Path .........    100%          Fee          1963          3.0       14
631/641 Old Willets Path .....    100%          Fee          1965          1.9       14
651/661 Old Willets Path .....    100%          Fee          1966          2.0       14
681 Old Willets Path .........    100%          Fee          1961          1.3       14
740 Old Willets Path .........    100%          Fee          1965          3.5       14
325 Rabro Dr. ................    100%          Fee          1967          2.7       14
250 Kennedy Dr. ..............    100%          Fee          1979          7.0       16
90 Plant Ave. ................    100%          Fee          1972          4.3       16
110 Plant Ave. ...............    100%          Fee          1974          6.8       18
55 Engineers Rd. .............    100%          Fee          1968          3.0       18
65 Engineers Rd. .............    100%          Fee          1969          1.8       22
85 Engineers Rd. .............    100%          Fee          1968          2.3       18
100 Engineers Rd. ............    100%          Fee          1968          5.0       14
150 Engineers Rd. ............    100%          Fee          1969          6.8       22
20 Oser Ave. .................    100%          Fee          1979          5.0       16
30 Oser Ave. .................    100%          Fee          1978          4.4       16
40 Oser Ave. .................    100%          Fee          1974          3.1       16
50 Oser Ave. .................    100%          Fee          1975          4.1       21
60 Oser Ave. .................    100%          Fee          1975          3.3       21
63 Oser Ave. .................    100%          Fee          1974          1.2       20
65 Oser Ave. .................    100%          Fee          1975          1.2       18
73 Oser Ave. .................    100%          Fee          1974          1.2       20

                                 PERCENTAGE                                         ANNUAL
                                  OFFICE/                                            BASE
                                  RESEARCH                                           RENT    NUMBER
                                    AND       RENTABLE                               PER       OF
                                DEVELOPMENT    SQUARE     PERCENT    ANNUAL BASE    LEASED   TENANT
PROPERTY                           FINISH       FEET       LEASED      RENT (2)    SQ. FT.   LEASES
------------------------------ ------------- ---------- ----------- ------------- --------- -------
Industrial Properties:
Vanderbilt Industrial Park
 Hauppauge, NY
360 Vanderbilt Motor
 Parkway .....................       62%       54,000       100.0%     $500,580    $ 9.27       1
410 Vanderbilt Motor
 Parkway .....................        7%       41,784       100.0%     $207,672    $ 4.97       4
595 Old Willets Path .........       14%       31,670       100.0%     $162,100    $ 5.12       4
611 Old Willets Path .........       11%       20,000       100.0%     $147,601    $ 7.38       2
631/641 Old Willets Path .....       31%       25,000       100.0%     $161,405    $ 6.46       4
651/661 Old Willets Path .....       45%       25,000       100.0%     $156,243    $ 6.25       7
681 Old Willets Path .........       10%       15,000       100.0%     $ 98,475    $ 6.57       1
740 Old Willets Path .........        5%       30,000       100.0%     $  2,473    $ 0.08       1
325 Rabro Dr. ................       10%       35,000       100.0%     $214,749    $ 6.05       2
250 Kennedy Dr. ..............        9%      127,980       100.0%     $455,298    $ 3.56       1
90 Plant Ave. ................       13%       75,000        99.9%     $418,834    $ 5.59       3
110 Plant Ave. ...............        8%      125,000       100.0%     $540,000    $ 4.32       1
55 Engineers Rd. .............        8%       36,000           0%     $      0    $ 0.00       0
65 Engineers Rd. .............       10%       23,000       100.0%     $136,733    $ 5.94       1
85 Engineers Rd. .............        5%       40,800       100.0%     $202,785    $ 4.97       2
100 Engineers Rd. ............       11%       88,000       100.0%     $379,476    $ 4.31       1
150 Engineers Rd. ............       11%      135,000       100.0%     $407,883    $ 3.02       1
20 Oser Ave. .................       18%       42,000        98.7%     $347,517    $ 8.39       2
30 Oser Ave. .................       21%       42,000        82.1%     $221,289    $ 6.41       4
40 Oser Ave. .................       33%       59,800        85.3%     $342,103    $ 6.71      12
50 Oser Ave. .................       15%       60,000       100.0%     $240,000    $ 4.00       1
60 Oser Ave. .................       19%       48,000       100.0%     $192,000    $ 4.00       1
63 Oser Ave. .................        9%       22,000       100.0%     $112,846    $ 5.13       1
65 Oser Ave. .................       10%       20,000       100.0%     $105,263    $ 5.26       1
73 Oser Ave. .................       15%       20,000       100.0%     $113,463    $ 5.67       1


                                               OWNERSHIP
                                               INTEREST
                                                (GROUND
                                                 LEASE                   LAND      CLEARANCE
                                 PERCENTAGE   EXPIRATION     YEAR        AREA        HEIGHT
PROPERTY                          OWNERSHIP      DATE)    CONSTRUCTED   (ACRES)    (FEET) (1)
------------------------------- ------------ ------------ ------------- --------- ------------
80 Oser Ave. ..................    100%           Fee         1974           1.1      18
85 Nicon Ct. ..................    100%           Fee         1978           6.1      30
90 Oser Ave. ..................    100%           Fee         1973           1.1      16
104 Parkway Dr. ...............    100%           Fee         1985           1.8      15
110 Ricefield Ln. .............    100%           Fee         1980           2.0      15
120 Ricefield Ln. .............    100%           Fee         1983           2.0      15
125 Ricefield Ln. .............    100%           Fee         1973           2.0      14
135 Ricefield Ln. .............    100%           Fee         1981           2.1      15
85 Adams Dr. ..................    100%           Fee         1980           1.8      15
395 Oser Ave ..................    100%           Fee         1980           6.1      14
185 Oser Ave ..................    100%           Fee         1974           2.0      18
25 Davids Dr. .................    100%           Fee         1975           3.2      20
45 Adams Ave ..................    100%           Fee         1979           2.1      18
225 Oser Ave ..................    100%           Fee         1977           1.2      14
180 Oser Ave ..................    100%           Fee         1978           3.4      16
360 Oser Ave ..................    100%           Fee         1981           1.3      18
400 Oser Ave ..................    100%           Fee         1982           9.5      16
375 Oser Ave ..................    100%           Fee         1981           1.2      18
425 Rabro Drive ...............    100%           Fee         1980           4.0      16
390 Motor Parkway (3) .........    100%           Fee         1980          10.0      14
600 Old Willets Path ..........    100%           Fee         1965           4.5      14
400 Moreland Road(3) ..........    100%           Fee         1967           6.3      17
                                                                           -----
Total--Vanderbilt
 Industrial Park (4) ..........                                            160.4
                                                                           -----
Airport International Plaza
 Islip, NY
20 Orville Dr. ................    100%           Fee         1978           1.0      16
25 Orville Dr. ................    100%           Fee         1970           2.2      16
50 Orville Dr. ................    100%           Fee         1976           1.6      15
65 Orville Dr. ................    100%           Fee         1971           2.2      14
70 Orville Dr. ................    100%           Fee         1975           2.3      22
80 Orville Dr. ................    100%           Fee         1988           6.5      16
85 Orville Dr. ................    100%           Fee         1974           1.9      14
95 Orville Dr. ................    100%           Fee         1974           1.8      14
110 Orville Dr. ...............    100%           Fee         1979           6.4      24
180 Orville Dr. ...............    100%           Fee         1982           2.3      16
1101 Lakeland Ave. ............    100%           Fee         1983           4.9      20
1385 Lakeland Ave. ............    100%           Fee         1973           2.4      16
125 Wilbur Place ..............    100%           Fee         1977           4.0      16
140 Wilbur Place ..............    100%           Fee         1973           3.1      20
160 Wilbur Place ..............    100%           Fee         1978           3.9      16
170 Wilbur Place ..............    100%           Fee         1979           4.9      16
4040 Veterans Highway .........    100%           Fee         1972           1.0      14
120 Wilbur Place ..............    100%           Fee         1972           2.8      16
2004 Orville Dr ...............    100%           Fee         1998           7.4      24
2005 Orville Drive ............    100%           Fee         1999           8.7      24
                                                                           -----
Total--Airport
 International Plaza ..........                                             71.3
                                                                           -----
County Line Industrial
 Center
 Melville, NY
5 Hub Dr. .....................    100%           Fee         1979           6.9      20
10 Hub Dr. ....................    100%           Fee         1975           6.6      20
30 Hub Drive ..................    100%           Fee         1976           5.1      20
265 Spagnoli Rd. ..............    100%           Fee         1978           6.0      20
                                                                           -----
Total--County Line
 Industrial Center ............                                             24.6
                                                                           -----
Standalone Long Island
 Properties
32 Windsor Pl.
 Islip, NY ....................    100%           Fee         1971           2.5      18
42 Windsor Pl.
 Islip, NY ....................    100%           Fee         1972           2.4      18
208 Blydenburgh Rd.
 Islandia, NY .................    100%           Fee         1969           2.4      14
210 Blydenburgh Rd.
 Islandia, NY .................    100%           Fee         1969           1.2      14
71 Hoffman Ln.
 Islandia, NY .................    100%           Fee         1970           5.8      16
135 Fell Ct.
 Islip, NY ....................    100%           Fee         1965           3.2      16
                                                                           -----
 Subtotal Islip/Islandia ......                                             17.5
                                                                           -----

                                  PERCENTAGE                                           ANNUAL
                                   OFFICE/                                              BASE
                                   RESEARCH                                             RENT     NUMBER
                                     AND        RENTABLE                                 PER       OF
                                 DEVELOPMENT     SQUARE      PERCENT    ANNUAL BASE    LEASED    TENANT
PROPERTY                            FINISH        FEET        LEASED      RENT (2)     SQ. FT.   LEASES
------------------------------- ------------- ------------ ----------- ------------- ---------- -------
80 Oser Ave. ..................       25%         19,500       100.0%   $    64,599   $  3.31       1
85 Nicon Ct. ..................       10%        104,000       100.0%   $   500,189   $  4.81       1
90 Oser Ave. ..................       26%         37,500       100.0%   $   125,160   $  3.34       1
104 Parkway Dr. ...............       50%         27,600       100.0%   $   199,091   $  7.21       1
110 Ricefield Ln. .............       25%         32,264       100.0%   $   160,599   $  4.98       1
120 Ricefield Ln. .............       24%         33,060       100.0%   $   112,000   $  3.39       1
125 Ricefield Ln. .............       20%         30,495       100.0%   $   199,983   $  6.56       1
135 Ricefield Ln. .............       10%         32,340       100.0%   $   204,037   $  6.31       1
85 Adams Dr. ..................       90%         20,000       100.0%   $   260,000   $ 13.00       1
395 Oser Ave ..................      100%         50,000        99.0%   $   429,165   $  8.67       1
185 Oser Ave ..................       40%         30,000       100.0%   $   190,021   $  6.33       1
25 Davids Dr. .................       90%         40,000       100.0%   $   340,000   $  8.50       1
45 Adams Ave ..................       90%         28,000       100.0%   $   212,333   $  7.58       1
225 Oser Ave ..................       80%         10,000        99.6%   $   111,706   $ 11.22       1
180 Oser Ave ..................       35%         61,868        89.9%   $   379,208   $  6.82       8
360 Oser Ave ..................       35%         23,000       100.0%   $   128,800   $  5.60       1
400 Oser Ave ..................       30%        164,936        97.0%   $ 1,090,261   $  6.82      25
375 Oser Ave ..................       40%         20,000       100.0%   $   148,450   $  7.42       1
425 Rabro Drive ...............       25%         65,641        99.2%   $   586,080   $  9.00       1
390 Motor Parkway (3) .........        4%        181,155        27.7%   $   173,916   $  3.47       1
600 Old Willets Path ..........       25%         69,627       100.0%   $   394,590   $  5.67       1
400 Moreland Road(3) ..........       10%         56,875         0.0%   $         0   $  0.00       0
                                                 -------                -----------
Total--Vanderbilt
 Industrial Park (4) ..........                2,379,895        97.0%   $11,876,976   $  5.72     111
                                               ---------                -----------               ---
Airport International Plaza
 Islip, NY
20 Orville Dr. ................       50%         12,852       100.0%   $   174,731   $ 13.55       1
25 Orville Dr. ................      100%         32,300       100.0%   $   475,065   $ 14.12       2
50 Orville Dr. ................       20%         28,000        99.8%   $   244,538   $  8.75       3
65 Orville Dr. ................       13%         32,000        96.9%   $   145,018   $  4.68       2
70 Orville Dr. ................        7%         41,508       100.0%   $   301,684   $  7.27       2
80 Orville Dr. ................       21%         92,544       100.0%   $   678,929   $  7.34       9
85 Orville Dr. ................       20%         25,000       100.0%   $   154,393   $  6.15       2
95 Orville Dr. ................       10%         25,000       100.0%   $   120,875   $  4.84       1
110 Orville Dr. ...............       15%        110,000       100.0%   $   627,733   $  5.71       1
180 Orville Dr. ...............       18%         37,612       100.0%   $   233,291   $  6.20       2
1101 Lakeland Ave. ............        8%         90,411       100.0%   $   515,945   $  5.71       1
1385 Lakeland Ave. ............       18%         35,000       100.0%   $   178,398   $  5.10       3
125 Wilbur Place ..............       31%         62,686        87.1%   $   279,880   $  5.13      12
140 Wilbur Place ..............       37%         48,500       100.0%   $   290,747   $  5.99       2
160 Wilbur Place ..............       30%         62,710       100.0%   $   501,034   $  7.99       2
170 Wilbur Place ..............       28%         72,062        96.5%   $   230,971   $  3.32       8
4040 Veterans Highway .........      100%          2,800       100.0%   $    54,061   $ 19.31       1
120 Wilbur Place ..............       15%         35,000       100.0%   $   269,608   $  7.70       4
2004 Orville Dr ...............       20%        106,515       100.0%   $   703,887   $  6.61       1
2005 Orville Drive ............       20%        130,010       100.0%   $   909,593   $  7.00       1
                                               ---------                -----------               ---
Total--Airport
 International Plaza ..........                1,082,510        99.1%   $ 7,090,381      6.61      60
                                               ---------                -----------               ---
County Line Industrial
 Center
 Melville, NY
5 Hub Dr. .....................       20%         88,001       100.0%   $   403,596   $  4.59       2
10 Hub Dr. ....................       15%         95,546       100.0%   $   585,288   $  6.12       4
30 Hub Drive ..................       18%         73,127       100.0%   $   467,684   $  6.40       2
265 Spagnoli Rd. ..............       28%         85,500       100.0%   $   647,702   $  7.57       3
                                               ---------                -----------               ---
Total--County Line
 Industrial Center ............                  342,174       100.0%   $ 2,104,270   $  6.15      11
                                               ---------                -----------               ---
Standalone Long Island
 Properties
32 Windsor Pl.
 Islip, NY ....................       10%         43,000       100.0%   $   138,583   $  3.22       1
42 Windsor Pl.
 Islip, NY ....................        8%         65,000       100.0%   $   230,315   $  3.54       1
208 Blydenburgh Rd.
 Islandia, NY .................       17%         24,000       100.0%   $   102,302   $  4.26       4
210 Blydenburgh Rd.
 Islandia, NY .................       16%         20,000       100.0%   $   110,922   $  5.55       2
71 Hoffman Ln.
 Islandia, NY .................       10%         30,400       100.0%   $   182,293   $  6.00       1
135 Fell Ct.
 Islip, NY ....................       20%         30,000       100.0%   $   222,750   $  7.43       1
                                               ---------                -----------               ---
 Subtotal Islip/Islandia ......                  212,400       100.0%   $   987,165   $  4.65      10
                                               ---------                -----------               ---


                                               OWNERSHIP
                                               INTEREST
                                                (GROUND
                                                 LEASE                    LAND      CLEARANCE
                                PERCENTAGE    EXPIRATION      YEAR        AREA        HEIGHT
PROPERTY                         OWNERSHIP       DATE)     CONSTRUCTED   (ACRES)    (FEET) (1)
------------------------------ ------------ -------------- ------------- --------- ------------
70 Schmitt Boulevard,
 Farmingdale, NY .............      100%          Fee          1975           4.4      18
105 Price Parkway,
 Farmingdale, NY .............      100%          Fee          1969          12.0      26
110 Bi County Blvd.
 Farmingdale, L.I, ...........      100%          Fee          1984           9.5      19
                                                                            -----
 Subtotal Farmingdale ........                                               25.9
                                                                            -----
70 Maxess Rd,
 Melville, NY ................      100%          Fee          1969           9.3      15
20 Melville Park Rd,
 Melville, NY ................      100%          Fee          1965           4.0      23
45 Melville Park Drive,
 Melville, NY ................      100%          Fee          1998           4.2      24
65 Marcus Drive.
 Melville, L.I., .............      100%          Fee          1968           5.0      16
50 Marcus Drive, (3)
 Melville, NY ................      100%          Fee          1967           7.1      22
                                                                            -----
 Subtotal Melville(4) ........                                               29.6
                                                                            -----
300 Motor Parkway,
 Hauppauge, NY ...............      100%          Fee          1979           4.2      14
1516 Motor Parkway,
 Hauppauge, NY ...............      100%          Fee          1981           7.9      24
                                                                            -----
 Subtotal Hauppauge ..........                                               12.1
                                                                            -----
933 Motor Parkway
 Smithtown, NY ...............      100%          Fee          1973           5.6      20
65 S. Service Rd. ,
 Plainview, NY(5) ............      100%          Fee          1961           1.6      14
85 S. Service Rd.
 Plainview, NY ...............      100%          Fee          1961           1.6      14
19 Nicholas Dr.,
 Yaphank, NY (6) .............      100%          Fee          1989          29.6      24
48 Harbor Park Dr.,
 Port Washington, NY .........      100%          Fee          1976           2.7      16
110 Marcus Dr.,
 Huntington, NY ..............      100%          Fee          1980           6.1      20
35 Engle St., (3)
 Hicksville, NY ..............      100%     Leasehold(7)      1966           4.0      24
100 Andrews Rd.,
 Hicksville, L.I.,(1) ........      100%          Fee          1954          11.7      25
                                                                            -----
 Subtotal other (4) ..........                                               62.9
                                                                            -----
Total Standalone Long
 Island Properties  (4) ......                                              148.0
                                                                            -----
Standalone Westchester
 Properties ..................
100 Grasslands Rd., (3)
 Elmsford, NY ................      100%          Fee          1964           3.6      16
2 Macy Rd.,
 Harrison, NY ................      100%          Fee          1962           5.7      16
500 Saw Mill Rd.,
 Elmsford, NY ................      100%          Fee          1968           7.3      22
                                                                            -----
Total--Standalone
 Westchester Industrial
 Properties (4) ..............                                               16.6
                                                                            -----
Standalone New Jersey
 Industrial Properties
40 Cragwood Rd,
 South Plainfield, NJ ........      100%          Fee          1965          13.5      16
400 Cabot Dr.,
 Hamilton Township, NJ........      100%          Fee          1989          44.8      30
100 Forge Way,
 Rockaway, NJ ................      100%          Fee          1986           3.5      24
200 Forge Way,
 Rockaway, NJ ................      100%          Fee          1989          12.7      28
300 Forge Way,
 Rockaway, NJ ................      100%          Fee          1989           4.2      24
400 Forge Way,
 Rockaway, NJ ................      100%          Fee          1989          12.8      28
5 Henderson Dr.,,
 West Caldwell, NJ ...........      100%          Fee          1967          15.2      14
492 River Rd,
 Nutley, NJ (3) ..............      100%          Fee          1952          17.3      13
4 Applegate Drive
 Robbinsville, New Jersey           100%          Fee          1999          10.0      30
30 Stultz Rd
 So. Brunswick, NJ ...........     71.8%          Fee          1978          12.6      18
6 Johanna Ct.,(3)
 East Brunswick, NJ ..........     71.8%          Fee          1978          18.4      18
                                                                            -----
Total New Jersey
 Standalone Industrial
 Properties (4) ..............                                              165.0
                                                                            -----

                                 PERCENTAGE                                           ANNUAL
                                  OFFICE/                                              BASE
                                  RESEARCH                                             RENT    NUMBER
                                    AND        RENTABLE                                PER       OF
                                DEVELOPMENT     SQUARE      PERCENT    ANNUAL BASE    LEASED   TENANT
PROPERTY                           FINISH        FEET        LEASED      RENT (2)    SQ. FT.   LEASES
------------------------------ ------------- ------------ ----------- ------------- --------- -------
70 Schmitt Boulevard,
 Farmingdale, NY .............       10%         76,312       100.0%   $   538,147  $  7.05       1
105 Price Parkway,
 Farmingdale, NY .............      8.5%        297,000       100.0%   $ 1,388,515  $  4.68       1
110 Bi County Blvd.
 Farmingdale, L.I, ...........       45%        147,303        96.3%   $ 1,285,683  $  9.07      11
                                                -------                -----------               --
 Subtotal Farmingdale ........                  520,615        98.9%   $ 3,212,345  $  6.24      13
                                                -------                -----------               --
70 Maxess Rd,
 Melville, NY ................       38%         78,000       100.0%   $   666,214  $  8.48       1
20 Melville Park Rd,
 Melville, NY ................       66%         67,922       100.0%   $   385,625  $  5.68       1
45 Melville Park Drive,
 Melville, NY ................       22%         40,247       100.0%   $   540,442  $ 13.43       1
65 Marcus Drive.
 Melville, L.I., .............       50%         60,000       100.0%   $   596,328  $  9.94       1
50 Marcus Drive, (3)
 Melville, NY ................       95%        165,000         0.0%   $         0  $     0       0
                                                -------                -----------               --
 Subtotal Melville(4) ........                  411,169       100.0%   $ 2,188,609  $  8.87       4
                                                -------                -----------               --
300 Motor Parkway,
 Hauppauge, NY ...............      100%         55,942        96.9%   $   856,895  $ 15.81      10
1516 Motor Parkway,
 Hauppauge, NY ...............        5%        140,000       100.0%   $   863,800  $  6.17       1
                                                -------                -----------               --
 Subtotal Hauppauge ..........                  195,942        99.1%   $ 1,720,695  $  8.86      11
                                                -------                -----------               --
933 Motor Parkway
 Smithtown, NY ...............       26%         48,000       100.0%   $    32,153  $  0.67       1
65 S. Service Rd. ,
 Plainview, NY(5) ............       10%         10,000       100.0%   $    69,911  $  6.99       1
85 S. Service Rd.
 Plainview, NY ...............       60%         20,000       100.0%   $    79,526  $  3.98       2
19 Nicholas Dr.,
 Yaphank, NY (6) .............        5%        230,000       100.0%   $ 1,222,649  $  5.32       1
48 Harbor Park Dr.,
 Port Washington, NY .........      100%         35,000       100.0%   $   707,352  $ 20.21       1
110 Marcus Dr.,
 Huntington, NY ..............       39%         78,240       100.0%   $   486,653  $  6.22       1
35 Engle St., (3)
 Hicksville, NY ..............        8%        120,000         0.0%   $         0  $  0.00       0
100 Andrews Rd.,
 Hicksville, L.I.,(1) ........       12%        167,500       100.0%   $ 1,105,727  $  6.59       2
                                                -------                -----------               --
 Subtotal other (4) ..........                  708,740       100.0%   $ 3,703,971  $  6.29       9
                                                -------                -----------               --
Total Standalone Long
 Island Properties  (4) ......                2,048,866        99.6%   $11,812,785  $  6.29      47
                                              ---------                -----------               --
Standalone Westchester
 Properties ..................
100 Grasslands Rd., (3)
 Elmsford, NY ................      100%         45,000         0.0%   $         0  $  0.00       0
2 Macy Rd.,
 Harrison, NY ................      100%         26,000       100.0%   $   422,500  $ 16.25       1
500 Saw Mill Rd.,
 Elmsford, NY ................       17%         92,000       100.0%   $   846,400  $  9.20       1
                                              ---------                -----------               --
Total--Standalone
 Westchester Industrial
 Properties (4) ..............                  163,000       100.0%   $ 1,268,900  $ 10.75       2
                                              ---------                -----------               --
Standalone New Jersey
 Industrial Properties
40 Cragwood Rd,
 South Plainfield, NJ ........       49%        135,000        57.5%   $ 1,265,304  $ 16.30       3
400 Cabot Dr.,
 Hamilton Township, NJ........       10%        585,510       100.0%   $ 2,739,377  $  4.68       1
100 Forge Way,
 Rockaway, NJ ................       12%         20,136       100.0%   $   166,775  $  8.28       5
200 Forge Way,
 Rockaway, NJ ................       23%         72,118       100.0%   $   453,367  $  6.29       2
300 Forge Way,
 Rockaway, NJ ................       37%         24,000       100.0%   $   180,050  $  7.44       2
400 Forge Way,
 Rockaway, NJ ................       20%         73,000       100.0%   $   407,666  $  5.58       2
5 Henderson Dr.,,
 West Caldwell, NJ ...........       10%        210,000       100.0%   $ 1,324,234  $  6.29       1
492 River Rd,
 Nutley, NJ (3) ..............      100%        128,000        0.00%   $         0  $     0       0
4 Applegate Drive
 Robbinsville, New Jersey            10%        265,000       100.0%   $ 1,364,750  $  5.15       1
30 Stultz Rd
 So. Brunswick, NJ ...........       10%         60,617       100.0%   $   200,248  $  3.12       1
6 Johanna Ct.,(3)
 East Brunswick, NJ ..........       10%        214,000         0.0%   $         0  $  0.00       0
                                              ---------                -----------               --
Total New Jersey
 Standalone Industrial
 Properties (4) ..............                1,787,381        94.9%   $ 8,101,771  $  5.95      18
                                              ---------                -----------               --


                                          OWNERSHIP
                                          INTEREST
                                           (GROUND
                                            LEASE                   LAND      CLEARANCE
                            PERCENTAGE   EXPIRATION     YEAR        AREA       HEIGHT
PROPERTY                     OWNERSHIP      DATE)    CONSTRUCTED   (ACRES)    (FEET) (1)
-------------------------- ------------ ------------ ------------- --------- ------------
Standalone Connecticut
 Industrial Property
710 Bridgeport
 Shelton, CT .............    100%          Fee       1971-1979        36.1      22
                                                                      -----
Total Connecticut
 Standalone Industrial
 Property ................                                             36.1
                                                                      -----
Total-Industrial
 Properties (4) ..........                                            622.0
                                                                      =====

                             PERCENTAGE                                           ANNUAL
                              OFFICE/                                              BASE
                              RESEARCH                                             RENT    NUMBER
                                AND        RENTABLE                                PER       OF
                            DEVELOPMENT     SQUARE      PERCENT    ANNUAL BASE    LEASED   TENANT
PROPERTY                       FINISH        FEET        LEASED      RENT (2)    SQ. FT.   LEASES
-------------------------- ------------- ------------ ----------- ------------- --------- -------
Standalone Connecticut
 Industrial Property
710 Bridgeport
 Shelton, CT .............     30%          452,414       100.0%   $ 2,911,020   $ 6.43       2
                                            -------                -----------                -
Total Connecticut
 Standalone Industrial
 Property ................                  452,414       100.0%   $ 2,911,020   $ 6.43       2
                                            -------                -----------                -
Total-Industrial
 Properties (4) ..........                8,256,240        98.2%   $45,166,103   $ 6.26     251
                                          =========                ===========              ===

----------------
(1) Calculated as the difference from the lowest beam to floor.

(2) Represents Base Rent of signed leases at December 31, 1999 adjusted for scheduled contractual increases during the 12 months ending December 31, 2000. Total Base Rent for these purposes reflects the effect of any lease expirations that occur during the 12 month period ending December 31, 2000. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.

(3) Property under redevelopment.

(4) Percent leased excludes properties under redevelopment.

(5) A tenant has been granted an option exercisable after April 30, 1997 and prior to October 31, 2002 to purchase this property for $600,000.

(6) The actual fee interest in 19 Nicholas Drive is currently held by the Town of Brookhaven Industrial Development Agency. The Company may acquire such fee interest by making a nominal payment to the Town of Brookhaven Industrial Development Agency.

(7) The Company has entered into a 20 year lease agreement in which it has the right to sublease the premises.

RETAIL PROPERTIES

     As of December 31, 1999, the Company owned two free-standing 10,000 square foot retail properties located in Great Neck and Huntington, New York and were 100% leased as of December 31, 1999.

DEVELOPMENTS IN PROGRESS

     As of December 31, 1999, the Company had invested approximately $130 million in developments in progress. This amount includes approximately $64 million relating to existing buildings encompassing approximately 1.1 million square feet. The Company estimates that if these projects were to be completed, total additional development costs would be approximately $25.3 million. In addition, the Company has also invested approximately $66 million relating to approximately 346 acres of land which it can develop approximately 2.2 million square feet. The Company estimates that if these projects were to be completed, total additional development costs would be approximately $270 million.

THE OPTION PROPERTIES

     In connection with the IPO, the Company was granted a ten year option to acquire ten properties (the "Option Properties") which were not contributed to the Operating Partnership and are either owned by Reckson or in which Reckson owns a non controlling minority interest.

     As of December 31, 1999, the Company has acquired four of the Option Properties for an aggregate purchase price of approximately $35 million and the issuance of approximately 475,000 Units. In addition, during 1998, one of the Option Properties was sold by Reckson to a third party.

     The remaining Option Properties consist of three Class A office properties encompassing approximately 311,000 square feet and two industrial properties encompassing approximately 69,000 square feet.

HISTORICAL   NON-INCREMENTAL  REVENUE-GENERATING  CAPITAL  EXPENDITURES,  TENANT
IMPROVEMENT COSTS AND LEASING COMMISSIONS

     The following table sets forth annual and per square foot recurring, non-incremental revenue-generating capital expenditures and non-incremental revenue-generating tenant improvement costs and leasing commissions incurred by the Company to retain revenues attributable to existing leased space for the period 1995 through 1999 for the Office Properties and the Industrial Properties. As noted, incremental revenue-generating tenant improvement costs and leasing commissions are excluded from the table set forth immediately below. The historical capital expenditures, tenant improvement costs and leasing commissions set forth below are not necessarily indicative of future recurring, non-incremental revenue-generating capital expenditures or non-incremental revenue-generating tenant improvement costs and leasing commissions.


                                                  1995            1996             1997              1998              1999
                                             -------------   -------------   ---------------   ---------------   ---------------
CAPITAL EXPENDITURES
Office Properties
Total ....................................     $ 364,545       $ 375,026       $ 1,108,675       $ 2,004,976       $ 2,298,899
Per square foot ..........................     $     .19       $     .13       $       .22       $       .23       $       .23
Industrial Properties
Total ....................................     $ 290,457       $ 670,751       $   733,233       $ 1,205,266       $ 1,048,688
Per square foot ..........................     $     .08       $     .18       $       .15       $       .12       $       .11
NON-INCREMENTAL REVENUE-GENERATING TENANT
 IMPROVEMENT COSTS AND LEASING COMMISSIONS
Long Island Office Properties
Annual Tenant Improvement Costs ..........     $ 452,057       $ 523,574       $   784,044       $ 1,140,251       $ 1,009,357
 Per square foot improved ................          4.44            4.28              7.00              3.98              4.73
 Annual Leasing Commissions ..............       144,925         119,047           415,822           418,191           551,762
 Per square foot leased ..................          1.42             .97              4.83              1.46              2.59
 Total per square foot ...................     $    5.86       $    5.25       $     11.83       $      5.44       $      7.32
Westchester Office Properties
 Annual Tenant Improvement Costs .........           N/A       $ 834,764       $ 1,211,665       $   711,160       $ 1,316,611
 Per square foot improved ................           N/A            6.33              8.90              4.45              5.62
 Annual Leasing Commissions ..............           N/A         264,388           366,257           286,150           457,730
 Per square foot leased ..................           N/A            2.00              2.69              1.79              1.96
 Total per square foot ...................           N/A       $    8.33       $     11.59       $      6.24       $      7.58
Connecticut Office Properties
 Annual Tenant Improvement Costs .........           N/A       $  58,000       $ 1,022,421       $   202,880       $   179,043
 Per square foot improved ................           N/A           12.45             13.39              5.92              4.88
 Annual Leasing Commissions ..............           N/A               0           256,615           151,063           110,252
 Per square foot leased ..................           N/A               0              3.36              4.41              3.00
 Total per square foot ...................           N/A       $   12.45       $     16.75       $     10.33       $      7.88
New Jersey Office Properties
 Annual Tenant Improvement Costs .........           N/A             N/A              N/A        $   654,877       $   454,054
 Per square foot improved ................           N/A             N/A              N/A               3.78              2.29
 Annual Leasing Commissions ..............           N/A             N/A              N/A            396,127           787,065
 Per square foot leased ..................           N/A             N/A              N/A               2.08              3.96
 Total per square foot ...................           N/A             N/A              N/A        $      5.86       $      6.25
Industrial Properties
 Annual Tenant Improvement Costs .........     $ 210,496       $ 380,334       $   230,466       $   283,842       $   375,646
 Per square foot improved ................           .90             .72               .55               .76               .25
 Annual Leasing Commissions ..............       107,351         436,213            81,013           200,154           835,108
 Per square foot leased ..................           .46             .82               .19               .44               .56
 Total per square foot ...................     $    1.36       $    1.54       $       .74       $      1.20       $       .81

MORTGAGE INDEBTEDNESS
     The following table sets forth certain information regarding the mortgage debt of the Company, as of December 31, 1999.


                                        PRINCIPAL AMOUNT                                           AMORTIZATION
PROPERTY                                   OUTSTANDING        INTEREST RATE      MATURITY DATE       SCHEDULE
------------------------------------   ------------------   -----------------   ---------------   -------------
                                         (IN THOUSANDS)
6800 Jericho Turnpike
 (North Shore Atrium I) ............        $  15,001            7.25%                6/10/00      --
6900 Jericho Turnpike
 (North Shore Atrium II) ...........            5,279            7.25%                6/10/00      --
200 Broadhollow Road. ..............            6,560            7.75%                6/02/02      30 year
395 North Service Road .............           20,933            6.45%               10/26/05      (3)
50 Charles Lindbergh Blvd. .........           15,479            7.50%                7/10/01      --
333 Earl Ovington Blvd.
 (The Omni) (1) ....................           56,367            7.72%               08/14/07      25 year
310 East Shore Road. ...............            2,322            8.00%                7/01/02      --
80 Orville Drive ...................            2,616            7.50% (2)            2/01/04      --
580 White Plains Road ..............            8,172           7.375%                9/01/00      20 year
Landmark Square ....................           47,809            8.02%               10/07/06      25 year
110 Bi-County Blvd. ................            4,221           9.125%               11/30/12      20 year
100 Summit Lake Drive ..............           22,614            8.50%                4/01/07      15 year
200 Summit Lake Drive ..............           20,463            9.25%                1/01/06      25 year
120 West 45th Street ...............           66,933            6.82%               11/01/27      28 year
810 7th Avenue .....................           86,822            7.73%                 8/1/09      25 year
100 Wall Street ....................           37,623            7.73%                 8/1/09      25 year
One Orlando Center .................           39,960            6.82%               11/01/27      28 year
                                            ---------
Total ..............................        $ 459,174
                                            =========

----------
(1) The Company has a 60% general partnership interest in the Omni Partnership. The Company's proportionate share of the aggregate principal amount of the mortgage debt on the Omni is approximately $33.8 million.

(2) Interest rate increases to 10.1% at June 2000.

(3) Principal payments of $34,000 per month.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

     The Company's common stock began trading on the New York Stock Exchange ("NYSE") on May 25, 1995, under the symbol "RA". The following table sets forth the quarterly high and low closing sales prices per share of the Company's common stock as reported on the NYSE and the distributions paid by the Company for each respective quarter ended.


                                            HIGH            LOW          DISTRIBUTION
                                        ------------   ------------   ------------------
        March 31, 1998 ..............     $ 26.438       $ 24.125       $0.3125
        June 30, 1998 ...............     $ 26.375       $ 22.688       $0.4199 (1)
        September 30, 1998 ..........     $ 26.000       $ 19.000       $0.3375
        December 31, 1998 ...........     $ 24.563       $ 20.188       $0.3375
        March 31, 1999 ..............     $ 24.000       $ 20.375       $.33750
        June 30, 1999 ...............     $ 26.563       $ 20.438       $.37125 (2)
        September 30, 1999 ..........     $ 23.500       $ 19.375       $.37125
        December 31, 1999 ...........     $ 20.813       $ 18.000       $.37125


(1) Commencing with the distribution for the quarter ending June 30, 1998, the Board of Directors of the Company increased the quarterly distribution to $.3375 per share, which is equivalent to an annual distribution of $1.35 per share. In addition, on June 11, 1998, the Company paid a stock dividend equivalent to $.0824 per share relating to the Operating Partnership's distribution of its common stock interest in Reckson Service Industries, Inc. currently D/B/A FrontLine Capital Group to the Company.

(2) Commencing with the distribution for the quarter ending June 30, 1999, the Board of Directors of the Company increased the quarterly distribution to $.37125 per share, which is equivalent to an annual distribution of $1.485 per share.

CLASS B COMMON STOCK

     The Company's Class B Common Stock began trading on the NYSE on May 25, 1999 under the symbol "RAb". The following table sets forth the quarterly high and low closing sales prices per share of the Comapny8's Class B Common Stock as reported on the NYSE and the distributions paid by the Company for each respective quarter ended.


                                            HIGH            LOW          DISTRIBUTION
                                        ------------   ------------   -----------------
        March 31, 1999 ..............          N/A            N/A             N/A
        June 30, 1999 ...............     $ 27.688       $ 23.875        $  .2364 (1)
        September 30, 1999 ..........     $ 24.688       $ 20.500        $  .5600
        December 31, 1999 ...........     $ 22.750       $ 19.438        $  .5600


(1) Represents the period May 24, 1999 through June 30, 1999

ITEM  6. SELECTED FINANCIAL DATA (in thousands except share and properties data)


                                                                           RECKSON ASSOCIATES REALTY CORP.
                                                             -----------------------------------------------------------
                                                                                 FOR THE YEAR ENDED
                                                             -----------------------------------------------------------
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998           1997           1996
                                                             -------------- -------------- -------------- --------------
OPERATING DATA:
 Revenues ..................................................  $   403,153    $   266,373    $   153,395    $     96,141
 Total expenses ............................................      299,111        201,892        107,905          70,951
 Income (before preferred dividends and distributions,
  minority interests and extraordinary loss) ...............      104,042         64,481         45,490          25,190
 Preferred dividends and distributions .....................       27,001         14,244             --              --
 Minority interests ........................................       16,209         10,672          8,624           6,768
 Extraordinary loss (net of minority interests' share) .....         (555)        (1,670)        (2,230)           (895)
 Net income available to common shareholders ...............       47,529         37,895         34,636          17,527
 Net income available to Class B Common shareholders .......       12,748             --             --              --
PER SHARE DATA -- COMMON SHAREHOLDERS:
Basic:
 Income before extraordinary loss ..........................  $      1.19    $      1.00    $      1.13    $        .92
 Extraordinary loss ........................................         (.01)          (.04)          (.07)           (.04)
 Net income ................................................         1.18           0.96           1.06             .88
 Weighted average shares outstanding .......................   40,270,000     39,473,000     32,727,000      19,928,000
Diluted:
 Income before extraordinary loss ..........................  $      1.18    $       .99    $      1.11    $        .91
 Extraordinary loss ........................................         (.01)          (.04)          (.07)           (.04)
 Diluted net income ........................................         1.17            .95           1.04             .87
 Diluted weighted shares outstanding .......................   40,676,000     40,010,000     33,260,000      20,190,000
PER SHARE DATA -- CLASS B COMMON SHAREHOLDERS:
Basic:
 Income before extraordinary loss ..........................  $      1.91    $        --    $        --    $         --
 Extraordinary loss ........................................         (.02)            --             --              --
 Net income ................................................         1.89             --             --              --
 Weighted average shares outstanding .......................    6,744,000             --             --              --
Diluted:
 Income before extraordinary loss ..........................  $      1.26    $        --    $        --    $         --
 Extraordinary loss ........................................           --             --             --              --
 Diluted net income ........................................         1.26             --             --              --
 Diluted weighted shares outstanding .......................    6,744,000             --             --              --
BALANCE SHEET DATA: (PERIOD END)
 Commercial real estate properties, before accumulated
  depreciation .............................................  $ 2,214,872    $ 1,743,223    $ 1,015,282    $    519,504
 Total assets ..............................................    2,724,235      1,854,816      1,113,257         543,758
 Mortgage notes payable ....................................      459,174        253,463        180,023         161,513
 Unsecured credit facility .................................      297,600        465,850        210,250         108,500
 Unsecured term loan .......................................       75,000         20,000             --              --
 Senior unsecured notes ....................................      449,313        150,000        150,000              --
 Market value of equity (2) ................................    1,726,845      1,332,882      1,141,592         653,606
 Total market capitalization including debt (2 and 3) ......    2,993,756      2,199,936      1,668,800         921,423
OTHER DATA:
 Funds from operations (basic) (4) .........................  $   130,820    $    97,697    $    69,548    $     41,133
 Funds from operations (diluted) (4) .......................  $   161,681    $    99,450    $    69,548    $     41,133
 Total square feet (at end of period) ......................       21,385         21,000         13,645           8,800
 Number of properties (at end of period) ...................          189            204            155             110

                                                             RECKSON ASSOCIATES
                                                                REALTY CORP.      RECKSON GROUP
                                                             ----------------- -------------------
                                                               FOR THE PERIOD
                                                              JUNE 3, 1995 TO     FOR THE PERIOD
                                                                DECEMBER 31,    JANUARY 1, 1995 TO
                                                                  1995 (1)       JUNE 2, 1995 (1)
                                                             ----------------- -------------------
OPERATING DATA:
 Revenues ..................................................   $     38,455          $ 20,889
 Total expenses ............................................         27,901            20,695
 Income (before preferred dividends and distributions,
  minority interests and extraordinary loss) ...............         10,554               194
 Preferred dividends and distributions .....................             --                --
 Minority interests ........................................          3,067                --
 Extraordinary loss (net of minority interests' share) .....         (4,234)               --
 Net income available to common shareholders ...............          3,253               194
 Net income available to Class B Common shareholders .......             --                --
PER SHARE DATA -- COMMON SHAREHOLDERS:
Basic:
 Income before extraordinary loss ..........................   $        .51                --
 Extraordinary loss ........................................           (.29)               --
 Net income ................................................            .22                --
 Weighted average shares outstanding .......................     14,678,000                --
Diluted:
 Income before extraordinary loss ..........................   $        .51                --
 Extraordinary loss ........................................           (.29)               --
 Diluted net income ........................................            .22                --
 Diluted weighted shares outstanding .......................     14,725,000                --
PER SHARE DATA -- CLASS B COMMON SHAREHOLDERS:
Basic:
 Income before extraordinary loss ..........................   $         --                --
 Extraordinary loss ........................................             --                --
 Net income ................................................             --                --
 Weighted average shares outstanding .......................             --                --
Diluted:
 Income before extraordinary loss ..........................   $         --                --
 Extraordinary loss ........................................             --                --
 Diluted net income ........................................             --                --
 Diluted weighted shares outstanding .......................             --                --
BALANCE SHEET DATA: (PERIOD END)
 Commercial real estate properties, before accumulated
  depreciation .............................................   $    290,712                --
 Total assets ..............................................        242,728                --
 Mortgage notes payable ....................................         98,126                --
 Unsecured credit facility .................................         40,000                --
 Unsecured term loan .......................................             --                --
 Senior unsecured notes ....................................             --                --
 Market value of equity (2) ................................        303,943                --
 Total market capitalization including debt (2 and 3) ......        426,798                --
OTHER DATA:
 Funds from operations (basic) (4) .........................   $     17,246                --
 Funds from operations (diluted) (4) .......................   $     17,246                --
 Total square feet (at end of period) ......................          5,430             4,529
 Number of properties (at end of period) ...................             81                72


(1) Represents certain financial information on a consolidated historical basis for Reckson Associates Realty Corp. and on a combined historical basis for the Reckson Group.

(2) Based on the sum of:

      (i) the market value of the Company's common stock and operating partnership units (assuming conversion) of 48,076,648, 47,800,049, 44,988,846, 31,119,364 and 20,690,448 at December 31, 1999, 1998,
             1997, 1996 and 1995, respectively (based on a per share/unit price of $20.50, $22.19, $25.38, $21.13 and $14.69 at December 31, 1999,
             1998, 1997, 1996 and 1995, respectively),

      (ii) the market value of the Company's Class B Common Stock of 10,283,763 shares at December 31,1999 (based on a per share price of $22.75),

      (iii) the liquidation preference value of 15,192,000 and 9,192,000 shares of the Company's preferred stock at December 31, 1999 and 1998, respectively (based on a per share value of $25.00),

      (iv) the liquidation preference value of 42,518 of the operating partnership's preferred units at December 31, 1999 and 1998 (based on a per unit value of $1,000) and

      (v) the contributed value of Metropolitan's preferred interest of $85 million at December 31, 1999

(3) Debt amount is net of minority partners' proportionate share plus the Company's share of unconsolidated joint venture debt.

(4) See "Management's Discussion and Analysis" for a discussion of funds from operations.

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

OVERVIEW AND BACKGROUND

     The Reckson Group, the predecessor to the Company, was engaged in the ownership, management, operation, leasing and development of commercial real estate properties, principally office and industrial buildings, and also owned certain undeveloped land located primarily on Long Island, New York. In June 1995, the Company completed an Initial Public Offering (the "IPO"), succeeded to the Reckson Group's real estate business and commenced operations.

     The Company is a self-administered and self managed real estate investment trust ("REIT") specializing in the acquisition, leasing, financing, management and development of office and industrial properties. The Company's growth strategy is focused on the real estate markets in and around the New York tri-state area (the "Tri-State Area").

     The Company owns all of the interests in its real estate properties through Reckson Operating Partnership, L.P. (the "Operating Partnership"). At December 31, 1999, the Company owned and operated 189 properties (the "Properties"), (including two joint venture properties) encompassing approximately 21.4 million square feet in the Tri-State Area. The Properties include 77 office properties (the "Office Properties") containing approximately 13.1 million square feet, 110 industrial properties (the "Industrial Properties") containing approximately 8.3 million square feet and two retail properties containing approximately 20,000 square feet. The Company also owns and operates a 357,000 square foot office property located in Orlando Florida. In addition, the Company owned approximately 346 acres of land in 16 separate parcels of which the Company can develop approximately 1.9 million square feet of office space and approximately 300,000 square feet of industrial space. The Company also has invested approximately $315.6 million in mortgage notes encumbering three Class A Office Properties encompassing approximately 1.6 million square feet, approximately 472 acres of land located in New Jersey and in a note receivable secured by a partnership interest in Omni Partners, L.P., owner of the Omni, a 575,000 square foot Class A Office Property located in Uniondale, New York.

     On January 6, 1998, the Company made its initial investment in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. In connection with the transaction the Morris Companies contributed 100% of their interests in certain industrial properties to Reckson Morris Operating Partnership, L. P. ("RMI") in exchange for operating partnership units in RMI.

     On August 9, 1999, the Company executed a contract for the sale, which will take place in three stages, of its interest in RMI which consisted of 28 properties, comprising approximately 6.1 million square feet and three other big box industrial properties to Keystone Property Trust ("KTR") (formerly American Real Estate Investment Corporation). In addition, the Company also entered into a sale agreement with the Matrix Development Group ("Matrix"), relating to a first mortgage note and certain industrial land holdings (the "Matrix Sale"). The combined total sale price is $310 million (approximately $42 million of which is payable to the Morris Companies and its affiliates) and consists of a combination of (i) cash, (ii) convertible preferred and common stock of KTR,
(iii) preferred units of KTR's  operating  partnership,  (iv) relief of debt and
(v) a purchase money mortgage note secured by certain land that is being sold to Matrix.

     During September 1999, the Matrix Sale and the first stage of the RMI closing occurred whereby the Company sold its interest in RMI to KTR for a combined sales price of approximately $164.7 million (net of minority partner's interest). The combined consideration consisted of approximately (i) $86.3 million in cash, (ii) $40 million of preferred stock of KTR, (iii) $1.5 million in common stock of KTR, (iv) approximately $26.7 million of debt relief and (v) approximately $10.2 million in purchase money mortgages. As a result, the Company incurred a gain of approximately $10.1 million which has been included in gain on sales of real estate on the Company's consolidated statements of income. Cash proceeds from the sales were used primarily to repay borrowings under the Credit Facility.

     The second and third stages of the RMI closing are scheduled to be completed in April 2000. The remaining stages consist of six industrial buildings  and are  being  sold for total  consideration  of  approximately  $98 million.

     In July 1998, the Company formed a joint venture, Metropolitan Partners LLC, a Delaware limited liability company ("Metropolitan"), with Crescent Real Estate Equities Company, a Texas real estate investment trust.

     On December 8, 1998, the Company, Metropolitan and Tower Realty Trust, Inc. ("Tower") executed a merger agreement and on May 24, 1999 Tower was merged (the "Merger") into Metropolitan, with Metropolitan surviving the Merger. Concurrently with the Merger, Tower Realty Operating Partnership, L.P. was merged with and into a subsidiary of Metropolitan. The consideration issued in the mergers was comprised of (i) 25% cash (approximately $107.2 million) and
(ii) 75% of shares of Class B Exchangeable Common Stock, par value $.01 per share, of the Company (the "Class B Common Stock") (valued for generally accepted accounting principles ("GAAP") purposes at approximately $304.1 million).

     The Tower portfolio acquired in the Merger consists of three Office Properties comprising approximately 1.6 million square feet located in New York City, one Office Property located on Long Island and certain office properties and other real estate assets located outside the Tri-State Area.

     Prior to the closing of the Merger, the Company arranged for the sale of four of Tower's Class B New York City properties, comprising approximately 701,000 square feet for approximately $84.5 million. Subsequent to the closing of the Merger, the Company has sold a real estate joint venture interest and all of the property located outside the Tri-State Area other than one office property located in Orlando, Florida for approximately $171.1 million. The combined consideration consisted of approximately $143.8 million in cash and approximately $27.3 million of debt relief. Net cash proceeds from the sales were used primarily to repay borrowings under the Company's unsecured credit facility. As a result of incurring certain sales and closing costs in connection with the sale of the assets located outside the Tri-State Area, the Company has incurred a loss of approximately $4.4 million which has been included in gain on sales of real estate on the Company's consolidated statements of income.

     During 1997, the Company formed Reckson Service Industries, Inc. currently D/B/A FrontLine Capital Group ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). On June 11, 1998, the Operating Partnership distributed its 95% common stock interest in FrontLine of approximately $3 million to its owners, including the Company which, in turn, distributed the common stock of FrontLine received from the Operating Partnership to its stockholders. Additionally, during June

1998, the Operating Partnership established a credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine's e-commerce and e-services operations and other general corporate purposes. As of December 31, 1999, the Company had advanced $79.5 million under the FrontLine Facility. In addition, the Operating Partnership has approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT-qualified investments or advances made to FrontLine under terms similar to the FrontLine Facility. As of December 31, 1999, approximately $67.2 million had been invested through the RSVP Commitment, of which $24.8 million represents RSVP-controlled joint venture REIT-qualified investments and $42.4 million represents advances to FrontLine under the RSVP Commitment.

     During November 1999, the Board of Directors of the Company approved an amendment to the FrontLine Facility and the RSVP Commitment to permit FrontLine to incur secured debt and to pay interest thereon. In consideration of the amendments, FrontLine has paid the Operating Partnership a fee of approximately $3.6 million in the form of shares of FrontLine common stock. Such fee is being amortized in income over an estimated nine month benefit period.

     FrontLine identifies, acquires interests in and develops a network of business to business e-commerce and e-services companies that service small to medium sized enterprises, independent professionals and entrepreneurs and the mobile workforce of larger companies. FrontLine serves as the managing member of RSVP. RSVP was formed to provide the Company with a research and development vehicle to invest in alternative real estate sectors. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus. RSVP's strategy is to identify and acquire interests in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as a platform for future growth.

     The Operating Partnership and FrontLine have entered into an intercompany agreement (the "Reckson Intercompany Agreement") to formalize their relationship and to limit conflicts of interest. Under the Reckson Intercompany Agreement, FrontLine granted the Operating Partnership a right of first opportunity to make any REIT -qualified investment that becomes available to FrontLine. In addition, if a REIT-qualified investment opportunity becomes available to an affiliate of FrontLine, including RSVP, the Reckson Intercompany Agreement requires such affiliate to allow the Operating Partnership to participate in such opportunity to the extent of FrontLine's interest.

     Under the Reckson Intercompany Agreement, the Operating Partnership granted FrontLine a right of first opportunity to provide commercial services to the Operating Partnership and its tenants. FrontLine will provide services to the Operating Partnership at rates and on terms as attractive as either the best available for comparable services in the market or those offered by FrontLine to third parties. In addition, the Operating Partnership will give FrontLine access to its tenants with respect to commercial services that may be provided to such tenants and, under the Reckson Intercompany Agreement, subject to certain conditions, the Operating Partnership granted FrontLine a right of first refusal to become the lessee of any real property acquired by the Operating Partnership if the Operating Partnership determines that, consistent with the Company's status as a REIT, it is required to enter into a "master" lease agreement.

     On August 27, 1998 the Company announced the formation of a joint venture with RSVP and the Dominion Group, an Oklahoma-based, privately-owned group of companies that focuses on the development, acquisition and ownership of government occupied office buildings and correctional facilities. The new venture, Dominion Properties LLC (the "Dominion Venture"), is owned by Dominion Venture Group LLC, and by a subsidiary of the Company. The Dominion Venture is primarily engaging in acquiring, developing and/or owning government-occupied office buildings and privately operated correctional facilities. Under the Dominion Venture's operating agreement, RSVP is to invest up to $100 million, some of which may be invested by the Company ( the "RSVP Capital"). The initial contribution of RSVP Capital was approximately $39 million of which approximately $10.1 million was invested by a subsidiary of the Company. The Company's investment was funded through the RSVP Commitment. In addition, the Company advanced approximately $2.9 million to FrontLine through the RSVP

Commitment for an investment in RSVP which was then invested on a joint venture basis with the Dominion Group in certain service business activities related to the real estate activities. As of December 31, 1999, the Company had invested approximately $17.6 million in the Dominion Venture which had investments in 13 government office buildings and three correctional facilities.

     In 1999 the Company invested approximately $7.2 million, through a subsidiary, in RAP Student Housing Properties, LLC ("RAP -- SHP"), a company that engages primarily in the acquisition and development of off-campus student housing projects. The Company's investment was funded through the RSVP Commitment. In addition, the Company has advanced approximately $3.2 million to FrontLine through the RSVP Commitment for an additional investment in RSVP which was invested in certain service business activities related to student housing. As of December 31, 1999, RAP -- SHP had investments in four off -- campus student housing projects.

     The market capitalization of the Company at December 31, 1999 was approximately $3 billion. The Company's market capitalization is based on the sum of (i) the market value of the Company's common stock and common units of limited partnership interest in the Operating Partnership ("OP Units") (assuming conversion) of $20.50 per share/unit (based on the closing price of the Company's common stock on December 31, 1999), (ii) the market value of the Company's Class B Common Stock of $22.75 per share (based on the closing price of the Company's Class B Common Stock on December 31, 1999), (iii) the liquidation preference value of the Company's Series A preferred and Series B preferred stock of $25 per share, (iv) the liquidation preference value of the Operating Partnership's preferred units, (v) the contributed value of Metropolitan's preferred interest of $85 million and (vi) the $1.3 billion (including its share of joint venture debt and net of minority partners' interests) of debt outstanding at December 31,1999. As a result, the Company's total debt to total market capitalization ratio at December 31, 1999 equaled approximately 42.3%.

RESULTS OF OPERATIONS

     The Company's total revenues increased by $136.8 million or 51.4% from 1998 to 1999 and $113 million or 73.7% from 1997 to 1998. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $116.7 million or 46.2% from 1998 to 1999 and $108.7 million or 75.6% from 1997 to 1998. The 1999 increase in Property Operating Revenues is substantially attributable to the Tower portfolio acquisition on May 24, 1999. The revenue generated from these assets generated approximately $47.5 million of revenue in 1999. Additionally, approximately $29.1 million of revenue was generated from the Company's acquisition of the first mortgage note secured by 919 Third Avenue. Property Operating Revenues were also positively effected by approximately $9.9 million from increases in occupancies and rental rates in our "same store" properties and approximately $27.2 million in additional revenue generated from properties acquired during 1998 and new development activity. The remaining balance of the increase in total revenues in 1999 is primarily attributable to the gain on sales of real estate of $10.1 million and approximately $8.7 million in other income related to interest earned on advances made to FrontLine through the FrontLine Facility and to RSVP through the RSVP Commitment. The 1998 increase in Property Operating Revenues is comprised of $2.1 million attributable to increases in rental rates and changes in occupancies and $106.6 million attributable to acquisitions of properties. The remaining balance of the increase in total revenues in 1998 is primarily attributable to increases in interest income on the Company's investments in mortgage notes and notes receivable and income related to the Company's interest in its service companies. The Company's base rent reflects the positive impact of the straight-line rent adjustment of $ 10.7 million in 1999, $7.7 million in 1998 and $4.5 million in 1997.

     Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $41.7 million or 49.5% from 1998 to 1999 and by $34.0 million or 67.5% from 1997 to 1998. These increases are primarily due to the acquisition of the properties included in the Tower portfolio acquisition on May 24, 1999 and the acquisition of the first mortgage note secured by 919 Third Avenue. Gross operating margins (defined as Property Operating Revenues less
Property Expenses, taken as a percentage of Property Operating Revenues) for 1999, 1998 and 1997 were 65.9%, 66.6% and 65.0%, respectively. The slight decrease in the gross operating margin percentage from 1998 to 1999 resulted from a larger proportionate share of gross operating margin derived from office properties, which has a lower gross margin percentage, in 1999 compared to 1998. The higher proportionate share of the gross operating margin attributable to the office properties was a result of the office properties acquired in the Tower portfolio acquisition and the disposition of net leased industrial properties in the "Big Box" industrial transaction. This shift in the composition of the portfolio was offset by increases in rental rates and operating efficiencies realized as a result of operating a larger portfolio of properties with concentration on properties in office and industrial parks or in its established sub-markets. The increase from 1997 to 1998 in the gross operating margin percentage resulted from increases realized in rental rates, the Company's ability to realize certain operating efficiencies as a result of operating a larger portfolio of properties with concentrations of properties in office and industrial parks or in its established sub-markets, a stable operating cost environment and the increased ownership of net leased properties.

     Marketing, general and administrative expenses were $24.3 million in 1999, $16.9 million in 1998 and $8.8 million in 1997. The increase in marketing, general and administrative expenses is due to the increased costs of opening and maintaining the Company's New York City division and the increase in corporate management and administrative costs associated with the growth of the Company. The Company's business strategy has been to expand further into the Tri-State Area suburban markets and the New York City market by applying its standards for high quality office and industrial space and premier tenant service to its New Jersey, Westchester, Southern Connecticut and New York City divisions. In doing this, the Company seeks to create a superior franchise value that it enjoys in its home base of Long Island. Over the past three years the Company has supported this effort by increasing the marketing programs in the other divisions and strengthening the resources and operating systems in these divisions. The cost of these efforts are reflected in both marketing, general and administrative expenses as well as the revenue growth of the Company. Marketing, general and administrative expense as a percentage of total revenues were 6.0% in 1999, 6.3% in 1998 and 5.7% in 1997.

     Interest expense was $74.3 million in 1999, $47.8 million in 1998 and $21.6 million in 1997. The increase of $26.5 million from 1998 to 1999 is attributable to (i)an increase in mortgage debt including approximately $232 million relating to the Tower portfolio acquisition (ii) the issuance of $300 million of senior unsecured notes in March 1999 and (iii) an increased average balance on the Company's credit facilities and term loan. The weighted average balance outstanding on the Company's credit facilities and term loan was $423.8 million for 1999, $377.9 million for 1998 and $103.2 million for 1997.

     Included in amortization expense is amortized financing costs of $3.4 million in 1999, $1.6 million in 1998 and $.8 million in 1997. The increase of $1.8 million from 1998 to 1999 is primarily attributable to the increased loan costs incurred in connection with the Company increasing its unsecured term loan in January 1999 to $75 million, the issuance of $300 million of senior unsecured notes in March 1999 and the Company's $130 million unsecured bridge facility obtained in connection with the Tower portfolio acquisition in May 1999. The increase of $.8 million from 1997 to 1998 is primarily attributable to loan costs incurred in connection with the Company's obtaining a $500 million unsecured credit facility and a $50 million unsecured term loan.

     Extraordinary losses, net of minority interest resulted in a $555,000 loss in 1999, a $1.7 million loss in 1998 and a $2.2 million loss in 1997. The extraordinary losses were all attributed to the write-offs of certain deferred loan costs incurred in connection with the Company's restructuring of its unsecured bridge and credit facilities and term loans.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows

     Net cash provided by operating activities totaled $154.6 million in 1999, $117.5 million in 1998 and $75.8 million in 1997. Increases for each year were primarily attributable to the growth in cash flow provided by the acquisition of properties and to a lesser extent from interest income from mortgage notes and notes receivable.

     Net cash used in investing activities totaled $392.9 million in 1999, $612.6 million in 1998 and $549.3 million in 1997. Cash used in investing activities related primarily to investments in real estate properties including development costs and investments in mortgage notes and notes receivable. In addition, during 1998, the Company purchased $40 million of preferred stock of Tower Realty Trust, Inc. in connection with the Tower portfolio acquisition.

     Net cash provided by financing activities totaled $257.4 million in 1999, $475.6 million in 1998 and $482.7 million in 1997. Cash provided by financing activities during 1999, 1998 and 1997 was primarily attributable to proceeds from the issuances of preferred stock, common stock, senior unsecured notes and advances under the Company's credit facilities and term loan. Additionally, during 1999, approximately $126 million in proceeds from secured borrowings was provided by financing activities.

Investing Activities

     On May 24, 1999, the Tower portfolio acquisition was completed with the Company obtaining title to all of Tower's real estate assets. Simultaneously with the closing of the Tower acquisition the Company arranged for the sale of four of Tower's Class B New York City office properties. In addition, the
Company sold, with the exception of one Class A, 357,000 square foot office building located in Orlando, Florida, all of the assets located outside of the Tri-State Area. In addition to the aforementioned property in Orlando, Florida, the Company's remaining assets from the Tower acquisition include three Class A New York City office properties encompassing approximately 1.6 million square feet and one Class A office property on Long Island encompassing approximately 101,000 square feet.

     On June 15, 1999, the Company acquired the first mortgage note secured by 919 Third Avenue, a 47 story, 1.4 million square foot Class A office property located in New York City. The first mortgage note entitles the Company to all the net cash flow of the property and to substantial rights regarding the operations of the property.

     On January 13, 2000, the Company acquired 1350 Avenue of the Americas, a 540,000 square foot, 35 story, Class A office property, located in New York City, for a purchase price of approximately $126.5 million. This acquisition was financed through a $70 million secured debt financing and a draw under the Company's unsecured credit facility.

     In June 1998, the Company established the FrontLine Facility in the amount of $100 million for FrontLine's e-commerce and e-services operations and for other general corporate purposes. As of December 31, 1999, approximately $79.5 million had been advanced to FrontLine under this facility. In addition, the Company approved the commitment to fund investments of up to $100 million with or in RSVP. As of December 31, 1999, the Company has invested approximately $67.2 million under this commitment, of which $24.8 million represents RSVP -- controlled joint venture REIT -- qualified investments and $42.4 million represents advances to FrontLine under the RSVP Commitment.

Financing Activities

     During 1999, the Company paid cash dividends on its common stock of approximately $1.42 per share and approximately $.98 per share (representing the period from May 24, 1999 through October 31, 1999) on its Class B Common Stock.

     On March 26, 1999, the Operating Partnership issued $100 million of 7.4% senior unsecured notes due March 15, 2004 and $200 million of 7.75% senior unsecured notes due March 15, 2009. Net proceeds of approximately $297.4 million were used to repay outstanding borrowings under the Company's unsecured credit facility.

     On May 24, 1999, in conjunction with the Tower portfolio acquisition, the Company issued 11,694,567 shares of Class B Common Stock which were valued for purposes under GAAP at $26 per share for total consideration of approximately $304.1 million. The shares of Class B Common Stock are entitled to receive an initial annual dividend of $2.24 per share, which dividend is subject to adjustment annually commencing on July 1, 2000. The shares of Class B Common Stock are exchangeable at any time, at the option of the holder, into an equal number of shares of common stock, par value $.01 per share, of the Company subject to customary antidilution adjustments. The Company, at its option, may redeem any or all of the Class B Common Stock in exchange for an equal number of shares of the Company's common stock at any time following the four year, six-month anniversary of the issuance of the Class B Common Stock.

     The Board of Directors of the Company has authorized the purchase of up to three million shares of the Company's Class B Common Stock and has also authorized the purchase of up to an additional three million shares of the Company's Class B Common Stock and/or its common stock. The buy-back program will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. As of December 31, 1999, the Company purchased and retired 1,410,804 shares of Class B Common Stock for approximately $30.3 million.

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

     As of December 31, 1999 the Company had a three year $500 million unsecured revolving credit facility (the "Credit Facility") with Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the Credit Facility bank group. Interest rates on borrowings under the Credit Facility are priced off of LIBOR plus a sliding scale ranging from 65 basis points to 90 basis points based on the Company's investment grade rating on its senior unsecured debt. On March 16, 1999, the Company received its investment grade rating on its senior unsecured debt. As a result, the pricing under the Credit Facility was adjusted to LIBOR plus 90 basis points.

     The  Company  utilizes  the  Credit  Facility   primarily  to  finance  the
acquisitions of properties and other real estate investments, fund its development activities and for working capital purposes. At December 31, 1999, the Company had availability under the Credit Facility to borrow an additional $150.1 million (net of $52.3 million of outstanding undrawn letters of credit).

     As of December 31, 1999, the Company had outstanding an 18 month, $75 million unsecured term loan (the "Term Loan") from Chase Manhattan Bank. Interest rates on borrowings under the Term Loan are priced off of LIBOR plus 150 basis points. The Term Loan replaced the Company's previous term loan which matured on December 17, 1999.

     On May 24, 1999, in conjunction with the Tower portfolio acquisition, the Company obtained a $130 million unsecured bridge facility (The "Bridge Facility") from UBS AG. Interest rates on borrowings under the Bridge Facility were priced off of LIBOR plus approximately 214 basis points. On July 23, 1999, the Bridge Facility was repaid through a long term fixed rate secured borrowing and an advance under the Credit Facility. As a result, certain deferred loan costs incurred in connection with the Bridge Facility were written off. Such amount is reflected as an extraordinary loss in the Company's consolidated statements of income. The new mortgage note, in the amount of $125 million, is secured by two office properties with an aggregate carrying value of approximately $261 million, is for a term of ten years and bears interest at the rate of 7.73% per annum.

Capitalization

     The Company's indebtedness at December 31, 1999 totaled $1.3 billion (including its share of joint venture debt and net of minority partners' interests) and was comprised of $297.6 million outstanding under the Credit Facility, $75 million outstanding under the Term Loan, approximately $449.3 million of senior unsecured notes and approximately $445 million of mortgage indebtedness with a weighted average interest rate of approximately 7.6% and a weighted average maturity of approximately 12.1 years. Based on the Company's total market capitalization of approximately $3 billion at December 31, 1999 (calculated based on the market value of the Company's common stock and OP Units, assuming conversion , the market value of the Company's Class B Common Stock, the liquidation preference value of the Company's preferred stock, the liquidation preference value of the Operating Partnership's preferred units, the contributed value of Metropolitan's preferred interest of $85 million and the $1.3 billion of debt), the Company's debt represented approximately 42.3% of its total market capitalization.

     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures of the Company. In addition, the Company's investments in mortgage notes, RSVP and advances under the FrontLine Facility are expected to produce cash flows. The Company expects to meet its short term liquidity requirements generally through its net cash provided by operating activities along with the Credit Facility and Term Loan previously discussed. The Company expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt securities and additional equity securities of the Company. The Company also expects certain strategic dispositions of assets or interests in assets to generate cash flows. The Company will refinance existing mortgage indebtedness or indebtedness under the Credit Facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Company anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and debt and equity offerings, will be adequate to meet the capital and liquidity requirements of the Company in both the short and long-term.

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

IMPACT OF YEAR 2000

     During 1999, the Company discussed the nature and progress of its plans to become Year 2000 ready. In that regard, the Company has completed its assessment, remediation and testing of its systems in order for those systems to function properly with respect to dates occurring in the Year 2000 and thereafter. As a result of those efforts, the Company experienced no significant disruptions in connection with its building management, mechanical and computer systems and believes that those systems successfully responded to the Year 2000 date change. The Company has expended approximately one million dollars with upgrading, replacing or remediating its systems and is not aware of any material problems resulting from Year 2000 issues. Further, the Company will continue to monitor its critical building management, mechanical and computer systems throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

FUNDS FROM OPERATIONS

     Management believes that funds from operations ("FFO") is an appropriate measure of performance of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income or loss, excluding gains or losses from debt restructurings and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. (See Selected Financial
Data). In March 1995, NAREIT issued a "White Paper" analysis to address certain interpretive issues under its definition of FFO. The White Paper provides that amortization of deferred financing costs and depreciation of non-rental real estate assets are no longer to be added back to net income to arrive at FFO. In October 1999, NAREIT revised the definition of FFO to include gains and losses from sales of properties and non-recurring events. This revised definition is effective for all periods beginning on or after January 1, 2000.

     Since all companies and analysts do not calculate FFO in a similar fashion, the Company's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

     The following table presents the Company's FFO calculation for the years ended December 31, (in thousands):


                                                                                 1999         1998         1997
                                                                              ----------   ----------   ----------
Income before preferred dividends and distributions, limited partners'
 interest in the operating partnership and extraordinary loss .............    $ 97,240     $61,718      $44,683
Less:
 Preferred dividends and distributions ....................................      27,001      14,244           --
 Extraordinary loss, net of limited partners' interest in the operating
   partnership of $74, $323 and $578, respectively ........................         555       1,670        2,230
 Limited Partners' minority interest in the operating partnership .........       9,407       7,909        7,817
                                                                               --------     -------      -------
Net Income available to common shareholders ...............................      60,277      37,895       34,636
Adjustments for Funds From Operations
Add:
 Limited Partners' minority interest in the operating partnership .........       9,407       7,909        7,817
 Real estate depreciation and amortization                                       72,124      51,424       26,834
 Minority interests' in consolidated partnerships .........................       6,802       2,763          807
 Extraordinary loss, net of limited partners' interest in the operating
   partnership of $74, $323 and $578, respectively ........................         555       1,670        2,230
Less:
 Gain on sales of real estate .............................................      10,052          --          672
 Amount distributed to minority partners in consolidated partnerships .....       8,293       3,964        2,104
                                                                               --------     -------      -------
Basic Funds From Operations ...............................................     130,820      97,697       69,548
Add:
 Dilutive preferred dividends and distributions ...........................      30,861       1,753           --
                                                                               --------     -------      -------
Diluted Fund From Operations ..............................................    $161,681     $99,450      $69,548
                                                                               ========     =======      =======
Weighted Average Shares/Units outstanding (1) .............................      54,719      47,201       39,743
                                                                               ========     =======      =======
Diluted Weighted Average Shares/Units outstanding (1) .....................      70,013      48,651       40,276
                                                                               ========     =======      =======

----------
(1) Assumes   conversion   of   limited   partnership  units  of  the  Operating
    Partnership.

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

     The following table sets forth the Company's long term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated fair market value ("FMV") at December 31, 1999 (dollars in thousands):


                                       FOR THE YEAR ENDED DECEMBER 31,
                       ---------------------------------------------------------------
                           2000         2001         2002         2003        2004      THEREAFTER    TOTAL (1)       FMV
                       ------------ ------------ ------------ ----------- ------------ ------------ ------------- -----------
Long term debt:
 Fixed rate ..........   $ 35,145     $ 22,751     $ 16,499     $ 8,350     $ 11,769    $ 814,660     $ 909,174    $909,174
 Weighted average
   interest rate .....       7.37%        7.58%        7.79%       7.77%        7.73%        7.53%         7.53%         --
 Variable rate .......   $     --     $372,600     $     --     $    --     $     --    $      --     $ 372,600    $372,600
 Weighted average
   interest rate .....         --         7.27%          --          --           --           --          7.27%         --


(1) Includes unamortized issuance discounts of $687,000 on the 5 and 10 year senior unsecured notes issued on March 26, 1999 which are due at maturity.

     In addition, the Company has assessed the market risk for its variable rate debt, which is based upon LIBOR, and believes that a one percent increase in the LIBOR rate would have an approximate $3.7 million annual increase in interest expense based on approximately $372.6 million outstanding at December 31, 1999.

     The following table sets forth the Company's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at December 31, 1999 (dollars in thousands):


                                        FOR THE YEAR ENDED DECEMBER 31,
                           ---------------------------------------------------------
                                2000        2001        2002      2003      2004      THEREAFTER    TOTAL (2)      F M V
                           ------------- ---------- ------------ ------ ------------ ------------ ------------- -----------
Mortgage notes and notes receivable:
 Fixed rate ..............   $ 282,857    $    15     $ 11,306    $--     $ 36,500     $ 16,990     $ 347,668    $347,668
 Weighted average
   interest rate .........        9.42%      9.00%       10.35%    --        10.23%       11.65%         9.64%         --


(2) Excludes mortgage note receivable acquisition costs and interest receivables aggregating approximately $4.8 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in the section captioned "Proposal I: Election of Directors" of the Company's definitive proxy statement for the 2000 annual meeting of stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained in the section captioned "Executive Compensation" of the Company's definitive proxy statement for the 2000 annual meeting of stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The  information   contained  in  the  section  captioned   "Principal  and
Management Stockholders" of the Company's definitive proxy statement for the 2000 annual meeting of stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the section captioned "Certain Relationships and Related Transactions" of the Company's definitive proxy statement for the 2000 annual meeting of the stockholders is incorporated herein by reference.

                                      III-1

                                     PART IV

ITEM 14. FINANCIAL STATEMENTS AND SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

     (a)(1 and 2) Financial Statements and Schedules

     The following consolidated financial information is included as a separate section of this annual report on Form 10-K:


                                                                                      PAGE

                                                                                     ------
   RECKSON ASSOCIATES REALTY CORP.
   Report of Independent Auditors ................................................   IV-5
   Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998 .....   IV-6
   Consolidated Statements of Income for the years ended December 31, 1999, 1998
     and 1997 ....................................................................   IV-7
   Consolidated Statement of Stockholders' Equity for the years ended December 31,
     1999, 1998 and 1997 .........................................................   IV-8
   Consolidated Statements of Cash Flows for the years ended December 31, 1999,
     1998 and 1997 ...............................................................   IV-9
   Notes to Financial Statements .................................................   IV-10
   Schedule III - Real Estate and Accumulated Depreciation .......................   IV-30


     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(3) Exhibits


 EXHIBIT     FILING
  NUMBER   REFERENCE                                   DESCRIPTION
--------- ----------                                   -----------
3.1           a      Amended and Restated Articles of Incorporation
3.1           a      Amended and Restated Articles of Incorporation
3.2                  Amended and Restated By-Laws of Registrant
3.3           h      Articles Supplementary of the Registrant Establishing and Fixing the Rights and  Preferences  of  a  Series  of
                     Shares of Preferred Stock filed with the Maryland State Department of Assessments and Taxation on April 9, 1998
3.4                  Articles Supplementary of the Registrant Establishing and Fixing the  Rights  and  Preferences  of  a  Class of
                     Shares of Common Stock filed with the Maryland State Department of Assessments and Taxation on May 24, 1999.
3.5           k      Articles Supplementary of the Registrant Establishing and Fixing the Rights and  Preferences  of  a  Series  of
                     Shares of Preferred Stock filed with the Maryland State Department of Assessments  and Taxation on May 28, 1999
3.6                  Articles of Amendment of the Registrant filed with the Maryland State Department of Assessments and Taxation on
                     January 4, 2000.
3.7                  Articles Supplementary of the Registrant filed with the Maryland State Department of Assessments  and  Taxation
                     on January 11, 2000.
4.1           b      Specimen Share Certificate of Common Stock
4.2           h      Specimen Share Certificate of Series A Preferred Stock
4.3           j      Form of 7.40% Notes due 2004 of Reckson Operating Partnership, L.P.
4.4           j      Form of 7.75% Notes due 2009 of Reckson Operating Partnership, L.P.
4.5           j      Indenture, dated March 26, 1999, among Reckson Operating Partnership, L.P., the Company, and The  Bank  of  New
                     York, as trustee
10.1          a      Amended and Restated Agreement of Limited Partnership of Reckson Operating Partnership, L.P.
10.2          h      Supplement to the Amended and Restated Agreement of Limited Partnership of Reckson Operating Partnership,  L.P.
10.3          h      Establishing Series A Preferred Units of Limited Partnership Interest Supplement to the  Amended  and  Restated
                     Agreement of Limited Partnership of Reckson Operating Partnership, L.P. Establishing Series B  Preferred  Units
                     of Limited Partnership Interest
10.4                 Supplement to the Amended and Restated  Agreement  of  Limited  Partnership  of Reckson Operating  Partnership,
                     L.P. Establishing Series C Preferred Units of Limited Partnership Interest
10.5          h      Supplement to the Amended and Restated Agreement of Limited Partnership of Reckson Operating Partnership,  L.P.
                     Establishing Series D Preferred Units of Limited Partnership Interest
10.6                 Supplement  to  the  Amended and Restated Agreement of Limited Partnership of  Reckson  Operating  Partnership,
                     L.P. Establishing Series B Common Units of Limited Partnership Interest
10.7                 Supplement to the Amended and Restated Agreement of Limited Partnership of Reckson Operating Partnership,  L.P.
                     Establishing Series E Preferred Partnership Units of Limited Partnership Interest
10.8          f      Third Amended and Restated Agreement of Limited Partnership of Omni Partners, L.P.
10.9          i      Amendment and Restatement of Employment and Non-Competition Agreement between Registrant and Donald Rechler
10.10         i      Amendment and Restatement of Employment and Non-Competition Agreement between Registrant and Scott Rechler
10.11         i      Amendment and Restatement of Employment and Non-Competition Agreement between Registrant and Mitchell Rechler
10.12         i      Amendment and Restatement of Employment and Non-Competition Agreement between Registrant and Gregg Rechler
10.13         i      Amendment and Restatement of Employment and Non-Competition Agreement between Registrant and Roger Rechler
10.14         i      Amendment and Restatement of Employment and Non-Competition Agreement between Registrant and J. Michael Maturo
10.15         a      Purchase Option Agreements relating to the Reckson Option Properties
10.16         a      Purchase Option Agreements relating to the Other Option Properties
10.17         c      Amended 1995 Stock Option Plan
10.18         c      1996 Employee Stock Option Plan
10.19         b      Ground Leases for certain of the properties
10.20         i      Third Amended and Restated Agreement of Limited Partnership of Reckson FS Limited Partnership
10.21         a      Indemnity Agreement relating to 100 Oser Avenue
10.22         f      Amended and Restated 1997 Stock Option Plan
10.23         f      1998 Stock Option Plan
10.24         f      Note Purchase Agreement for the Senior Unsecured Notes
10.25         i      Amended and Restated Severance Agreement between Registrant and Donald Rechler
10.26         i      Amended and Restated Severance Agreement between Registrant and Scott Rechler
10.27         i      Amended and Restated Severance Agreement between Registrant and Mitchell Rechler
10.28         i      Amended and Restated Severance Agreement between Registrant and Gregg Rechler
10.29         i      Amended and Restated Severance Agreement between Registrant and Roger Rechler
10.30         i      Amended and Restated Severance Agreement between Registrant and J. Michael Maturo
10.31         d      $500 million Credit Agreement dated July 23, 1998 among Reckson Operating Partnership,  L.P. and Reckson Morris
                     Operating Partnership, L.P. and the Chase Manhattan Bank, UBS AG and PNC Bank and other lenders party thereto
10.32         g      Agreement and Plan of Merger by and among Tower Realty Trust, Inc., Reckson Associates Realty  Corp.,   Reckson
                     Operating Partnership, L.P. and Metropolitan Partners LLC, dated December 8, 1998
10.33         g      Stock Purchase Agreement by and between Tower Realty Trust, Inc. and Metropolitan Partners LLC,  dated December
                     8, 1998
10.34         g      Amended and Restated Operating Agreement of Metropolitan Partners LLC, dated December 8, 1998


 EXHIBIT     FILING
  NUMBER   REFERENCE                                   DESCRIPTION
--------- ----------                                   -----------

10.35         i      Intercompany Agreement by and between Reckson Operating Partnership, L.P. and Reckson Service Industries, Inc.,
                     dated May 13, 1998
10.36                Amended and Restated Credit Agreement dated as of August 4, 1999 between Reckson Service Industries,  Inc.,  as borrower and Reckson Operating Partnership, L.P., as Lender relating to Reckson Strategic Venture Partners, LLC
                     ("RSVP Credit Agreement")
10.37                Amended and Restated Credit Agreement dated as of August 4, 1999 between Reckson Service Industries,  Inc.,  as borrower and Reckson Operating Partnership, L.P., as Lender relating  to  the  operations  of  Reckson  Service
                     Industries, Inc. ("RSI Credit Agreement")
10.38                Letter Agreement, dated November 30, 1999, amending the RSVP Credit Agreement and the RSI Credit Agreement
10.39         j      Terms Agreement, dated March 23, 1999, between Reckson Operating Partnership, L.P. and  Goldman, Sachs  &  Co.,
                     on behalf of itself and the other named underwriters
10.40         k      $130 million Credit Agreement dated as of May 24, 1999 among Metropolitan Operating Partnership, L.P.,  Warburg
                     Dillon Read and UBS AG, Stamford Branch
10.41         k      Guaranty Agreement dated as of May 24, 1999 among Metropolitan Operating Partnership, L.P., Warburg Dillon Read
                     and UBS AG, Stamford Branch
10.42         k      Purchase Agreement dated as of May 27, 1999 among Stichting Pensioenfonds ABP, The Travelers Insurance Company,
                     The Travelers Life and Annuity Company, The Standard Fire Insurance  Company,  Travelers  Casualty  and  Surety
                     Company, Reckson Associates Realty Corp. and Reckson Operating Partnership, L.P. relating to 6,000,000 shares of Series B Convertible Cumulative Preferred Stock
10.43         k      Registration Rights Agreement among Stichting Pensioenfonds ABP, The Travelers Insurance Company, The Travelers
                     Life and Annuity Company, The Standard Fire Insurance Company,  Travelers  Casualty  and  Surety   Company  and
                     Reckson Associates Realty Corp. relating to 6,000,000 shares of Series B Convertible Cumulative Preferred Stock
10.44         l      Consolidated, Amended and Restated Fee and Leasehold Mortgage Note relating to 919 Third Avenue
10.45         o      Agreement of Purchase and Sale, between NBBRE 919  Third  Avenue  Associates,  L.P.,  as  Seller,  and  Reckson
                     Operating Partnership, L.P., as Purchaser
10.46         l      Side Letter to Agreement of Purchase and Sale, between NBBRE 919 Third Avenue Associates, L.P., as Seller,  and
                     Reckson Operating Partnership, L.P., as Purchaser
10.47         m      Contribution and Exchange Agreement by and between Reckson Morris Industrial Trust, Reckson  Morris  Industrial
                     Interim GP, LLC, Reckson Operating Partnership, L.P., Robert Morris, Joseph D. Morris, Ronald Schram,  Mark  M.
                     Bava, The Drew Morris Trust, The Justin Morris Trust, The Keith Morris Trust, Joseph D. Morris Family   Limited
                     Partnership and Robert Morris Family Limited Partnership, and American Real Estate Investment L.P. and American
                     Real Estate Corporation
10.48         n      Agreement of Purchase and Sale by and among Black Canyon Loop Company LLC, Metropolitan Operating  Partnership,
                     L.P. and Safeway Inc.
10.49         n      Purchase and Sale Agreement by and between Corporate Center Associates  Limited  Partnership  and  Transwestern
                     Investment Company, L.L.C.
10.50         n      Purchase  and  Sale  Agreement  by  and between East Broadway 5151 Limited Partnership, Metropolitan  Operating
                     Partnership, L.P., 5750 Associates Limited Partnership, Maitland Associates, Ltd. and Maitland West  Associates
                     Limited Partnership and Praedium Performance Fund IV, L.P.
10.51         n      Purchase and Sale Agreement by and between Metropolitan Operating Partnership, L.P. and HUB Properties Trust
10.52         o      Contract and Sale Agreement between 54-55 Street Company and Reckson Operating Partnership, L.P.
10.53         p      1999 $75 million Second Amended and Restated Credit Facility Agreement dated as of December 17, 1999
10.54         p      1999 Second Amended and Restated Guaranty Agreement dated as of December 17, 1999
12.1                 Statement of Ratios of Earnings to Fixed Charges
21.1                 Statement of Subsidiaries
23.0                 Consent of Independent Auditors
24.1                 Power of Attorney (included in Part IV of the Form 10-K)
27.0                 Financial Data Schedule



--------
(a) Previously filed as an exhibit to Registration Statement Form S-11 (No. 333-1280) and incorporated herein by reference.

(b) Previously filed as an exhibit to Registration Statement Form S-11 (No. 33-84324) and incorporated herein by reference.

(c) Previously filed as an exhibit to the Company's Form 8-K report filed with the SEC on November 25, 1996 and incorporated herein by reference.

(d) Previously filed as an exhibit to the Company's Form 8-K report filed with the SEC on August 14, 1998 and incorporated herein by reference.

(e) Previously filed as an exhibit to the Company's Form 8-K report filed with the SEC on February 5, 1999 and incorporated herein by reference.

(f) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 26, 1998 and incorporated herein by reference.

(g) Previously filed as an exhibit to the Company's Form 8-K report filed with the SEC on December 22, 1998 and incorporated herein by reference.

(h) Previously filed as an exhibit to the Company's Form 8-K report filed with the SEC on March 1, 1999 and incorporated herein by reference.

(i) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 16, 1999 and incorporated herein by reference.

(j) Previously filed as an exhibit to the Company's Form 8-K filed with SEC on March 26, 1999 and incorporated herein by reference.

(k) Previously filed as an exhibit to the Company's Form 8-K filed with SEC on June 7, 1999 and incorporated herein by reference.

(l) Previously filed as an exhibit to the Company's Form 8-K filed with SEC on June 25, 1999 and incorporated herein by reference.

(m) Previously filed as an exhibit to the Company's Form 8-K filed with SEC on August 25, 1999 and incorporated herein by reference.

(n) Previously filed as an exhibit to the Company's Form 8-K filed with SEC on October 25, 1999 and incorporated herein by reference.

(o) Previously filed as an exhibit to the Company's Form 8-K filed with SEC on January 14, 2000 and incorporated herein by reference.

(p) Previously filed as an exhibit to the Company's Form 8-K filed with SEC on February 8, 2000 and incorporated herein by reference.





(b) REPORTS ON FORM 8-K

On October 25, 1999, the Company filed reports on Form 8-K relating to:

(i) The completion of the first stage of the RMI closing and the sale of certain industrial properties to Matrix,

(ii) the Company's Board of Directors authorizing the repurchase of up to three million shares of Class B Common Stock,

(iii) the Company's sale and disposition of the Tower assets located outside the Tri-State Area other than one Class A office property located in Orlando, Florida and

(iv) the Operating Partnership entering into a contract to acquire 1350 Avenue of the Americas, a 540,000 square foot, 35 story, Class A office property located in New York City for a purchase price of approximately $126.5 million.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2000.

                                 RECKSON ASSOCIATES REALTY CORP.

                                 By:   /s/ Donald J. Rechler
                                 ------------------------------
                                     (Donald J. Rechler)
                                   Chairman of the Board, and
                                   Co-Chief Executive Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2000.


            NAME                            TITLE                          NAME                   TITLE
---------------------------   --------------------------------   ------------------------       ---------
   /s/ Donald J. Rechler      Chairman of the Board,              /s/ Leonard Feinstein         Director
  -----------------------      Co-Chief Executive Officer         ------------------------
  (Donald J. Rechler)          and Director (principal            (Leonard Feinstein)
                               executive officer)

   /s/ Scott Rechler          President                           /s/ John V.N. Klein          Director
  -----------------------      Co-Chief Executive Officer        -------------------------
  (Scott Rechler)              and Director                      (John V.N. Klein)

   /s/ Roger M. Rechler       Vice Chairman of the Board,         /s/ Conrad Stephenson        Director
  -----------------------      Executive Vice President          -------------------------
  (Roger M. Rechler)           and Director                      (Conrad Stephenson)

   /s/ Michael Maturo         Executive Vice President,           /s/ Herve A. Kevenides       Director
  -----------------------      Treasurer and Chief               -------------------------
  (Michael Maturo)             Financial Officer (principal      (Herve A. Kevenides)
                               financial officer and
                               principal accounting officer)

   /s/ Mitchell D. Rechler    Executive Vice President, Co -      /s/ Lewis S. Ranieri         Director
  ------------------------     Chief Operating Officer           -------------------------
  (Mitchell D. Rechler)        and Director                      (Lewis S. Ranieri)

   /s/ Harvey R. Blau         Director
  ------------------------
  (Harvey R. Blau)


                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

Reckson Associates Realty Corp.

We have audited the accompanying consolidated balance sheets of Reckson Associates Realty Corp. as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. We have also audited the financial statement schedule listed in the index at item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reckson Associates Realty Corp. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        ERNST & YOUNG LLP

New York, New York
February 15, 2000

                        RECKSON ASSOCIATES REALTY CORP.
                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                        DECEMBER 31,
                                                                                -----------------------------
                                                                                     1999            1998
                                                                                -------------   -------------
ASSETS

Commercial real estate properties, at cost: (Notes 2, 3, 5, 6 and 8)
Land ........................................................................    $  276,204      $  212,540
Buildings and improvements ..................................................     1,802,611       1,372,549
Developments in progress:
Land ........................................................................        60,894          69,143
Development costs ...........................................................        68,690          82,901
Furniture, fixtures and equipment ...........................................         6,473           6,090
                                                                                 ----------      ----------
                                                                                  2,214,872       1,743,223
    Less accumulated depreciation ...........................................      (218,385)       (159,049)
                                                                                 ----------      ----------
                                                                                  1,996,487       1,584,174
Investments in real estate joint ventures (Note 8) ..........................        31,531          15,104
Investment in mortgage notes and notes receivable (Note 6) ..................       352,466          99,268
Cash and cash equivalents (Note 12) .........................................        21,368           2,349
Tenant receivables ..........................................................         5,117           5,159
Investments in and advances to affiliates (Note 8) ..........................       178,695          53,329
Deferred rents receivable ...................................................        22,489          22,526
Prepaid expenses and other assets (Note 6) ..................................        66,977          46,372
Contract and land deposits and pre-acquisition costs ........................         9,585           2,253
Deferred lease and loan costs, less accumulated amortization of $24,484
 and $18,170, respectively ..................................................        39,520          24,282
                                                                                 ----------      ----------
Total Assets ................................................................    $2,724,235      $1,854,816
                                                                                 ==========      ==========
LIABILITIES
Mortgage notes payable (Note 2) .............................................    $  459,174      $  253,463
Unsecured credit facility (Note 3) ..........................................       297,600         465,850
Unsecured term loan (Note 3) ................................................        75,000          20,000
Senior unsecured notes (Note 4) .............................................       449,313         150,000
Accrued expenses and other liabilities (Note 5) .............................        72,436          50,960
Dividends and distributions payable .........................................        27,166          19,663
                                                                                 ----------      ----------
Total Liabilities ...........................................................     1,380,689         959,936
                                                                                 ----------      ----------
Minority interests' in consolidated partnerships ............................        93,086          52,173
Preferred unit interest in the operating partnership (Note 6) ...............        42,518          42,518
Limited Partners' minority interest in the operating partnership ............        90,986          94,125
                                                                                 ----------      ----------
                                                                                    226,590         188,816
                                                                                 ----------      ----------
Commitments and other comments (Notes 9, 10 and 13) .........................            --              --

STOCKHOLDERS' EQUITY (Note 7)
Preferred Stock, $.01 par value, 25,000,000 shares authorized
 Series A preferred stock, 9,192,000 shares issued and outstanding ..........            92              92
 Series B preferred stock, 6,000,000 and 0 shares issued and outstanding,
   respectively .............................................................            60              --
Common Stock, $.01 par value, 100,000,000 shares authorized
 Common stock, 40,375,506 and 40,035,419 shares issued and
   outstanding, respectively ................................................           401             400
 Class B Common Stock, 10,283,763 and 0 shares issued and outstanding,
   respectively .............................................................           103              --
Additional paid in capital ..................................................     1,116,300         705,572
                                                                                 ----------      ----------
Total Stockholders' Equity ..................................................     1,116,956         706,064
                                                                                 ----------      ----------
Total Liabilities and Stockholders' Equity ..................................    $2,724,235      $1,854,816
                                                                                 ==========      ==========

               (see accompanying notes to financial statements)

                        RECKSON ASSOCIATES REALTY CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                              ------------------------------------------------
                                                                                   1999             1998             1997
                                                                              --------------   --------------   --------------
REVENUES (Note 10):
Base rents ................................................................    $   324,146      $   224,703      $   128,778
Tenant escalations and reimbursements .....................................         44,989           27,744           14,981
Equity in earnings of service companies and real estate joint ventures               2,148            1,836              514
Interest income on mortgage notes and notes receivable ....................          7,944            7,739            5,437
Gain on sales of real estate (Note 6) .....................................         10,052               --              672
Investment and other income ...............................................         13,874            4,351            3,013
                                                                               -----------      -----------      -----------
Total Revenues ............................................................        403,153          266,373          153,395
                                                                               -----------      -----------      -----------
EXPENSES:
Property operating expenses ...............................................        125,994           84,280           50,316
Marketing, general and administrative .....................................         24,293           16,860            8,767
Interest ..................................................................         74,320           47,795           21,585
Depreciation and amortization .............................................         74,504           52,957           27,237
                                                                               -----------      -----------      -----------
Total Expenses ............................................................        299,111          201,892          107,905
                                                                               -----------      -----------      -----------
Income before preferred dividends and distributions, minority
 interests and extraordinary loss .........................................        104,042           64,481           45,490
Minority partners' interests in consolidated partnerships .................         (6,802)          (2,763)            (807)
Distributions to preferred unit holders ...................................         (2,641)          (1,753)              --
Limited partners' minority interest in the operating partnership ..........         (9,407)          (7,909)          (7,817)
                                                                               -----------      -----------      -----------
Income before extraordinary loss and dividends to preferred
 shareholders .............................................................         85,192           52,056           36,866
Extraordinary loss on extinguishment of debts, net of limited partners'
 minority interest share of $74, $323 and $578, respectively (Note 3)                 (555)          (1,670)          (2,230)
Dividends to preferred shareholders .......................................        (24,360)         (12,491)              --
                                                                               -----------      -----------      -----------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS ...............................    $    60,277      $    37,895      $    34,636
                                                                               ===========      ===========      ===========
Net Income available to:
 Common shareholders ......................................................    $    47,529      $    37,895      $    34,636
 Class B common shareholders ..............................................         12,748               --               --
                                                                               -----------      -----------      -----------
Total .....................................................................    $    60,277      $    37,895      $    34,636
                                                                               ===========      ===========      ===========
Basic net income per weighted average common share before extraordinary loss:
 Common shareholders ......................................................    $      1.19      $      1.00      $      1.13
 Extraordinary loss per common share ......................................          ( .01)           ( .04)           ( .07)
                                                                               -----------      -----------      -----------
 Basic net income per weighted average common share .......................    $      1.18      $       .96      $      1.06
                                                                               ===========      ===========      ===========
 Class B common shareholders ..............................................    $      1.91      $        --      $        --
 Extraordinary loss per Class B common share ..............................          ( .02)              --               --
                                                                               -----------      -----------      -----------
 Basic net income per weighted average Class B common share ...............    $      1.89      $        --      $        --
                                                                               ===========      ===========      ===========
Weighted average common shares outstanding:
 Common shareholders ......................................................     40,270,000       39,473,000       32,727,000
 Class B common shareholders ..............................................      6,744,000               --               --
Diluted net income per weighted average common share:
 Common shareholders ......................................................    $      1.17      $       .95      $      1.04
 Class B common shareholders ..............................................    $      1.26      $        --      $        --
Diluted weighted average common shares outstanding:
 Common shareholders ......................................................     40,676,000       40,010,000       33,260,000
 Class B common shareholders ..............................................      6,744,000               --               --


                (see accompanying notes to financial statements)

                        RECKSON ASSOCIATES REALTY CORP.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)


                                                                                                                         LIMITED
                                         CLASS B    SERIES A    SERIES B    ADDITIONAL                     TOTAL        PARTNERS'
                                COMMON    COMMON   PREFERRED   PREFERRED      PAID IN      RETAINED    STOCKHOLDERS'    MINORITY
                                 STOCK    STOCK      STOCK       STOCK        CAPITAL      EARNINGS        EQUITY       INTEREST
                               -------- --------- ----------- ----------- -------------- ------------ --------------- ------------
Stockholder's equity,
 January 1, 1997 .............   $244     $  --       $--         $--       $  186,623    $       --    $  186,867     $   51,879
Two for one stock split ......     50        --        --          --              (50)           --            --             --
Net proceeds from
 common stock offerings            80        --        --          --          256,564            --       256,644         33,925
Issuance of operating
 partnership units ...........     --        --        --          --            9,473            --         9,473          1,236
Net proceeds from long
 term compensation
 issuances ...................      4        --        --          --            1,706            --         1,710            178
Net Income ...................     --        --        --          --               --        34,636        34,636          7,239
Dividends and
 distributions paid and
 payable .....................     --        --        --          --           (6,029)      (34,636)      (40,665)        (8,707)
                                 ----     -----       ---         ---       ----------    ----------    ----------     ----------
Stockholders' equity,
 December 31, 1997 ...........    378        --        --          --          448,287            --       448,665         85,750
Net proceeds from
 preferred stock offering          --        --        92          --          220,708            --       220,800             --
Conversions of preferred
 stock .......................     --        --        --          --              (31)           --           (31)            31
Net proceeds from Class
 B Common Stock
 offering ....................     21        --        --          --           41,340            --        41,361          8,785
Issuance of operating
 partnership units ...........     --        --        --          --           11,576            --        11,576          2,458
Net proceeds from long
 term compensation
 issuances ...................      1        --        --          --              990            --           991            210
Net income ...................     --        --        --          --               --        37,895        37,895          7,586
Dividends and
 distributions paid and
 payable .....................     --        --        --          --          (17,298)      (37,895)      (55,193)       (10,695)
                                 ----     -----       ---         ---       ----------    ----------    ----------     ----------
Stockholders' equity,
 December 31, 1998 ...........    400        --        92          --          705,572            --       706,064         94,125
Net proceeds from
 preferred stock offering          --        --        --          60          149,940            --       150,000             --
Net proceeds from Class
 B Common Stock
 offering ....................     --       117        --          --          302,536            --       302,653             --
Repurchases of Class B
 Common Stock ................     --       (14)       --          --          (30,273)           --       (30,287)            --
Redemption of operating
 partnership units ...........     --        --        --          --               --            --            --         (1,485)
Net proceeds from long
 term compensation
 issuances ...................      1        --        --          --            1,596            --         1,597             --
Net income ...................     --        --        --          --               --        60,277        60,277          9,333
Dividends and
 distributions paid and
 payable .....................     --        --        --          --          (13,071)      (60,277)      (73,348)       (10,987)
                                 ----     -----       ---         ---       ----------    ----------    ----------     ----------
Stockholders' equity
 December 31, 1999 ...........   $401     $ 103       $92         $60       $1,116,300    $       --    $1,116,956     $   90,986
                                 ====     =====       ===         ===       ==========    ==========    ==========     ==========

               (see accompanying notes to financial statements)

                        RECKSON ASSOCIATES REALTY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                               ------------------------------------------
                                                                                   1999           1998           1997
                                                                               ------------ --------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income available to common Shareholders ..................................  $   60,277    $  37,895      $   34,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization ................................................      74,504       52,957          27,237
Extraordinary loss, net of minority interests ................................         555        1,670           2,230
Minority partners' interests in consolidated partnerships ....................       6,802        2,763             807
Limited partners' interest in the operating partnership ......................       9,407        7,909           7,817
Gain on sale of interest in Reckson Executive Centers, LLC ...................          --           (9)             --
Gain on sales of real estate, securities and mortgage repayment ..............      (9,657)         (43)           (672)
Distribution from investments in real estate joint ventures ..................         442          470             408
Equity in earnings of service companies and real estate joint ventures .......      (2,148)      (1,836)           (514)
Changes in operating assets and liabilities: increase (decrease) .............
Deferred rents receivable ....................................................      (2,158)      (7,553)         (4,500)
Prepaid expenses and other assets ............................................     (23,722)      (7,199)         (1,931)
Tenant and affiliate receivables .............................................          42         (184)         (1,183)
Accrued expenses and other liabilities .......................................      40,248       30,667          11,427
                                                                                ----------    -----------    ----------
Net cash provided by operating activities ....................................     154,592      117,507          75,762
                                                                                ----------    -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of commercial real estate properties ...............................    (284,741)    (449,241)       (429,379)
Investment in mortgage notes and notes receivable ............................    (295,048)       4,072         (50,282)
Interest receivables .........................................................        (692)       2,602          (2,392)
(Increase) decrease in contract deposits and preacquisition costs ............     (12,650)       8,839          (1,303)
Additions to developments in progress ........................................      (9,615)     (97,570)        (40,367)
Additions to commercial real estate properties ...............................     (28,135)     (21,181)        (12,038)
Payment of leasing costs .....................................................     (16,467)      (8,802)         (5,417)
Investments in securities ....................................................          --      (42,299)         (1,756)
Additions to furniture, fixtures and equipment ...............................        (461)      (2,071)         (1,159)
Investments in real estate joint ventures ....................................     (15,033)      (7,773)         (1,734)
Investment in and distributions from service companies .......................          --           15          (4,241)
Proceeds from sales of real estate, securities and mortgage repayment ........     269,916          809             725
                                                                                ----------    -----------    ----------
Net cash (used in) investing activities ......................................    (392,926)    (612,600)       (549,343)
                                                                                ----------    -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured borrowings .............................................     125,548           --              --
Principal payments on secured borrowings .....................................      (4,714)      (4,735)         (1,624)
Proceeds from issuance of senior unsecured notes , net of issuance costs .....     299,262           --         150,000
Proceeds from issuance of preferred stock, net of issuance costs .............     148,000      220,800              --
Proceeds from mortgage refinancings, net of refinancing costs ................          --       11,458          20,134
Payment of loan and equity issuance costs ....................................      (8,264)      (4,738)         (4,983)
Investments in and advances to affiliates ....................................    (125,007)     (23,452)        (20,513)
Proceeds from unsecured credit facilities and term loans .....................     397,500      413,100         421,000
Principal payments on unsecured credit facilities ............................    (510,750)    (137,500)       (319,250)
Repurchases of Class B common Stock ..........................................     (30,287)          --              --
Proceeds from issuance of common stock and exercise of options, net of
 issuance costs ..............................................................       1,512       51,934         299,991
Contributions by minority partners in consolidated partnerships ..............      75,500       10,000              --
Distributions to minority partners in consolidated partnerships ..............      (6,701)      (3,570)         (5,355)
Distributions to limited partners in the operating partnership ...............     (11,177)      (7,576)         (8,707)
Distributions to preferred unit holders ......................................      (2,641)      (1,312)             --
Dividends to common and Class B common shareholders ..........................     (68,031)     (39,157)        (47,972)
Dividends to preferred shareholders ..........................................     (22,397)      (9,638)             --
                                                                                ----------    -----------    ----------
Net cash provided by financing activities ....................................     257,353      475,614         482,721
                                                                                ----------    -----------    ----------
Net increase (decrease) in cash and cash equivalents .........................      19,019      (19,479)          9,140
Cash and cash equivalents at beginning of period .............................       2,349       21,828          12,688
                                                                                ----------    -----------    ----------
Cash and cash equivalents at end of period ...................................  $   21,368    $   2,349      $   21,828
                                                                                ==========    ===========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest .....................................  $   77,014    $  52,622      $   20,246
                                                                                ==========    ===========    ==========

                (see accompanying notes to financial statements)

                         RECKSON ASSOCIATES REALTY CORP.
                          NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Reckson Associates Realty Corp. (the "Company") is a self-administered and self managed real estate investment trust ("REIT") engaged in the ownership, management, operation, leasing and development of commercial real estate properties, principally office and industrial buildings and also owns land for future development (collectively, the "Properties") located in the New York tri-state area (the "Tri-State Area").

ORGANIZATION AND FORMATION OF THE COMPANY

     The Company was incorporated in Maryland in September 1994. In June 1995, the Company completed an Initial Public Offering (the "IPO") and commenced operations. The aggregate proceeds to the Company, net of underwriters' discount, advisory fees and other offering costs were approximately $162 million.

     The Company became the sole general partner of Reckson Operating Partnership, L.P. (the "Operating Partnership") by contributing substantially all of the net proceeds of the IPO, in exchange for an approximate 73% interest in the Operating Partnership. All Properties acquired by the Company are held by or through the Operating Partnership. In conjunction with the IPO, the Operating Partnership executed various option and purchase agreements whereby it issued common units of limited partnership interest in the Operating Partnership ("Units") to certain continuing investors in exchange for (i) interests in certain property partnerships, (ii) fee simple and leasehold interests in properties and development land, (iii) certain business assets of executive center entities and (iv) 100% of the non-voting preferred stock of the management and construction companies.

     During 1997, the Company formed Reckson Service Industries, Inc. currently D/B/A FrontLine Capital Group ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). On June 11, 1998, the Operating Partnership distributed its 95% common stock interest in FrontLine of approximately $3 million to its owners, including the Company which, in turn, distributed the common stock of FrontLine received from the Operating Partnership to its stockholders. Additionally, during June 1998, the Operating Partnership established a credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine's e-commerce and e-services operations and other general corporate purposes. As of December 31, 1999, the Company had advanced $79.5 million under the FrontLine Facility. In addition, the Operating Partnership has approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT-qualified investments or advances made to FrontLine under terms similar to the FrontLine Facility. As of December 31, 1999, approximately $67.2 million had been invested through the RSVP Commitment, of which $24.8 million represents RSVP-controlled joint venture REIT-qualified investments and $42.4 million represents advances to FrontLine under the RSVP Commitment.

     During November 1999, the Board of Directors of the Company approved an amendment to the FrontLine Facility and the RSVP Commitment to permit FrontLine to incur secured debt and to pay interest thereon. In consideration of the amendments, FrontLine has paid the Operating Partnership a fee of approximately $3.6 million in the form of shares of FrontLine common stock. Such fee is being recognized in income over an estimated nine month benefit period.

     FrontLine identifies, acquires interests in and develops a network of business to business e-commerce and e-services companies that service small to medium sized enterprises, independent professionals and entrepreneurs and the mobile workforce of larger companies. FrontLine serves as the managing member of RSVP. RSVP was formed to provide the Company with a research and development vehicle to invest in alternative real estate sectors. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial

                        RECKSON ASSOCIATES REALTY CORP.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

focus. RSVP's strategy is to identify and acquire interests in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as a platform for future growth.

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

     During July 1998, the Company formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Tower Realty Trust, Inc. ("Tower"). On May 24, 1999 the Company completed the merger with Tower and acquired three Class A office properties located in New York City totaling 1.6 million square feet and one office property located on Long Island totaling approximately 101,000 square feet. In addition, pursuant to the merger, the Company also acquired certain office properties, a property under development and land located outside of the Tri-State Area. All of the assets acquired in the merger, located outside of the Tri-State Area, other than a 357,000 square foot office property located in Orlando, Florida, have been sold (see note 6).

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31,1999. The Operating Partnership's investments in Metropolitan and Omni Partners, L. P. ("Omni") are reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partners' interest. The Operating Partnership's investment in RMI was reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partner's interest through September 26, 1999. On September 27, 1999, the Operating Partnership sold its interest in RMI to KTR (see note 6). The operating results of Reckson Executive Centers, L.L.C., ("REC"), a service business of the Operating Partnership were reflected in the accompanying financial statements on the equity method of accounting through March 31, 1998. On April 1, 1998, the Operating Partnership sold its 9.9% interest in REC to FrontLine. Additionally, the operating results of FrontLine were reflected in the accompanying financial statements on the equity method of accounting through June 10, 1998. On June 11, 1998 the Operating Partnership distributed its 95% common stock interest in FrontLine to its owners, including the Company which, in turn, distributed the common stock of FrontLine to its stockholders. The operating results of the service businesses currently conducted by Reckson Management Group, Inc.("RMG"), and Reckson Construction Group, Inc.("RCG"), are reflected in the accompanying financial statements on the equity method of accounting. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest, such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

                        RECKSON ASSOCIATES REALTY CORP.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     The minority interests at December 31, 1999 represent an approximate 13% limited partnership interest in the Operating Partnership, an approximate 28% interest in certain industrial joint venture properties formerly owned by RMI, a convertible preferred interest in Metropolitan and a 40% interest in Omni.

Use of Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Deferred Costs

     Tenant leasing commissions and related costs incurred in connection with leasing tenant space are capitalized and amortized over the life of the related lease. In addition, loan costs incurred are capitalized and amortized over the term of the related loan.

     Costs  incurred  in  connection   with  stock   offerings  are  charged  to
stockholders equity when incurred.

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

     During 1999, the Company paid cash dividends on its common stock of approximately $1.42 per share and approximately $.98 per share (representing the period from May 24, 1999 through October 31, 1999) on its Class B Common Stock. During 1998, the Company paid cash dividends on its common stock of $.99 per share (representing dividends for three quarters). In addition, on June 11, 1998, the Company paid a stock dividend equivalent to $.0824 per share relating to the Operating Partnership's distribution of its common stock interest in FrontLine to the Company. All of the dividends paid on the Company's common stock during 1998 were considered ordinary income for federal tax purposes. For 1999, approximately 92.75% of the dividends paid on the Company's common stock and Class B Common Stock were considered ordinary income for federal tax purposes. The remaining 7.25% of the dividends paid were treated as a capital gain distribution, subject to a 20% tax rate for individuals and certain other taxpayers.

                        RECKSON ASSOCIATES REALTY CORP.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

     The Company records interest income on investments in mortgage notes and notes receivable on an accrual basis of accounting. The Company does not accrue interest on impaired loans where, in the judgment of management, collection of interest according to the contractual terms is considered doubtful. Among the factors the Company considers in making an evaluation of the collectibility of interest are: the status of the loan, the value of the underlying collateral, the financial condition of the borrower and anticipated future events. Loan discounts are amortized over the life of the real estate using the constant interest method.

     Gains from sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale.

Earnings Per Share

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share" ("Statement 128") which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. The conversion of Units into common stock would not have a significant effect on per share amounts as the Units share proportionately with the common stock in the results of the Operating Partnership's operations.

Stock Options

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("Statement 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense was recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant (see Note 7).

Comprehensive Income

     In 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("Statement 130") which is effective for fiscal years beginning after December 15, 1997. Statement 130 established standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. Statement 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this standard had no impact on the Company's financial position or results of operations.

                        RECKSON ASSOCIATES REALTY CORP.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Segment Reporting

     In 1997, the FASB issued Statement No. 131 "Disclosures about segments of an Enterprise and Related Information" ("Statement 131") which is effective for fiscal years beginning after December 15, 1997. Statement 131 establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this standard had no impact on the Company's financial position or results of operations but did affect the disclosure of segment information. See Note 11.

Recent Pronouncements

     In June 1999, the FASB issued Statement No. 137, amending Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which extended the required date of adoption to the years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2001. The Company does not anticipate that the adoption of this Statement will have any effect on its results of operations or financial position.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2. MORTGAGE NOTES PAYABLE

     At December 31, 1999, there were 17 mortgage notes payable with an aggregate outstanding principal amount of approximately $459.2 million. Properties with an aggregate carrying value at December 31, 1999 of approximately $808 million are pledged as collateral against the mortgage notes payable. In addition, $47.8 million of the $459.2 million are recourse to the Company. The mortgage notes bear interest at rates ranging from 6.45% to 9.25%, and mature between 2000 and 2027. The weighted average interest rates on the outstanding mortgage notes payable at December 31, 1999, 1998 and 1997 were approximately 7.6%, 7.8% and 7.7%, respectively. Certain of the mortgage notes payable are guaranteed by certain minority partners in the Operating Partnership.

     Scheduled principal repayments during the next five years and thereafter are as follows (in thousands):

YEAR ENDED DECEMBER 31,
--------------------------------
  2000 .........................    $ 35,145
  2001 .........................      22,751
  2002 .........................      16,499
  2003 .........................       8,350
  2004 .........................      11,769
  Thereafter ...................     364,660
                                    --------
                                    $459,174
                                    ========

3. UNSECURED CREDIT FACILITIES AND UNSECURED TERM LOAN

     As of December 31, 1999, the Company had a three year $500 million unsecured revolving credit facility (the "Credit Facility") from Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the Credit Facility bank group. Interest rates on borrowings under the Credit Facility

                        RECKSON ASSOCIATES REALTY CORP.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

3. UNSECURED CREDIT FACILITIES AND UNSECURED TERM LOAN - (CONTINUED)

are priced off of LIBOR plus a sliding scale ranging from 65 basis points to 90 basis points based on the Company's investment grade rating on its senior unsecured debt. On March 16, 1999, the Company received its investment grade rating on its senior unsecured debt. As a result, the pricing under the Credit Facility was adjusted to LIBOR plus 90 basis points.

     The  Company  utilizes  the  Credit  Facility   primarily  to  finance  the
acquisitions of properties and other real estate investments, fund its development activities and for working capital purposes. At December 31, 1999, the Company had availability under the Credit Facility to borrow an additional $150.1 million (net of $52.3 million of outstanding undrawn letters of credit).

     As of December 31, 1999, the Company had outstanding an 18 month, $75 million unsecured term loan (the "Term Loan") from Chase Manhattan Bank. Interest rates on borrowings under the Term Loan are priced off of LIBOR plus 150 basis points. The Term Loan replaced the Company's previous term loan which matured on December 17, 1999.

     On May 24, 1999, in conjunction  with the Tower portfolio  acquisition (see
Note 6), the Company obtained a $130 million unsecured bridge facility (The "Bridge Facility") from UBS AG. Interest rates on borrowings under the Bridge Facility were priced off of LIBOR plus approximately 214 basis points. On July 23, 1999, the Bridge Facility was repaid through a long term fixed rate secured borrowing and an advance under the Credit Facility. As a result, certain deferred loan costs incurred in connection with the Bridge Facility were written off. Such amount is reflected as an extraordinary loss in the accompanying consolidated statements of income.

     The Company capitalized interest incurred on borrowings to fund certain acquisition and development costs in the amount of $9.8 million, $7.3 million and $2.4 million for the years ended December 31, 1999, 1998 and 1997, respectively.

4. SENIOR UNSECURED NOTES

     As of December 31, 1999, the Operating Partnership had outstanding approximately $449.3 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures (dollars in thousands):


                              FACE        COUPON
        ISSUANCE             AMOUNT        RATE         TERM          MATURITY
-----------------------   -----------   ----------   ----------   ----------------
  August 27, 1997          $150,000         7.20%    10 years     August 28, 2007
  March 26, 1999           $100,000         7.40%     5 years     March 15, 2004
  March 26, 1999           $200,000         7.75%    10 years     March 15, 2009


     Interest on the Senior Unsecured Notes is payable semiannually with principal and unpaid interest due on the scheduled maturity dates. In addition, the Senior Unsecured Notes issued on March 26, 1999 were issued at an aggregate discount of $738,000.

     Net proceeds of approximately $297.4 million received from the issuance of the March 26, 1999 Senior Unsecured Notes were used to repay outstanding borrowings under the Company's Credit Facility.

5. LAND LEASES

     The Company leases, pursuant to noncancellable operating leases, the land on which ten of its buildings were constructed. The leases, which contain renewal options, expire between 2018 and 2080. The leases either contain provisions for scheduled increases in the minimum rent at specified intervals or

                        RECKSON ASSOCIATES REALTY CORP.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

5. LAND LEASES - (CONTINUED)

for adjustments to rent based upon the fair market value of the underlying land or other indexes at specified intervals. Minimum ground rent is recognized on a straight-line basis over the terms of the leases. The excess of amounts recognized over amounts contractually due is approximately $2.6 million and $2.3 million at December 31, 1999 and 1998, respectively. These amounts are included in accrued expenses and other liabilities on the accompanying balance sheets.

     Future minimum lease commitments relating to the land leases during the next five years and thereafter are as follows (in thousands):

YEAR ENDED DECEMBER 31,
--------------------------------
  2000 .........................    $ 1,833
  2001 .........................      1,850
  2002 .........................      1,869
  2003 .........................      1,818
  2004 .........................      1,942
  Thereafter ...................     48,232
                                    -------
                                    $57,544
                                    =======

6. COMMERCIAL REAL ESTATE INVESTMENTS

The Tower Merger

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

     Under the terms of the transaction, Metropolitan effectively paid for each share of Tower common stock and each unit of limited partnership interest of Tower OP the sum of (i) $5.75 in cash, and (ii) 0.6273 of a share of Class B Common Stock. The shares of Class B Common Stock are entitled to receive an initial annual dividend of $2.24 per share, which dividend is subject to adjustment annually commencing on July 1, 2000. The shares of Class B Common Stock are exchangeable at any time, at the option of the holder, into an equal number of shares of common stock, par value $.01 per share, of the Company subject to customary antidilution adjustments. The Company, at its option, may redeem any or all of the Class B Common Stock in exchange for an equal number of shares of the Company's common stock at any time following the four year, six-month anniversary of the issuance of the Class B Common Stock.

     The Board of Directors of the Company has authorized a purchase buy back program for the Company's Class B Common Stock (see note 7).

     The  Company  controls  Metropolitan  and owns 100% of the  common  equity;
Crescent owns a $85 million preferred equity interest in Metropolitan. Crescent's interest accrues distributions at a rate of 7.5% per annum for a two-year period (May 24, 1999 through May 24, 2001) and may be redeemed by

                        RECKSON ASSOCIATES REALTY CORP.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

6. COMMERCIAL REAL ESTATE INVESTMENTS - (CONTINUED)

Metropolitan at any time during that period for $85 million, plus an amount sufficient to provide a 9.5% internal rate of return. If Metropolitan does not redeem the preferred interest, upon the expiration of the two-year period, Crescent must convert its $85 million preferred interest into either (i) a common membership interest in Metropolitan or (ii) shares of the Company's common stock at a conversion price of $24.61 per share.

     The Tower portfolio acquired in the Merger consists of three office properties comprising approximately 1.6 million square feet located in New York City, one office property located on Long Island and certain office properties and other real estate assets located outside the Tri-State Area.

     Prior to the closing of the Merger, the Company arranged for the sale of four of Tower's Class B New York City properties, comprising approximately 701,000 square feet for approximately $84.5 million. Subsequent to the closing of the Merger, the Company has sold a real estate joint venture interest and all of the property located outside the Tri-State Area other than one office property located in Orlando, Florida for approximately $171.1 million. The combined consideration consisted of approximately $143.8 million in cash and approximately $27.3 million of debt relief. Net cash proceeds from the sales were used primarily to repay borrowings under the Credit Facility. As a result of incurring certain sales and closing costs in connection with the sale of the assets located outside the Tri-State Area, the Company has incurred a loss of approximately $4.4 million which has been included in gain on sales of real estate on the accompanying consolidated statements of income.

"Big Box" Industrial Investment Activity

     On January 6, 1998, the Company made an initial investment in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. In connection with the transaction the Morris Companies contributed 100% of their interests in certain industrial properties to RMI in exchange for operating partnership units in RMI.

     During 1999, the Company purchased approximately 68.1 acres of vacant land in Northern New Jersey for approximately $2.6 million. In addition, RMI purchased 74.6 acres of vacant land for approximately $3.7 million and a 846,000 square foot industrial property located in Cranbury, New Jersey for approximately $34 million. These assets were sold to KTR and the Matrix Development Group ("Matrix") as discussed below.

     On August 9, 1999, the Company executed a contract for the sale, which will take place in three stages, of its interest in RMI which consisted of 28 properties, comprising approximately 6.1 million square feet and three other big box industrial properties to KTR. In addition, the Company also entered into a sale agreement with Matrix relating to a first mortgage note and certain industrial land holdings (the "Matrix Sale"). The combined total sale price is $310 million (approximately $42 million of which is payable to the Morris Companies and its affiliates) and consists of a combination of (i) cash, (ii) convertible preferred and common stock of KTR, (iii) preferred units of KTR's operating partnership, (iv) relief of debt and (v) a purchase money mortgage note secured by certain land that is being sold to Matrix.

     During September 1999, the Matrix Sale and the first stage of the RMI closing occurred whereby the Company sold its interest in RMI to KTR for a combined sales price of approximately $164.7 million (net of minority partner's interest). The combined consideration consisted of approximately (i) $86.3 million in cash, (ii) $40 million of preferred stock of KTR, (iii) $1.5 million in common stock of KTR, (iv) approximately $26.7 million of debt relief and (v) approximately $10.2 million in purchase money mortgages. As a result, the Company incurred a gain of approximately $10.1 million which has been included in gain on sales of real estate on the accompanying consolidated statements of income. In

                        RECKSON ASSOCIATES REALTY CORP.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

6. COMMERCIAL REAL ESTATE INVESTMENTS - (CONTINUED)

addition, the $41.5 million of common and preferred stock of KTR has been included in prepaid expenses and other assets on the accompanying consolidated balance sheet. Cash proceeds from the sales were used primarily to repay borrowings under the Credit Facility.

     The second and third stages of the RMI closing are scheduled to be completed in April 2000. The remaining stages consist of six industrial buildings and are being sold for total consideration of approximately $98 million .

Other Real Estate Investment Activity

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

     During 1998, the Company acquired a portfolio of six office properties encompassing approximately 980,000 square feet in Westchester County, New York from Cappelli Enterprises and affiliated entities ("Cappelli") for a purchase price of approximately $173 million. The Cappelli acquisition includes a five building, 850,000 square foot Class A office park located in Valhalla, New York and Court House Square, a 130,000 square foot Class A office building located in White Plains, New York. The Company also obtained from Cappelli the remaining 50% interest in 360 Hamilton Avenue, a 365,000 square foot vacant office tower in downtown White Plains for $10 million plus the return of his capital contributions of approximately $1.5 million. In addition, the Company received an option from Cappelli to acquire the remaining development parcels within the Valhalla office park on which up to 875,000 square feet of office space can be developed. These acquisitions were financed in part through proceeds from a draw under the Credit Facility, the issuance of 42,518 (approximately $42.5 million) preferred operating partnership units (the "Cappelli Preferred Units"), and the assumption of approximately $47.1 million of mortgage debt. Additionally, as of December 31, 1999, the Company issued and advanced to Cappelli $36.5 million under three liquidity loans (the "Cappelli Liquidity Loans"). The Cappelli Liquidity Loans bear interest at rates ranging from 10% to 10.5% per annum and are secured by Cappelli's right, title and interest in the Cappelli Preferred Units. Such amounts have been included in investments in mortgage notes and notes receivable on the accompanying balance sheets.

     On April 13, 1999, the Company received approximately $25.8 million from the repayment of a mortgage note receivable which had been acquired at a discount and secured three office properties located in Garden City, Long Island, encompassing approximately 400,000 square feet. As a result, the Company recognized a gain of approximately $4.3 million. Such gain has been included in gain on sales of real estate on the accompanying consolidated statements of income.

     On June 7, 1999 the Company sold a 24,000 square foot office property located in Ossining, New York for approximately $1.5 million. As partial consideration for the sale, the Company obtained a $1.2 million, three year purchase money mortgage.

                        RECKSON ASSOCIATES REALTY CORP.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

6. COMMERCIAL REAL ESTATE INVESTMENTS - (CONTINUED)

     On June 15, 1999, the Company acquired the first mortgage note secured by a 47 story, 1.4 million square foot Class A office property located at 919 Third Avenue in New York City for approximately $277.5 million. The first mortgage note entitles the Company to all the net cash flow of the property and to substantial rights regarding the operations of the property, with the Company anticipating to ultimately obtain title to the property. This acquisition was financed with proceeds from the issuance of six million shares of Series B Convertible Cumulative Preferred Stock (see note 7) and through an advance under the Credit Facility. Current financial accounting guidelines provide that where a lender has virtually the same risks and potential rewards as those of a real estate owner it should recognize the full economic effect associated with the operations of the property. As such, the Company has included the real estate operations of 919 Third Avenue in the accompanying consolidated statements of income from the date of acquisition.

     In addition, as of December 31, 1999, the Company has invested approximately $15.7 million in certain mortgage indebtedness encumbering one Class A office property encompassing approximately 177,000 square feet and approximately 472 acres of land located in New Jersey. The Company has also loaned approximately $17 million to its minority partner in Omni, its 575,000 square foot flagship Long Island office property, and effectively increased its economic interest in the property owning partnership.

7. STOCKHOLDERS' EQUITY

     A Unit and a share of common stock have essentially the same economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership. Subject to certain holding periods Units may either be redeemed for cash or, at the election of the Company, for shares of common stock on a one-for-one basis.

     On February 18, 1998, the Company sold 791,152 shares of the Company's common stock at $25.44 per share for an aggregate consideration of approximately $20.1 million before deducting offering expenses.

     During April 1998, the Company completed a preferred stock offering and sold 9,200,000 shares (including 1,200,000 shares related to the exercise of the underwriters over allotment option) of 7.625% Series A Convertible Cumulative Preferred Stock (the "Series A Preferred Stock") at a price of $25.00 per share for an aggregate consideration of $230 million before deducting offering expenses. The Series A Preferred Stock is convertible to the Company's common stock at a conversion rate of .8769 shares of common stock for each share of Series A Preferred Stock. As of December 31, 1999, 8,000 shares of the Series A Preferred Stock were converted into the Company's common stock.

     On April 29, 1998, the Company completed a common stock offering and sold 1,093,744 common shares at a price of $24.38 per share for an aggregate consideration of approximately $26.7 million before deducting offering expenses.

     On May 24, 1999, in conjunction with the Tower portfolio acquisition, the Company issued 11,694,567 shares of Class B Common Stock which were valued for GAAP purposes at $26 per share for total consideration of approximately $304.1 million. The shares of Class B Common Stock are entitled to receive an initial annual dividend of $2.24 per share, which dividend is subject to adjustment annually. The shares of Class B Common Stock are exchangeable at any time, at the option of the holder, into an equal number of shares of common stock, par value $.01 per share, of the Company subject to customary antidilution adjustments. The Company, at its option, may redeem any or all of the Class B Common Stock in exchange for an equal number of shares of the Company's common stock at any time following the four year, six-month anniversary of the issuance of the Class B Common Stock.

     On June 2, 1999, the Company issued six million shares of Series B Convertible Cumulative Preferred Stock (the "Series B Preferred Stock") for aggregate proceeds of $150 million. The Series B Preferred Stock is redeemable by the Company on or after March 2, 2002 and is convertible into the

                        RECKSON ASSOCIATES REALTY CORP.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

7. STOCKHOLDERS' EQUITY - (CONTINUED)

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

     The Board of Directors of the Company has authorized the purchase of up to three million shares of the Company's Class B Common Stock and has also authorized the purchase of up to an additional three million shares of the Company's Class B Common Stock and/or its common stock. The buy-back program will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. As of December 31, 1999, the Company purchased and retired 1,410,804 shares of its Class B Common Stock for approximately $30.3 million.

     The Company has made loans to certain executive officers to purchase 545,393 shares of common stock at market prices ranging from $20.56 per share to $27.13 per share. The loans bear interest at the mid-term Applicable Federal Rate and are secured by the shares purchased. Such loans including accrued interest will be forgiven each year on the annual anniversary of the grant date based upon amortization periods ranging from four to ten years. In addition, the loans which are secured by 310,834 shares of common stock are due with a balloon payment on the fifth anniversary of the grant date and loans which are secured by 47,059 and 187,500 shares of common stock are forgiven over terms of four and seven years, respectively. As of December 31, 1999, the loan balances aggregated approximately $11.1 million and have been included as a reduction of additional paid in capital on the accompanying consolidated statement of stockholders' equity.

     The Company has established the 1995, 1996, 1997 and 1998 Employee Stock Option Plans (the "Plans") for the purpose of attracting and retaining executive officers, directors and other key employees. As of December 31, 1999, 1,500,000, 400,000, 3,000,000 and 3,000,000 of the Company's authorized shares have been reserved for issuance under the 1995, 1996, 1997 and 1998 plans, respectively.

     The following table sets forth the options granted under the Plans and their corresponding exercise price range per share:

                                                      EXERCISE PRICE RANGE
                                                     ----------------------
                                          OPTIONS
                                         GRANTED(1)   FROM (1)     TO(1)
                                        ------------ ---------- -----------
       1995 Employee Stock Option Plan   1,495,538    $ 12.04     $ 25.56
       1996 Employee Stock Option Plan     182,350    $ 19.67     $ 26.13
       1997 Employee Stock Option Plan   2,485,965    $ 22.67     $ 27.04
       1998 Employee Stock Option Plan   1,494,001    $ 18.19     $ 25.67
                                         ---------
       Total ..........................  5,657,854
                                         =========

----------
(1) Exercise prices have been split adjusted, where applicable.

     Options granted to new employees vest in three equal installments on the first, second and third anniversaries of the date of the grant. Options granted to existing employees are generally exercisable on the date of the grant.

     The independent directors of the Company have been granted options to purchase 129,000 shares pursuant to the 1995 Employee Stock Option Plan at exercise prices ranging from $12.04 to $25.56 per share and options to purchase 3,000 shares pursuant to the 1997 Employee Stock Option Plan at an exercise price of $25.23 per share. The options granted to the independent directors were exercisable on the date of the grant.

                        RECKSON ASSOCIATES REALTY CORP.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

7. STOCKHOLDERS' EQUITY - (CONTINUED)

     During 1999 and 1998, employees exercised 88,308 and 74,837 options, respectively resulting in proceeds to the Company of approximately $1.2 million and $1.1 million, respectively.

     Pro forma  information  regarding  net  income  and  earnings  per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rate of 5%; dividend yields of 7.25 %, 6.19% and 5.59%; volatility factors of the expected market price of the Company's common stock of .197 and a weighted-average expected life of the option of five years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

     The following table sets forth the Company's pro forma information for the years ended December 31:


                                                      1999           1998           1997
                                                  ------------   ------------   ------------
Pro forma net income (in thousands) ...........     $ 46,744       $ 32,846       $ 34,287
                                                    ========       ========       ========
Basic pro forma earnings per share ............     $   1.16       $    .83       $   1.05
                                                    ========       ========       ========
Diluted pro forma earnings per share ..........     $   1.15       $    .82       $   1.03
                                                    ========       ========       ========

     The following table summarizes the Company's stock option activity and related information:


                                                                     WEIGHTED-AVERAGE
                                                       OPTIONS       EXERCISE PRICE(1)
                                                    -------------   ------------------
       Outstanding -- January 1, 1997 ...........     1,421,214          $ 14.28
       Granted ..................................     1,123,300          $ 26.67
       Exercised ................................      (126,429)         $ 14.94
       Forfeited ................................       (10,319)         $ 16.33
                                                      ---------
       Outstanding -- December 31, 1997 .........     2,407,766          $ 20.16
       Granted ..................................     2,431,132          $ 24.03
       Exercised ................................       (74,837)         $ 14.76
       Forfeited ................................       (30,417)         $ 25.44
                                                      ---------
       Outstanding -- December 31, 1998 .........     4,733,644          $ 22.22
       Granted ..................................       619,217          $ 20.82
       Exercised ................................       (88,308)         $ 13.99
       Forfeited ................................       (90,632)         $ 23.44
                                                      ---------
       Outstanding -- December 31, 1999 .........     5,173,921          $ 22.17
                                                      =========


----------
(1) Exercise prices have been split adjusted, where applicable.

                        RECKSON ASSOCIATES REALTY CORP.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

7. STOCKHOLDERS' EQUITY - (CONTINUED)

     The weighted average fair value of options granted for the years ended December 31, 1997, 1998 and 1999 was $1.47, $2.06 and $2.10, respectively. In addition, there were 1,758,534 options at a weighted average per share exercise price of $20.16, 4,527,144 options at a weighted average per share exercise price of $22.22 and 5,137,588 options at a weighted average per share exercise price of $22.17 exercisable at December 31, 1997, 1998 and 1999, respectively.

     Exercise prices for options outstanding as of December 31, 1999 ranged from $12.04 per share to $27.04 per share. The weighted-average remaining contractual life of those options is approximately 7.74 years.

     The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted earnings per weighted average common share and the computation of basic and diluted earnings per share for the Company's common stock as required by Statement 128 for the years ended December 31, (in thousands except for earnings per share data):


                                                         1999           1998          1997
                                                     ------------   ------------   ----------
Numerator:
Income before extraordinary loss, dividends to
 preferred shareholders and income allocated to
 Class B shareholders ............................    $  85,192      $  52,056      $ 36,866
Dividends to preferred shareholders ..............      (24,360)       (12,491)           --
Extraordinary loss (net of share applicable to
 limited partners and Class B Common
 shareholders) ...................................         (389)        (1,670)       (2,230)
Income allocated to Class B shareholders .........      (12,914)            --            --
                                                      ---------      ---------      --------
Numerator for basic and diluted earnings per
 share ...........................................    $  47,529      $  37,895      $ 34,636
                                                      =========      =========      ========
Denominator:
Denominator for basic earnings per share-
 weighted-average common shares ..................       40,270         39,473        32,727
Effect of dilutive securities:
 Employee stock options ..........................          406            537           533
                                                      ---------      ---------      --------
Denominator for diluted earnings per common
 share adjusted weighted-average shares and
 assumed conversions .............................       40,676         40,010        33,260
                                                      =========      =========      ========
Basic earnings per common share:
 Income before extraordinary loss ................    $    1.19      $    1.00      $   1.13
 Extraordinary loss ..............................        ( .01)         ( .04)        ( .07)
                                                      ---------      ---------      --------
 Net income per common share .....................    $    1.18      $     .96      $   1.06
                                                      =========      =========      ========
Diluted earnings per common share:
 Income before extraordinary loss ................    $    1.18      $     .99      $   1.11
 Extraordinary loss ..............................        ( .01)         ( .04)        ( .07)
                                                      ---------      ---------      --------
 Diluted net income per common share .............    $    1.17      $     .95      $   1.04
                                                      =========      =========      ========


                        RECKSON ASSOCIATES REALTY CORP.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

7. STOCKHOLDERS' EQUITY - (CONTINUED)

     The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted earnings per weighted average Class B common share and the computation of basic and diluted earnings per share for the Company's Class B Common Stock as required by Statement 128. (in thousands except for earnings per share data):


                                                                               YEAR ENDED
                                                                            DECEMBER 31, 1999
                                                                           ------------------
       Numerator:
        Income before extraordinary loss, dividends to preferred
          shareholders and income allocated to common shareholders .           $  85,192
        Dividends to preferred shareholders ..............................       (24,360)
        Extraordinary loss (net of share applicable to limited partners
          and common shareholders) .......................................          (166)
        Income allocated to common shareholders ..........................       (47,918)
                                                                               ---------
        Numerator for basic earnings per share ...........................        12,748
       Add back:
        Income allocated to common shareholders ..........................        47,529
        Limited partners' interest in the operating partnership ..........         9,407
                                                                               ---------
       Numerator for diluted earnings per share ..........................     $  69,684
                                                                               =========
       Denominator:
        Denominator for basic earnings per share- weighted-average
          Class B common shares ..........................................         6,744
        Effect of dilutive securities:
        Weighted average common shares outstanding .......................        40,270
        Weighted average limited partnership Units outstanding ...........         7,705
        Employee stock options ...........................................           406
                                                                               ---------
       Denominator for diluted earnings per Class B common
        share-adjusted weighted average shares and assumed
        conversions ......................................................        55,125
                                                                               =========
       Basic earnings per Class B common share:
        Income before extraordinary loss .................................     $    1.91
        Extraordinary loss ...............................................        (  .02)
                                                                               ---------
        Net income per Class B common share ..............................     $    1.89
                                                                               =========
       Diluted earnings per Class B common share:
        Income before extraordinary loss .................................     $    1.26
        Extraordinary loss ...............................................           (--)
        Diluted net income per Class B common share ......................     $    1.26
                                                                               =========


     The Company's computation for purposes of calculating the diluted weighted average Class B common shares outstanding is based on the assumption that the Class B Common Stock is converted to the Company's common stock.

                        RECKSON ASSOCIATES REALTY CORP.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

8. RELATED PARTY TRANSACTIONS

     The Company, through its subsidiaries and affiliates, provides management, leasing and other tenant related services to the Properties. Certain executive officers of the Company have continuing ownership interests in the unconsolidated service companies.

     In connection with the IPO, the Company was granted a ten year option period to acquire ten properties which are either owned by the Reckson Group, the predecessor to the Company, or in which the Reckson Group owns a non-controlling minority interest. During 1998, one of these properties was sold by the Reckson Group to a third party. In addition, as of December 31, 1999, the Company has acquired four of these properties for a aggregate purchase price of approximately $35 million, which included the issuance of approximately 475,000 Units valued at approximately $8.8 million.

     The Operating Partnership and FrontLine have entered into an intercompany agreement (the "Reckson Intercompany Agreement") to formalize their relationship and to limit conflicts of interest. Under the Reckson Intercompany Agreement, FrontLine granted the Operating Partnership a right of first opportunity to make any REIT -qualified investment that becomes available to FrontLine. In addition, if a REIT-qualified investment opportunity becomes available to an affiliate of FrontLine, including RSVP, the Reckson Intercompany Agreement requires such affiliate to allow the Operating Partnership to participate in such opportunity to the extent of FrontLine's interest.

     Under the Reckson Intercompany Agreement, the Operating Partnership granted FrontLine a right of first opportunity to provide commercial services to the Operating Partnership and its tenants. FrontLine will provide services to the Operating Partnership at rates and on terms as attractive as either the best available for comparable services in the market or those offered by FrontLine to third parties. In addition, the Operating Partnership will give FrontLine access to its tenants with respect to commercial services that may be provided to such tenants and, under the Reckson Intercompany Agreement, subject to certain conditions, the Operating Partnership granted FrontLine a right of first refusal to become the lessee of any real property acquired by the Operating Partnership if the Operating Partnership determines that, consistent with the Company's status as a REIT, it is required to enter into a "master" lease agreement.

     On August 27, 1998 the Company announced the formation of a joint venture with RSVP and the Dominion Group, an Oklahoma-based, privately-owned group of companies that focuses on the development, acquisition and ownership of government occupied office buildings and correctional facilities. The new venture, Dominion Properties LLC (the "Dominion Venture"), is owned by Dominion Venture Group LLC, and by a subsidiary of the Company. The Dominion Venture is primarily engaged in acquiring, developing and/or owning government-occupied office buildings and privately operated correctional facilities. Under the Dominion Venture's operating agreement, RSVP is to invest up to $100 million, some of which may be invested by the Company ( the "RSVP Capital"). The initial contribution of RSVP Capital was approximately $39 million of which approximately $10.1 million was invested by a subsidiary of the Company. The Company's investment was funded through the RSVP Commitment. In addition, the Company advanced approximately $2.9 million to FrontLine through the RSVP Commitment for an investment in RSVP which was then invested on a joint venture basis with the Dominion Group in certain service business activities related to the real estate activities. As of December 31, 1999, the Company had invested approximately $17.6 million in the Dominion Venture which had investments in 13 government office buildings and three correctional facilities.

     During 1998, the Company made investments in and advances to RMG of approximately $29.5 million. Such investments and advances were used by RMG in connection with RMG's acquisition of an approximate 64% ownership interest in an executive office suite business. Concurrently with RMG's investment, FrontLine received an option to purchase RMG's interest at cost plus 8%. RMG is owned 97% by the Company and 3% by an entity owned by certain officers of the Company. On November 9,

                        RECKSON ASSOCIATES REALTY CORP.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

8. RELATED PARTY TRANSACTIONS - (CONTINUED)

1998, FrontLine exercised its option and, as a result, RMG earned income during the period of ownership of approximately $707,000. In addition, FrontLine assumed the outstanding debt plus accrued interest owing to the Company.

     During July 1999, the Company sold its interest in a 852,000 square foot development property to RCG in exchange for a $12.3 million note. The note accrues interest annually at the rate of 12%, has a five year maturity and is prepayable in whole or in part. During October 1999, RCG made a payment to the Company, in the form of 97 shares of its preferred stock, valued at approximately $4.0 million, towards accrued interest and principal due under the note.

     In 1999 the Company invested approximately $7.2 million, through a subsidiary, in RAP Student Housing Properties, LLC ("RAP - SHP"), a company that engages primarily in the acquisition and development of off-campus student housing projects. The Company's investment was funded through the RSVP Commitment. In addition, the Company has advanced approximately $3.2 million to FrontLine through the RSVP Commitment for an additional investment in RSVP which was invested in certain service business activities related to student housing. As of December 31, 1999, RAP - SHP had investments in 4 off -- campus student housing projects.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

     In accordance with FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments", management has made the following disclosures of estimated fair value at December 31, 1999 as required by FASB Statement No. 107.

     Cash equivalents and variable rate debt are carried at amounts which reasonably approximate their fair values.

     The fair value of the Company's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration. In addition, management believes that the estimated aggregate fair value of these assets and liabilities approximates their carrying values.

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

     Included in base rents and tenant escalations and reimbursements in the accompanying statements of income are amounts from Reckson Executive Centers, LLC, a service business of the Company through March 31, 1998 and, a related party as follows (in thousands):


                                                                        TENANT
                                                                    ESCALATIONS AND
FOR THE PERIODS                                      BASE RENTS     REIMBURSEMENTS
-------------------------------------------------   ------------   ----------------
       January 1 through March 31, 1998 .........      $  597            $149
       Year ended December 31, 1997 .............      $2,154            $441


                        RECKSON ASSOCIATES REALTY CORP.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

10. RENTAL INCOME - (CONTINUED)

     Expected future minimum rents to be received over the next five years and thereafter from leases in effect at December 31, 1999 are as follows (in thousands):

  2000 .........................    $  312,654
  2001 .........................       295,862
  2002 .........................       293,714
  2003 .........................       257,655
  2004 .........................       230,477
  Thereafter ...................     1,286,533
                                    ----------
                                    $2,676,895
                                    ==========

11. SEGMENT DISCLOSURE

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

     The following tables set forth the components of the Company's revenues and expenses and other related disclosures, as required by Statement 131, for the years ended December 31, 1999 and 1998 (in thousands):


                                                      YEAR ENDED
                                 -----------------------------------------------------
                                                   DECEMBER 31, 1999
                                 -----------------------------------------------------
                                      CORE                               CONSOLIDATED
                                   PORTFOLIO       RMI        OTHER         TOTALS
                                 ------------- ---------- ------------- --------------
 REVENUES:
 Base rents, tenant escalations
  and reimbursements ...........  $  340,293    $15,394     $  13,448     $  369,135
 Equity in earnings of real
  estate joint ventures and
  service companies ............         ---        ---         2,148          2,148
 Other income ..................         448          9        31,413         31,870
 Total Revenues ................     340,741     15,403        47,009        403,153
 EXPENSES:
 Property expenses .............     119,270      2,406         4,318        125,994
 Marketing, general and
  administrative ...............      16,981        548         6,764         24,293
 Interest ......................      25,167        445        48,708         74,320
 Depreciation and amortization        64,097      3,663         6,744         74,504
                                  ----------    -------     ---------     ----------
 Total Expenses ................     225,515      7,062        66,534        299,111
                                  ----------    -------     ---------     ----------
 Income before preferred
  dividends and distributions,
  minority interests and
  extraordinary loss ...........  $  115,226    $ 8,341     $ (19,525)    $  104,042
                                  ==========    =======     =========     ==========
 Total assets ..................  $2,142,696    $     0     $ 581,539     $2,724,235
                                  ==========    =======     =========     ==========

                                                      YEAR ENDED
                                 ----------------------------------------------------
                                                  DECEMBER 31, 1998
                                 ----------------------------------------------------
                                      CORE                               CONSOLIDATED
                                   PORTFOLIO       RMI        OTHER         TOTALS
                                 ------------- ---------- ------------- -------------
 REVENUES:
 Base rents, tenant escalations
  and reimbursements ...........  $  237,105    $ 15,137    $     205    $  252,447
 Equity in earnings of real
  estate joint ventures and
  service companies ............         ---         ---        1,836         1,836
 Other income ..................         460         ---       11,630        12,090
 Total Revenues ................     237,565      15,137       13,671       266,373
 EXPENSES:
 Property expenses .............      80,489       2,587        1,204        84,280
 Marketing, general and
  administrative ...............      11,699         456        4,705        16,860
 Interest ......................      16,651       1,101       30,043        47,795
 Depreciation and amortization        43,701       3,491        5,765        52,957
                                  ----------    --------    ---------    ----------
 Total Expenses ................     152,540       7,635       41,717       201,892
                                  ----------    --------    ---------    ----------
 Income before preferred
  dividends and distributions,
  minority interests and
  extraordinary loss ...........  $   85,025    $  7,502    $ (28,046)   $   64,481
                                  ==========    ========    =========    ==========
 Total assets ..................  $1,424,472    $156,430    $ 273,914    $1,854,816
                                  ==========    ========    =========    ==========


                        RECKSON ASSOCIATES REALTY CORP.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

12. NON-CASH INVESTING AND FINANCING ACTIVITIES

     Additional supplemental disclosures of non-cash investing and financing activities are as follows:

     During 1998, the Company issued 584,062 Units in connection with the acquisition of three office and two industrial properties encompassing approximately 580,000 square feet for a total non cash investment of approximately $13.7 million. In addition, in connection with the acquisitions of the Cappelli portfolio and 360 Hamilton Avenue located in White Plains, New York, the Company assumed approximately $47.1 million of indebtedness and issued 42,518 preferred units with a stated value of approximately $42.5 million for a total non cash investment of approximately $89.6 million.

     On June 11, 1998, the Operating Partnership distributed its 95% common stock interest in FrontLine of approximately $3 million to its owners, including the Company which, in turn, distributed the common stock of FrontLine to its shareholders.

     During 1998, in connection with the Company's investment in the Morris Companies, the Company assumed approximately $23 million of indebtedness ($16.9 million net of minority partners interest). In addition, the Morris Companies contributed net assets of approximately $36 million to the Company in exchange for an approximate 28.2% minority partners interest in RMI.

     On May 24, 1999, in conjunction with the Tower portfolio acquisition, the Company issued 11,694,567 shares of Class B Common Stock which were valued for GAAP purposes at approximately $304.1 million and assumed approximately $133.4 million of indebtedness for a total non cash investment of approximately $437.5 million.

     During June 1999, in connection with the sale of an office property, the Company obtained a $1.2 million purchase money mortgage as partial consideration for the sale.

     During July 1999, the Company sold its interest in a 852,000 square foot development property to RCG in exchange for a $12.3 million note. During October 1999, the Company accepted 97 shares of preferred stock of RCG as payment of $4.0 million of principal and interest due under the note.

     During September 1999, in connection with the Matrix Sale and the first stage closing of RMI, the Company received as partial consideration for the sale $41.5 million of common and preferred stock of KTR and approximately $10.2 million in purchase money mortgages from Matrix. In addition, the Company was also relieved of approximately $26.7 million of secured indebtedness.

     During November 1999, the Company received approximately $3.6 million of common stock of FrontLine as consideration for amending the FrontLine Facility and the RSVP Commitment.

13. COMMITMENTS AND OTHER COMMENTS

     The Company has entered into employment agreements with its chairman and five executive officers. The agreements are for five years and expire on May 31, 2003.

     The  Company  sponsors a defined  contribution  savings  plan  pursuant  to section 401(k) of the Internal Revenue Code. Under such plan, there are no prior service costs. Employees are generally eligible to participate in the plan after six months of service. Employer contributions are based on a discretionary amount determined by the Company's management. During 1999 and 1998 the Company made no contributions.

     The Company had outstanding undrawn letters of credit against its Credit Facility of approximately $52.3 million and $26.1 million at December 31, 1999 and 1998, respectively.

                        RECKSON ASSOCIATES REALTY CORP.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following summary represents the Company's results of operations for each quarter during 1999 and 1998 (in thousands, except share amounts):


                                                                                   1999
                                                  ----------------------------------------------------------------------
                                                   FIRST QUARTER     SECOND QUARTER     THIRD QUARTER     FOURTH QUARTER
                                                  ---------------   ----------------   ---------------   ---------------
Total revenues ................................     $    76,108       $    91,239        $   125,345       $   110,461
                                                    ===========       ===========        ===========       ===========
Income before preferred dividends and
 distributions, minority interests and
 extraordinary loss ...........................     $    19,774       $    20,626        $    35,220       $    28,422
Preferred dividends and distributions .........          (5,041)           (5,989)            (7,985)           (7,986)
Minority interests ............................          (3,409)           (3,442)            (5,164)           (4,194)
Extraordinary loss ............................              --                --               (555)               --
                                                    -----------       -----------        -----------       -----------
Net income available to common
 shareholders .................................     $    11,324       $    11,195        $    21,516       $    16,242
                                                    ===========       ===========        ===========       ===========
Net Income available to:
 Common shareholders ..........................     $    11,324       $     9,464        $    15,066       $    11,675
 Class B common shareholders ..................              --             1,731              6,450             4,567
                                                    -----------       -----------        -----------       -----------
Total .........................................     $    11,324       $    11,195        $    21,516       $    16,242
                                                    ===========       ===========        ===========       ===========
Basic net income per weighted average common
share before extraordinary loss:
 Common shareholders ..........................     $       .28       $       .23        $       .38       $       .29
 Extraordinary loss per common share .                       --                --               (.01)               --
                                                    -----------       -----------        -----------       -----------
 Basic net income per weighted average
   common share ...............................     $       .28       $       .23        $       .37       $       .29
                                                    ===========       ===========        ===========       ===========
 Class B common shareholders ..................     $        --       $       .35        $       .57       $       .44
 Extraordinary loss per Class B
   common share ...............................              --                --               (.01)               --
                                                    -----------       -----------        -----------       -----------
 Basic net income per weighted average
   Class B common share .......................     $        --       $       .35        $       .56       $       .44
                                                    ===========       ===========        ===========       ===========
Weighted average common shares outstanding:
 Common shareholders ..........................      40,049,079        40,284,511         40,367,161        40,374,658
 Class B common shareholders ..................              --         4,883,446         11,456,931        10,468,600
Diluted net income per weighted average common
 share:
 Common shareholders ..........................     $       .28       $       .23        $       .37       $       .29
 Class B common shareholders ..................     $        --       $       .24        $       .41       $       .32
Diluted weighted average common shares outstanding:
 Common shareholders ..........................      40,450,296        40,704,147         40,796,597        40,747,826
 Class B common shareholders ..................              --         4,883,446         11,456,931        10,468,600

                        RECKSON ASSOCIATES REALTY CORP.
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

14. QUARTERLY FINANCIAL DATA (UNAUDITED) - (CONTINUED)

                                                                                   1998
                                                  ----------------------------------------------------------------------
                                                   FIRST QUARTER     SECOND QUARTER     THIRD QUARTER     FOURTH QUARTER
                                                  ---------------   ----------------   ---------------   ---------------
Total revenues ................................     $    55,063       $    66,319        $    71,600       $    73,391
                                                    ===========       ===========        ===========       ===========
Income before preferred dividends and
 distributions, minority interests and
 extraordinary loss ...........................     $    12,097       $    17,524        $    17,143       $    17,717
Preferred dividends and distributions .........              --            (4,168)            (5,034)           (5,042)
Minority interests ............................          (2,524)           (3,445)            (1,874)           (2,829)
Extraordinary loss ............................              --                --             (1,670)               --
                                                    -----------       -----------        -----------       -----------
Net income available to common
 shareholders .................................     $     9,573       $     9,911        $     8,565       $     9,846
                                                    ===========       ===========        ===========       ===========
Basic net income per weighted average common
 share:
 Income before extraordinary loss .............     $       .25       $       .25        $       .25       $       .25
 Extraordinary loss ...........................              --                --               (.04)               --
                                                    -----------       -----------        -----------       -----------
 Net income per weighted average
   common share ...............................     $       .25       $       .25        $       .21       $       .25
                                                    ===========       ===========        ===========       ===========
Weighted average common shares
 outstanding ..................................      38,182,577        39,636,815         40,011,627        40,034,781
                                                    ===========       ===========        ===========       ===========
Diluted net income per common share:
 Income before extraordinary loss .............     $       .25       $       .25        $       .25       $       .24
 Extraordinary loss ...........................              --                --               (.04)               --
                                                    -----------       -----------        -----------       -----------
 Diluted net income per weighted
   average common share .......................     $       .25       $       .25        $       .21       $       .24
                                                    ===========       ===========        ===========       ===========
 Diluted weighted average common
   shares outstanding .........................      38,767,454        40,178,083         40,533,540        40,533,023
                                                    ===========       ===========        ===========       ===========

15. PRO FORMA RESULTS (UNAUDITED)

     The following unaudited pro forma operating results of the Company for the year ended December 31, 1999 have been prepared as if the property acquisitions made during 1999 had occurred on January 1, 1999. Unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations of the Company would have been had the events occurred as of January 1, 1999, nor does it purport to represent the results of operations for future periods (in thousands except per share data):

       Total Revenues ..............................................     $ 455,663
                                                                         =========
       Income before preferred dividends and distributions, minority
        interests and extraordinary loss ...........................     $ 118,319
                                                                         =========
       Net Income available to common shareholders .................     $  54,712
                                                                         =========
       Net Income per common share .................................     $    1.36
                                                                         =========
       Net income available to Class B common shareholders .........     $  14,675
                                                                         =========
       Net Income per Class B common share .........................     $    2.18
                                                                         =========

16. SUBSEQUENT EVENT

     On January 13, 2000, the Company acquired 1350 Avenue of the Americas, a 540,000 square foot, 35 story, Class A office property, located in New York City, for a purchase price of approximately $126.5 million. This acquisition was financed through a $70 million secured debt financing and a draw under the Credit Facility.

                        RECKSON ASSOCIATES REALTY CORP.
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                                (IN THOUSANDS)


                       COLUMN A                            COLUMN B             COLUMN C                 COLUMN D
------------------------------------------------------ ---------------- ------------------------- ----------------------
                                                                                                    COST CAPITALIZED,
                                                                                                      SUBSEQUENT TO
                                                                              INITIAL COST             ACQUISITION
                                                                        ------------------------- ----------------------
                                                                                   BUILDINGS AND          BUILDINGS AND
                      DESCRIPTION                         ENCUMBRANCE      LAND     IMPROVEMENTS   LAND    IMPROVEMENTS
------------------------------------------------------ ---------------- --------- --------------- ------ ---------------
Vanderbilt Industrial Park, Hauppauge, New York
 (27 buildings in an industrial park) ................       B           $1,940       $ 9,955       --        10,082
Airport International Plaza, Islip, New York (17
 buildings in an industrial park) ....................       2,616 (C)    1,263        13,608       --        10,895
County Line Industrial Center, Huntington, New
 York (3 buildings in an industrial park) ............       B              628         3,686       --         2,693
32 Windsor Place, Islip, New York ....................       B               32           321       --            46
42 Windsor Place, Islip, New York ....................       B               48           327       --           548
505 Walt Whitman Rd., Huntington, New York ...........       B              140            42       --            59
1170 Northern Blvd., N. Great Neck, New York .........       B               30            99       --            34
50 Charles Lindbergh Blvd., Mitchel Field, New
 York ................................................      15,479            A        12,089       --         5,286
200 Broadhollow Road, Melville, New York .............       6,560          338         3,354       --         3,057
48 South Service Road, Melville, New York ............       B            1,652        10,245       --         4,733
395 North Service Road, Melville, New York ...........      20,933            A        15,551       --         6,852
6800 Jericho Turnpike, Syosset, New York .............      15,001          582         6,566       --         8,126
6900 Jericho Turnpike, Syosset, New York .............       5,279          385         4,228       --         3,359
300 Motor Parkway, Hauppauge, New York ...............       B              276         1,136       --         1,510
88 Duryea Road, Melville, New York ...................       B              200         1,565       --           690
210 Blydenburgh Road, Islandia, New York .............       B               11           158       --           156
208 Blydenburgh Road, Islandia, New York .............       B               12           192       --           147
71 Hoffman Lane, Islandia, New York ..................       B               19           260       --           172
933 Motor Parkway, Hauppauge, New York ...............       B              106           375       --           356
65 and 85 South Service Road Plainview, New York .....       B               40           218       --            17
333 Earl Ovington Blvd., Mitchel Field, New York
 (Omni) ..............................................      56,367            A        67,221       --        18,521
135 Fell Court Islip, New York .......................       B              462         1,265       --            52
40 Cragwood Road, South Plainfield, New Jersey .......       B              725         7,131       --         5,593
110 Marcus Drive, Huntington, New York ...............       B              390         1,499       --           107
333 East Shore Road, Great Neck, New York ............       B                A           564       --           200
310 East Shore Road, Great Neck, New York ............       2,322          485         2,009       --         1,458
70 Schmitt Blvd., Farmingdale, New York ..............       B              727         3,408       --            33

                       COLUMN A                                     COLUMN E                 COLUMN F       COLUMN G
------------------------------------------------------ ---------------------------------- -------------- --------------
                                                             GROSS AMOUNT AT WHICH
                                                           CARRIED AT CLOSE OF PERIOD
                                                       ----------------------------------
                                                                  BUILDINGS AND             ACCUMULATED      DATE OF
                      DESCRIPTION                         LAND     IMPROVEMENTS    TOTAL   DEPRECIATION   CONSTRUCTION
------------------------------------------------------ --------- --------------- -------- -------------- --------------
Vanderbilt Industrial Park, Hauppauge, New York
 (27 buildings in an industrial park) ................  $1,940        20,037      21,977      13,495        1961-1979
Airport International Plaza, Islip, New York (17
 buildings in an industrial park) ....................   1,263        24,503      25,766      14,637        1970-1988
County Line Industrial Center, Huntington, New
 York (3 buildings in an industrial park) ............     628         6,379       7,007       4,333        1975-1979
32 Windsor Place, Islip, New York ....................      32           367         399         336             1971
42 Windsor Place, Islip, New York ....................      48           875         923         717             1972
505 Walt Whitman Rd., Huntington, New York ...........     140           101         241          81             1950
1170 Northern Blvd., N. Great Neck, New York .........      30           133         163         127             1947
50 Charles Lindbergh Blvd., Mitchel Field, New
 York ................................................       0        17,375      17,375       9,110             1984
200 Broadhollow Road, Melville, New York .............     338         6,411       6,749       3,774             1981
48 South Service Road, Melville, New York ............   1,652        14,978      16,630       7,277             1986
395 North Service Road, Melville, New York ...........       0        22,403      22,403      11,094             1988
6800 Jericho Turnpike, Syosset, New York .............     582        14,692      15,274       8,631             1977
6900 Jericho Turnpike, Syosset, New York .............     385         7,587       7,972       3,699             1982
300 Motor Parkway, Hauppauge, New York ...............     276         2,646       2,922       1,381             1979
88 Duryea Road, Melville, New York ...................     200         2,255       2,455       1,261             1980
210 Blydenburgh Road, Islandia, New York .............      11           314         325         297             1969
208 Blydenburgh Road, Islandia, New York .............      12           339         351         337             1969
71 Hoffman Lane, Islandia, New York ..................      19           432         451         414             1970
933 Motor Parkway, Hauppauge, New York ...............     106           731         837         592             1973
65 and 85 South Service Road Plainview, New York .....      40           235         275         224             1961
333 Earl Ovington Blvd., Mitchel Field, New York
 (Omni) ..............................................       0        85,742      85,742      19,681             1990
135 Fell Court Islip, New York .......................     462         1,317       1,779         330             1965
40 Cragwood Road, South Plainfield, New Jersey .......     725        12,724      13,449       6,839             1970
110 Marcus Drive, Huntington, New York ...............     390         1,606       1,996       1,190             1980
333 East Shore Road, Great Neck, New York ............       0           764         764         525             1976
310 East Shore Road, Great Neck, New York ............     485         3,467       3,952       1,527             1981
70 Schmitt Blvd., Farmingdale, New York ..............     727         3,441       4,168         497             1965

                       COLUMN A                          COLUMN H      COLUMN I
------------------------------------------------------ ------------ --------------
                                                                     LIFE ON WHICH
                                                           DATE      DEPRECIATION
                      DESCRIPTION                        ACQUIRED     IS COMPUTED
------------------------------------------------------ ------------ --------------
Vanderbilt Industrial Park, Hauppauge, New York
 (27 buildings in an industrial park) ................  1961-1979   10-30 Years
Airport International Plaza, Islip, New York (17
 buildings in an industrial park) ....................  1970-1988   10-30 Years
County Line Industrial Center, Huntington, New
 York (3 buildings in an industrial park) ............  1975-1979   10-30 Years
32 Windsor Place, Islip, New York ....................       1971   10-30 Years
42 Windsor Place, Islip, New York ....................       1972   10-30 Years
505 Walt Whitman Rd., Huntington, New York ...........       1968   10-30 Years
1170 Northern Blvd., N. Great Neck, New York .........       1962   10-30 Years
50 Charles Lindbergh Blvd., Mitchel Field, New
 York ................................................       1984   10-30 Years
200 Broadhollow Road, Melville, New York .............       1981   10-30 Years
48 South Service Road, Melville, New York ............       1986   10-30 Years
395 North Service Road, Melville, New York ...........       1988   10-30 Years
6800 Jericho Turnpike, Syosset, New York .............       1978   10-30 Years
6900 Jericho Turnpike, Syosset, New York .............       1982   10-30 Years
300 Motor Parkway, Hauppauge, New York ...............       1979   10-30 Years
88 Duryea Road, Melville, New York ...................       1980   10-30 Years
210 Blydenburgh Road, Islandia, New York .............       1969   10-30 Years
208 Blydenburgh Road, Islandia, New York .............       1969   10-30 Years
71 Hoffman Lane, Islandia, New York ..................       1970   10-30 Years
933 Motor Parkway, Hauppauge, New York ...............       1973   10-30 Years
65 and 85 South Service Road Plainview, New York .....       1961   10-30 Years
333 Earl Ovington Blvd., Mitchel Field, New York
 (Omni) ..............................................       1995   10-30 Years
135 Fell Court Islip, New York .......................       1992   10-30 Years
40 Cragwood Road, South Plainfield, New Jersey .......       1983   10-30 Years
110 Marcus Drive, Huntington, New York ...............       1980   10-30 Years
333 East Shore Road, Great Neck, New York ............       1976   10-30 Years
310 East Shore Road, Great Neck, New York ............       1981   10-30 Years
70 Schmitt Blvd., Farmingdale, New York ..............       1995   10-30 Years

                                                                       Continued

                        RECKSON ASSOCIATES REALTY CORP.
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                         DECEMBER 31, 1999 (CONTINUED)
                                (IN THOUSANDS)


                        COLUMN A                           COLUMN B           COLUMN C                COLUMN D
------------------------------------------------------- ------------- ------------------------ ----------------------
                                                                                                 COST CAPITALIZED,
                                                                                                   SUBSEQUENT TO
                                                                            INITIAL COST            ACQUISITION
                                                                      ------------------------ ----------------------
                                                                                BUILDINGS AND          BUILDINGS AND
                      DESCRIPTION                        ENCUMBRANCE    LAND     IMPROVEMENTS   LAND    IMPROVEMENTS
------------------------------------------------------- ------------- -------- --------------- ------ ---------------
19 Nicholas Drive, Yaphank, New York ..................          B        160        7,399       --         4,731
1516 Motor Parkway, Hauppauge, New York ...............          B        603        6,722       --           127
125 Baylis Road, Melville, New York ...................          B      1,601        8,626       --         1,443
35 Pinelawn Road, Melville, New York ..................          B        999        7,073       --         2,067
520 Broadhollow Road, Melville, New York ..............          B        457        5,572       --         1,574
1660 Walt Whitman Road, Melville, New York ............          B        370        5,072       --           350
70 Maxess Road, Melville, New York ....................          B        367        1,859       95         2,879
85 Nicon Court, Hauppauge, New York ...................          B        797        2,818       --            64
104 Parkway Drive So., Hauppauge, New York ............          B         54          804       --           136
20 Melville Park Rd., Melville, New York ..............          B        391        2,650       --           202
105 Price Parkway, Hauppauge, New York ................          B      2,030        6,327       --           469
48 Harbor Park Drive,  Hauppauge, New York ............          B      1,304        2,247       --            89
125 Ricefield Lane, Hauppauge, New York ...............          B         13          852       --           330
110 Ricefield Lane, Hauppauge, New York ...............          B         33        1,043       --            57
120 Ricefield Lane, Hauppauge, New York ...............          B         16        1,051       --            74
135 Ricefield Lane, Hauppauge, New York ...............          B         24          906       --           473
30 Hub Drive, Huntington, New York ....................          B        469        1,571       --           312
60 Charles Lindbergh, Mitchel Field, New York .........          B          A       20,800       --         1,654
155 White Plains Rod., Tarrytown, New York ............          B      1,613        2,542       --           874
235 Main Street, Tarrytown, New York ..................          B        933        5,375       --           881
245 Main Street, Tarrytown, New York ..................          B      1,235        7,284       --           614
505 White Plains Road, Tarrytown, New York ............          B        210        1,332       --           209
555 White Plains Road, Tarrytown, New York ............          B        712        4,133       51         4,233
560 White Plains Road, Tarrytown, New York ............          B      1,521        8,756       --         1,788
580 White Plains Road, Tarrytown, New York ............      8,172      2,414       14,595       --         2,203
660 White Plains Road, Tarrytown, New York ............          B      3,929       22,640       45         3,447
Landmark Square, Stamford, Connecticut ................     47,809     11,603       64,466      769        20,723
110 Bi-County Blvd., Farmingdale, New York ............      4,221      2,342        6,665       --           170
RREEF Portfolio, Hauppauge, New York (10
 additional buildings in Vanderbuilt Industrial Park)            B        930       20,619       --         2,845
275 Broadhollow Road, Melville, New York ..............          B      5,250       11,761       --           594
One Eagle Rock, East Hanover, New Jersey ..............          B        803        7,563       --         2,099

                        COLUMN A                                    COLUMN E                 COLUMN F       COLUMN G     COLUMN H
------------------------------------------------------- --------------------------------- -------------- -------------- ----------
                                                              GROSS AMOUNT AT WHICH
                                                           CARRIED AT CLOSE OF PERIOD
                                                        ---------------------------------
                                                                  BUILDINGS AND             ACCUMULATED      DATE OF       DATE
                      DESCRIPTION                         LAND     IMPROVEMENTS    TOTAL   DEPRECIATION   CONSTRUCTION   ACQUIRED
------------------------------------------------------- -------- --------------- -------- -------------- -------------- ----------
19 Nicholas Drive, Yaphank, New York ..................     160       12,130      12,290       1,147             1989      1995
1516 Motor Parkway, Hauppauge, New York ...............     603        6,849       7,452       1,012             1981      1995
125 Baylis Road, Melville, New York ...................   1,601       10,069      11,670       1,353             1980      1995
35 Pinelawn Road, Melville, New York ..................     999        9,140      10,139       1,508             1980      1995
520 Broadhollow Road, Melville, New York ..............     457        7,146       7,603       1,461             1978      1995
1660 Walt Whitman Road, Melville, New York ............     370        5,422       5,792         802             1980      1995
70 Maxess Road, Melville, New York ....................     462        4,738       5,200         585             1967      1995
85 Nicon Court, Hauppauge, New York ...................     797        2,882       3,679         383             1984      1995
104 Parkway Drive So., Hauppauge, New York ............      54          940         994         124             1985      1996
20 Melville Park Rd., Melville, New York ..............     391        2,852       3,243         316             1965      1996
105 Price Parkway, Hauppauge, New York ................   2,030        6,796       8,826         871             1969      1996
48 Harbor Park Drive,  Hauppauge, New York ............   1,304        2,336       3,640         299             1976      1996
125 Ricefield Lane, Hauppauge, New York ...............      13        1,182       1,195         229             1973      1996
110 Ricefield Lane, Hauppauge, New York ...............      33        1,100       1,133         150             1980      1996
120 Ricefield Lane, Hauppauge, New York ...............      16        1,125       1,141         125             1983      1996
135 Ricefield Lane, Hauppauge, New York ...............      24        1,379       1,403         284             1981      1996
30 Hub Drive, Huntington, New York ....................     469        1,883       2,352         269             1976      1996
60 Charles Lindbergh, Mitchel Field, New York .........       0       22,454      22,454       3,041             1989      1996
155 White Plains Rod., Tarrytown, New York ............   1,613        3,416       5,029         390             1963      1996
235 Main Street, Tarrytown, New York ..................     933        6,256       7,189         868             1974      1996
245 Main Street, Tarrytown, New York ..................   1,235        7,898       9,133       1,163             1983      1996
505 White Plains Road, Tarrytown, New York ............     210        1,541       1,751         270             1974      1996
555 White Plains Road, Tarrytown, New York ............     763        8,366       9,129       1,551             1972      1996
560 White Plains Road, Tarrytown, New York ............   1,521       10,544      12,065       2,155             1980      1996
580 White Plains Road, Tarrytown, New York ............   2,414       16,798      19,212       2,618             1997      1996
660 White Plains Road, Tarrytown, New York ............   3,974       26,087      30,061       3,974             1983      1996
Landmark Square, Stamford, Connecticut ................  12,372       85,189      97,561       8,489        1973-1984      1996
110 Bi-County Blvd., Farmingdale, New York ............   2,342        6,835       9,177         723             1984      1997
RREEF Portfolio, Hauppauge, New York (10
 additional buildings in Vanderbuilt Industrial Park)       930       23,464      24,394       2,358        1974-1982      1997
275 Broadhollow Road, Melville, New York ..............   5,250       12,355      17,605       1,191             1970      1997
One Eagle Rock, East Hanover, New Jersey ..............     803        9,662      10,465       1,077             1986      1997

                        COLUMN A                           COLUMN I
------------------------------------------------------- --------------
                                                         LIFE ON WHICH
                                                         DEPRECIATION
                      DESCRIPTION                         IS COMPUTED
------------------------------------------------------- --------------
19 Nicholas Drive, Yaphank, New York ..................  10-30 Years
1516 Motor Parkway, Hauppauge, New York ...............  10-30 Years
125 Baylis Road, Melville, New York ...................  10-30 Years
35 Pinelawn Road, Melville, New York ..................  10-30 Years
520 Broadhollow Road, Melville, New York ..............  10-30 Years
1660 Walt Whitman Road, Melville, New York ............  10-30 Years
70 Maxess Road, Melville, New York ....................  10-30 Years
85 Nicon Court, Hauppauge, New York ...................  10-30 Years
104 Parkway Drive So., Hauppauge, New York ............  10-30 Years
20 Melville Park Rd., Melville, New York ..............  10-30 Years
105 Price Parkway, Hauppauge, New York ................  10-30 Years
48 Harbor Park Drive,  Hauppauge, New York ............  10-30 Years
125 Ricefield Lane, Hauppauge, New York ...............  10-30 Years
110 Ricefield Lane, Hauppauge, New York ...............  10-30 Years
120 Ricefield Lane, Hauppauge, New York ...............  10-30 Years
135 Ricefield Lane, Hauppauge, New York ...............  10-30 Years
30 Hub Drive, Huntington, New York ....................  10-30 Years
60 Charles Lindbergh, Mitchel Field, New York .........  10-30 Years
155 White Plains Rod., Tarrytown, New York ............  10-30 Years
235 Main Street, Tarrytown, New York ..................  10-30 Years
245 Main Street, Tarrytown, New York ..................  10-30 Years
505 White Plains Road, Tarrytown, New York ............  10-30 Years
555 White Plains Road, Tarrytown, New York ............  10-30 Years
560 White Plains Road, Tarrytown, New York ............  10-30 Years
580 White Plains Road, Tarrytown, New York ............  10-30 Years
660 White Plains Road, Tarrytown, New York ............  10-30 Years
Landmark Square, Stamford, Connecticut ................  10-30 Years
110 Bi-County Blvd., Farmingdale, New York ............  10-30 Years
RREEF Portfolio, Hauppauge, New York (10
 additional buildings in Vanderbuilt Industrial Park)    10-30 Years
275 Broadhollow Road, Melville, New York ..............  10-30 Years
One Eagle Rock, East Hanover, New Jersey ..............  10-30 Years

                                                                       Continued

                        RECKSON ASSOCIATES REALTY CORP.
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                         DECEMBER 31, 1999 (CONTINUED)
                                (IN THOUSANDS)


                   COLUMN A                      COLUMN B           COLUMN C                COLUMN D
--------------------------------------------- ------------- ------------------------ ----------------------
                                                                                       COST CAPITALIZED,
                                                                                         SUBSEQUENT TO
                                                                  INITIAL COST            ACQUISITION
                                                            ------------------------ ----------------------
                                                                      BUILDINGS AND          BUILDINGS AND
                 DESCRIPTION                   ENCUMBRANCE    LAND     IMPROVEMENTS   LAND    IMPROVEMENTS
--------------------------------------------- ------------- -------- --------------- ------ ---------------
710 Bridgeport Avenue, Shelton, Connecticut .         B       5,405       21,620        7          623
101 JFK Expressway, Short Hills, New Jersey .         B       7,745       43,889       --        1,134
10 Rooney Circle, West Orange, New Jersey ...         B       1,302        4,615        1          421
Executive Hill Office Park, West Orange, New
 Jersey .....................................         B       7,629       31,288        4        1,073
3 University Plaza, Hackensack, New Jersey ..         B       7,894       11,846      ---        1,068
400 Garden City Plaza, Garden City, New York          B      13,986       10,127      ---        1,275
425 Rabro Drive, Hauppauge, New York ........         B         665        3,489      ---           71
One Paragon Drive, Montvale, New Jersey .....         B       2,773        9,901      ---          533
90 Merrick Avenue, East Meadow, New York ....         B           A       19,193      ---        3,350
150 Motor Parkway, Hauppauge, New York ......         B       1,114       20,430      ---        2,588
390 Motor Parkway, Hauppauge, New York ......         B         240        4,459       --          249
Reckson Executive Park, Ryebrook, New York ..         B      18,343       55,028       --        1,299
120 White Plains Road, Tarrytown, New York ..         B       3,355       24,605       --          182
University Square, Princeton, New Jersey ....         B       3,288        8,888       --          111
100 Andrews Road Hicksville, New York .......         B       2,337        1,711      155        5,707
2 Macy Road, Harrison, New York .............         B         642        2,131       --           47
80 Grasslands, Elmsford, New York ...........         B       1,208        6,728       --          242
65 Marcus Drive, Melville, New York .........         B         295        1,966       57          885
400 Cabot Drive, Hamilton, New Jersey .......         B       2,068       18,614       --           71
51 JFK Parkway, Short Hills, New York .......         B       8,732       58,437       --          874
Triad V -- 1979 Marcus Ave. Lake Success, New
 York .......................................         B       3,528       31,786       --        5,897
100 Forge Way, Rockaway, New Jersey .........         B         315          902       --           89
200 Forge Way, Rockaway, New Jersey .........         B       1,128        3,228       --          178
300 Forge Way, Rockaway, New Jersey .........         B         376        1,075       --          254
400 Forge Way, Rockaway, New Jersey .........         B       1,142        3,267       --          179
51-55 Charles Lindergh Blvd., Uniondale, New
 York .......................................         B           A       27,975       --        4,174
155 Passaic Avenue, Fairfield, New Jersey ...         B           3        3,538       --        1,418
100 Summit Drive Vahalla, New York ..........    22,614       3,007       41,351       --        2,769

                   COLUMN A                               COLUMN E                 COLUMN F       COLUMN G     COLUMN H
--------------------------------------------- --------------------------------- -------------- -------------- ----------
                                                    GROSS AMOUNT AT WHICH
                                                 CARRIED AT CLOSE OF PERIOD
                                              ---------------------------------
                                                        BUILDINGS AND             ACCUMULATED      DATE OF       DATE
                 DESCRIPTION                    LAND     IMPROVEMENTS    TOTAL   DEPRECIATION   CONSTRUCTION   ACQUIRED
--------------------------------------------- -------- --------------- -------- -------------- -------------- ----------
710 Bridgeport Avenue, Shelton, Connecticut .   5,412       22,243      27,655       2,091        1971-1979     1997
101 JFK Expressway, Short Hills, New Jersey .   7,745       45,023      52,768       3,970             1981     1997
10 Rooney Circle, West Orange, New Jersey ...   1,303        5,036       6,339         505             1971     1997
Executive Hill Office Park, West Orange, New
 Jersey .....................................   7,633       32,361      39,994       2,782        1978-1984     1997
3 University Plaza, Hackensack, New Jersey ..   7,894       12,914      20,808       1,157             1985     1997
400 Garden City Plaza, Garden City, New York   13,986       11,402      25,388         938             1989     1997
425 Rabro Drive, Hauppauge, New York ........     665        3,560       4,225         305             1980     1997
One Paragon Drive, Montvale, New Jersey .....   2,773       10,434      13,207         870             1980     1997
90 Merrick Avenue, East Meadow, New York ....       0       22,543      22,543       1,817             1985     1997
150 Motor Parkway, Hauppauge, New York ......   1,114       23,018      24,132       1,999             1984     1997
390 Motor Parkway, Hauppauge, New York ......     240        4,708       4,948         386             1980     1997
Reckson Executive Park, Ryebrook, New York ..  18,343       56,327      74,670       4,140        1983-1986     1997
120 White Plains Road, Tarrytown, New York ..   3,355       24,787      28,142       1,717             1984     1997
University Square, Princeton, New Jersey ....   3,288        8,999      12,287         625             1987     1997
100 Andrews Road Hicksville, New York .......   2,492        7,418       9,910         826             1954     1996
2 Macy Road, Harrison, New York .............     642        2,178       2,820         158             1962     1997
80 Grasslands, Elmsford, New York ...........   1,208        6,970       8,178         516        1989/1964     1997
65 Marcus Drive, Melville, New York .........     352        2,851       3,203         310             1968     1996
400 Cabot Drive, Hamilton, New Jersey .......   2,068       18,685      20,753       1,255             1989     1998
51 JFK Parkway, Short Hills, New York .......   8,732       59,311      68,043       3,643             1988     1998
Triad V -- 1979 Marcus Ave. Lake Success, New
 York .......................................   3,528       37,683      41,211       2,669             1987     1998
100 Forge Way, Rockaway, New Jersey .........     315          991       1,306          67             1986     1998
200 Forge Way, Rockaway, New Jersey .........   1,128        3,406       4,534         227             1989     1998
300 Forge Way, Rockaway, New Jersey .........     376        1,329       1,705         101             1989     1998
400 Forge Way, Rockaway, New Jersey .........   1,142        3,446       4,588         230             1989     1998
51-55 Charles Lindergh Blvd., Uniondale, New
 York .......................................       0       32,149      32,149       3,232             1981     1998
155 Passaic Avenue, Fairfield, New Jersey ...       3        4,956       4,959         296             1984     1998
100 Summit Drive Vahalla, New York ..........   3,007       44,120      47,127       2,614             1988     1998

                   COLUMN A                      COLUMN I
--------------------------------------------- --------------
                                               LIFE ON WHICH
                                               DEPRECIATION
                 DESCRIPTION                    IS COMPUTED
--------------------------------------------- --------------
710  Bridgeport Avenue, Shelton, Connecticut.. 10-30 Years
101 JFK Expressway, Short Hills, New Jersey... 10-30 Years
10 Rooney Circle, West Orange, New Jersey .... 10-30 Years
Executive Hill Office Park, West Orange, New
 Jersey .....................................  10-30 Years
3 University Plaza, Hackensack, New Jersey ..  10-30 Years
400 Garden City Plaza, Garden City, New York   10-30 Years
425 Rabro Drive, Hauppauge, New York ........  10-30 Years
One Paragon Drive, Montvale, New Jersey .....  10-30 Years
90 Merrick Avenue, East Meadow, New York ....  10-30 Years
150 Motor Parkway, Hauppauge, New York ......  10-30 Years
390 Motor Parkway, Hauppauge, New York ......  10-30 Years
Reckson Executive Park, Ryebrook, New York ..  10-30 Years
120 White Plains Road, Tarrytown, New York ..  10-30 Years
University Square, Princeton, New Jersey ....  10-30 Years
100 Andrews Road Hicksville, New York .......  10-30 Years
2 Macy Road, Harrison, New York .............  10-30 Years
80 Grasslands, Elmsford, New York ...........  10-30 Years
65 Marcus Drive, Melville, New York .........  10-30 Years
400 Cabot Drive, Hamilton, New Jersey .......  10-30 Years
51 JFK Parkway, Short Hills, New York .......  10-30 Years
Triad V -- 1979 Marcus Ave. Lake Success, New
 York .......................................  10-30 Years
100 Forge Way, Rockaway, New Jersey .........  10-30 Years
200 Forge Way, Rockaway, New Jersey .........  10-30 Years
300 Forge Way, Rockaway, New Jersey .........  10-30 Years
400 Forge Way, Rockaway, New Jersey .........  10-30 Years
51-55 Charles Lindergh Blvd., Uniondale, New
 York .......................................  10-30 Years
155 Passaic Avenue, Fairfield, New Jersey ...  10-30 Years
100 Summit Drive Vahalla, New York ..........  10-30 Years

                                                                       Continued

                        RECKSON ASSOCIATES REALTY CORP.
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                         DECEMBER 31, 1999 (CONTINUED)
                                (IN THOUSANDS)

                     COLUMN A                         COLUMN B            COLUMN C                   COLUMN D
-------------------------------------------------- ------------- --------------------------- -------------------------
                                                                                                 COST CAPITALIZED,
                                                                                                   SUBSEQUENT TO
                                                                        INITIAL COST                ACQUISITION
                                                                 --------------------------- -------------------------
                                                                              BUILDINGS AND             BUILDINGS AND
                    DESCRIPTION                     ENCUMBRANCE      LAND      IMPROVEMENTS     LAND     IMPROVEMENTS
-------------------------------------------------- ------------- ----------- --------------- --------- ---------------
115/117 Stevens Avenue, Valhalla, New York .......           B       1,094          22,490        --           628
200 Summit Lake Drive, Valhalla, New York ........      20,463       4,343          37,305        --           541
140 Grand Street., Valhalla, New York ............           B       1,932          18,744        --           153
500 Summit Lake Drive, Valhalla, New York ........           B       7,052          37,309        --         7,547
5 Henderson Drive, West Caldwell, New Jersey .....           B       2,450           6,984         4           690
Stamford Towers, Stamford, Connecticut ...........           B      13,557          47,916        --         3,377
99 Cherry Hill Road, Parsippany, New Jersey ......           B       2,360           7,508        --           339
119 Cherry Hill Road, Parsipanny, New Jersey .....           B       2,512           7,622        --           577
120 Wilbur Place, Bohemia, New York ..............           B         202           1,154         8           114
45 Melville Park Road, Melville, New York ........           B         355           1,487        --         1,813
500 Saw Mill River Road, Elmsford, New York ......           B       1,542           3,796        --           178
2004 Orville Drive, No. Bohemia, New York ........           B         633           4,226        --         1,407
2005 Orville Drive North Bohemia, New York .......           B         984           5,410        --           489
120 W. 45th Street New York, New York ............      66,933      28,757         162,809        --           338
4 Appelgate Drive Robbinsville, New Jersey .......           B         544           7,623        --         1,503
1305 Walt Whitman Road Melville, New York ........           B       2,885          15,029        --         3,448
600 Old Willets Path Hauppauge, New York .........           B         295           3,521        --           723
1255 Broad Street Clifton, New Jersey ............           B       1,329          15,869        --         2,806
810 Seventh Avenue New York, New York ............      86,822      26,984         152,767        --         2,036
120 Mineola Blvd. Mineola, New York ..............           B       1,869          10,603        --            41
100 Wall Street, New York, New York ..............      37,623      11,749          66,517        --         1,020
One Orlando, Orlando, Florida ....................      39,960       9,386          51,136        --             0
Land held for development ........................           B      60,894             ---        --             0
Developments in progress .........................         ---         ---          68,690        --            --
Other property ...................................           B         ---             ---        --         5,482
                                                        ------      ------         -------        --         -----
Total ............................................    $459,174    $335,902      $1,656,797    $1,196       214,504
                                                      ========    ========      ==========    ======       =======
                     COLUMN A                                      COLUMN E                    COLUMN F       COLUMN G
-------------------------------------------------- ---------------------------------------- -------------- --------------
                                                            GROSS AMOUNT AT WHICH
                                                          CARRIED AT CLOSE OF PERIOD
                                                   ----------------------------------------
                                                                BUILDINGS AND                 ACCUMULATED      DATE OF
                    DESCRIPTION                        LAND      IMPROVEMENTS      TOTAL     DEPRECIATION   CONSTRUCTION
-------------------------------------------------- ----------- --------------- ------------ -------------- --------------
115/117 Stevens Avenue, Valhalla, New York .......     1,094         23,118        24,212         1,309        1984
200 Summit Lake Drive, Valhalla, New York ........     4,343         37,846        42,189         2,133        1990
140 Grand Street., Valhalla, New York ............     1,932         18,897        20,829         1,059        1991
500 Summit Lake Drive, Valhalla, New York ........     7,052         44,856        51,908         1,779        1986
5 Henderson Drive, West Caldwell, New Jersey .....     2,454          7,674        10,128           363        1967
Stamford Towers, Stamford, Connecticut ...........    13,557         51,293        64,850         2,686        1989
99 Cherry Hill Road, Parsippany, New Jersey ......     2,360          7,847        10,207           375        1982
119 Cherry Hill Road, Parsipanny, New Jersey .....     2,512          8,199        10,711           385        1982
120 Wilbur Place, Bohemia, New York ..............       210          1,268         1,478            64        1972
45 Melville Park Road, Melville, New York ........       355          3,300         3,655           229        1998
500 Saw Mill River Road, Elmsford, New York ......     1,542          3,974         5,516           264        1968
2004 Orville Drive, No. Bohemia, New York ........       633          5,633         6,266           522        1998
2005 Orville Drive North Bohemia, New York .......       984          5,899         6,883            58        1999
120 W. 45th Street New York, New York ............    28,757        163,147       191,904         3,603        1998
4 Appelgate Drive Robbinsville, New Jersey .......       544          9,126         9,670           300        1999
1305 Walt Whitman Road Melville, New York ........     2,885         18,477        21,362           579        1999
600 Old Willets Path Hauppauge, New York .........       295          4,244         4,539           143        1999
1255 Broad Street Clifton, New Jersey ............     1,329         18,675        20,004           175        1999
810 Seventh Avenue New York, New York ............    26,984        154,803       181,787         3,398        1970
120 Mineola Blvd. Mineola, New York ..............     1,869         10,644        12,513           234        1977
100 Wall Street, New York, New York ..............    11,749         67,537        79,286         1,477        1969
One Orlando, Orlando, Florida ....................     9,386         51,136        60,522           702        1987
Land held for development ........................    60,894              0        60,894             0         N/A
Developments in progress .........................        --         68,690        68,690             0
Other property ...................................        --          5,482         5,482           637
                                                      ------        -------       -------         -----
Total ............................................  $337,098      1,871,301     2,208,399       215,112
                                                    ========      =========     =========       =======

                     COLUMN A                       COLUMN H     COLUMN I
-------------------------------------------------- ---------- --------------
                                                               LIFE ON WHICH
                                                      DATE     DEPRECIATION
                    DESCRIPTION                     ACQUIRED    IS COMPUTED
-------------------------------------------------- ---------- --------------
115/117 Stevens Avenue, Valhalla, New York .......     1998   10-30 Years
200 Summit Lake Drive, Valhalla, New York ........     1998   10-30 Years
140 Grand Street., Valhalla, New York ............     1998   10-30 Years
500 Summit Lake Drive, Valhalla, New York ........     1998   10-30 Years
5 Henderson Drive, West Caldwell, New Jersey .....     1998   10-30 Years
Stamford Towers, Stamford, Connecticut ...........     1998   10-30 Years
99 Cherry Hill Road, Parsippany, New Jersey ......     1998   10-30 Years
119 Cherry Hill Road, Parsipanny, New Jersey .....     1998   10-30 Years
120 Wilbur Place, Bohemia, New York ..............     1998   10-30 Years
45 Melville Park Road, Melville, New York ........     1998   10-30 Years
500 Saw Mill River Road, Elmsford, New York ......     1998   10-30 Years
2004 Orville Drive, No. Bohemia, New York ........     1998   10-30 Years
2005 Orville Drive North Bohemia, New York .......     1999   10-30 Years
120 W. 45th Street New York, New York ............     1999   10-30 Years
4 Appelgate Drive Robbinsville, New Jersey .......     1999   10-30 Years
1305 Walt Whitman Road Melville, New York ........     1999   10-30 Years
600 Old Willets Path Hauppauge, New York .........     1999   10-30 Years
1255 Broad Street Clifton, New Jersey ............     1999   10-30 Years
810 Seventh Avenue New York, New York ............     1999   10-30 Years
120 Mineola Blvd. Mineola, New York ..............     1999   10-30 Years
100 Wall Street, New York, New York ..............     1999   10-30 Years
One Orlando, Orlando, Florida ....................     1999   10-30 Years
Land held for development ........................   Various       N/A
Developments in progress .........................
Other property ...................................
Total ............................................

--------------

A These land  parcels  are leased (see Note 4).
B There are no  encumbrances  on these properties.
C The Encumbrance of $2,616 is related to one property.
  The aggregate cost for Federal Income Tax purposes was approximately $1,728 million at December 31, 1999.

                        RECKSON ASSOCIATES REALTY CORP.
     SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                                (IN THOUSANDS)

     The changes in real estate for each of the periods in the three years ended December 31, 1999 are as follows:


                                                 1999            1998            1997
                                            -------------   -------------   --------------
       Real estate balance at beginning
        of period .......................    $1,737,133      $1,011,228       $  516,768
       Improvements .....................        57,571         134,582           37,778
       Disposal, including write-off of
        fully depreciated building
        improvements ....................      (317,864)             --             (154)
       Acquisitions .....................       731,559         591,323          456,836
                                             ----------      ----------       ----------
       Balance at end of period .........    $2,208,399      $1,737,133       $1,011,228
                                             ==========      ==========       ==========


     The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, furniture and fixtures, for each of the periods in the three years ended December 31, 1999 are as follows:


                                                   1999          1998          1997
                                               -----------   -----------   ------------
       Balance at beginning of period ......    $156,231      $108,652       $ 86,344
       Depreciation for period .............      65,471        47,579         22,442
       Disposal, including write-off of
        fully depreciated building
        improvements .......................      (6,590)           --           (134)
                                                --------      --------       --------
       Balance at end of period ............    $215,112      $156,231       $108,652
                                                ========      ========       ========


 EXHIBIT       FILING
  NUMBER     REFERENCE                                       DESCRIPTION
---------   -----------   --------------------------------------------------------------------------------
 3.1             a        Amended and Restated Articles of Incorporation
 3.2                      Amended and Restated By-Laws of Registrant
 3.3             h        Articles Supplementary of the Registrant Establishing and Fixing the Rights and
                          Preferences of a Series of Shares of Preferred Stock filed with the Maryland
                          State Department of Assessments and Taxation on April 9, 1998
 3.4                      Articles Supplementary of the Registrant Establishing and Fixing the Rights and
                          Preferences of a Class of Shares of Common Stock filed with the Maryland State
                          Department of Assessments and Taxation on May 24, 1999.
 3.5             k        Articles Supplementary of the Registrant Establishing and Fixing the Rights and
                          Preferences of a Series of Shares of Preferred Stock filed with the Maryland
                          State Department of Assessments and Taxation on May 28, 1999
 3.6                      Articles of Amendment of the Registrant filed with the Maryland State
                          Department of Assessments and Taxation on January 4, 2000.
 3.7                      Articles Supplementary of the Registrant filed with the Maryland State
                          Department of Assessments and Taxation on January 11, 2000.
 4.1             b        Specimen Share Certificate of Common Stock
 4.2             h        Specimen Share Certificate of Series A Preferred Stock
 4.3             j        Form of 7.40% Notes due 2004 of Reckson Operating Partnership, L.P.
 4.4             j        Form of 7.75% Notes due 2009 of Reckson Operating Partnership, L.P.
 4.5             j        Indenture, dated March 26, 1999, among Reckson Operating Partnership, L.P., the Company, and The Bank of New York, as trustee
10.1             a        Amended and Restated Agreement of Limited Partnership of Reckson
                          Operating Partnership, L.P.
10.2             h        Supplement to the Amended and Restated Agreement of Limited Partnership
                          of Reckson Operating Partnership, L.P. Establishing Series A Preferred Units of
                          Limited Partnership Interest
10.3             h        Supplement to the Amended and Restated Agreement of Limited Partnership
                          of Reckson Operating Partnership, L.P. Establishing Series B Preferred Units of
                          Limited Partnership Interest
10.4             h        Supplement to the Amended and Restated Agreement of Limited Partnership
                          of Reckson Operating Partnership, L.P. Establishing Series C Preferred Units of
                          Limited Partnership Interest
10.5             h        Supplement to the Amended and Restated Agreement of Limited Partnership
                          of Reckson Operating Partnership, L.P. Establishing Series D Preferred Units of
                          Limited Partnership Interest
10.6                      Supplement to the Amended and Restated Agreement of Limited Partnership
                          of Reckson Operating Partnership, L.P. Establishing Series B Common Units of
                          Limited Partnership Interest
10.7                      Supplement to the Amended and Restated Agreement of Limited Partnership
                          of Reckson Operating Partnership, L.P. Establishing Series E Preferred
                          Partnership Units of Limited Partnership Interest
10.8             f        Third Amended and Restated Agreement of Limited Partnership of Omni
                          Partners, L.P.
10.9             i        Amendment and Restatement of Employment and Non-Competition
                          Agreement between Registrant and Donald Rechler
10.10            i        Amendment and Restatement of Employment and Non-Competition
                          Agreement between Registrant and Scott Rechler

  EXHIBIT       FILING
  NUMBER      REFERENCE                                      DESCRIPTION
----------   -----------   ------------------------------------------------------------------------------
10.11             i        Amendment and Restatement of Employment and Non-Competition
                           Agreement between Registrant and Mitchell Rechler
10.12             i        Amendment and Restatement of Employment and Non-Competition
                           Agreement between Registrant and Gregg Rechler
10.13             i        Amendment and Restatement of Employment and Non-Competition
                           Agreement between Registrant and Roger Rechler
10.14             i        Amendment and Restatement of Employment and Non-Competition
                           Agreement between Registrant and J. Michael Maturo
10.15             a        Purchase Option Agreements relating to the Reckson Option Properties
10.16             a        Purchase Option Agreements relating to the Other Option Properties
10.17             c        Amended 1995 Stock Option Plan
10.18             c        1996 Employee Stock Option Plan
10.19             b        Ground Leases for certain of the properties
10.20             i        Third Amended and Restated Agreement of Limited Partnership of Reckson FS
                           Limited Partnership
10.21             a        Indemnity Agreement relating to 100 Oser Avenue
10.22             f        Amended and Restated 1997 Stock Option Plan
10.23             f        1998 Stock Option Plan
10.24             f        Note Purchase Agreement for the Senior Unsecured Notes
10.25             i        Amended and Restated Severance Agreement between Registrant and Donald
                           Rechler
10.26             i        Amended and Restated Severance Agreement between Registrant and Scott
                           Rechler
10.27             i        Amended and Restated Severance Agreement between Registrant and Mitchell
                           Rechler
10.28             i        Amended and Restated Severance Agreement between Registrant and Gregg
                           Rechler
10.29             i        Amended and Restated Severance Agreement between Registrant and Roger
                           Rechler
10.30             i        Amended and Restated Severance Agreement between Registrant and J.
                           Michael Maturo
10.31             d        $500 million Credit Agreement dated July 23, 1998 among Reckson Operating
                           Partnership, L.P. and Reckson Morris Operating Partnership, L.P. and the
                           Chase Manhattan Bank, UBS AG and PNC Bank and other lenders party thereto
10.32             g        Agreement and Plan of Merger by and among Tower Realty Trust, Inc.,
                           Reckson Associates Realty Corp., Reckson Operating Partnership, L.P. and
                           Metropolitan Partners LLC, dated December 8, 1998
10.33             g        Stock Purchase Agreement by and between Tower Realty Trust, Inc. and
                           Metropolitan Partners LLC, dated December 8, 1998
10.34             g        Amended and Restated Operating Agreement of Metropolitan Partners LLC,
                           dated December 8, 1998
10.35             i        Intercompany Agreement by and between Reckson Operating Partnership, L.P.
                           and Reckson Service Industries, Inc., dated May 13, 1998
10.36                      Amended and Restated Credit Agreement dated as of August 4, 1999 between
                           Reckson Service Industries, Inc., as borrower and Reckson Operating
                           Partnership, L.P., as Lender relating to Reckson Strategic Venture Partners,
                           LLC ("RSVP Credit Agreement")
10.37                      Amended and Restated Credit Agreement dated as of August 4, 1999 between
                           Reckson Service Industries, Inc., as borrower and Reckson Operating
                           Partnership, L.P., as Lender relating to the operations of Reckson Service
                           Industries, Inc. ("RSI Credit Agreement")

  EXHIBIT       FILING
  NUMBER      REFERENCE                                        DESCRIPTION
----------   -----------   -----------------------------------------------------------------------------------
10.38                      Letter Agreement, dated November 30, 1999, amending the RSVP Credit
                           Agreement and the RSI Credit Agreement
10.39             j        Terms Agreement, dated March 23, 1999, between Reckson Operating
                           Partnership, L.P. and Goldman, Sachs & Co., on behalf of itself and the other named underwriters
10.40             k        $130 million Credit Agreement dated as of May 24, 1999 among Metropolitan
                           Operating Partnership, L.P., Warburg Dillon Read and UBS AG, Stamford
                           Branch
10.41             k        Guaranty Agreement dated as of May 24, 1999 among Metropolitan Operating
                           Partnership, L.P., Warburg Dillon Read and UBS AG, Stamford Branch
10.42             k        Purchase Agreement dated as of May 27, 1999 among Stichting Pensioenfonds
                           ABP, The Travelers Insurance Company, The Travelers Life and Annuity
                           Company, The Standard Fire Insurance Company, Travelers Casualty and
                           Surety Company, Reckson Associates Realty Corp. and Reckson Operating
                           Partnership, L.P. relating to 6,000,000 shares of Series B Convertible Cumulative
                           Preferred Stock
10.43             k        Registration Rights Agreement among Stichting Pensioenfonds ABP, The
                           Travelers Insurance Company, The Travelers Life and Annuity Company, The
                           Standard Fire Insurance Company, Travelers Casualty and Surety Company and
                           Reckson Associates Realty Corp. relating to 6,000,000 shares of Series B
                           Convertible Cumulative Preferred Stock
10.44             l        Consolidated, Amended and Restated Fee and Leasehold Mortgage Note
                           relating to 919 Third Avenue
10.45             o        Agreement of Purchase and Sale, between NBBRE 919 Third Avenue
                           Associates, L.P., as Seller, and Reckson Operating Partnership, L.P., as
                           Purchaser
10.46             l        Side Letter to Agreement of Purchase and Sale, between NBBRE 919 Third
                           Avenue Associates, L.P., as Seller, and Reckson Operating Partnership, L.P., as
                           Purchaser
10.47             m        Contribution and Exchange Agreement by and between Reckson Morris
                           Industrial Trust, Reckson Morris Industrial Interim GP, LLC, Reckson
                           Operating Partnership, L.P., Robert Morris, Joseph D. Morris, Ronald Schram,
                           Mark M. Bava, The Drew Morris Trust, The Justin Morris Trust, The Keith
                           Morris Trust, Joseph D. Morris Family Limited Partnership and Robert Morris
                           Family Limited Partnership, and American Real Estate Investment L.P. and
                           American Real Estate Corporation
10.48             n        Agreement of Purchase and Sale by and among Black Canyon Loop Company
                           LLC, Metropolitan Operating Partnership, L.P. and Safeway Inc.
10.49             n        Purchase and Sale Agreement by and between Corporate Center Associates
                           Limited Partnership and Transwestern Investment Company, L.L.C.
10.50             n        Purchase and Sale Agreement by and between East Broadway 5151 Limited
                           Partnership, Metropolitan Operating Partnership, L.P., 5750 Associates Limited
                           Partnership, Maitland Associates, Ltd. and Maitland West Associates Limited
                           Partnership and Praedium Performance Fund IV, L.P.
10.51             n        Purchase and Sale Agreement by and between Metropolitan Operating
                           Partnership, L.P. and HUB Properties Trust
10.52             o        Contract and Sale Agreement between 54-55 Street Company and Reckson
                           Operating Partnership, L.P.
10.53             p        1999 $75 million Second Amended and Restated Credit Facility Agreement
                           dated as of December 17, 1999
10.54             p        1999 Second Amended and Restated Guaranty Agreement dated as of
                           December 17, 1999

 EXHIBIT      FILING
 NUMBER     REFERENCE                           DESCRIPTION
--------   -----------   ---------------------------------------------------------
12.1                     Statement of Ratios of Earnings to Fixed Charges
21.1                     Statement of Subsidiaries
23.0                     Consent of Independent Auditors
24.1                     Power of Attorney (included in Part IV of the Form 10-K)
27.0                     Financial Data Schedule

----------
(a) Previously filed as an exhibit to Registration Statement Form S-11 (No. 333-1280) and incorporated herein by reference.

(b) Previously filed as an exhibit to Registration Statement Form S-11 (No. 33-84324) and incorporated herein by reference.

(c) Previously filed as an exhibit to the Company's Form 8-K report filed with the SEC on November 25, 1996 and incorporated herein by reference.

(d) Previously filed as an exhibit to the Company's Form 8-K report filed with the SEC on August 14, 1998 and incorporated herein by reference.

(e) Previously filed as an exhibit to the Company's Form 8-K report filed with the SEC on February 5, 1999 and incorporated herein by reference.

(f) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 26, 1998 and incorporated herein by reference.

(g) Previously filed as an exhibit to the Company's Form 8-K report filed with the SEC on December 22, 1998 and incorporated herein by reference.

(h) Previously filed as an exhibit to the Company's Form 8-K report filed with the SEC on March 1, 1999 and incorporated herein by reference.

(i) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 16, 1999 and incorporated herein by reference.

(j) Previously filed as an exhibit to the Company's Form 8-K filed with SEC on March 26, 1999 and incorporated herein by reference.

(k) Previously filed as an exhibit to the Company's Form 8-K filed with SEC on June 7, 1999 and incorporated herein by reference.

(l) Previously filed as an exhibit to the Company's Form 8-K filed with SEC on June 25, 1999 and incorporated herein by reference.

(m) Previously filed as an exhibit to the Company's Form 8-K filed with SEC on August 25, 1999 and incorporated herein by reference.

(n) Previously filed as an exhibit to the Company's Form 8-K filed with SEC on October 25, 1999 and incorporated herein by reference.

(o) Previously filed as an exhibit to the Company's Form 8-K filed with SEC on January 14, 2000 and incorporated herein by reference.

(p) Previously filed as an exhibit to the Company's Form 8-K filed with SEC on February 8, 2000 and incorporated herein by reference.