Form 10-Q
period 2000-03-31
RECKSON ASSOCIATES REALTY CORP
filed 2000-05-12
CIK 930548

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                               ------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000



                        COMMISSION FILE NUMBER: 1-13762

                              ------------------

                        RECKSON ASSOCIATES REALTY CORP.
            (Exact name of registrant as specified in its charter)





                   MARYLAND                                    11-3233650
  (State other jurisdiction of incorporation     (IRS. Employer Identification Number)
               of organization)

       225 BROADHOLLOW ROAD, MELVILLE, NY                        11747
   (Address of principal executive office)                     (zip code)


                                 (631) 694-6900
              (Registrant's telephone number including area code)


                              ------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No__, and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.

                              ------------------

     The company has two classes of common stock, issued at $.01 par value per share with 40,841,821 and 10,283,513 shares Class A of common stock and Class B common stock outstanding, respectively as of May 10, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        RECKSON ASSOCIATES REALTY CORP.
                                QUARTERLY REPORT
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


 INDEX                                                                                  PAGE
-------                                                                                -----
PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
          Consolidated Balance Sheets as of March 31, 2000 (unaudited) and
          December 31, 1999 ........................................................     3
          Consolidated Statements of Income for the three months ended
          March 31, 2000 and 1999 (unaudited) ......................................     4
          Consolidated Statements of Cash Flows for the three months ended
          March 31, 2000 and 1999 (unaudited) ......................................     5
          Notes to the Consolidated Financial Statements (unaudited) ...............     6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations ...............................................................    13
Item 3.   Quantitative and Qualitative Disclosures about Market Risk ...............    23
PART II. OTHER INFORMATION
Item 1.   Legal Proceedings ........................................................    24
Item 2.   Changes in Securities and Use of Proceeds ................................    24
Item 3.   Defaults Upon Senior Securities ..........................................    24
Item 4.   Submission of Matters to a Vote of Securities Holders ....................    24
Item 5.   Other Information ........................................................    24
Item 6.   Exhibits and Reports on Form 8-K .........................................    24
SIGNATURES .......................................................................      24

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                        RECKSON ASSOCIATES REALTY CORP.
                          CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)




                                                                                     MARCH 31, 2000   DECEMBER 31,
                                                                                       (UNAUDITED)        1999
                                                                                    ---------------- -------------
ASSETS:
Commercial real estate properties, at cost:
 Land .............................................................................    $  296,058     $  276,204
 Building and improvements ........................................................     1,938,600      1,802,611
Developments in progress:
 Land .............................................................................        61,904         60,894
 Development costs ................................................................        75,588         68,690
Furniture, fixtures and equipment .................................................         6,803          6,473
                                                                                       ----------     ----------
                                                                                        2,378,953      2,214,872
Less accumulated depreciation .....................................................      (237,028)      (218,385)
                                                                                       ----------     ----------
                                                                                        2,141,925      1,996,487
Investment in real estate joint ventures ..........................................        32,219         31,531
Investment in mortgage notes and notes receivable .................................       352,863        352,466
Cash and cash equivalents .........................................................        31,142         21,368
Tenants receivables ...............................................................         3,998          5,117
Investments in and advances to affiliates .........................................       197,071        178,695
Deferred rent receivable ..........................................................        36,597         32,132
Prepaid expenses and other assets .................................................        60,309         66,977
Contract and land deposits and pre-acquisition costs ..............................         4,752          9,585
Deferred leasing and loan costs ...................................................        43,457         39,520
                                                                                       ----------     ----------
TOTAL ASSETS ......................................................................    $2,904,333     $2,733,878
                                                                                       ==========     ==========
LIABILITIES:
Mortgage notes payable ............................................................    $  527,508     $  459,174
Unsecured credit facility .........................................................       407,600        297,600
Unsecured term loan ...............................................................        75,000         75,000
Senior unsecured notes ............................................................       449,330        449,313
Accrued expenses and other liabilities ............................................        79,374         82,079
Dividends and distributions payable ...............................................        27,169         27,166
                                                                                       ----------     ----------
TOTAL LIABILITIES .................................................................     1,565,981      1,390,332
                                                                                       ----------     ----------
Commitments and other comments ....................................................            --             --
Minority interests' in consolidated partnerships ..................................        93,001         93,086
Preferred unit interest in the operating partnership ..............................        42,518         42,518
Limited partners' minority interest in the operating partnership ..................        90,332         90,986
                                                                                       ----------     ----------
                                                                                          225,851        226,590
                                                                                       ----------     ----------
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 25,000,000 shares authorized
 Series A preferred stock, 9,192,000 shares issued and outstanding ................            92             92
 Series B preferred stock, 6,000,000 shares issued and outstanding ................            60             60
Common Stock, $01 par value, 100,000,000 shares authorized
 Class A Common Stock, 40,386,721 and 40,375,506 shares issued and outstanding,
   respectively ...................................................................           404            401
 Class B Common Stock, 10,283,513 and 10,283,763 shares issued and outstanding,
   respectively ...................................................................           103            103
Additional paid in capital ........................................................     1,111,842      1,116,300
                                                                                       ----------     ----------
Total Stockholders' Equity ........................................................     1,112,501      1,116,956
                                                                                       ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................................    $2,904,333     $2,733,878
                                                                                       ==========     ==========

                (see accompanying notes to financial statements)

                        RECKSON ASSOCIATES REALTY CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
       (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)






                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                  -----------------------------
                                                                                       2000           1999
                                                                                  -------------- --------------
REVENUES:
Base rents ......................................................................  $    94,400    $    62,093
Tenant escalations and reimbursements ...........................................       12,847          8,542
Equity in earnings of real estate joint ventures and service companies ..........        1,413            377
Interest income on mortgage notes and notes receivable ..........................        2,285          2,808
Other ...........................................................................        6,714          2,288
                                                                                   -----------    -----------
 Total Revenues .................................................................      117,659         76,108
                                                                                   -----------    -----------
EXPENSES:
Property operating expenses .....................................................       38,156         22,908
Marketing, general and administrative ...........................................        6,571          4,392
Interest ........................................................................       23,840         13,943
Depreciation and amortization ...................................................       21,012         15,091
                                                                                   -----------    -----------
 Total Expenses .................................................................       89,579         56,334
                                                                                   -----------    -----------
Income before preferred dividends and distributions and minority interests .            28,080         19,774
Minority partners' interests in consolidated partnerships .......................       (1,975)        (1,168)
Distributions to preferred unit holders .........................................         (660)          (660)
Limited partners' minority interest in the operating partnership ................       (2,278)        (2,241)
                                                                                   -----------    -----------
Income before dividends to preferred shareholders ...............................       23,167         15,705
Dividends to preferred shareholders .............................................       (7,325)        (4,381)
                                                                                   -----------    -----------
Net income available to common shareholders .....................................  $    15,842    $    11,324
                                                                                   ===========    ===========
Net Income available to:
 Class A common shareholders ....................................................  $    11,446    $    11,324
 Class B common shareholders ....................................................        4,396             --
                                                                                   -----------    -----------
Total ...........................................................................  $    15,842    $    11,324
                                                                                   ===========    ===========
Basic net income per weighted average common share:
 Class A common shareholders ....................................................  $       .28    $       .28
                                                                                   ===========    ===========
 Class B common shareholders ....................................................  $       .43    $        --
                                                                                   ===========    ===========
Basic weighted average common shares outstanding:
 Class A common shareholders ....................................................   40,382,182     40,049,079
 Class B common shareholders ....................................................   10,283,598             --

Diluted net income per weighted average common share:
 Class A common shareholders ....................................................  $       .28    $       .28
                                                                                   ===========    ===========
 Class B common shareholders ....................................................  $       .31    $        --
                                                                                   ===========    ===========
Diluted weighted average common shares outstanding:
 Class A common shareholders ....................................................   40,709,045     40,450,296
 Class B common shareholders ....................................................   10,283,598             --


                (see accompanying notes to financial statements)

                        RECKSON ASSOCIATES REALTY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (UNAUDITED AND IN THOUSANDS)






                                                                                      THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                 ----------------------------
                                                                                      2000           1999
                                                                                 -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income before dividends to preferred shareholders ............................    $   23,167      $   15,705
Adjustments to reconcile income before dividends to preferred shareholders to net cash provided by operating activities:
 Depreciation and amortization ...............................................        21,012          15,091
 Minority partners' interests in consolidated partnerships ...................         1,975           1,168
 Limited partners' minority interest in the operating partnership ............         2,278           2,241
 Equity in earnings of real estate joint ventures and service companies ......        (1,413)           (377)
Changes in operating assets and liabilities:

 Tenant receivables ..........................................................         1,120           2,905
 Real estate tax escrow ......................................................           926            (901)
 Prepaid expenses and other assets ...........................................         5,714          (8,556)
 Deferred rents receivable ...................................................        (4,465)         (1,369)
 Accrued expenses and other liabilities ......................................        (5,122)        (13,073)
                                                                                  ----------      ----------
 Net cash provided by operating activities ...................................        45,192          12,834
                                                                                  ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in deposits and pre-acquisition costs ..............................          (928)         (6,472)
 Increase in developments in progress ........................................        (9,642)         (6,098)
 Purchase of commercial real estate properties ...............................      (139,426)         (6,610)
 Proceeds from repayment of mortgage note receivable .........................           685              --
 Investment in mortgage notes and notes receivable ...........................            --          (6,170)
 Investments in real estate joint ventures ...................................           (83)         (3,263)
 Distribution from a real estate joint venture ...............................           140              86
 Additions to commercial real estate properties ..............................        (8,655)         (4,520)
 Purchase of furniture, fixtures and equipment ...............................          (359)            (85)
 Payment of leasing costs ....................................................        (2,642)         (4,226)
                                                                                  ----------      ----------
 Net cash used in investing activities .......................................      (160,910)        (37,358)
                                                                                  ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock net of issuance costs ................           195             471
 Principal payments on secured borrowings ....................................        (1,666)           (867)
 Payment of loan and equity issuance costs ...................................        (1,617)         (2,606)
 Investments in and advances to affiliates ...................................       (17,768)         (7,828)
 Proceeds from issuance of senior unsecured notes net of issuance costs ......            --         299,262
 Proceeds from secured borrowings ............................................        70,000              --
 Proceeds from unsecured term loan ...........................................            --          55,000
 Proceeds from unsecured credit facility .....................................       110,000              --
 Repayment of unsecured credit facility ......................................            --        (285,750)
 Distributions to minority partners' in consolidated partnerships ............        (2,060)           (684)
 Distributions to limited partners' in the operating partnership .............        (2,859)         (2,620)
 Distributions to preferred unit holders .....................................          (660)           (660)
 Dividends to common shareholders ............................................       (20,748)        (13,512)
 Dividends to preferred shareholders .........................................        (7,325)         (4,381)
                                                                                  ----------      ----------
Net cash provided by financing activities ....................................       125,492          35,825
                                                                                  ----------      ----------
Net increase in cash and cash equivalents ....................................         9,774          11,301
Cash and cash equivalents at beginning of period .............................        21,368           2,349
                                                                                  ----------      ----------
Cash and cash equivalents at end of period ...................................    $   31,142      $   13,650
                                                                                  ==========      ==========

                (see accompanying notes to financial statements)

                        RECKSON ASSOCIATES REALTY CORP.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

1. ORGANIZATION AND FORMATION OF THE COMPANY

     Reckson Associates Realty Corp. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which was incorporated in Maryland in September 1994. In June, 1995 the Company completed an initial public offering (the "IPO") and commenced operations. The aggregate proceeds to the Company, net of underwriting discount, advisory fee and other offering expenses, were approximately $162 million.

     The Company became the sole general partner of Reckson Operating Partnership L.P. (the "Operating Partnership") by contributing substantially all of the net proceeds of the IPO, in exchange for an approximate 73% interest in the Operating Partnership. All properties acquired by the Company are held by or through the Operating Partnership. In conjunction with the IPO, the Operating Partnership executed various option and purchase agreements whereby it issued common units of limited partnership interest in the Operating Partnership ("OP Units") to certain continuing investors in exchange for (i) interests in certain property partnerships, (ii) fee simple and leasehold interests in properties and development land, (iii) certain business assets of executive center entities and
(iv) 100% of the non-voting preferred stock of the management and construction companies.

     As of March 31, 2000, the Company owned and operated 78 office properties comprising approximately 13.7 million square feet, 110 industrial properties comprising approximately 8.3 million square feet and two retail properties comprising approximately 20,000 square feet, located in the New York tri-state area (the "Tri-State Area"). The Company also owns a 357,000 square foot office building located in Orlando, Florida and approximately 346 acres of land in 16 separate parcels of which the Company can develop approximately 1.9 million square feet of office space and approximately 300,000 square feet of industrial space. The Company also has invested approximately $314.8 million in mortgage notes encumbering two Class A office properties encompassing approximately 1.6 million square feet, approximately 472 acres of land located in New Jersey and in a note receivable secured by a partnership interest in Omni Partner's, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York. In addition, the Company also holds $41.5 million of preferred and common stock of Keystone Property Trust ("KTR") (see note 6).

     On January 6, 1998, the Company made an investment in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. In connection with the transaction the Morris Companies contributed 100% of their interests in certain industrial properties to Reckson Morris Operating Partnership, L. P. ("RMI") in exchange for operating partnership units in RMI. On September 27, 1999, the Company sold its interest in RMI to KTR.

     During July 1998, the Company formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Tower Realty Trust, Inc. ("Tower"). On May 24, 1999 the Company completed the merger with Tower and acquired three Class A office properties located in New York City totaling 1.6 million square feet and one office property located on Long Island totaling approximately 101,000 square feet. In addition, pursuant to the merger, the Company also acquired certain office properties, a property under development and land located outside of the Tri-State Area. All of the assets acquired in the merger located outside of the Tri-State Area, other than a 357,000 square foot office property located in Orlando, Florida, have been sold (see note 6).

2. BASIS OF PRESENTATION

     The   accompanying   consolidated   financial   statements   include   the
consolidated financial position of the Company and the Operating Partnership at March 31, 2000 and December 31, 1999 and the results of their operations for the three months ended March 31, 2000 and 1999 respectively, and, their cash flows for the three months ended March 31, 2000 and 1999, respectively. The Operating Partnership's investments in Metropolitan and Omni Partner's, L. P. ("Omni") are reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partners' interest. The Operating Partnership's investment in RMI was reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partner's interest through September 26, 1999. On September 27, 1999, the Operating Partnership sold its interest in RMI to KTR. The operating results of the service businesses currently conducted by Reckson Management Group, Inc., and Reckson Construction Group, Inc., are reflected in the accompanying financial statements on the equity method of accounting. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest, such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The merger with Tower was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the fair value of the consideration given by the Company, in accordance with generally accepted accounting principles ("GAAP"), was used as the valuation basis for the merger. The assets acquired and liabilities assumed by the Company were recorded at the fair value as of the closing date of the merger and the excess of the purchase price over the historical basis of the net assets acquired was allocated primarily to operating real estate properties and real estate properties which have been sold.

     The minority interests at March 31, 2000 represent an approximate 13% limited partnership interest in the Operating Partnership, an approximate 28% interest in certain industrial joint venture properties formerly owned by RMI, a convertible preferred interest in Metropolitan and a 40% interest in Omni.

     The accompanying interim unaudited financial statements have been prepared by the Company's management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10K for the year ended December 31, 1999.

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

3. MORTGAGE NOTES PAYABLE

     As of March 31, 2000, the Company had approximately $527.5 million of fixed rate mortgage notes which mature at various times between June 2000 and November 2027. The notes are secured by 23 properties and have a weighted average interest rate of approximately 7.57%.

4. SENIOR UNSECURED NOTES

     As of March 31, 2000, the Operating Partnership had outstanding approximately $449.3 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures (dollars in thousands):


                          FACE
      ISSUANCE           AMOUNT      COUPON RATE       TERM          MATURITY
-------------------   -----------   -------------   ----------   ----------------
  August 27, 1997      $150,000          7.20%      10 years     August 28, 2007
  March 26, 1999       $100,000          7.40%       5 years     March 15, 2004
  March 26, 1999       $200,000          7.75%      10 years     March 15, 2009


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

5. UNSECURED CREDIT FACILITY AND UNSECURED TERM LOAN

     As of March 31, 2000, the Company had a three year $500 million unsecured revolving credit facility (the "Credit Facility") from Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the Credit Facility bank group which matures in July, 2001. Interest rates on borrowings under the Credit Facility are priced off of LIBOR plus a sliding scale ranging from 65 basis points to 90 basis points based on the Company's investment grade rating on its senior unsecured debt. On March 16, 1999, the Company received its investment grade rating on its senior unsecured debt. As a result, the pricing under the Credit Facility was adjusted to LIBOR plus 90 basis points.

     The  Company  utilizes  the  Credit  Facility   primarily  to  finance  the
acquisitions of properties and other real estate investments, fund its development activities and for working capital purposes. At March 31, 2000, the Company had availability under the Credit Facility to borrow an additional $51.3 million (net of $41.1 million of outstanding undrawn letters of credit).

     As of March 31, 2000, the Company had outstanding an 18 month, $75 million unsecured term loan (the "Term Loan") from Chase Manhattan Bank which matures in June, 2001. Interest rates on borrowings under the Term Loan are priced off of LIBOR plus 150 basis points. The Term Loan replaced the Company's previous term loan, which matured on December 17, 1999.

6. COMMERCIAL REAL ESTATE INVESTMENTS

     On January 13, 2000, the Company acquired 1350 Avenue of the Americas, a 540,000 square foot, 35 story, Class A office property, located in New York City, for a purchase price of approximately $126.5 million. This acquisition was financed through a $70 million secured debt financing and a draw under the Credit Facility.

     On June 15, 1999, the Company acquired the first mortgage note secured by a 47 story, 1.4 million square foot Class A office property located at 919 Third Avenue in New York City for approximately $277.5 million. The first mortgage note entitles the Company to all the net cash flow of the property and to substantial rights regarding the operations of the property, with the Company anticipating to ultimately obtain title to the property. This acquisition was financed with proceeds from the issuance of six million shares of Series B Convertible Cumulative Preferred Stock and through draws under the Credit Facility. Current financial accounting guidelines provide that where a lender has virtually the same risks and potential rewards as those of a real estate owner it should recognize the full economics associated with the operations of the property. As such, the Company has recognized the real estate operations of the 919 Third Avenue in the accompanying consolidated statements of income from the date of acquisition.

     On August 9, 1999, the Company executed a contract for the sale, which will take place in three stages, of its interest in RMI, which consisted of 28 properties, comprising approximately 6.1 million square feet and three other big box industrial properties to KTR. In addition, the Company also entered into a sale agreement with Matrix relating to a first mortgage note and certain industrial land holdings (the "Matrix Sale"). The combined total sale price is $310 million (approximately $42 million of which is payable to the Morris Companies and its affiliates) and consists of a combination of (i) cash, (ii) convertible preferred and common stock of KTR, (iii) preferred units of KTR's operating partnership, (iv) relief of debt and (v) a purchase money mortgage note secured by certain land that is being sold to Matrix.

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

     During April and May 2000, the second and third stages of the RMI closing occurred whereby the Company sold six industrial buildings. The total consideration received in connection with stages two and three totaled approximately $98 million (approximately $6 million of which is payable to the Morris Companies and its affiliates) and consisted of approximately $26 million of preferred operating partnership units of KTR and approximately $72 million in cash. Cash proceeds from the sales were used primarily to repay borrowings under the Credit Facility.

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

     The  Company  controls  Metropolitan  and owns 100% of the  common  equity;
Crescent owns a $85 million preferred equity investment in Metropolitan. Crescent's investment accrues distributions at a rate of 7.5% per annum for a two-year period (May 24, 1999 through May 24, 2001) and may be redeemed by Metropolitan at any time during that period for $85 million, plus an amount sufficient to provide a 9.5% internal rate of return. If Metropolitan does not redeem the preferred interest, upon the expiration of the two-year period, Crescent must convert its $85 million preferred interest into either (i) a common membership interest in Metropolitan or (ii) shares of the Company's Class A common stock at a conversion price of $24.61 per share.

     The Tower portfolio acquired in the Merger consists of three office properties comprising approximately 1.6 million square feet located in New York City, one office property located on Long Island and certain office properties and other real estate assets located outside the Tri-State Area. All of the assets acquired in the Merger, located outside of the Tri-State Area, other than an office property located in Orlando, Florida, have been sold.

7. STOCKHOLDERS' EQUITY

     On May 24, 1999, in conjunction with the Merger, the Company issued 11,694,567 shares of Class B common stock, which were valued for GAAP purposes at $26 per share for total consideration of approximately $304.1 million. The shares of Class B common stock are entitled to receive an initial annual dividend of $2.24 per share, which dividend is subject to adjustment annually. The shares of Class B common stock are exchangeable at any time, at the option of the holder, into an equal number of shares of Class A common stock, par value $.01 per share, of the Company subject to customary antidilution adjustments. The Company, at its option, may redeem any or all of the Class B common stock in exchange for an equal number of shares of the Company's Class A common stock at any time following the four year, six-month anniversary of the issuance of the Class B common stock.

     On March 8, 2000, the Board of Directors of the Company declared the following dividends on the Company's securities:

                                                                                                         ANNUALIZED
                               DIVIDEND /          RECORD             PAYMENT         THREE MONTHS       DIVIDEND /
         SECURITY             DISTRIBUTION          DATE               DATE               ENDED         DISTRIBUTION
--------------------------   --------------   ----------------   ----------------   ----------------   -------------
Class A common stock           $ 0.37125      April  3, 2000     April 14, 2000     March 31, 2000        $ 1.485
Class B common stock           $ 0.56000      April 14, 2000     May 1, 2000        April 30, 2000        $ 2.240
Series A preferred stock       $ 0.47660      April 14, 2000     May 1, 2000        April 30, 2000        $ 1.906
Series B preferred stock       $ 0.49063      April 14, 2000     May 1, 2000        April 30, 2000        $ 1.963

The Board of Directors of the Company has authorized the purchase of up to three million shares of the Company's Class B common stock. In addition, the Board of Directors has also authorized the purchase of up to an additional three million shares of the Company's Class B common stock and/or its Class A common stock.
The buy-back program will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. As of March 31, 2000, the Company had purchased and retired 1,410,804 shares of Class B common stock for approximately $30.3 million.

     Basic net income per share on the Company's Class A common stock was calculated using the weighted average number of shares outstanding of 40,382,182 and 40,049,079 for the three months ended March 31, 2000 and 1999, respectively.

     Basic net income per share on the Company's Class B common stock was calculated using the weighted average number of shares outstanding of 10,283,598 for the three months ended March 31, 2000.

     The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted earnings per weighted average common share and the computation of basic and diluted earnings per share for the Company's Class A common stock (in thousands except for earnings per share data):

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                      -----------------------
                                                                         2000         1999
                                                                      ----------   ----------
     Numerator:
       Income before dividends to preferred shareholders and income
        allocated to Class B shareholders .........................    $ 23,167     $ 15,705
       Dividends to preferred shareholders ........................      (7,325)      (4,381)
       Income allocated to Class B shareholders ...................      (4,396)          --
                                                                       --------     --------
       Numerator for basic and diluted earnings per Class A common
        share .....................................................    $ 11,446     $ 11,324
                                                                       ========     ========
     Denominator:
       Denominator for basic earnings per share- weighted-average
        Class A common shares .....................................      40,382       40,049
       Effect of dilutive securities:
        Employee stock options ....................................         327          402
                                                                       --------     --------
       Denominator for diluted earnings per Class A common
        share-adjusted weighted-average shares and assumed
        conversions ...............................................      40,709       40,451
                                                                       ========     ========
     Basic earnings per Class A common share:
       Net income per Class A common share ........................    $    .28     $    .28
                                                                       ========     ========
     Diluted earnings per Class A common share:
       Diluted net income per Class A common share ................    $    .28     $    .28
                                                                       ========     ========

     The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted earnings per weighted average common share and the computation of basic and diluted earnings per share for the Company's Class B common stock (in thousands except for earnings per share data):


                                                                                   THREE MONTHS ENDED
                                                                                     MARCH 31, 2000
                                                                                  -------------------
   Numerator:
    Income before dividends to preferred shareholders and income allocated to
      Class A common shareholders ...............................................      $  23,167
    Dividends to preferred shareholders .........................................         (7,325)
    Income allocated to Class A common shareholders .............................        (11,446)
                                                                                       ---------
    Numerator for basic earnings per Class B common share .......................          4,396
   Add back:
    Income allocated to Class A common shareholders .............................         11,446
    Limited partners' minority interest in the operating partnership ............          2,278
                                                                                       ---------
    Numerator for diluted earnings per Class B common share .....................      $  18,120
                                                                                       =========
   Denominator:
    Denominator for basic earnings per share-weighted-average Class B
      common Shares .............................................................         10,284
    Effect of dilutive securities:
      Weighted average Class A common shares outstanding ........................         40,382
      Weighted average OP Units outstanding .....................................          7,700
      Employee stock options ....................................................            327
                                                                                       ---------
   Denominator for diluted earnings per Class B common share-adjusted
    weighted- average shares and assumed conversions ............................         58,693
                                                                                       =========
   Basic earnings per Class B common share:
    Net income per Class B common share .........................................      $     .43
                                                                                       =========
   Diluted earnings per Class B common share:
    Diluted net income per Class B common share .................................      $     .31
                                                                                       =========

8. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (in thousands)




                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             ---------------------
                                                                2000       1999
                                                             ---------- ----------
          Cash paid during the period for interest .........  $33,306    $18,729
                                                              =======    =======
          Interest capitalized during the period ...........  $ 2,362    $ 2,311
                                                              =======    =======

9. SEGMENT DISCLOSURE

     The Company owns all of the interests in its real estate properties by or through the Operating Partnership. The Company's portfolio consists of Class A office properties located within the New York City metropolitan area and Class A suburban office and industrial properties located and operated within the Tri-State Area (the "Core Portfolio"). The Company's portfolio also includes one office property located in Orlando, Florida, certain industrial joint venture properties formerly owned by RMI and for the period commencing January 6, 1998 and ending September 26, 1999, industrial properties which were owned by RMI and subsequently sold to KTR. The Company has managing directors who report directly to the Chief Operating Officer and Chief Financial Officer who have been identified as the Chief Operating Decision Makers because of their final authority over resource allocation, decisions and performance assessment.

     In addition, as the Company expects to meet its short-term liquidity requirements in part through the Credit Facility and Term Loan, interest incurred on borrowings under the Credit Facility and Term Loan is not considered as part of property operating performance. Further, the Company does not consider the property operating performance of the office property located in Orlando, Florida as a part of its Core Portfolio. Additionally, commencing January 1, 2000, the Company does not consider the operating performance of the industrial joint venture properties formerly owned by RMI a reportable segment.

     The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

     The following tables set forth the components of the Company's revenues and expenses and other related disclosures for the three months ended March 31, 2000 and 1999 (in thousands):


                                                    THREE MONTHS ENDED
                                       --------------------------------------------
                                                      MARCH 31, 2000
                                       --------------------------------------------
                                                                      CONSOLIDATED
                                        CORE PORTFOLIO      OTHER        TOTALS
                                       ---------------- ------------ --------------
REVENUES:
Base rents, tenant escalations and
 reimbursements ......................    $  104,821      $  2,426     $  107,247
Equity in earnings of real estate
 joint ventures and service
 companies ...........................            --         1,413          1,413
Interest and other income ............           406         8,593          8,999
                                          ----------      --------     ----------
Total Revenues .......................       105,227        12,432        117,659
                                          ----------      --------     ----------
EXPENSES:
Property operating expenses ..........        37,488           668         38,156
Marketing, general and
 administrative ......................         5,100         1,471          6,571
Interest .............................         9,192        14,648         23,840
Depreciation and amortization ........        19,334         1,678         21,012
                                          ----------      --------     ----------
Total Expenses .......................        71,114        18,465         89,579
                                          ----------      --------     ----------
Income (loss) before preferred
 Dividends and distributions and
 minority interests ..................    $   34,113      $ (6,033)    $   28,080
                                          ==========      ========     ==========
Total assets .........................    $2,069,161      $835,172     $2,904,333
                                          ==========      ========     ==========



                                                         THREE MONTHS ENDED
                                       -------------------------------------------------------
                                                           MARCH 31, 1999
                                       -------------------------------------------------------
                                                                                  CONSOLIDATED
                                        CORE PORTFOLIO      RMI         OTHER        TOTALS
                                       ---------------- ----------- ------------ -------------
REVENUES:
Base rents, tenant escalations and
 reimbursements ......................    $   66,022     $  4,613     $     --    $   70,635
Equity in earnings of real estate
 joint ventures and service
 companies ...........................            --           --          377           377
Interest and other income ............            69            2        5,025         5,096
                                          ----------     --------     --------    ----------
Total Revenues .......................        66,091        4,615        5,402        76,108
                                          ----------     --------     --------    ----------
EXPENSES:
Property operating expenses ..........        22,157          751           --        22,908
Marketing, general and
 administrative ......................         3,942          131          319         4,392
Interest .............................         4,559          277        9,107        13,943
Depreciation and amortization ........        12,781        1,080        1,230        15,091
                                          ----------     --------     --------    ----------
Total Expenses .......................        43,439        2,239       10,656        56,334
                                          ----------     --------     --------    ----------
Income (loss) before preferred
 Dividends and distributions and
 minority interests ..................    $   22,652     $  2,376     $ (5,254)   $   19,774
                                          ==========     ========     ========    ==========
Total assets .........................    $1,435,086     $159,873     $316,065    $1,911,024
                                          ==========     ========     ========    ==========

10. OTHER INVESTMENTS AND ADVANCES

     During 1997, the Company formed FrontLine Capital Group ("FrontLine") (formerly Reckson Service Industries, Inc.) and Reckson Strategic Venture
Partners, LLC ("RSVP"). In connection with the formation of FrontLine, the Operating Partnership established a credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine's e-commerce and e-services operations and other general corporate purposes. As of March 31, 2000, the Company had advanced approximately $92.7 million under the FrontLine Facility. In addition, the Operating Partnership has approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT-qualified investments or advances made to FrontLine under terms similar to the FrontLine Facility. As of March 31, 2000, approximately $60.9 million had been invested through the RSVP Commitment, of which $24.8 million represents RSVP-controlled joint venture REIT-qualified investments and $36.1 million represents advances to FrontLine under the RSVP Commitment.

     During November 1999, the Board of Directors of the Company approved an amendment to the FrontLine Facility and the RSVP Commitment to permit FrontLine to incur secured debt and to pay interest thereon. In consideration of the amendments, FrontLine paid the Operating Partnership a fee of approximately $3.6 million in the form of shares of FrontLine common stock. Such fee is being recognized in income over an estimated nine month benefit period.

     FrontLine identifies, acquires interests in and develops a network of e-commerce and e-services companies that service small to medium sized enterprises, independent professionals and entrepreneurs and the mobile workforce of larger companies. FrontLine serves as the managing member of RSVP. RSVP was formed to provide the Company with a research and development vehicle to invest in alternative real estate sectors. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus. RSVP's strategy is to identify and acquire interests in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as a platform for future growth.

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

OVERVIEW AND BACKGROUND

     The Company is a self-administered and self-managed real estate investment trust ("REIT") specializing in the acquisition, leasing, financing, management and development of office and industrial properties. The Company's growth strategy is focused on the real estate markets in and around the New York tri-state area (the "Tri-State Area").

     The Company owns all of the interests in its real properties through Reckson Operating Partnership, L.P. (the "Operating Partnership"). As of March 31, 2000, the Company owned and operated 78 office properties comprising approximately 13.7 million square feet, 110 industrial properties comprising approximately 8.3 million square feet and two retail properties comprising approximately 20,000 square feet, located in the Tri-State Area. The Company also owns a 357,000 square foot office building located in Orlando, Florida and approximately 346 acres of land in 16 separate parcels of which the Company can develop approximately 1.9 million square feet of office space and approximately 300,000 square feet of industrial space. The Company also has invested approximately $314.8 million in mortgage notes encumbering two Class A office properties encompassing approximately 1.6 million square feet, approximately 472 acres of land located in New Jersey and in a note receivable secured by a partnership interest in Omni Partner's, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York. In addition, the Company also holds $41.5 million of preferred and common stock of Keystone Property Trust ("KTR"), as discussed below.

     During 1997, the Company formed FrontLine Capital Group ("FrontLine") (formerly Reckson Service Industries, Inc.) and Reckson Strategic Venture
Partners, LLC ("RSVP"). In connection with the formation of FrontLine, the Operating Partnership established a credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine's e-commerce and e-services operations and other general corporate purposes. As of March 31, 2000, the Company had advanced approximately $92.7 million under the FrontLine Facility. In addition, the Operating Partnership has approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT-qualified investments or advances made to FrontLine under terms similar to the FrontLine Facility. As of March 31, 2000, approximately $60.9 million had been invested through the RSVP Commitment, of which $24.8 million represents RSVP-controlled joint venture REIT-qualified investments and $36.1 million represents advances to FrontLine under the RSVP Commitment.

     During November 1999, the Board of Directors of the Company approved an amendment to the FrontLine Facility and the RSVP Commitment to permit FrontLine to incur secured debt and to pay interest thereon. In consideration of the amendments, FrontLine paid the Operating Partnership a fee of approximately $3.6 million in the form of shares of FrontLine common stock. Such fee is being recognized in income over an estimated nine month benefit period.

     FrontLine identifies, acquires interests in and develops a network of e-commerce and e-services companies that service small to medium sized enterprises, independent professionals and entrepreneurs and the mobile workforce of larger companies. FrontLine serves as the managing member of RSVP. RSVP was formed to provide the Company with a research and development vehicle to invest in alternative real estate sectors. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus. RSVP's strategy is to identify and acquire interests in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as a platform for future growth.

     On January 6, 1998, the Company made an investment in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. In connection with the transaction the Morris Companies contributed 100% of their interests in certain industrial properties to Reckson Morris Operating Partnership, L. P. ("RMI") in exchange for operating partnership units in RMI. On September 27, 1999, the Company sold its interest in RMI to KTR.

     On August 9, 1999, the Company executed a contract for the sale, which will take place in three stages, of its interest in RMI, which consisted of 28 properties, comprising approximately 6.1 million square feet and three other big box industrial properties to KTR. In addition, the Company also entered into a sale agreement with Matrix relating to a first mortgage note and certain industrial land holdings (the "Matrix Sale"). The combined total sale price is $310 million (approximately $42 million of which is payable to the Morris Companies and its affiliates) and consists of a combination of (i) cash, (ii) convertible preferred and common stock of KTR, (iii) preferred units of KTR's operating partnership, (iv) relief of debt and (v) a purchase money mortgage note secured by certain land that is being sold to Matrix.

     During September 1999, the Matrix Sale and the first stage of the RMI closing occurred whereby the Company sold its interest in RMI to KTR for a combined sales price of approximately $164.7 million (net of minority partner's interest). The combined consideration consisted of approximately (i) $86.3 million in cash, (ii) $40 million of preferred stock of KTR, (iii) $1.5 million in common stock of KTR, (iv) approximately $26.7 million of debt relief and (v) approximately $10.2 million in purchase money mortgages. As a result, the Company incurred a gain of approximately $10.1 million. The $41.5 million of common and preferred stock of KTR has been included in prepaid expenses and other assets on the Company's consolidated balance sheet. Cash proceeds from the sales were used primarily to repay borrowings under the Credit Facility.

     During April and May 2000, the second and third stages of the RMI closing occurred whereby the Company sold six industrial buildings. The total consideration received in connection with stages two and three totaled approximately $98 million (approximately $6 million of which is payable to the Morris Companies and its affiliates) and consisted of approximately $26 million of preferred operating partnership units of KTR and approximately $72 million in cash. Cash proceeds from the sales were used primarily to repay borrowings under the Company's unsecured credit facility.

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

     The  Company  controls  Metropolitan  and owns 100% of the  common  equity;
Crescent owns a $85 million preferred equity investment in Metropolitan. Crescent's investment accrues distributions at a rate of 7.5% per annum for a two-year period (May 24, 1999 through May 24, 2001) and may be redeemed by Metropolitan at any time during that period for $85 million, plus an amount sufficient to provide a 9.5% internal rate of return. If Metropolitan does not redeem the preferred interest, upon the expiration of the two-year period, Crescent must convert its $85 million preferred interest into either (i) a common membership interest in Metropolitan or (ii) shares of the Company's Class A common stock at a conversion price of $24.61 per share.

     The Tower portfolio acquired in the Merger consisted of three office properties comprising approximately 1.6 million square feet located in New York City, one office property located on Long Island and certain office properties and other real estate assets located outside the Tri-State Area. All of the assets acquired in the Merger located outside of the Tri-State Area, other than an office property located in Orlando, Florida, have been sold.

     The market capitalization of the Company at March 31, 2000 was approximately $3.06 billion. The Company's market capitalization is based on the sum of (i) the market value of the Company's Class A common stock and common units of limited partnership interest in the Operating Partnership ("OP Units") (assuming conversion) of $18.75 per share/unit (based on the closing price of the Company's Class A common stock on March 31, 2000), (ii) the market value of the Company's Class B common stock of $20.50 per share (based on the closing price of the Company's Class B common stock on March 31, 2000), (iii) the liquidation preference value of the Company's Series A preferred and Series B preferred stock of $25 per share, (iv) the liquidation preference value of the Operating Partnership's preferred units of $1,000 per unit, (v) the contributed value of Metropolitan's preferred interest of $85 million and (vi) the approximately $1.45 billion (including its share of joint venture debt and net of minority partners' interests) of debt outstanding at March 31, 2000. As a result, the Company's total debt to total market capitalization ratio at March 31, 2000 equaled approximately 47.2%

RESULTS OF OPERATIONS

     The Company's total revenues increased by $41.6 million or 54.6% for the three months ended March 31, 2000 as compared to the 1999 period. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $36.6 million or 51.8% for the three months ended March 31, 2000 as compared to the 1999 period. The increase in Property Operating Revenues is substantially attributable to the Tower portfolio acquisition in May 1999, the acquisition of the first mortgage note secured by 919 Third Avenue (which revenue was reflected in Property Operating Revenues) in June 1999 and the acquisition of 1350 Avenue of the Americas in January 2000. In addition, Property Operating Revenues were also positively impacted by approximately $3.1 million from increases in occupancies and rental rates in our "same store" properties. The Company's base rent reflects the positive impact of the straight-line rent adjustment of $4.5 million for the three months ended March 31, 2000 as compared to $1.4 million for the 1999 period. The remaining balance of the increase in total revenues is primarily attributable to interest income and fees relating to the FrontLine Facility and the RSVP Commitment.

     Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $15.2 million or 66.6% for the three months ended March 31, 2000 as compared to the 1999 period. These increases are primarily due to the acquisition of the Tower portfolio in May 1999, the acquisition of the first mortgage note secured by 919 Third Avenue in June 1999, (which operations were reflected in Property Expenses) and the acquisition of 1350 Avenue of the Americas in January 2000. Gross operating margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the three months ended March 31, 2000 and 1999 were 64.4% and 67.6% respectively. The decrease in gross operating margins is primarily attributable to a larger proportionate share of gross operating margin derived from office properties, which has a lower gross margin percentage, in 2000 compared to 1999. The higher proportionate share of the gross operating margins is attributable to the office properties acquired during the period May 1999 through January 2000 and the disposition of net leased industrial properties in September 1999. This shift in the composition of the portfolio was offset by increases in rental rates and operating efficiencies realized.

     Marketing, general and administrative expenses increased by $2.2 million for the three months ended March 31, 2000 as compared to the 1999 period. The increase is due to the increased costs of managing the acquisition properties and the increase in corporate management and administrative costs associated with the growth of the Company including the opening of its New York City division. Marketing, general and administrative expenses as a percentage of total revenues were 5.6% for the three months ended March 31, 2000 as compared to 5.8% for the 1999 period.

     Interest expense increased by $9.9 million for the three months ended March 31, 2000 as compared to the 1999 period. The increase is primarily due to secured borrowings assumed in the Tower acquisition as well as new debt incurred with the Tower and 1350 Avenue of the Americas acquisitions. Additionally, the increase is also due to $300 million of Senior Unsecured Notes issued on March 26, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000 the Company had a three year $500 million unsecured revolving credit facility (the "Credit Facility") with Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the Credit Facility bank group which matures in July, 2001. Interest rates on borrowings under the Credit Facility are priced off of LIBOR plus a sliding scale ranging from 65 basis points to 90 basis points based on the Company's investment grade rating on its senior unsecured debt. On March 16, 1999, the Company received its investment grade rating on its senior unsecured debt. As a result, the pricing under the Credit Facility was adjusted to LIBOR plus 90 basis points.

     The  Company  utilizes  the  Credit  Facility   primarily  to  finance  the
acquisitions of properties and other real estate investments, fund its development activities and for working capital purposes. At March 31, 2000, the Company had availability under the Credit Facility to borrow an additional $51.3 million (net of $41.1 million of outstanding undrawn letters of credit).

     As of March 31, 2000, the Company had an 18 month, $75 million unsecured term loan (the "Term Loan") from Chase Manhattan Bank which matures in June, 2001. Interest rates on borrowings under the Term Loan are priced off of LIBOR plus 150 basis points. The Term Loan replaced the Company's previous term loan which matured on December 17, 1999.

     On May 24, 1999, in conjunction with the Merger, the Company issued 11,694,567 shares of Class B common stock, which were valued for GAAP purposes at $26 per share for total consideration of approximately $304.1 million. The shares of Class B common stock are entitled to receive an initial annual dividend of $2.24 per share, which dividend is subject to adjustment annually. The shares of Class B common stock are exchangeable at any time, at the option of the holder, into an equal number of shares of Class A common stock, par value $.01 per share, of the Company subject to customary antidilution adjustments. The Company, at its option, may redeem any or all of the Class B common stock in exchange for an equal number of shares of the Company's Class A common stock at any time following the four year, six-month anniversary of the issuance of the Class B common stock.

     The Board of Directors of the Company has authorized the purchase of up to three million shares of the Company's Class B common stock. In addition, the Board of Directors has also authorized the purchase of up to an additional three million shares of the Company's Class B common stock and/or its Class A common stock. The buy-back program will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. As of March 31, 2000, the Company had purchased and retired 1,410,804 shares of Class B Common Stock for approximately $30.3 million.

     The Company's indebtedness at March 31, 2000 totaled approximately $1.45 billion (including its share of joint venture debt and net of minority partners' interests) and was comprised of $407.6 million outstanding under the Credit Facility, $75 million outstanding under the Term Loan, approximately $449.3 million of senior unsecured notes and approximately $527.5 million of mortgage indebtedness. Based on the Company's total market capitalization of approximately $3.06 billion at March 31, 2000 (calculated based on the sum of
(i) the market value of the Company's Class A common stock and OP Units, assuming conversion, (ii) the market value of the Company's Class B common stock, (iii) the liquidation preference value of the Company's preferred stock,
(iv) the liquidation preference value of the Operating Partnership's preferred units, (v) the contributed value of Metropolitan's preferred interest and (vi) the $1.45 billion of debt), the Company's debt represented approximately 47.2% of its total market capitalization.

     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures of the Company. The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operating activities along with the Credit Facility previously discussed. The Company expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt securities and additional equity securities of the Company. The Company will refinance existing mortgage indebtedness or indebtedness under the Credit Facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Company anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and equity offerings, will be adequate to meet the capital and liquidity requirements of the Company in both the short and long-term.

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

IMPACT OF YEAR 2000

     During 1999, the Company discussed the nature and progress of its plans to become Year 2000 ready. In that regard, the Company has completed its assessment, remediation and testing of its systems in order for those systems to function properly with respect to date occurring in the Year 2000 and thereafter. As a result of those efforts, the Company experienced no significant disruptions in connection with its building management, mechanical and computer systems and believes that those systems successfully responded to the Year 2000 date change. The Company has expended approximately one million dollars with upgrading, replacing or remediating its systems and is not aware of any material problems resulting form Year 2000 issues. Further, the Company will continue to monitor its critical building management, mechanical and computer systems throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

FUNDS FROM OPERATIONS

     Management believes that funds from operations ("FFO") is an appropriate measure of performance of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss, excluding gains or losses from debt restructuring and sales of properties plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. In November 1999, NAREIT issued a "White Paper" analysis to address certain interpretive issues under its definition of FFO. The White Paper provides that FFO should include both recurring and non-recurring operating results, except those results defined as "extraordinary items" under GAAP. This revised definition is effective for all periods beginning on or after January 1, 2000.

     Since all companies and analysts do not calculate FFO in a similar fashion, the Company's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

     The following table presents the Company's FFO calculation (unaudited and in thousands, except per share/unit data):

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                        -------------------------
                                                                                            2000         1999
                                                                                        ------------ ------------
    Net income available to common shareholders .......................................   $ 15,842     $ 11,324
    Add:
      Real estate depreciation and amortization .......................................     20,616       14,689
      Minority partners' interests in consolidated partnerships .......................      1,975        1,168
      Limited partners' minority interest in the operating partnership ................      2,278        2,241
    Less:
      Amounts distributable to minority partners' in consolidated partnerships ........      2,381        1,444
                                                                                          --------     --------
    Funds From Operations (FFO) -- basic ..............................................     38,330       27,978
    Less:
      Straight line rents .............................................................      4,538        1,336
      Non-Incremental capitalized tenant improvements and leasing commissions .........      2,870          818
      Non-Incremental capitalized improvements ........................................      1,251          642
                                                                                          --------     --------
    Cash available for distribution ("CAD") -- basic ..................................   $ 29,671     $ 25,182
                                                                                          ========     ========
    Computation of diluted FFO and CAD:
    Basic FFO .........................................................................   $ 38,330     $ 27,978
    Add:
      Dividends and distributions on dilutive shares and units ........................      9,579        5,041
                                                                                          --------     --------
    FFO -- diluted ....................................................................     47,909       33,019
    Less:
      Straight line rents, non incremental capitalized improvements, tenant
       improvements and leasing commissions ...........................................      8,659        2,796
                                                                                          --------     --------
    CAD -- diluted ....................................................................   $ 39,250     $ 30,223
                                                                                          ========     ========
    Basic FFO and CAD calculations:
      Weighted average shares outstanding .............................................     50,666       40,049
      Weighted average units of limited partnership interest outstanding ..............      7,700        7,710
                                                                                          --------     --------
      Weighted average shares and units outstanding ...................................     58,366       47,759
                                                                                          ========     ========
      FFO per weighted average share or unit ..........................................   $   .66      $   .59
                                                                                          ========     ========
      CAD per weighted average share or unit ..........................................   $   .51      $   .53
                                                                                          ========     ========
      Weighted average dividends or distributions per share or unit ...................   $   .40      $   .34
                                                                                          ========     ========
      FFO payout ratio ................................................................      61.6 %      57.6  %
                                                                                          ========     ========
      CAD payout ratio ................................................................      79.6 %      64.0  %
                                                                                          ========     ========
    Diluted FFO and CAD calculations:
      Basic GAAP weighted average shares and units outstanding ........................     58,366       47,759
      Add GAAP weighted average dilutive securities ...................................        327          402
                                                                                          --------     --------
      Dilutive GAAP weighted average shares and units .................................     58,693       48,161
      Adjustments for dilutive FFO and CAD weighted average shares and units:
       Add:
       Weighted average shares of Series A Preferred Stock ............................      8,060        8,060
       Weighted average shares of Series B Preferred Stock ............................      5,758           --
       Weighted average shares of minority partner's preferred interest ...............      3,454           --
       Weighed average shares of preferred units of limited partnership interest ......      1,367        1,367
                                                                                          --------     --------
    Dilutive FFO and CAD weighted average shares and units outstanding ................     77,332       57,588
                                                                                          ========     ========
    FFO per weighted average share or unit ............................................   $   .62      $   .57
                                                                                          ========     ========
    CAD per weighted average share or unit ............................................   $   .51      $   .52
                                                                                          ========     ========
    Weighted average dividends or distributions per share or unit .....................   $   .40      $   .34
                                                                                          ========     ========
    FFO payout ratio ..................................................................      64.0 %      58.9  %
                                                                                          ========     ========
    CAD payout ratio ..................................................................      78.1 %      64.3  %
                                                                                          ========     ========

SUPPLEMENTAL  INFORMATION  ON  CAPITAL  EXPENDITURES,  TENANT  IMPROVEMENTS  AND
                               LEASING COMMISSIONS

     The following table summarizes the expenditures incurred for non-incremental capital expenditures, tenant improvements and leasing commissions for the Company's office and industrial properties for the three month period ended March 31, 2000 and the historical average of such non-incremental capital expenditures, tenant improvements and leasing commissions for the years 1996 through 1999.

            NON-INCREMENTAL REVENUE GENERATING CAPITAL EXPENDITURES




                                                                                                           THREE MONTHS
                                                                                            1996-1999         ENDED
                                1996           1997            1998            1999          AVERAGE      MARCH 31, 2000
                           ------------- --------------- --------------- --------------- --------------- ---------------
SUBURBAN OFFICE PROPERTIES
 Total ...................   $ 375,026     $ 1,108,675     $ 2,004,976     $ 2,298,899     $ 1,446,894      $ 770,138
 Per Square Foot .........        0.13            0.22            0.23            0.23            0.20           0.08
CBD OFFICE PROPERTIES
 Total ...................      N/A            N/A             N/A             N/A             N/A          $ 362,774
 Per Square Foot .........      N/A            N/A             N/A             N/A             N/A               0.17
INDUSTRIAL PROPERTIES
 Total ...................   $ 670,751     $   733,233     $ 1,205,266     $ 1,048,688     $   914,485      $ 118,494
 Per Square Foot .........        0.18            0.15            0.12            0.11            0.14           0.01

NON-INCREMENTAL REVENUE GENERATING TENANT IMPROVEMENTS AND LEASING COMMISSIONS




                                                                                                                  THREE MONTHS
                                                                                                    1996-1999        ENDED
                                         1996          1997            1998            1999          AVERAGE     MARCH 31, 2000
                                    ------------- -------------- --------------- --------------- -------------- ---------------
LONG ISLAND OFFICE PROPERTIES
 Tenant Improvements ..............   $ 523,574     $  784,044     $ 1,140,251     $ 1,009,357     $  864,307      $ 587,337
 Per Square Foot Improved .........        4.28           7.00            3.98            4.73           5.00           5.02
 Leasing Commissions ..............   $ 119,047     $  415,822     $   418,191     $   551,762     $  376,206      $ 834,492
 Per Square Foot Leased ...........        0.97           4.83            1.46            2.59           2.46           7.13
                                      ---------     ----------     -----------     -----------     ----------      ---------
 Total Per Square Foot ............   $    5.25     $    11.83     $      5.44     $      7.32     $     7.46      $   12.15
                                      =========     ==========     ===========     ===========     ==========      =========
WESTCHESTER OFFICE PROPERTIES
 Tenant Improvements ..............   $ 834,764     $1,211,665     $   711,160     $ 1,316,611     $1,018,550      $ 643,796
 Per Square Foot Improved .........        6.33           8.90            4.45            5.62           6.33          14.71
 Leasing Commissions ..............   $ 264,388     $  366,257     $   286,150     $   457,730     $  343,631      $ 131,402
 Per Square Foot Leased ...........        2.00           2.69            1.79            1.96           2.11           3.00
                                      ---------     ----------     -----------     -----------     ----------      ---------
 Total Per Square Foot ............   $    8.33     $    11.59     $      6.24     $      7.58     $     8.44      $   17.71
                                      =========     ==========     ===========     ===========     ==========      =========
CONNECTICUT OFFICE PROPERTIES (A)
 Tenant Improvements ..............   $  58,000     $1,022,421     $   202,880     $   179,043     $  449,952      $ 129,380
 Per Square Foot Improved .........       12.45          13.39            5.92            4.88           9.16           4.22
 Leasing Commissions ..............   $       0     $  256,615     $   151,063     $   110,252     $  159,363      $  96,388
 Per Square Foot Leased ...........        0.00           3.36            4.41            3.00           2.69           3.14
                                      ---------     ----------     -----------     -----------     ----------      ---------
 Total Per Square Foot ............   $   12.45     $    16.75     $     10.33     $      7.88     $    11.85      $    7.36
                                      =========     ==========     ===========     ===========     ==========      =========
NEW JERSEY OFFICE PROPERTIES
 Tenant Improvements ..............      N/A           N/A         $   654,877     $   454,054     $  554,466      $ 316,187
 Per Square Foot Improved .........      N/A           N/A                3.78            2.29           3.04           6.81
 Leasing Commissions ..............      N/A           N/A         $   396,127     $   787,065     $  591,596      $ 254,045
 Per Square Foot Leased ...........      N/A           N/A                2.08            3.96           3.02           5.89
                                      ---------     ----------     -----------     -----------     ----------      ---------
 Total Per Square Foot ............      N/A           N/A         $      5.86     $      6.25     $     6.06      $   12.70
                                      =========     ==========     ===========     ===========     ==========      =========
NEW YORK OFFICE PROPERTIES
 Tenant Improvements ..............      N/A           N/A             N/A             N/A            N/A             N/A
 Per Square Foot Improved .........      N/A           N/A             N/A             N/A            N/A             N/A
 Leasing Commissions ..............      N/A           N/A             N/A             N/A            N/A             N/A
 Per Square Foot Leased ...........      N/A           N/A             N/A             N/A            N/A             N/A
                                      ---------     ----------     -----------     -----------     ----------      ---------
 Total Per Square Foot ............      N/A           N/A             N/A             N/A            N/A             N/A
                                      =========     ==========     ===========     ===========     ==========      =========
INDUSTRIAL PROPERTIES
 Tenant Improvements ..............   $ 380,334     $  230,466     $   283,842     $   375,646     $  317,572      $  66,483
 Per Square Foot Improved .........        0.72           0.55            0.76            0.25           0.57           0.25
 Leasing Commissions ..............   $ 436,213     $   81,013     $   200,154     $   835,108     $  388,122      $  86,439
 Per Square Foot Leased ...........        0.82           0.19            0.44            0.56           0.50           0.33
                                      ---------     ----------     -----------     -----------     ----------      ---------
 Total Per Square Foot ............   $    1.54     $     0.74     $      1.20     $      0.81     $     1.07      $    0.58
                                      =========     ==========     ===========     ===========     ==========      =========


----------
(A)  1996 -- 1999 average weighted to reflect October 1996 acquisition date

                                LEASE EXPIRATIONS

     The following table sets forth scheduled lease expirations for executed leases as of March 31, 2000:

LONG ISLAND OFFICE PROPERTIES (EXCLUDING OMNI):



           YEAR OF                             TOTAL RENTABLE       % OF TOTAL           PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTAL SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING        FEET EXPIRING     S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   ---------------   --------------   ------------
2000 ........................        32             138,314             4.5%          $ 21.24         $ 22.66
2001 ........................        41             188,697             6.2%          $ 22.29         $ 24.45
2002 ........................        32             261,102             8.5%          $ 22.29         $ 24.53
2003 ........................        52             340,359            11.2%          $ 21.90         $ 24.85
2004 ........................        45             275,654             9.0%          $ 23.04         $ 25.73
2005 ........................        53             529,651            17.3%          $ 22.74         $ 26.08
2006 AND THEREAFTER .........        71           1,322,630            43.3%               --              --
                                     --           ---------           -----
TOTAL .......................       326           3,056,407           100.0%
                                    ===           =========           =====

OMNI:


           YEAR OF                             TOTAL RENTABLE       % OF TOTAL           PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTAL SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING        FEET EXPIRING     S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   ---------------   --------------   ------------
2000 ........................        --                 --               --                --              --
2001 ........................         4             32,680              6.2%          $ 27.39         $ 32.74
2002 ........................         3            129,351             24.3%          $ 30.00         $ 33.52
2003 ........................         6             81,809             15.4%          $ 29.60         $ 33.60
2004 ........................         4            112,414             21.1%          $ 26.04         $ 33.40
2005 ........................         6             59,115             11.1%          $ 27.91         $ 34.66
2006 AND THEREAFTER .........         5            116,605             21.9%               --              --
                                     --            -------            -----
TOTAL .......................        28            531,974            100.0%
                                     ==            =======            =====

INDUSTRIAL PROPERTIES:



           YEAR OF                             TOTAL RENTABLE       % OF TOTAL           PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTAL SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING        FEET EXPIRING     S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   ---------------   --------------   ------------
2000 ........................        27             402,203             8.4%           $ 5.49          $ 6.19
2001 ........................        31             652,359            13.7%           $ 5.84          $ 7.06
2002 ........................        25             212,744             4.5%           $ 6.26          $ 6.97
2003 ........................        30             724,434            15.2%           $ 5.26          $ 6.08
2004 ........................        34             622,185            13.1%           $ 6.36          $ 7.16
2005 ........................        12             351,234             7.4%           $ 5.48          $ 7.79
2006 AND THEREAFTER .........        40           1,794,543            37.7%               --              --
                                     --           ---------           -----
TOTAL .......................       199           4,759,702           100.0%
                                    ===           =========           =====

RESEARCH AND DEVELOPMENT PROPERTIES:



           YEAR OF                             TOTAL RENTABLE       % OF TOTAL           PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTAL SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING        FEET EXPIRING     S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   ---------------   --------------   ------------
2000 ........................         6              62,492             4.9%          $  9.43         $  9.31
2001 ........................         8             150,120            11.7%          $ 10.75         $ 11.80
2002 ........................         2              64,620             5.0%          $ 10.10         $ 12.70
2003 ........................         5             291,034            22.8%          $  5.62         $  6.62
2004 ........................        10             129,218            10.1%          $ 12.17         $ 13.43
2005 ........................         2             269,704            21.1%          $  8.24         $  9.03
2006 AND THEREAFTER .........        12             311,496            24.4%               --              --
                                     --             -------           -----
TOTAL .......................        45           1,278,684           100.0%
                                     ==           =========           =====

WESTCHESTER OFFICE PROPERTIES:



           YEAR OF                             TOTAL RENTABLE       % OF TOTAL           PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTAL SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING        FEET EXPIRING     S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   ---------------   --------------   ------------
2000 ........................        38             280,179             9.6%          $ 22.44         $ 22.44
2001 ........................        43             228,679             7.8%          $ 20.77         $ 21.16
2002 ........................        51             461,797            15.8%          $ 19.99         $ 20.24
2003 ........................        39             252,385             8.7%          $ 21.88         $ 23.13
2004 ........................        27             164,609             5.6%          $ 21.60         $ 22.01
2005 ........................        21             279,077             9.6%          $ 24.50         $ 24.99
2006 AND THEREAFTER .........        35           1,246,721            42.9%               --              --
                                     --           ---------           -----
TOTAL .......................       254           2,913,447           100.0%
                                    ===           =========           =====

STAMFORD OFFICE PROPERTIES:



           YEAR OF                             TOTAL RENTABLE       % OF TOTAL           PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTAL SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING        FEET EXPIRING     S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   ---------------   --------------   ------------
2000 ........................        25             101,334             9.6%          $ 21.14         $ 21.90
2001 ........................        24             110,180            10.4%          $ 24.52         $ 25.56
2002 ........................        18              95,920             9.1%          $ 27.07         $ 28.29
2003 ........................        15              94,448             9.0%          $ 31.61         $ 32.39
2004 ........................        22             225,924            21.4%          $ 22.86         $ 23.74
2005 ........................        10              71,830             6.8%          $ 26.80         $ 28.51
2006 AND THEREAFTER .........        19             355,295            33.7%               --              --
                                     --             -------           -----
TOTAL .......................       133           1,054,931           100.0%
                                    ===           =========           =====

NEW JERSEY OFFICE PROPERTIES:



           YEAR OF                             TOTAL RENTABLE       % OF TOTAL           PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTAL SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING        FEET EXPIRING     S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   ---------------   --------------   ------------
2000 ........................        17              99,045             5.1%          $ 17.49         $ 18.39
2001 ........................        22             260,124            13.4%          $ 17.89         $ 18.10
2002 ........................        21             182,636             9.4%          $ 19.83         $ 20.08
2003 ........................        20             336,393            17.4%          $ 19.83         $ 19.92
2004 ........................        33             228,731            11.8%          $ 22.60         $ 23.11
2005 ........................        23             317,732            16.4%          $ 22.50         $ 23.25
2006 AND THEREAFTER .........        16             512,495            26.5%               --              --
                                     --             -------           -----
TOTAL .......................       152           1,937,156           100.0%
                                    ===           =========           =====

NEW YORK CITY OFFICE



           YEAR OF                             TOTAL RENTABLE       % OF TOTAL           PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTAL SQUARE     SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING        FEET EXPIRING     S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   ---------------   --------------   ------------
2000 ........................        15             153,333             4.6%          $ 29.37         $ 30.09
2001 ........................        23             176,179             5.3%          $ 37.19         $ 34.55
2002 ........................        17             183,333             5.5%          $ 31.82         $ 31.86
2003 ........................         7             115,726             3.5%          $ 31.89         $ 32.22
2004 ........................        17             178,012             5.3%          $ 33.01         $ 31.65
2005 ........................        27             431,088            12.9%          $ 34.56         $ 34.62
2006 AND THEREAFTER .........       105           2,098,488            62.9%               --              --
                                    ---           ---------           -----
TOTAL .......................       211           3,336,159           100.0%
                                    ===           =========           =====

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

     The following table sets forth the Company's long term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated fair market value ("FMV") at March 31, 2000 (dollars in thousands):


                                                  FOR THE YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------------------------
                                      2000         2001         2002         2003        2004
                                  ------------ ------------ ------------ ----------- ------------
Long term debt:
 Fixed rate .....................   $ 33,479     $ 92,751     $ 16,499     $ 8,350     $ 11,769
 Weighted average interest rate .       7.36%        7.50%        7.79%       7.77%        8.30%
 Variable rate ..................   $     --     $482,600     $     --     $    --     $     --
 Weighted average interest rate .         --         7.01%          --          --           --



                                   THEREAFTER     TOTAL(1)       FMV
                                  ------------ ------------- -----------
Long term debt:
 Fixed rate .....................  $ 814,660     $ 977,508    $977,508
 Weighted average interest rate .       7.53%         7.46%
 Variable rate ..................  $      --     $ 482,600    $482,600
 Weighted average interest rate .         --          7.01%

----------------
(1) Includes unamortized issuance discounts of $670,000 on the 5 and 10 year senior unsecured notes issued on March 26, 1999 which are due at maturity.

     In addition, the Company has assessed the market risk for its variable rate debt, which is based upon LIBOR, and believes that a one percent increase in the LIBOR rate would have an approximate $4.8 million annual increase in interest expense based on approximately $482.6 million outstanding at March 31, 2000.

     The following table sets forth the Company's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at March 31, 2000 (dollars in thousands):


                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                -------------------------------------------
                                       2000        2001        2002      2003      2004
                                  ------------- ---------- ------------ ------ ------------
Mortgage notes and Notes
 receivable:
 Fixed rate .....................   $ 282,983    $     15    $ 11,055    $--     $ 36,500
 Weighted average Interest rate .        9.42%       9.00%      10.34%    --        10.23%



                                   THEREAFTER    TOTAL (2)       FMV
                                  ------------ ------------- -----------
Mortgage notes and Notes
 receivable:
 Fixed rate .....................   $ 16,990     $ 347,543    $347,543
 Weighted average Interest rate .      11.65%         9.64%

     The fair value of the Company's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

----------------
(2) Excludes mortgage note receivable acquisition costs and interest receivables aggregating approximately $5.3 million.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings -- None

Item 2. Changes in Securities and use of proceeds -- None
Item 3. Defaults Upon Senior Securities -- None
Item 4. Submission of Matters to a Vote of Securities Holders -- None
Item 5. Other information -- None
Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits


   NUMBER

-----------
  10.1      Amended and Restated Letter Agreement, dated as of November 30, 1999, amending the
            RSVP Credit Agreement and the FrontLine Facility
  27.0      Financial Data Schedule


b) During the three months ended March 31, 2000, the Registrant filed the following reports:

       On January 14, 2000, the Company filed a Form 8-K to refile certain exhibits previously filed as exhibits to Forms 8-K which were filed on June 25, 1999 and October 25, 1999.

       On February 8, 2000, the Company filed a Form 8-K relating to the $75 million Term Loan entered into with, among others, The Chase Manhattan Bank.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RECKSON ASSOCIATES REALTY CORP.






By:    \s\ Scott H. Rechler                  \s\ Michael Maturo

 ----------------------------------      -----------------------------------
Scott H. Rechler, Co-Chief Executive     Michael Maturo, Executive Vice President,
 Officer and President                   Treasurer and Chief Financial Officer

DATE: May 10, 2000