Form 10-Q
period 2000-06-30
RECKSON ASSOCIATES REALTY CORP
filed 2000-08-11
CIK 930548

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000



                        COMMISSION FILE NUMBER: 1-13762

                               ----------------

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

                               ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No__, and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.

                               ----------------

     The company has two classes of common stock, issued at $.01 par value per share with 45,125,839 and 10,283,513 shares of Class A common stock and Class B common stock outstanding, respectively as of August 9, 2000


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        RECKSON ASSOCIATES REALTY CORP.
                                QUARTERLY REPORT
                   FOR THE THREE MONTHS ENDED JUNE 30, 2000


                               TABLE OF CONTENTS


INDEX                                                                                   PAGE
-------                                                                                -----
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheets as of June 30, 2000 (unaudited) and
          December 31, 1999 ........................................................     2
          Consolidated Statements of Income for the three and six months ended
          June 30, 2000 and 1999 (unaudited) .......................................     3
          Consolidated Statements of Cash Flows for the six months ended
          June30, 2000 and 1999 (unaudited) ........................................     4
          Notes to the Consolidated Financial Statements (unaudited) ...............     5
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations ...............................................................    13
Item 3.   Quantitative and Qualitative Disclosures about Market Risk ...............    24

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings ........................................................    25
Item 2.   Changes in Securities and Use of Proceeds ................................    25
Item 3.   Defaults Upon Senior Securities ..........................................    25
Item 4.   Submission of Matters to a Vote of Securities Holders ....................    25
Item 5.   Other Information ........................................................    25
Item 6.   Exhibits and Reports on Form 8-K .........................................    25
SIGNATURES .......................................................................      25

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                        RECKSON ASSOCIATES REALTY CORP.
                          CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                                     JUNE 30, 2000   DECEMBER 31,
                                                                                      (UNAUDITED)        1999
                                                                                    --------------- -------------
ASSETS:
Commercial real estate properties, at cost:
 Land .............................................................................   $  291,510     $  276,204
 Building and improvements ........................................................    1,916,027      1,802,611
Developments in progress:
 Land .............................................................................       61,013         60,894
 Development costs ................................................................       93,719         68,690
Furniture, fixtures and equipment .................................................        7,157          6,473
                                                                                      ----------     ----------
                                                                                       2,369,426      2,214,872
Less accumulated depreciation .....................................................     (254,595)      (218,385)
                                                                                      ----------     ----------
                                                                                       2,114,831      1,996,487
Investment in real estate joint ventures ..........................................       37,548         31,531
Investment in mortgage notes and notes receivable .................................      356,642        352,466
Cash and cash equivalents .........................................................       27,135         21,368
Tenants receivables ...............................................................        3,340          5,117
Investments in and advances to affiliates .........................................      174,734        178,695
Deferred rents receivable .........................................................       44,666         32,132
Prepaid expenses and other assets .................................................       70,907         66,977
Contract and land deposits and pre-acquisition costs ..............................        7,727          9,585
Deferred leasing and loan costs ...................................................       47,137         39,520
                                                                                      ----------     ----------
TOTAL ASSETS ......................................................................   $2,884,667     $2,733,878
                                                                                      ==========     ==========
LIABILITIES:
Mortgage notes payable ............................................................   $  527,466     $  459,174
Unsecured credit facility .........................................................      373,600        297,600
Unsecured term loan ...............................................................       75,000         75,000
Senior unsecured notes ............................................................      449,348        449,313
Accrued expenses and other liabilities ............................................       90,507         82,079
Dividends and distributions payable ...............................................       28,356         27,166
                                                                                      ----------     ----------
TOTAL LIABILITIES .................................................................    1,544,277      1,390,332
                                                                                      ----------     ----------
Commitments and other comments ....................................................           --             --
Minority partners' interests in consolidated partnerships .........................       92,071         93,086
Preferred unit interest in the operating partnership ..............................       42,518         42,518
Limited partners' minority interest in the operating partnership ..................       97,304         90,986
                                                                                      ----------     ----------
                                                                                         231,893        226,590
                                                                                      ----------     ----------
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 25,000,000 shares authorized
 Series A preferred stock, 9,192,000 shares issued and outstanding ................           92             92
 Series B preferred stock, 2,000,000 and 6,000,000 shares issued and outstanding,
   respectively ...................................................................           20             60
Common Stock, $01 par value, 100,000,000 shares authorized
 Class A Common Stock, 45,045,573 and 40,375,506 shares issued and outstanding,
   respectively ...................................................................          451            401
 Class B Common Stock, 10,283,513 and 10,283,763 shares issued and outstanding,
   respectively ...................................................................          103            103
Additional paid in capital ........................................................    1,107,831      1,116,300
                                                                                      ----------     ----------
Total Stockholders' Equity ........................................................    1,108,497      1,116,956
                                                                                      ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................................   $2,884,667     $2,733,878
                                                                                      ==========     ==========

                (see accompanying notes to financial statements)

                        RECKSON ASSOCIATES REALTY CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
       (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                      ----------------------------- -----------------------------
                                                           2000           1999           2000           1999
                                                      -------------- -------------- -------------- --------------
REVENUES:
Base rents ..........................................  $    96,099    $    77,192    $   190,499    $   139,285
Tenant escalations and reimbursements ...............       12,984          8,586         25,830         17,129
Equity in earnings of real estate joint ventures and
 service companies ..................................        1,775            512          3,187            889
Interest income on mortgage notes and notes
 receivable .........................................        2,190          2,299          4,476          5,107
Gain on sales of real estate ........................        6,662             --          6,662             --
Other ...............................................        5,745          2,650         12,459          4,938
                                                       -----------    -----------    -----------    -----------
 Total Revenues .....................................      125,455         91,239        243,113        167,348
                                                       -----------    -----------    -----------    -----------
EXPENSES:
Property operating expenses .........................       36,368         27,539         74,523         50,446
Marketing, general and administrative ...............        6,649          5,045         13,221          9,437
Interest ............................................       24,176         18,902         48,016         32,846
Depreciation and amortization .......................       22,426         19,127         43,437         34,218
                                                       -----------    -----------    -----------    -----------
 Total Expenses .....................................       89,619         70,613        179,197        126,947
                                                       -----------    -----------    -----------    -----------
Income before preferred dividends and distributions
 and minority interests .............................       35,836         20,626         63,916         40,401
Minority partners' interests in consolidated
 partnerships .......................................       (1,925)        (1,615)        (3,899)        (2,783)
Distributions to preferred unit holders .............         (660)          (660)        (1,321)        (1,321)
Limited partners' minority interest in the operating
 partnership ........................................       (3,083)        (1,827)        (5,361)        (4,068)
                                                       -----------    -----------    -----------    -----------
Income before dividends to preferred shareholders .         30,168         16,524         53,335         32,229
Dividends to preferred shareholders .................       (7,197)        (5,329)       (14,521)        (9,710)
                                                       -----------    -----------    -----------    -----------
Net income available to common shareholders .........  $    22,971    $    11,195    $    38,814    $    22,519
                                                       ===========    ===========    ===========    ===========
Net Income available to:
 Class A common shareholders ........................  $    16,655    $     9,464    $    28,101    $    20,788
 Class B common shareholders ........................        6,316          1,731         10,713          1,731
                                                       -----------    -----------    -----------    -----------
Total ...............................................  $    22,971    $    11,195    $    38,814    $    22,519
                                                       ===========    ===========    ===========    ===========
Basic net income per weighted average common
 share:
 Class A common shareholders ........................  $       .40    $       .23    $       .69    $       .52
                                                       ===========    ===========    ===========    ===========
 Class B common shareholders ........................  $       .61    $       .35    $      1.04    $       .71
                                                       ===========    ===========    ===========    ===========
Basic weighted average common shares outstanding:
 Class A common shareholders ........................   41,343,118     40,284,511     40,862,650     40,167,445
 Class B common shareholders ........................   10,283,513      4,883,446     10,283,556      2,455,213
Diluted net income per weighted average common
 share:
 Class A common shareholders ........................  $       .40    $       .23    $       .68    $       .51
                                                       ===========    ===========    ===========    ===========
 Class B common shareholders ........................  $       .44    $       .24    $       .75    $       .52
                                                       ===========    ===========    ===========    ===========
Diluted weighted average common shares
 outstanding:
 Class A common shareholders ........................   41,700,478     40,704,147     41,204,762     40,577,871
 Class B common shareholders ........................   10,283,513      4,883,446     10,283,556      2,455,213

                (see accompanying notes to financial statements)

                        RECKSON ASSOCIATES REALTY CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED AND IN THOUSANDS)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                 ---------------------------
                                                                                     2000           1999
                                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income before dividends to preferred shareholders ............................    $   53,335     $   32,229
Adjustments to reconcile income before dividends to preferred shareholders to net cash provided by operating activities:
 Depreciation and amortization ...............................................        43,437         34,218
 Gain on sales of real estate ................................................        (6,662)            --
 Minority partners' interests in consolidated partnerships ...................         3,899          2,783
 Loss reserve on real estate held for sale ...................................            --          4,450
 Gain on mortgage redemption .................................................            --         (4,492)
 Limited partners' minority interest in the operating partnership ............         5,361          4,068
 Equity in earnings of real estate joint ventures and service companies ......        (3,187)          (889)
Changes in operating assets and liabilities:
 Tenant receivables ..........................................................         1,777          2,181
 Real estate tax escrows .....................................................         3,387           (618)
 Prepaid expenses and other assets ...........................................        (3,857)       (15,593)
 Deferred rents receivable ...................................................       (12,534)        (2,429)
 Accrued expenses and other liabilities ......................................         8,552         13,138
                                                                                  ----------     ----------
 Net cash provided by operating activities ...................................        93,508         69,046
                                                                                  ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in deposits and pre-acquisition costs ..............................        (6,079)        (1,889)
 Increase in developments in progress ........................................       (15,923)        (8,073)
 Purchase of commercial real estate properties ...............................      (154,573)      (194,871)
 Increase in real estate held for sale .......................................            --        (57,095)
 Investment in mortgage notes and notes receivable ...........................            --       (262,643)
 Proceeds from mortgage note repayments ......................................         2,157             --
 Investments in real estate joint ventures ...................................        (4,770)        (6,223)
 Distribution from a real estate joint venture ...............................           226            173
 Additions to commercial real estate properties ..............................       (22,108)       (16,389)
 Purchase of furniture, fixtures and equipment ...............................          (676)          (447)
 Payment of leasing costs ....................................................        (9,379)        (7,377)
 Proceeds from sales of property and mortgage redemption .....................        42,595         25,929
                                                                                  ----------     ----------
 Net cash used in investing activities .......................................      (168,530)      (528,905)
                                                                                  ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock net of issuance costs ................         1,486          1,300
 Proceeds from issuance of preferred stock net of issuance costs .............            --        148,000
 Principal payments on secured borrowings ....................................       (23,708)        (1,495)
 Payment of loan and equity issuance costs ...................................        (2,399)        (5,368)
 (Increase) decrease in investments in and advances to affiliates ............         5,646        (40,544)
 Proceeds from issuance of senior unsecured notes net of issuance costs ......            --        299,262
 Proceeds from secured borrowings ............................................        92,000             --
 Proceeds from unsecured credit facility .....................................       125,000        299,000
 Repayment of unsecured credit facility ......................................       (49,000)      (230,750)
 Contributions of minority partners' in consolidated partnerships ............            --         75,000
 Distributions to minority partners' in consolidated partnerships ............        (4,914)        (2,450)
 Distributions to limited partners' in the operating partnership .............        (5,714)        (5,222)
 Distributions to preferred unit holders .....................................        (1,321)        (1,321)
 Dividends to common shareholders ............................................       (41,638)       (27,111)
 Dividends to preferred shareholders .........................................       (14,649)        (8,762)
                                                                                  ----------     ----------
Net cash provided by financing activities ....................................        80,789        499,539
                                                                                  ----------     ----------
Net increase in cash and cash equivalents ....................................         5,767         39,680
Cash and cash equivalents at beginning of period .............................        21,368          2,349
                                                                                  ----------     ----------
Cash and cash equivalents at end of period ...................................    $   27,135     $   42,029
                                                                                  ==========     ==========

                (see accompanying notes to financial statements)

                        RECKSON ASSOCIATES REALTY CORP.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)

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

     As of June 30, 2000, the Company owned and operated 78 office properties comprising approximately 13.7 million square feet, 105 industrial properties comprising approximately 6.9 million square feet and two retail properties comprising approximately 20,000 square feet, located in the New York tri-state area (the "Tri-State Area"). The Company also owns a 357,000 square foot office building located in Orlando, Florida and approximately 346 acres of land in16 separate parcels of which the Company can develop approximately 1.9 million square feet of office space and approximately 350,000 square feet of industrial space. The Company also has invested approximately $301.5 million in mortgage notes encumbering two Class A office properties encompassing approximately 1.6 million square feet, approximately 403 acres of land located in New Jersey and approximately $17.1 million in a note receivable secured by a partnership interest in Omni Partner's, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York.

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

2. BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership at June 30, 2000 and December 31, 1999 and the results of their operations for the three and six months ended June 30, 2000 and 1999 respectively, and, their cash flows for the six months ended June 30, 2000 and 1999, respectively. The Operating Partnership's investments in Metropolitan, Omni Partner's, L. P. ("Omni") and certain industrial joint venture properties formerly owned by Reckson Morris Operating Partnership, L. P. ("RMI") are reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partners' interest. The Operating Partnership's investment in RMI was reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partner's interest through September 26, 1999. On September 27, 1999, the Operating Partnership sold its interest in RMI to Keystone Property Trust ("KTR"). The operating results of the service businesses currently conducted by Reckson Management Group, Inc., and Reckson Construction Group, Inc., are reflected in the accompanying financial statements on the equity method of accounting. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest, such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The minority interests at June 30, 2000 represent an approximate 12% limited partnership interest in the Operating Partnership, a convertible preferred interest in Metropolitan and a 40% interest in Omni.

     The accompanying interim unaudited financial statements have been prepared by the Company's management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10K for the year ended December 31, 1999.

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

3. MORTGAGE NOTES PAYABLE

     As of June 30, 2000, the Company had approximately $457.5 million of fixed rate mortgage notes which mature at various times between 2000 and 2027. The notes are secured by 22 properties and have a weighted average interest rate of approximately 7.6%. In addition, the Company had a $70 million variable rate mortgage note which matures in August 2001. The note is secured by one property and bears interest at LIBOR plus 165 basis points.

4. SENIOR UNSECURED NOTES

     As of June 30, 2000, the Operating Partnership had outstanding approximately $449.3 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures (dollars in thousands):

                             FACE
       ISSUANCE             AMOUNT      COUPON RATE     TERM          MATURITY
----------------------   -----------   -------------   ------      ----------------
  August 27, 1997         $150,000          7.20%      10 years    August 28, 2007
  March 26, 1999          $100,000          7.40%       5 years    March 15, 2004
  March 26, 1999          $200,000          7.75%      10 years    March 15, 2009


     Interest on the Senior Unsecured Notes is payable semiannually with principal and unpaid interest due on the scheduled maturity dates. In addition, the Senior Unsecured Notes issued on March 26, 1999 were issued at an aggregate discount of $738,000.

5. UNSECURED CREDIT FACILITY AND UNSECURED TERM LOAN

     As of June 30, 2000, the Company had a three year $500 million unsecured revolving credit facility (the "Credit Facility") from Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the Credit Facility bank group which matures in July, 2001. Interest rates on borrowings under the Credit Facility are priced off of LIBOR plus 90 basis points.

     The  Company  utilizes  the  Credit  Facility   primarily  to  finance  the
acquisitions of properties and other real estate investments, fund its development activities and for working capital purposes. At June 30, 2000, the Company had availability under the Credit Facility to borrow an additional $126.4 million (of which, $49.1 million has been reserved for outstanding undrawn letters of credit).

     As of June 30, 2000, the Company had outstanding an 18 month, $75 million unsecured term loan (the "Term Loan") from Chase Manhattan Bank which matures in June, 2001. Interest rates on borrowings under the Term Loan are priced off of LIBOR plus 150 basis points.

6. COMMERCIAL REAL ESTATE INVESTMENTS

     On January 13, 2000, the Company acquired 1350 Avenue of the Americas, a 540,000 square foot, 35 story, Class A office property, located in New York City, for a purchase price of approximately $126.5 million. This acquisition was financed through a $70 million secured debt financing and a draw under the Credit Facility.

     On June 15, 1999, the Company acquired the first mortgage note secured by a 47 story, 1.4 million square foot Class A office property located at 919 Third Avenue in New York City for approximately $277.5 million. The first mortgage note entitles the Company to all the net cash flow of the property and to substantial rights regarding the operations of the property, with the Company anticipating to ultimately obtain title to the property. This acquisition was financed with proceeds from the issuance of six million shares of Series B Convertible Cumulative Preferred Stock and through draws under the Credit Facility. Current financial accounting guidelines provide that where a lender has virtually the same risks and potential rewards as those of a real estate owner it should recognize the full economics associated with the operations of the property. As such, the Company has recognized the real estate operations of the 919 Third Avenue in the accompanying consolidated statements of income from the date of acquisition. On July 28, 2000, the Company consented to the filing of a consensual, pre-packaged bankruptcy plan with the current fee owner and expects to take title to this property by November 30, 2000.

     On August 9, 1999, the Company executed a contract for the sale of its interest in RMI, which consisted of 28 properties, comprising approximately 6.1 million square feet and three other big box industrial properties to KTR. In addition, the Company also entered into a sale agreement with Matrix relating to a first mortgage note and certain industrial land holdings (the "Matrix Sale"). The combined total sale price is $310 million ($41.6 million of which is payable to and of which $10.4 million of debt relief is attributable to the Morris Companies and its affiliates) and consists of a combination of (i) cash, (ii) convertible preferred and common stock of KTR, (iii) preferred units of KTR's operating partnership, (iv) relief of debt and (v) a purchase money mortgage note secured by certain land that is being sold to Matrix.

     As of June 30, 2000, the Matrix Sale and the sale of the Company's interest in RMI was completed for a combined sales price of approximately $258 million
(net of minority partner's interest). The combined consideration consisted of approximately (i) $159.7 million in cash, (ii) $60 million of preferred stock and operating partnership units of KTR, (iii) $1.5 million in common stock of KTR, (iv) approximately $26.7 million of debt relief and (v) approximately $10.1 million in purchase money mortgages. As a result, the Company incurred a gain of approximately $16.7 million of which approximately $6.7 million was recognized during the three months ended June 30, 2000. Cash proceeds from the sales were used primarily to repay borrowings under the Credit Facility. During July 2000, the Company redeemed approximately $20 million of the preferred stock of KTR.

     In July 1998, the Company formed a joint venture, Metropolitan Partners LLC ("Metropolitan"), with Crescent Real Estate Equities Company, a Texas REIT ("Crescent") for the purpose of acquiring Tower Realty Trust, Inc. ("Tower"). On May 24, 1999 the Company completed the merger with Tower and acquired three Class A office properties located in New York City totaling 1.6 million square feet and one office property located on Long Island totaling approximately 101,000 square feet. In addition, pursuant to the merger, the Company also acquired certain office properties, a property under development and land located outside of the Tri-State Area. All of the assets acquired in the merger located outside of the Tri-State Area, other than a 357,000 square foot office property located in Orlando, Florida, have been sold.

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

7. STOCKHOLDERS' EQUITY

     On May 24, 1999, the Company issued 11,694,567 shares of Class B Exchangeable Common Stock, par value $.01 per share, of the Company (the "Class B common stock"), which were valued for GAAP purposes at $26 per share for total consideration of approximately $304.1 million. The shares of Class B common stock were entitled to receive an initial annual dividend of $2.24 per share, which dividend is subject to adjustment annually. The shares of Class B common stock are exchangeable at any time, at the option of the holder, into an equal number of shares of Class A common stock, par value $.01 per share, of the Company subject to customary antidilution adjustments. The Company, at its option, may redeem any or all of the Class B common stock in exchange for an equal number of shares of the Company's Class A common stock at any time following the four year, six-month anniversary of the issuance of the Class B common stock. On July 1, 2000, the annual dividend on the Class B Common Stock was increased to $2.40 per share.

     On June 14, 2000, the Board of Directors of the Company declared the following dividends on the Company's securities:

                                                                                                          ANNUALIZED
                                 DIVIDEND/            RECORD           PAYMENT         THREE MONTHS        DIVIDEND/
         SECURITY               DISTRIBUTION           DATE              DATE             ENDED          DISTRIBUTION
--------------------------   -----------------   ---------------   ---------------   ---------------   ----------------
Class A common stock             $ .38600         July 10, 2000     July 21, 2000     June 30, 2000       $ 1.544
Class B common stock             $ .59400 (a)     July 14, 2000     July 31, 2000     July 31, 2000       $ 2.377 (a)
Series A preferred stock         $ .47660         July 14, 2000     July 31, 2000     July 31, 2000       $ 1.906
Series B preferred stock         $ .52188         July 14, 2000     July 31, 2000     July 31, 2000       $ 2.088

------------------
(a) adjusted to $.60 per share quarterly and $2.40 per share annually on July 1, 2000.

     On June 20, 2000, the Company issued 4,181,818 shares of Class A common stock in exchange for four million shares of Series B Convertible Cumulative Preferred Stock with a liquidation preference value of $100 million.

     The Board of Directors of the Company has authorized the purchase of up to three million shares of the Company's Class B common stock. In addition, the Board of Directors has also authorized the purchase of up to an additional three million shares of the Company's Class B common stock and/or its Class A common stock. The buy-back program will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. As of June 30, 2000, the Company had purchased and retired 1,410,804 shares of Class B common stock for approximately $30.3 million.

     Basic net income per share on the Company's Class A common stock was calculated using the weighted average number of shares outstanding of 41,343,118 and 40,284,511 for the three months ended June, 2000 and 1999, respectively and 40,862,650 and 40,167,445 for the six months ended June 30, 2000 and 1999, respectively.

     Basic net income per share on the Company's Class B common stock was calculated using the weighted average number of shares outstanding of 10,283,513 and 4,883,446 for the three months ended June 30, 2000 and 1999, respectively and 10,283,556 and 2,455,213 for the six months ended June 30, 2000 and 1999, respectively.

     The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted earnings per weighted average common share and the computation of basic and diluted earnings per share for the Company's Class A common stock (in thousands except for earnings per share data):

                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                               -------------------------   -------------------------
                                                                   2000          1999          2000          1999
                                                               -----------   -----------   -----------   -----------
Numerator:
 Income before, dividends to preferred shareholders and
   income allocated to Class B common shareholders .........    $ 30,168      $ 16,524      $  53,335     $ 32,229
 Dividends to preferred shareholders .......................      (7,197)       (5,329)       (14,521)      (9,710)
 Income allocated to Class B common shareholders ...........      (6,316)       (1,731)       (10,713)      (1,731)
                                                                --------      --------      ---------     --------
 Numerator for basic and diluted earnings per Class A
   common share ............................................    $ 16,655      $  9,464      $  28,101     $ 20,788
                                                                ========      ========      =========     ========
Denominator:
 Denominator for basic earnings per share-
   weighted-average Class A common shares ..................      41,343        40,285         40,863       40,167
 Effect of dilutive securities:
   Employee stock options ..................................         357           419            342          411
                                                                --------      --------      ---------     --------
 Denominator for diluted earnings per Class A common
   share-adjusted weighted-average shares and assumed
   conversions .............................................      41,700        40,704         41,205       40,578
                                                                ========      ========      =========     ========
Basic earnings per Class A common share:
 Net income per Class A common share .......................    $    .40      $    .23      $     .69     $    .52
                                                                ========      ========      =========     ========
Diluted earnings per Class A common share:
 Diluted net income per Class A common share ...............    $    .40      $    .23      $     .68     $    .51
                                                                ========      ========      =========     ========

     The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted earnings per weighted average common share and the computation of basic and diluted earnings per share for the Company's Class B common stock (in thousands except for earnings per share data):

                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                               -------------------------   -------------------------
                                                                   2000          1999          2000          1999
                                                               -----------   -----------   -----------   -----------
Numerator:
 Income before dividends to preferred shareholders and
   income allocated to Class A common shareholders .........    $  30,168     $ 16,524      $  53,335     $  32,229
 Dividends to preferred shareholders .......................       (7,197)      (5,329)       (14,521)       (9,710)
 Income allocated to Class A common shareholders ...........      (16,655)      (9,464)       (28,101)      (20,788)
                                                                ---------     --------      ---------     ---------
 Numerator for basic earnings per Class B common ...........        6,316        1,731         10,713         1,731
Add back:
 Income allocated to Class A common shareholders ...........       16,655        9,464         28,101        20,788

                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                            JUNE 30,                       JUNE 30,
                                                                  ----------------------------   -----------------------------
                                                                       2000           1999            2000            1999
                                                                  -------------   ------------   -------------   -------------
 Limited partners' minority interest in the operating
   partnership ................................................         3,083          1,827           5,361           4,068
                                                                    ---------       --------       ---------       ---------
 Numerator for diluted earnings per Class B common
   share ......................................................     $  26,054       $ 13,022       $  44,175       $  26,587
                                                                    =========       ========       =========       =========
Denominator:
 Denominator for basic earnings per share-
   weighted-average Class B common shares .....................        10,284          4,883          10,284           2,455
 Effect of dilutive securities:
   Weighted average Class A common shares outstanding .........        41,343         40,285          40,863          40,167
   Weighted average OP Units outstanding ......................         7,695          7,705           7,697           7,708
   Employee stock options .....................................           357            419             342             411
                                                                    ---------       --------       ---------       ---------
Denominator for diluted earnings per Class B common
 share-adjusted weighted-average shares and assumed
 conversions ..................................................        59,679         53,292          59,186          50,741
                                                                    =========       ========       =========       =========
Basic earnings per Class B common share:
 Net income per Class B common share ..........................     $     .61       $    .35       $    1.04       $     .71
                                                                    =========       ========       =========       =========
Diluted earnings per Class B common share:
 Diluted net income per Class B common share ..................     $     .44       $    .24       $     .75       $     .52
                                                                    =========       ========       =========       =========

8. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (in thousands)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                        -----------------------
                                                           2000         1999
                                                        ----------   ----------
   Cash paid during the period for interest .........    $52,135      $30,062
                                                         =======      =======
   Interest capitalized during the period ...........    $ 5,173      $ 4,400
                                                         =======      =======

     On June 20, 2000, the Company issued 4,181,818 shares of Class A common stock in exchange for four million shares of Series B Convertible Cumulative Preferred Stock with a liquidation preference value of $100 million.

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

     In addition, as the Company expects to meet its short-term liquidity requirements in part through the Credit Facility and Term Loan, interest incurred on borrowings under the Credit Facility and Term Loan is not considered as part of property operating performance. Further, the Company does not consider the property operating performance of the office property located in Orlando, Florida as a part of its Core Portfolio. Additionally, commencing January 1, 2000, the Company does not consider the operating performance of the industrial joint venture properties formerly owned by RMI as part of its Core Portfolio.

     The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

     The following table sets forth the components of the Company's revenues and expenses and other related disclosures for the three months ended June 30, 2000 and 1999 (in thousands):

                                                   THREE MONTHS ENDED
                                      ---------------------------------------------
                                                      JUNE 30, 2000
                                      ---------------------------------------------
                                                                      CONSOLIDATED
                                       CORE PORTFOLIO      OTHER         TOTALS
                                      ---------------- ------------- --------------
REVENUES:
Base rents, tenant escalations and
 reimbursements .....................    $   106,852     $   2,231     $  109,083
Equity in earnings of real estate
 joint ventures and service
 companies ..........................             --         1,775          1,775
Interest and other income ...........            257        14,340         14,597
                                         -----------     ---------     ----------
Total Revenues ......................        107,109        18,346        125,455
                                         -----------     ---------     ----------
EXPENSES:
Property operating expenses .........         35,810           558         36,368
Marketing, general and
 administrative .....................          4,928         1,721          6,649
Interest ............................          9,403        14,773         24,176
Depreciation and amortization .......         20,055         2,371         22,426
                                         -----------     ---------     ----------
Total Expenses ......................         70,196        19,423         89,619
                                         -----------     ---------     ----------
Income (loss) before preferred
 dividends and distributions and
 minority interests .................    $    36,913     $  (1,077)    $   35,836
                                         ===========     =========     ==========
Total assets ........................    $ 2,054,183     $ 830,484     $2,884,667
                                         ===========     =========     ==========

                                                         THREE MONTHS ENDED
                                      ---------------------------------------------------------
                                                            JUNE 30, 1999
                                      ---------------------------------------------------------
                                                                                   CONSOLIDATED
                                       CORE PORTFOLIO       RMI         OTHER         TOTALS
                                      ---------------- ------------ ------------- -------------
REVENUES:
Base rents, tenant escalations and
 reimbursements .....................    $    76,943    $   5,287     $   3,548    $    85,778
Equity in earnings of real estate
 joint ventures and service
 companies ..........................             --           --           512            512
Interest and other income ...........            144           --         4,805          4,949
                                         -----------    ---------     ---------    -----------
Total Revenues ......................         77,087        5,287         8,865         91,239
                                         -----------    ---------     ---------    -----------
EXPENSES:
Property operating expenses .........         25,554          816         1,169         27,539
Marketing, general and
 administrative .....................          3,858          167         1,020          5,045
Interest ............................          5,191          940        12,771         18,902
Depreciation and amortization .......         16,212        1,287         1,628         19,127
                                         -----------    ---------     ---------    -----------
Total Expenses ......................         50,815        3,210        16,588         70,613
                                         -----------    ---------     ---------    -----------
Income (loss) before preferred
 dividends and distributions and
 minority interests .................    $    26,272    $   2,077     $  (7,723)   $    20,626
                                         ===========    =========     =========    ===========
Total assets ........................    $ 2,082,784    $ 194,898     $ 618,673    $ 2,896,355
                                         ===========    =========     =========    ===========

     The following table sets forth the components of the Company's revenues and expenses and other related disclosures for the six months ended June 30, 2000 and 1999 (in thousands):

                                                     SIX MONTHS ENDED
                                       ---------------------------------------------
                                                       JUNE 30, 2000
                                       ---------------------------------------------
                                                                       CONSOLIDATED
                                        CORE PORTFOLIO      OTHER         TOTALS
                                       ---------------- ------------- --------------
REVENUES:
Base rents, tenant escalations and
 reimbursements ......................     $ 211,672      $   4,657       216,329
Equity in earnings of real estate
 joint ventures and service
 companies ...........................            --          3,187         3,187
Interest and other income ............           664         22,933        23,597
                                           ---------      ---------       -------
Total Revenues .......................       212,336         30,777       243,113
                                           ---------      ---------       -------
EXPENSES:
Property operating expenses ..........        73,297          1,226        74,523
Marketing, general and
 administrative ......................        10,029          3,192        13,221
Interest .............................        18,595         29,421        48,016
Depreciation and amortization ........        39,388          4,049        43,437
                                           ---------      ---------       -------
Total Expenses .......................       141,309         37,888       179,197
                                           ---------      ---------       -------
Income (loss) before preferred
 dividends and distributions and
 minority interests ..................     $  71,027      $  (7,111)     $ 63,916
                                           =========      =========      ========

                                                           SIX MONTHS ENDED
                                       --------------------------------------------------------
                                                            JUNE 30, 1999
                                       --------------------------------------------------------
                                                                                   CONSOLIDATED
                                        CORE PORTFOLIO      RMI         OTHER         TOTALS
                                       ---------------- ---------- -------------- -------------
REVENUES:
Base rents, tenant escalations and
 reimbursements ......................     $ 142,966     $ 9,900     $    3,548     $ 156,414
Equity in earnings of real estate
 joint ventures and service
 companies ...........................            --          --            889           889
Interest and other income ............           213           2          9,830        10,045
                                           ---------     -------     ----------     ---------
Total Revenues .......................       143,179       9,902         14,267       167,348
                                           ---------     -------     ----------     ---------
EXPENSES:
Property operating expenses ..........        47,710       1,567          1,169        50,446
Marketing, general and
 administrative ......................         7,800         298          1,339         9,437
Interest .............................         9,751       1,217         21,878        32,846
Depreciation and amortization ........        28,993       2,367          2,858        34,218
                                           ---------     -------     ----------     ---------
Total Expenses .......................        94,254       5,449         27,244       126,947
                                           ---------     -------     ----------     ---------
Income (loss) before preferred
 dividends and distributions and
 minority interests ..................     $  48,925     $ 4,453     $  (12,977)    $  40,401
                                           =========     =======     ==========     =========

10. OTHER INVESTMENTS AND ADVANCES

     During 1997, the Company formed FrontLine Capital Group ("FrontLine") (formerly Reckson Service Industries, Inc.) and Reckson Strategic Venture
Partners, LLC ("RSVP"). In connection with the formation of FrontLine, the Operating Partnership established a credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine's e-commerce and e-services operations and other general corporate purposes. As of June 30, 2000, the Company had advanced approximately $92.7 million under the FrontLine Facility. In addition, the Operating Partnership has approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT-qualified investments or advances made to FrontLine under terms similar to the FrontLine Facility. As of June 30, 2000, approximately $67.9 million had been invested through the RSVP Commitment, of which $29.4 million represents RSVP-controlled joint venture REIT-qualified investments and $38.5 million represents advances to FrontLine under the RSVP Commitment. Both the FrontLine Facility and the RSVP Commitment have a term of five years and advances under each are recourse obligations of FrontLine. Interest accrues on advances made under the credit facilities at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that are outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. Prior to maturity, interest is payable quarterly but only to the extent of net cash flow and on an interest-only basis.

     During November 1999, the Board of Directors of the Company approved an amendment to the FrontLine Facility and the RSVP Commitment to permit FrontLine to incur secured debt and to pay interest thereon and to issue preferred stock and to pay dividends thereon. In consideration of the amendments, FrontLine paid the Operating Partnership a fee of approximately $3.6 million in the form of shares of FrontLine common stock. Such fee is being recognized in income over an estimated nine month benefit period.

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

     The Company owns all of the interests in its real properties through Reckson Operating Partnership, L.P. (the "Operating Partnership"). As of June 30, 2000, the Company owned and operated 78 office properties comprising approximately 13.7 million square feet, 105 industrial properties comprising approximately 6.9 million square feet and two retail properties comprising approximately 20,000 square feet, located in the Tri-State Area. The Company also owns a 357,000 square foot office building located in Orlando, Florida and approximately 346 acres of land in 16 separate parcels of which the Company can develop approximately 1.9 million square feet of office space and approximately 350,000 square feet of industrial space. The Company also has invested approximately $301.5 million in mortgage notes encumbering two Class A office properties encompassing approximately 1.6 million square feet, approximately 403 acres of land located in New Jersey and approximately $17.1 million in a note receivable secured by a partnership interest in Omni Partner's, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York.

     During 1997, the Company formed FrontLine Capital Group ("FrontLine") (formerly Reckson Service Industries, Inc.) and Reckson Strategic Venture
Partners, LLC ("RSVP"). In connection with the formation of FrontLine, the Operating Partnership established a credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine's e-commerce and e-services operations and other general corporate purposes. As of June 30, 2000, the Company had advanced approximately $92.7 million under the FrontLine Facility. In addition, the Operating Partnership has approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT-qualified investments or advances made to FrontLine under terms similar to the FrontLine Facility. As of June 30, 2000, approximately $67.9 million had been invested through the RSVP Commitment, of which $29.4 million represents RSVP-controlled joint venture REIT-qualified investments and $38.5 million represents advances to FrontLine under the RSVP Commitment. Both the FrontLine Facility and the RSVP Commitment have a term of five years and advances under each are recourse obligations of FrontLine. Interest accrues on advances made under the credit facilities at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that are outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. Prior to maturity, interest is payable quarterly but only to the extent of net cash flow of FrontLine and on an interest-only basis.

     During November 1999, the Board of Directors of the Company approved an amendment to the FrontLine Facility and the RSVP Commitment to permit FrontLine to incur secured debt and to pay interest thereon and to issue preferred stock and to pay dividends thereon. In consideration of the amendments, FrontLine paid the Operating Partnership a fee of approximately $3.6 million in the form of shares of FrontLine common stock. Such fee is being recognized in income over an estimated nine month benefit period.

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

     On August 9, 1999, the Company executed a contract for the sale of its interest in Reckson Morris Operating Partnership, L. P. ("RMI"), which consisted of 28 properties, comprising approximately 6.1 million square feet and three other big box industrial properties to Keystone Property Trust ("KTR"). In addition, the Company also entered into a sale agreement with Matrix relating to a first mortgage note and certain industrial land holdings (the "Matrix Sale"). The combined total sale price is $310 million ($41.6 million of which is payable to, and of which $10.4 million of debt relief is attributable to the Morris Companies and its affiliates) and consists of a combination of (i) cash, (ii) convertible preferred and common stock of KTR, (iii) preferred units of KTR's operating partnership, (iv) relief of debt and (v) a purchase money mortgage note secured by certain land that is being sold to Matrix.

     As of June 30, 2000, the Matrix Sale and the sale of the Company's interest in RMI was completed for a combined sales price of approximately $258 million
(net of minority partner's interest). The combined consideration consisted of approximately (i) $159.7 million in cash, (ii) $60 million of preferred stock and operating partnership units of KTR, (iii) $1.5 million in common stock of KTR, (iv) approximately $26.7 million of debt relief and (v) approximately $10.1 million in purchase money mortgages. As a result, the Company incurred a gain of approximately $16.7 million of which approximately $6.7 million was recognized during the three months ended June 30, 2000. Cash proceeds from the sales were used primarily to repay borrowings under the Credit Facility. During July 2000, the Company redeemed approximately $20 million of the preferred stock of KTR.

     In July 1998, the Company formed a joint venture, Metropolitan Partners LLC ("Metropolitan"), with Crescent Real Estate Equities Company, a Texas REIT ("Crescent") for the purpose of acquiring Tower Realty Trust, Inc. ("Tower"). On May 24, 1999 the Company completed the merger with Tower and acquired three Class A office properties located in New York City totaling 1.6 million square feet and one office property located on Long Island totaling approximately 101,000 square feet. In addition, pursuant to the merger, the Company also acquired certain office properties, a property under development and land located outside of the Tri-State Area. All of the assets acquired in the merger located outside of the Tri-State Area, other than a 357,000 square foot office property located in Orlando, Florida, have been sold.

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

     The market capitalization of the Company at June 30, 2000 was approximately $3.33 billion. The Company's market capitalization is based on the sum of (i) the market value of the Company's Class A common stock and common units of limited partnership interest in the Operating Partnership ("OP Units") (assuming conversion) of $23.77 per share/unit (based on the closing price of the Company's Class A common stock on June 30, 2000), (ii) the market value of the Company's Class B common stock of $25.44 per share (based on the closing price of the Company's Class B common stock on June 30, 2000), (iii) the liquidation preference value of the Company's Series A preferred and Series B preferred stock of $25 per share, (iv) the liquidation preference value of the Operating Partnership's preferred units of $1,000 per unit, (v) the contributed value of Metropolitan's preferred interest of $85 million and (vi) the approximately $1.41 billion (including its share of joint venture debt and net of minority partners' interests) of debt outstanding at June 30, 2000. As a result, the Company's total debt to total market capitalization ratio at June 30, 2000 equaled approximately 42.3%.

RESULTS OF OPERATIONS

     The Company's total revenues increased by $34.2 million or 37.5% for the three months ended June 30, 2000 as compared to the 1999 period. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $23.3 million or 27.2% for the three months ended June 30, 2000 as compared to the 1999 period. The increase in Property Operating Revenues is substantially attributable to the Tower portfolio acquisition in May 1999, the acquisition of the first mortgage note secured by 919 Third Avenue (which revenue was reflected in Property Operating Revenues) in June 1999 and the acquisition of 1350 Avenue of the Americas in January 2000. In addition, Property Operating Revenues were also positively impacted by approximately $3.6 million from increases in occupancies and rental rates in our "same store" properties. The Company's base rent reflects the positive impact of the straight-line rent adjustment of $8.3 million for the three months ended June 30, 2000 as compared to $3.2 million for the 1999 period. The remaining balance of the increase in total revenues is attributable to the gain on sales of real estate, interest income and fees relating to the FrontLine Facility and the RSVP Commitment and earnings generated by RSVP-controlled joint venture REIT-qualified investments.

     Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $8.8 million or 32.1% for the three months ended June 30, 2000 as compared to the 1999 period. These increases are primarily due to the acquisition of the Tower portfolio in May 1999, the acquisition of the first mortgage note secured by 919 Third Avenue in June 1999, (which operations were reflected in Property Expenses) and the acquisition of 1350 Avenue of the Americas in January 2000. Gross operating margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the three months ended June 30 , 2000 and 1999 were 66.7% and 67.9% respectively. The decrease in gross operating margins is primarily attributable to a larger proportionate share of gross operating margin derived from office properties, which has a lower gross margin percentage, in 2000 compared to 1999. The higher proportionate share of the gross operating margins is attributable to the office properties acquired during the period May 1999 through January 2000 and the disposition of net leased industrial properties in September 1999 and April 2000. This shift in the composition of the portfolio was offset by increases in rental rates and operating efficiencies realized.

     Marketing, general and administrative expenses increased by $1.6 million for the three months ended June 30, 2000 as compared to the 1999 period. The increase is due to the increased costs of managing the acquisition properties and the increase in corporate management and administrative costs associated with the growth of the Company including the opening of its New York City division. Marketing, general and administrative expenses as a percentage of total revenues were 5.3% for the three months ended June 30, 2000 as compared to 5.5% for the 1999 period.

     Interest expense increased by $5.3 million for the three months ended June 30, 2000 as compared to the 1999 period. The increase is due to secured borrowings assumed in the Tower acquisition as well as new debt incurred with the Tower and 1350 Avenue of the Americas acquisitions. Additionally, the increase is due to an increase cost attributable to an increased balance on the Company's credit facility and term loan. The weighted average balance outstanding on the Company's credit facility and term loan was $464.1 million for the three months ended June 30, 2000 as compared to $352.1 million for the three months ended June 30, 1999.

     The Company's total revenues increased by $75.8 million or 45.3% for the six months ended June 30, 2000 as compared to the 1999 period. Property Operating Revenues, which include base rents and tenant escalations and reimbursements increased by $59.9 million or 38.3% for the six months ended June 30, 2000 as compared to the 1999 period. The increase in Property Operating Revenues is substantially attributable to the Tower portfolio acquisition in May 1999, the acquisition of the first mortgage note secured by 919 Third Avenue (which revenue was reflected in Property Operating Revenues) in June 1999 and the acquisition of 1350 Avenue of the Americas in January 2000. In addition, Property Operating Revenues were also positively impacted by approximately $5.4 million from increases in occupancies and rental rates in our "same store" properties. The Company's base rent reflects the positive impact of the straight-line rent adjustment of $12.8 million for the six months ended June 30, 2000 as compared to $4.6 million for the 1999 period. The remaining balance of the increase in total revenues is attributable to the gain on sales of real estate, interest income and fees relating to the FrontLine Facility and the RSVP Commitment and earnings generated by RSVP-controlled joint venture REIT-qualified investments.

     Property Expenses increased by $24.1 million or 47.7% for the six months ended June 30, 2000 as compared to the 1999 period. These increases are primarily due to the acquisition of the Tower portfolio in May 1999, the acquisition of the first mortgage note secured by 919 Third Avenue in June 1999, (which operations were reflected in Property Expenses) and the acquisition of 1350 Avenue of the Americas in January 2000. Gross Operating Margins for the six months ended June 30 , 2000 and 1999 were 65.6% and 67.8% respectively. The decrease in gross operating margins is primarily attributable to a larger proportionate share of gross operating margin derived from office properties, which has a lower gross margin percentage, in 2000 compared to 1999. The higher proportionate share of the gross operating margins is attributable to the office properties acquired during the period May 1999 through January 2000 and the disposition of net leased industrial properties in September 1999. This shift in the composition of the portfolio was offset by increases in rental rates and operating efficiencies realized.

     Marketing, general and administrative expenses increased by $3.8 million for the six months ended June 30, 2000 as compared to the 1999 period. The increase is due to the increased costs of managing the acquisition properties and the increase in corporate management and administrative costs associated with the growth of the Company including the opening of its New York City division. Marketing, general and administrative expenses as a percentage of total revenues were 5.4% for the six months ended June 30, 2000 as compared to 5.6% for the 1999 period.

     Interest expense increased by $15.2 million for the six months ended June 30, 2000 as compared to the 1999 period. The increase is primarily due to secured borrowings assumed in the Tower acquisition as well as new debt incurred with the Tower and 1350 Avenue of the Americas acquisitions. Additionally, the increase is also due to $300 million of Senior Unsecured Notes issued on March 26, 1999 and an increased cost attributable to an increased average balance on the Company's credit facility and term loan. The weighted average balance on the Company's credit facility and term loan was $464.8 million for the six months ended June 30, 2000 as compared to $429.0 million for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000 the Company had a three year $500 million unsecured revolving credit facility (the "Credit Facility") with Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the Credit Facility bank group which matures in July, 2001. Interest rates on borrowings under the Credit Facility are priced off of LIBOR plus 90 basis points.

     The  Company  utilizes  the  Credit  Facility   primarily  to  finance  the
acquisitions of properties and other real estate investments, fund its development activities and for working capital purposes. At June 30, 2000, the Company had availability under the Credit Facility to borrow an additional $126.4 million (of which, $49.1 million has been reserved for outstanding undrawn letters of credit).

     As of June 30, 2000, the Company had an 18 month, $75 million unsecured term loan (the "Term Loan") from Chase Manhattan Bank which matures during June, 2001. Interest rates on borrowings under the Term Loan are priced off of LIBOR plus 150 basis points.

     On May 24, 1999, the Company issued 11,694,567 shares of Class B Exchangeable Common Stock, par value $.01 per share, of the Company (the "Class B common stock"), which were valued for generally accepted accounting principles ("GAAP") purposes at $26 per share for total consideration of approximately $304.1 million. The shares of Class B common stock were entitled to receive an initial annual dividend of $2.24 per share, which dividend is subject to adjustment annually. The shares of Class B common stock are exchangeable at any time, at the option of the holder, into an equal number of shares of Class A common stock, par value $.01 per share, of the Company subject to customary antidilution adjustments. The Company, at its option, may redeem any or all of the Class B common stock in exchange for an equal number of shares of the Company's Class A common stock at any time following the four year, six-month anniversary of the issuance of the Class B common stock. On July 1, 2000, the annual dividend on the Class B Common Stock was increased to $2.40 per share.

     On June 20, 2000, the Company issued 4,181,818 shares of Class A common stock in exchange for four million shares of Series B Convertible Cumulative Preferred Stock with a liquidation preference value of $100 million.

     The Board of Directors of the Company has authorized the purchase of up to three million shares of the Company's Class B common stock. In addition, the Board of Directors has also authorized the purchase of up to an additional three million shares of the Company's Class B common stock and/or its Class A common stock. The buy-back program will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. As of June 30, 2000, the Company had purchased and retired 1,410,804 shares of Class B Common Stock for approximately $30.3 million.

     The Company's indebtedness at June 30, 2000 totaled approximately $1.41 billion (including its share of joint venture debt and net of minority partners' interests) and was comprised of $373.6 million outstanding under the Credit Facility, $75 million outstanding under the Term Loan, approximately $449.3 million of senior unsecured notes and approximately $513.3 million of mortgage indebtedness. Based on the Company's total market capitalization of approximately $3.33 billion at June 30, 2000 (calculated based on the sum of (i) the market value of the Company's Class A common stock and OP Units, assuming conversion, (ii) the market value of the Company's Class B common stock, (iii) the liquidation preference value of the Company's preferred stock, (iv) the liquidation preference value of the Operating Partnership's preferred units, (v) the contributed value of Metropolitan's preferred interest and (vi) the $1.41 billion of debt), the Company's debt represented approximately 42.3% of its total market capitalization.

     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures of the Company. The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operating activities along with the Credit Facility previously discussed. The Company expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt and equity securities of the Company. In addition, the Company also believes that it will, from time to time, generate funds from the sale of certain of its real estate properties or interests therein. The Company will refinance existing mortgage indebtedness or indebtedness under the Credit Facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Company anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and equity offerings, will be adequate to meet the capital and liquidity requirements of the Company in both the short and long-term.

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

     The following table presents the Company's FFO calculation (unaudited and in thousands, except per share/unit data):

                                                                                      THREE MONTHS ENDED
                                                                                           JUNE 30,
                                                                                   -------------------------
                                                                                       2000         1999
                                                                                   ------------ ------------
Net income available to common shareholders ......................................   $ 22,971     $ 11,195
Add:
 Real estate depreciation and amortization .......................................     21,937       18,406
 Minority partners' interests in consolidated partnerships .......................      1,925        1,615
 Limited partners' minority interest in the operating partnership ................      3,083        1,827
Less:
 Gain on sales of real estate ....................................................      6,662           --
 Amounts distributable to minority partners' in consolidated partnerships ........      2,136        1,980
                                                                                     --------     --------
Funds From Operations (FFO) -- basic .............................................     41,118       31,063
Less:
 Straight line rents .............................................................      8,300        3,178
 Non-Incremental capitalized tenant improvements and leasing commissions .........      1,873        1,236
 Non-Incremental capitalized improvements ........................................      1,446          838
                                                                                     --------     --------
Cash available for distribution ("CAD") -- basic .................................   $ 29,499     $ 25,811
                                                                                     ========     ========
Computation of diluted FFO and CAD:
Basic FFO ........................................................................   $ 41,118     $ 31,063
Add:
 Dividends and distributions on dilutive shares and units ........................      9,451        6,663
                                                                                     --------     --------
FFO -- diluted ...................................................................     50,569       37,726
Less:
 Straight line rents, non incremental capitalized improvements, tenant
  improvements and leasing commissions ...........................................     11,619        5,252
                                                                                     --------     --------
CAD -- diluted ...................................................................   $ 38,950     $ 32,474
                                                                                     ========     ========
Basic FFO and CAD calculations:
 Weighted average shares outstanding .............................................     51,627       45,168
 Weighted average units of limited partnership interest outstanding ..............      7,695        7,705
                                                                                     --------     --------
 Weighted average shares and units outstanding ...................................     59,322       52,873
                                                                                     ========     ========
 FFO per weighted average share or unit ..........................................   $    .69      $   .59
                                                                                     ========     ========
 CAD per weighted average share or unit ..........................................   $    .50      $   .49
                                                                                     ========     ========
 Weighted average dividends or distributions per share or unit ...................   $    .42      $   .39
                                                                                     ========     ========
 FFO payout ratio ................................................................       60.8%        66.2%
                                                                                     ========     ========
 CAD payout ratio ................................................................       84.7%        79.6%
                                                                                     ========     ========
Diluted FFO and CAD calculations:
 Basic GAAP weighted average shares and units outstanding ........................     59,322       52,873
 Add GAAP weighted average dilutive securities ...................................        357          419
                                                                                     --------     --------
 Dilutive GAAP weighted average shares and units .................................     59,679       53,292
 Adjustments for dilutive FFO and CAD weighted average shares and units:
  Add:
  Weighted average shares of Series A Preferred Stock ............................      8,060        8,060
  Weighted average shares of Series B Preferred Stock ............................      5,294        1,835
  Weighted average shares of minority partner's preferred interest ...............      3,454        1,443
  Weighed average shares of preferred units of limited partnership interest .           1,367        1,367
                                                                                     --------     --------
Dilutive FFO and CAD weighted average shares and units outstanding ...............     77,854       65,997
                                                                                     ========     ========
FFO per weighted average share or unit ...........................................   $    .65      $   .57
                                                                                     ========     ========
CAD per weighted average share or unit ...........................................   $    .50      $   .49
                                                                                     ========     ========
Weighted average dividends or distributions per share or unit ....................   $    .41      $   .39
                                                                                     ========     ========
FFO payout ratio .................................................................       63.6%        67.4%
                                                                                     ========     ========
CAD payout ratio .................................................................       82.5%      78.3%
                                                                                     ========     ========

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                   -------------------------
                                                                                       2000         1999
                                                                                   ------------ ------------
Net income available to common shareholders ......................................   $ 38,814     $ 22,519
Add:
 Real estate depreciation and amortization .......................................     42,552       33,094
 Minority partners' interests in consolidated partnerships .......................      3,899        2,783
 Limited partners' minority interest in the operating partnership ................      5,361        4,068
Less:
 Gain on sales of real estate ....................................................      6,662           --
 Amounts distributable to minority partners' in consolidated partnerships ........      4,517        3,424
                                                                                     --------     --------
Funds From Operations (FFO) -- basic .............................................     79,447       59,040
Less:
 Straight line rents .............................................................     12,838        4,514
 Non-Incremental capitalized tenant improvements and leasing commissions .........      4,743        2,055
 Non-Incremental capitalized improvements ........................................      2,697        1,479
                                                                                     --------     --------
Cash available for distribution ("CAD") -- basic .................................   $ 59,169     $ 50,992
                                                                                     ========     ========
Computation of diluted FFO and CAD:
Basic FFO ........................................................................   $ 79,447     $ 59,040
Add:
 Dividends and distributions on dilutive shares and units ........................     19,029       11,704
                                                                                     --------     --------
FFO -- diluted ...................................................................     98,476       70,744
Less:
 Straight line rents, non incremental capitalized improvements, tenant
  improvements and leasing commissions ...........................................     20,278        8,048
                                                                                     --------     --------
CAD -- diluted ...................................................................   $ 78,198     $ 62,696
                                                                                     ========     ========
Basic FFO and CAD calculations:
 Weighted average shares outstanding .............................................     51,146       42,623
 Weighted average units of limited partnership interest outstanding ..............      7,697        7,707
                                                                                     --------     --------
 Weighted average shares and units outstanding ...................................     58,843       50,330
                                                                                     ========     ========
 FFO per weighted average share or unit ..........................................   $   1.35      $  1.17
                                                                                     ========     ========
 CAD per weighted average share or unit ..........................................   $   1.01      $  1.01
                                                                                     ========     ========
 Weighted average dividends or distributions per share or unit ...................   $    .83      $   .73
                                                                                     ========     ========
 FFO payout ratio ................................................................       61.2%        62.1%
                                                                                     ========     ========
 CAD payout ratio ................................................................       82.1%        71.9%
                                                                                     ========     ========
Diluted FFO and CAD calculations:
 Basic GAAP weighted average shares and units outstanding ........................     58,843       50,330
 Add GAAP weighted average dilutive securities ...................................        342          411
                                                                                     --------     --------
 Dilutive GAAP weighted average shares and units .................................     59,185       50,741
 Adjustments for dilutive FFO and CAD weighted average shares and units:
  Add:
  Weighted average shares of Series A Preferred Stock ............................      8,060        8,060
  Weighted average shares of Series B Preferred Stock ............................      5,526          923
  Weighted average shares of minority partner's preferred interest ...............      3,454          724
  Weighed average shares of preferred units of limited partnership interest .           1,367        1,367
                                                                                     --------     --------
Dilutive FFO and CAD weighted average shares and units outstanding ...............     77,592       61,815
                                                                                     ========     ========
FFO per weighted average share or unit ...........................................   $   1.27      $  1.14
                                                                                     ========     ========
CAD per weighted average share or unit ...........................................   $   1.01      $  1.01
                                                                                     ========     ========
Weighted average dividends or distributions per share or unit ....................   $    .81      $   .73
                                                                                     ========     ========
FFO payout ratio .................................................................       63.8%        63.4%
                                                                                     ========     ========
CAD payout ratio .................................................................       80.3%        71.5%
                                                                                     ========     ========

           SUPPLEMENTAL INFORMATION ON CAPITAL EXPENDITURES, TENANT
                      IMPROVEMENTS AND LEASING COMMISSIONS

     The following table summarizes the expenditures incurred for non-incremental capital expenditures, tenant improvements and leasing commissions for the Company's office and industrial properties for the six month period ended June 30, 2000 and the historical average of such non-incremental capital expenditures, tenant improvements and leasing commissions for the years 1996 through 1999.

            NON-INCREMENTAL REVENUE GENERATING CAPITAL EXPENDITURES

                                                                                                           SIX MONTHS
                                                                                            1998-1999         ENDED
                                1996           1997            1998            1999          AVERAGE      JUNE 30, 2000
                           ------------- --------------- --------------- --------------- --------------- --------------
SUBURBAN OFFICE PROPERTIES
 Total ...................   $ 375,026     $ 1,108,675     $ 2,004,976     $ 2,298,899     $ 1,446,894    $ 1,698,839
 Per Square Foot .........        0.13            0.22            0.23            0.23            0.20           0.17
CBD OFFICE PROPERTIES
 Total ...................         N/A             N/A             N/A             N/A             N/A    $   746,275
 Per Square Foot .........         N/A             N/A             N/A             N/A             N/A           0.35
INDUSTRIAL PROPERTIES
 Total ...................   $ 670,751     $   733,233     $ 1,205,266     $ 1,048,688     $   914,485    $   431,699
 Per Square Foot .........        0.18            0.15            0.12            0.11            0.14           0.05

 NON-INCREMENTAL REVENUE GENERATING TENANT IMPROVEMENTS AND LEASING COMMISSIONS

                                                                                                                  SIX MONTHS
                                                                                                    1998-1999        ENDED
                                         1996          1997            1998            1999          AVERAGE     JUNE 30, 2000
                                    ------------- -------------- --------------- --------------- -------------- --------------
LONG ISLAND OFFICE PROPERTIES
 Tenant Improvements ..............   $ 523,574     $  784,044     $ 1,140,251     $ 1,009,357     $  864,307     $ 778,333
 Per Square Foot Improved .........        4.28           7.00            3.98            4.73           5.00          5.06
 Leasing Commissions ..............   $ 119,047     $  415,822     $   418,191     $   551,762     $  376,206     $ 936,595
 Per Square Foot Leased ...........        0.97           4.83            1.46            2.59           2.46          4.92
                                      ---------     ----------     -----------     -----------     ----------     ---------
 Total Per Square Foot ............   $    5.25     $    11.83     $      5.44     $      7.32     $     7.46     $    9.98
                                      =========     ==========     ===========     ===========     ==========     =========
WESTCHESTER OFFICE PROPERTIES
 Tenant Improvements ..............   $ 834,764     $1,211,665     $   711,160     $ 1,316,611     $1,018,550     $ 712,852
 Per Square Foot Improved .........        6.33           8.90            4.45            5.62           6.33          7.33
 Leasing Commissions ..............   $ 264,388     $  366,257     $   286,150     $   457,730     $  343,631     $ 131,402
 Per Square Foot Leased ...........        2.00           2.69            1.79            1.96           2.11          3.00
                                      ---------     ----------     -----------     -----------     ----------     ---------
 Total Per Square Foot ............   $    8.33     $    11.59     $      6.24     $      7.58     $     8.44     $   10.33
                                      =========     ==========     ===========     ===========     ==========     =========
CONNECTICUT OFFICE PROPERTIES (A)
 Tenant Improvements ..............   $  58,000     $1,022,421     $   202,880     $   179,043     $  449,952     $ 230,365
 Per Square Foot Improved .........       12.45          13.39            5.92            4.88           9.16          5.44
 Leasing Commissions ..............   $       0     $  256,615     $   151,063     $   110,252     $  159,363     $ 113,263
 Per Square Foot Leased ...........        0.00           3.36            4.41            3.00           2.69          2.67
                                      ---------     ----------     -----------     -----------     ----------     ---------
 Total Per Square Foot ............   $   12.45     $    16.75     $     10.33     $      7.88     $    11.85     $    8.11
                                      =========     ==========     ===========     ===========     ==========     =========
 NEW JERSEY OFFICE PROPERTIES
 Tenant Improvements ..............         N/A            N/A      $  654,877     $   454,054     $  554,466     $ 914,789
 Per Square Foot Improved .........         N/A            N/A            3.78            2.29           3.04          7.03
 Leasing Commissions ..............         N/A            N/A      $  396,127     $   787,065     $  591,596     $ 739,594
 Per Square Foot Leased ...........         N/A            N/A            2.08            3.96           3.02          5.83
                                      ---------     ----------     -----------     -----------     ----------     ---------
 Total Per Square Foot ............         N/A            N/A      $     5.86     $      6.25     $     6.06     $   12.86
                                      =========     ==========     ===========     ===========     ==========     =========
NEW YORK OFFICE PROPERTIES
 Tenant Improvements ..............         N/A            N/A             N/A             N/A            N/A      $ 11,977
 Per Square Foot Improved .........         N/A            N/A             N/A             N/A            N/A          1.18
 Leasing Commissions ..............         N/A            N/A             N/A             N/A            N/A      $ 21,031
 Per Square Foot Leased ...........         N/A            N/A             N/A             N/A            N/A          2.07
                                      ---------     ----------     -----------     -----------     ----------     ---------
 Total Per Square Foot ............         N/A            N/A             N/A             N/A            N/A      $   3.25
                                      =========     ==========     ===========     ===========     ==========     =========
INDUSTRIAL PROPERTIES
 Tenant Improvements ..............   $ 380,334     $  230,466     $   283,842     $   375,646     $  317,572     $ 263,746
 Per Square Foot Improved .........        0.72           0.55            0.76            0.25           0.57          0.50
 Leasing Commissions ..............   $ 436,213     $   81,013     $   200,154     $   835,108     $  388,122     $ 115,590
 Per Square Foot Leased ...........        0.82           0.19            0.44            0.56           0.50          0.22
                                      ---------     ----------     -----------     -----------     ----------     ---------
 Total Per Square Foot ............   $    1.54     $     0.74     $      1.20     $      0.81     $     1.07     $    0.72
                                      =========     ==========     ===========     ===========     ==========     =========

----------
(A) 1996 -- 1999 average weighted to reflect October 1996 acquisition date

                               LEASE EXPIRATIONS

     The following table sets forth scheduled lease expirations for executed leases as of June 30, 2000:

LONG ISLAND OFFICE PROPERTIES (EXCLUDING OMNI):

           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ........................        21              57,738              1.9%           $ 20.43         $ 22.65
2001 ........................        42             193,716              6.3%           $ 22.44         $ 24.45
2002 ........................        35             287,016              9.3%           $ 21.86         $ 24.21
2003 ........................        50             310,620             10.1%           $ 22.17         $ 25.08
2004 ........................        45             275,654              9.0%           $ 23.04         $ 25.73
2005 ........................        56             557,431             18.2%           $ 22.87         $ 25.16
2006 AND THEREAFTER .........        78           1,389,520             45.2%                --              --
                                     --           ---------            -----
TOTAL .......................       327           3,071,695            100.0%
                                    ===           =========            =====

OMNI:

           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ........................        --                 --                --                 --              --
2001 ........................         4             32,680               5.8%           $ 27.39         $ 32.92
2002 ........................         4            129,351              22.8%           $ 30.00         $ 38.62
2003 ........................         6             81,809              14.4%           $ 29.60         $ 33.87
2004 ........................         4            112,414              19.8%           $ 26.05         $ 33.44
2005 ........................         6             59,115              10.4%           $ 27.91         $ 34.38
2006 AND THEREAFTER .........         6            152,411              26.8%                --              --
                                     --            -------             -----
TOTAL .......................        30            567,780             100.0%
                                     ==            =======             =====

INDUSTRIAL PROPERTIES:

           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ........................        18             276,554              5.6%            $ 5.43          $ 6.10
2001 ........................        30             624,759             12.6%            $ 5.79          $ 7.00
2002 ........................        26             240,344              4.8%            $ 6.43          $ 7.19
2003 ........................        29             728,234             14.6%            $ 5.29          $ 6.10
2004 ........................        34             634,085             12.8%            $ 6.40          $ 7.07
2005 ........................        15             368,464              7.4%            $ 5.65          $ 7.91
2006 AND THEREAFTER .........        44           2,097,360             42.2%                --              --
                                     --           ---------            -----
TOTAL .......................       196           4,969,800            100.0%
                                    ===           =========            =====

RESEARCH AND DEVELOPMENT PROPERTIES:

           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ........................         3              22,501              1.8%           $ 12.49         $ 11.06
2001 ........................         7              96,120              7.5%           $ 11.61         $ 13.21
2002 ........................         3             118,620              9.3%           $ 10.19         $ 11.80
2003 ........................         6             301,064             23.5%           $  5.72         $  6.71
2004 ........................        10             129,218             10.1%           $ 11.98         $ 13.43
2005 ........................         3             293,704             23.0%           $  8.08         $  8.86
2006 AND THEREAFTER .........        13             317,457             24.8%                --              --
                                     --             -------            -----
TOTAL .......................        45           1,278,684            100.0%
                                     ==           =========            =====

WESTCHESTER OFFICE PROPERTIES:

           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ........................        22             118,125              3.9%           $ 20.53         $ 21.07
2001 ........................        38             253,217              8.3%           $ 20.79         $ 21.07
2002 ........................        48             459,216             15.1%           $ 20.12         $ 20.37
2003 ........................        42             259,105              8.5%           $ 21.90         $ 23.14
2004 ........................        26             164,609              5.4%           $ 21.27         $ 22.01
2005 ........................        29             302,342              9.9%           $ 22.52         $ 23.57
2006 AND THEREAFTER .........        40           1,483,874             48.9%                --              --
                                     --           ---------            -----
TOTAL .......................       245           3,040,488            100.0%
                                    ===           =========            =====

STAMFORD OFFICE PROPERTIES:

           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ........................        18              83,909              8.0%           $ 21.52         $ 22.39
2001 ........................        23             112,738             10.7%           $ 24.46         $ 24.16
2002 ........................        19             100,029              9.5%           $ 27.15         $ 28.31
2003 ........................        13              94,448              9.0%           $ 31.61         $ 32.41
2004 ........................        21             224,424             21.3%           $ 22.85         $ 23.71
2005 ........................        12              80,132              7.6%           $ 26.79         $ 29.02
2006 AND THEREAFTER .........        19             357,199             33.9%                --              --
                                     --             -------            -----
TOTAL .......................       125           1,052,879            100.0%
                                    ===           =========            =====

NEW JERSEY OFFICE PROPERTIES:

           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ........................         7              29,478              1.5%           $ 17.20         $ 17.68
2001 ........................        21             247,144             12.8%           $ 17.68         $ 17.95
2002 ........................        21             180,187              9.4%           $ 19.92         $ 20.41
2003 ........................        21             337,598             17.5%           $ 20.02         $ 20.21
2004 ........................        35             248,891             12.9%           $ 22.69         $ 23.13
2005 ........................        28             343,777             17.9%           $ 22.47         $ 23.12
2006 AND THEREAFTER .........        17             539,228             28.0%                --              --
                                     --             -------            -----
TOTAL .......................       150           1,926,303            100.0%
                                    ===           =========            =====

NEW YORK CITY OFFICE

           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ........................         8              85,054              2.6%           $ 30.12         $ 31.68
2001 ........................        21             172,930              5.3%           $ 37.24         $ 35.12
2002 ........................        18             184,130              5.6%           $ 31.98         $ 32.83
2003 ........................         7             115,726              3.5%           $ 31.89         $ 32.34
2004 ........................        18             215,648              6.6%           $ 35.83         $ 36.97
2005 ........................        30             437,437             13.3%           $ 34.63         $ 35.94
2006 AND THEREAFTER .........       110           2,072,808             63.1%                --              --
                                    ---           ---------            -----
TOTAL .......................       212           3,283,733            100.0%
                                    ===           =========            =====

(1) Per square foot rental rate represents annualized straight line rent as of the lease expiration date.

(2) Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverableoperating expense pass-throughs.

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

     The following table sets forth the Company's long term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated fair market value ("FMV" ) at June 30, 2000 (dollars in thousands):

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                      2000         2001          2002         2003          2004
                                  ------------ ------------ ------------- ------------ --------------
Long term debt:
 Fixed rate .....................   $ 11,577     $ 23,048     $  16,820     $  8,698     $  112,146
 Weighted average interest rate .       7.49%        7.59%         7.80%        7.78%          7.50%
 Variable rate ..................   $     --     $518,600     $      --     $     --     $       --
 Weighted average interest rate .         --         7.62%           --           --             --

                                    THEREAFTER      TOTAL(1)         FMV
                                  -------------- -------------- ------------
Long term debt:
 Fixed rate .....................   $  735,177     $  907,466    $ 907,466
 Weighted average interest rate .         7.56%          7.56%
 Variable rate ..................   $       --     $  518,600    $ 518,600
 Weighted average interest rate .           --           7.62%

----------------
(1) Includes unamortized issuance discounts of $652,000 on the 5 and 10 year senior unsecured notes issued on March 26, 1999 which are due at maturity.

     In addition, the Company has assessed the market risk for its variable rate debt, which is based upon LIBOR, and believes that a one percent increase in the LIBOR rate would have an approximate $5.2 million annual increase in interest expense based on approximately $518.6 million outstanding at June 30, 2000.

     The following table sets forth the Company's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at June 30, 2000 (dollars in thousands):

                                              FOR THE YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------------
                                       2000        2001        2002     2003      2004      THEREAFTER    TOTAL (2)       FMV
                                  ------------- ---------- ----------- ------ ------------ ------------ ------------- -----------
Mortgage notes and Notes
 receivable:
 Fixed rate .....................   $ 283,116    $    15    $  9,361    $ --    $ 36,500     $ 16,990     $ 345,982    $345,982
 Weighted average Interest rate .        9.42%      9.00%      10.31%     --       10.23%       11.65%         9.64%

     The fair value of the Company's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

----------------
(2) Excludes   mortgage   note   receivable   acquisition   costs  and  interest
receivables aggregating approximately $10.7 million.

                         PART II -- OTHER INFORMATION

Item 1. Legal Proceedings -- None
Item 2. Changes in Securities and use of proceeds

On June 20, 2000, the Company issued 4,181,818 shares of Class A common stock in exchange for four million shares of Series B Convertible Cumulative Preferred Stock with a liquidation preference value of $100 million. In connection with this transaction the Company granted registration rights with respect to the Class A common stock. This transaction was exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities -- None
Item 4. Submission of Matters to a Vote of Securities Holders

     On May 18, 2000 the Company held its annual meeting of stockholders. The matters on which the stockholders voted, in person or by proxy, were (1) the election of three nominees as class II directors to serve until the 2003 annual meeting of stockholders and until their respective successors are duly elected and qualified and (2) to ratify the selection of the independent auditors of the Company. The three nominees were elected and the auditors were ratified. The results of the voting are set forth below:

      ELECTION OF DIRECTORS         VOTES CAST FOR     VOTES CAST AGAINST
--------------------------------   ----------------   -------------------
     Donald J. Rechler               38,062,442                  --
     Mitchell D. Rechler             38,062,442                  --
     Leonard Feinstein               38,062,442                  --

     RATIFICATION OF AUDITORS        37,902,465              20,126
--------------------------------


Item 5. Other information -- None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

   NUMBER
-----------
  10.1      Registration rights agreement, dated June 16, 2000,
            between Reckson Associates Realty Corp. and
            Stichting Pensioenfonds ABP
  27.0      Financial Data Schedule

b) During the three months ended June 30, 2000, the Registrant did not file any reports on Form 8-K.

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

RECKSON ASSOCIATES REALTY CORP.

By:     \s\ Scott H. Rechler                           \s\ Michael Maturo
 ----------------------------------              -----------------------------------
Scott H. Rechler, Co-Chief Executive Officer     Michael Maturo, Executive Vice President,
and President                                    Treasurer and Chief Financial Officer

DATE: August 9, 2000