Form 10-Q/A
period 2000-06-30
RECKSON ASSOCIATES REALTY CORP
filed 2000-08-11
CIK 930548

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                 AMENDMENT NO.1
                                       TO
                                   FORM 10-Q

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