Form 10-Q
period 2000-09-30
RECKSON ASSOCIATES REALTY CORP
filed 2000-11-13
CIK 930548

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                        COMMISSION FILE NUMBER: 1-13762

                              ------------------
                        RECKSON ASSOCIATES REALTY CORP.
            (Exact name of registrant as specified in its charter)

                            MARYLAND                                              11-3233650
  (State other jurisdiction of incorporation of organization)       (IRS. Employer Identification Number)

             225 BROADHOLLOW ROAD, MELVILLE, NY                                     11747
          (Address of principal executive office)                                 (zip code)


                                (631) 694-6900
              (Registrant's telephone number including area code)

                              ------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No __, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

                              ------------------
     The company has two classes of common stock, issued at $.01 par value per share with 45,326,722 and 10,283,513 shares of Class A common stock and Class B common stock outstanding, respectively as of November 9, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        RECKSON ASSOCIATES REALTY CORP.
                                QUARTERLY REPORT
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000


                               TABLE OF CONTENTS

 INDEX                                                                              PAGE
-------                                                                            -----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
        Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
        December 31, 1999 ........................................................   3
        Consolidated Statements of Income for the three and nine months ended
        September 30, 2000 and 1999 (unaudited) ..................................   4
        Consolidated Statements of Cash Flows for the nine months ended
        September 30, 2000 and 1999 (unaudited) ..................................   5
        Notes to the Consolidated Financial Statements (unaudited) ...............   6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations ...............................................................  16
Item 3. Quantitative and Qualitative Disclosures about Market Risk ...............  28
PART II. OTHER INFORMATION
Item 1. Legal Proceedings ........................................................  29
Item 2. Changes in Securities and Use of Proceeds ................................  29
Item 3. Defaults Upon Senior Securities ..........................................  29
Item 4. Submission of Matters to a Vote of Securities Holders ....................  29
Item 5. Other Information ........................................................  29
Item 6. Exhibits and Reports on Form 8-K .........................................  29
SIGNATURES .....................................................................    29

                        PART I -- FINANCIAL INFORMATION
ITEM 1 -- FINANCIAL STATEMENTS

                        RECKSON ASSOCIATES REALTY CORP.
                          CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                                            SEPTEMBER 30, 2000   DECEMBER 31,
                                                                                                (UNAUDITED)          1999
                                                                                           -------------------- -------------
ASSETS:
Commercial real estate properties, at cost:
 Land ....................................................................................     $   290,873       $  276,204
 Building and improvements ...............................................................       1,986,104        1,802,611
Developments in progress:
 Land ....................................................................................          61,022           60,894
 Development costs .......................................................................          96,634           68,690
Furniture, fixtures and equipment ........................................................           7,109            6,473
                                                                                               -----------       ----------
                                                                                                 2,441,742        2,214,872
Less accumulated depreciation ............................................................        (266,788)        (218,385)
                                                                                               -----------       ----------
                                                                                                 2,174,954        1,996,487
Investment in real estate joint ventures .................................................          40,236           31,531
Investment in mortgage notes and notes receivable ........................................         352,809          352,466
Cash and cash equivalents ................................................................          32,954           21,368
Tenants receivables ......................................................................           4,679            5,117
Investments in and advances to affiliates ................................................         169,021          178,695
Deferred rents receivable ................................................................          53,910           32,132
Prepaid expenses and other assets ........................................................          57,530           66,977
Contract and land deposits and pre-acquisition costs .....................................           7,794            9,585
Deferred leasing and loan costs ..........................................................          50,233           39,520
                                                                                               -----------       ----------
TOTAL ASSETS .............................................................................     $ 2,944,120       $2,733,878
                                                                                               ===========       ==========
LIABILITIES:
Mortgage notes payable ...................................................................     $   530,819       $  459,174
Unsecured credit facility ................................................................         362,600          297,600
Unsecured term loan ......................................................................              --           75,000
Senior unsecured notes ...................................................................         449,367          449,313
Accrued expenses and other liabilities. ..................................................          85,433           82,079
Dividends and distributions payable ......................................................          28,498           27,166
                                                                                               -----------       ----------
TOTAL LIABILITIES ........................................................................       1,456,717        1,390,332
                                                                                               -----------       ----------
Commitments and other comments ...........................................................              --               --
Minority partners' interests in consolidated partnerships ................................         228,742           93,086
Preferred unit interest in the operating partnership .....................................          42,518           42,518
Limited partners' minority interest in the operating partnership .........................          98,079           90,986
                                                                                               -----------       ----------
                                                                                                   369,339          226,590
                                                                                               -----------       ----------
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 25,000,000 shares authorized
 Series A preferred stock, 9,192,000 shares issued and outstanding .......................              92               92
 Series B preferred stock, 2,000,000 and 6,000,000 shares issued and outstanding,                       20               60
  respectively

Common Stock, $01 par value, 100,000,000 shares authorized
 Class A Common Stock, 45,290,722 and 40,375,506 shares issued and outstanding,                        453              401
  respectively
 Class B Common Stock, 10,283,513 and 10,283,763 shares issued and outstanding,                        103              103
  respectively
Additional paid in capital ...............................................................       1,117,396        1,116,300
                                                                                               -----------       ----------
Total Stockholders' Equity ...............................................................       1,118,064        1,116,956
                                                                                               -----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................................     $ 2,944,120       $2,733,878
                                                                                               ===========       ==========

                (see accompanying notes to financial statements)

                        RECKSON ASSOCIATES REALTY CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
       (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                       -----------------------------
                                                                            2000           1999
                                                                       -------------- --------------
REVENUES:
Base rents ...........................................................  $    100,854   $     95,474
Tenant escalations and reimbursements ................................        14,900         15,395
Equity in earnings of real estate joint ventures and service
 companies ...........................................................           706            483
Interest income on mortgage notes and notes receivable ...............         1,901            520
Gain on sales of real estate .........................................        15,206         10,052
Other ................................................................         6,735          3,421
                                                                        ------------   ------------
 Total Revenues ......................................................       140,302        125,345
                                                                        ------------   ------------
EXPENSES:
Property operating expenses ..........................................        41,255         40,679
Marketing, general and administrative ................................         6,930          6,804
Interest .............................................................        24,651         20,774
Depreciation and amortization ........................................        24,083         21,868
                                                                        ------------   ------------
 Total Expenses ......................................................        96,919         90,125
                                                                        ------------   ------------
Income before preferred dividends and distributions, minority
 interests and extraordinary loss ....................................        43,383         35,220
Minority partners' interests in consolidated partnerships ............        (1,874)        (2,150)
Distributions to preferred unit holders ..............................          (660)          (660)
Limited partners' minority interest in the operating partnership .....        (4,050)        (3,014)
                                                                        ------------   ------------
Income before dividends to preferred shareholders and
 extraordinary loss ..................................................        36,799         29,396
Dividends to preferred shareholders ..................................        (5,425)        (7,325)
Extraordinary loss on extinguishment of debts, net of limited partners' minority interest share of $175, $74, $175 and $74,
 respectively ........................................................        (1,396)          (555)
                                                                        ------------   ------------
Net income available to common shareholders ..........................  $     29,978   $     21,516
                                                                        ============   ============
Net Income available to:
 Class A common shareholders .........................................  $     22,143   $     15,066
 Class B common shareholders .........................................         7,835          6,450
                                                                        ------------   ------------
Total ................................................................  $     29,978   $     21,516
                                                                        ============   ============
Basic net income per weighted average common share before
 extraordinary loss:
 Class A common shareholders .........................................  $        .51   $        .38
 Extraordinary loss per Class A common share .........................         ( .02)         ( .01)
                                                                        ------------   ------------
 Basic net income per weighted average Class A common share ..........  $        .49   $        .37
                                                                        ============   ============
 Class B common shareholders .........................................  $        .80   $        .57
 Extraordinary loss per Class B common share .........................         ( .04)         ( .01)
                                                                        ============   ============
 Basic net income per weighted average Class B common share ..........  $        .76   $        .56
                                                                        ============   ============
Basic weighted average common shares outstanding:
 Class A common shareholders .........................................    45,178,451     40,367,161
 Class B common shareholders .........................................    10,283,513     11,456,931
Diluted net income per weighted average common share:
 Class A common shareholders .........................................  $        .48   $        .37
                                                                        ============   ============
 Class B common shareholders .........................................  $        .53   $        .41
                                                                        ============   ============
Diluted weighted average common shares outstanding:
 Class A common shareholders .........................................    49,818,354     40,796,597
 Class B common shareholders .........................................    10,283,513     11,456,931

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                       -----------------------------
                                                                            2000           1999
                                                                       -------------- --------------
REVENUES:
Base rents ...........................................................  $    291,353   $    234,759
Tenant escalations and reimbursements ................................        40,730         32,524
Equity in earnings of real estate joint ventures and service
 companies ...........................................................         3,893          1,372
Interest income on mortgage notes and notes receivable ...............         6,377          5,627
Gain on sales of real estate .........................................        21,868         10,052
Other ................................................................        19,194          8,359
                                                                        ------------   ------------
 Total Revenues ......................................................       383,415        292,693
                                                                        ------------   ------------
EXPENSES:
Property operating expenses ..........................................       115,778         91,125
Marketing, general and administrative ................................        20,151         16,241
Interest .............................................................        72,667         53,620
Depreciation and amortization ........................................        67,520         56,086
                                                                        ------------   ------------
 Total Expenses ......................................................       276,116        217,072
                                                                        ------------   ------------
Income before preferred dividends and distributions, minority
 interests and extraordinary loss ....................................       107,299         75,621
Minority partners' interests in consolidated partnerships ............        (5,773)        (4,933)
Distributions to preferred unit holders ..............................        (1,981)        (1,981)
Limited partners' minority interest in the operating partnership .....        (9,411)        (7,082)
                                                                        ------------   ------------
Income before dividends to preferred shareholders and
 extraordinary loss ..................................................        90,134         61,625
Dividends to preferred shareholders ..................................       (19,946)       (17,035)
Extraordinary loss on extinguishment of debts, net of limited partners' minority interest share of $175, $74, $175 and $74,
 respectively ........................................................        (1,396)          (555)
                                                                        ------------   ------------
Net income available to common shareholders ..........................  $     68,792   $     44,035
                                                                        ============   ============
Net Income available to:
 Class A common shareholders .........................................  $     50,244   $     35,854
 Class B common shareholders .........................................        18,548          8,181
                                                                        ------------   ------------
Total ................................................................  $     68,792   $     44,035
                                                                        ============   ============
Basic net income per weighted average common share before
 extraordinary loss:
 Class A common shareholders .........................................  $       1.21   $        .90
 Extraordinary loss per Class A common share .........................        (  .02)        (  .01)
                                                                        ------------   ------------
 Basic net income per weighted average Class A common share ..........  $       1.19   $        .89
                                                                        ============   ============
 Class B common shareholders .........................................  $       1.84   $       1.52
 Extraordinary loss per Class B common share .........................        (  .04)        (  .03)
                                                                        ============   ============
 Basic net income per weighted average Class B common share ..........  $       1.80   $       1.49
                                                                        ============   ============
Basic weighted average common shares outstanding:
 Class A common shareholders .........................................    42,311,751     40,234,749
 Class B common shareholders .........................................    10,283,541      5,488,759
Diluted net income per weighted average common share:
 Class A common shareholders .........................................  $       1.18   $        .88
                                                                        ============   ============
 Class B common shareholders .........................................  $       1.28   $        .95
                                                                        ============   ============
Diluted weighted average common shares outstanding:
 Class A common shareholders .........................................    42,735,828     40,651,512
 Class B common shareholders .........................................    10,283,541      5,488,759


                (see accompanying notes to financial statements)

                        RECKSON ASSOCIATES REALTY CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED AND IN THOUSANDS)

                                                                                                  NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30
                                                                                             ----------------------------
                                                                                                  2000           1999
                                                                                             -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income before dividends to preferred shareholders ........................................    $   88,738          61,070
Adjustments to reconcile income before dividends to preferred shareholders to net cash provided by
 operating activities:
 Depreciation and amortization ...........................................................        67,520          56,086
 Gain on sales of real estate ............................................................       (21,868)        (10,052)
 Minority partners' interests in consolidated partnerships ...............................         5,773           4,933
 Extraordinary loss on extinguishment of debts ...........................................         1,396             555
 Limited partners' minority interest in the operating partnership ........................         9,411           7,082
 Equity in earnings of real estate joint ventures and service companies ..................        (3,893)         (1,372)
Changes in operating assets and liabilities:
 Tenant receivables ......................................................................           438           1,899
 Real estate tax escrows .................................................................         2,112          (2,405)
 Prepaid expenses and other assets .......................................................        (7,592)        (13,764)
 Deferred rents receivable ...............................................................       (21,778)         (3,473)
 Accrued expenses and other liabilities ..................................................           615           4,817
                                                                                              ----------         -------
 Net cash provided by operating activities ...............................................       120,872         105,376
                                                                                              ----------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in deposits and pre-acquisition costs ..........................................       (11,893)         (3,485)
 Increase in developments in progress ....................................................       (11,668)         (8,198)
 Purchase of commercial real estate properties ...........................................      (184,613)       (265,400)
 Investment in mortgage notes and notes receivable .......................................            --        (295,048)
 Proceeds from mortgage note repayments ..................................................         5,213              --
 Investments in real estate joint ventures ...............................................        (7,450)        (11,875)
 Distribution from a real estate joint venture ...........................................           312             337
 Additions to commercial real estate properties ..........................................       (32,772)        (21,612)
 Purchase of furniture, fixtures and equipment ...........................................          (707)           (396)
 Payment of leasing costs ................................................................       (15,465)        (11,851)
 Proceeds from sales of real estate ......................................................        42,594         269,324
                                                                                              ----------        --------
 Net cash used in investing activities ...................................................      (216,449)       (348,204)
                                                                                              ----------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock net of issuance costs ............................         3,999           1,397
 Proceeds from issuance of preferred stock net of issuance costs .........................            --         148,000
 Proceeds from redemption of KTR preferred stock .........................................        19,903              --
 Repurchases of Class B common stock .....................................................            --         (17,389)
 Principal payments on secured borrowings ................................................       (25,518)         (3,163)
 Payment of loan and equity issuance costs ...............................................        (7,643)         (7,113)
 Investments in and advances to affiliates ...............................................        (4,161)       (107,768)
 Proceeds from issuance of senior unsecured notes net of issuance costs ..................            --         299,262
 Proceeds from secured borrowings ........................................................        97,163         125,547
 Proceeds from unsecured credit facilities ...............................................       659,600         353,500
 Repayment of unsecured credit facilities and term loan ..................................      (669,600)       (510,750)
 Contributions of minority partners in consolidated partnerships .........................       135,975          75,000
 Distributions to minority partners in consolidated partnerships .........................        (6,893)         (4,573)
 Distributions to limited partners in the operating partnership ..........................        (8,684)         (8,081)
 Distributions to preferred unit holders .................................................        (1,981)         (1,981)
 Dividends to common shareholders ........................................................       (63,785)        (47,044)
 Dividends to preferred shareholders .....................................................       (21,212)        (15,073)
                                                                                              ----------        --------
Net cash provided by financing activities ................................................       107,163         279,771
                                                                                              ----------        --------
Net increase in cash and cash equivalents ................................................        11,586          36,943
Cash and cash equivalents at beginning of period .........................................        21,368           2,349
                                                                                              ----------        --------
Cash and cash equivalents at end of period ...............................................    $   32,954      $   39,292
                                                                                              ==========      ==========

                (see accompanying notes to financial statements)

                        RECKSON ASSOCIATES REALTY CORP.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000
                                  (UNAUDITED)


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

     As of September 30, 2000, the Company owned and operated 81 office properties comprising approximately 14.2 million square feet,103 industrial properties comprising approximately 6.6 million square feet and two retail properties comprising approximately 20,000 square feet, located in the New York tri-state area (the "Tri-State Area"). During the quarter ended September 30, 2000, the Company completed the repositioning of two former industrial properties into Class A office properties. The Company is in the process of developing one office property encompassing approximately 277,500 square feet and one industrial property encompassing approximately 206,000 square feet. The Company also owns a 357,000 square foot office building located in Orlando, Florida and approximately 315 acres of land in 14 separate parcels of which the Company can develop approximately 1.9 million square feet of office space and approximately 224,000 square feet of industrial space. The Company also has invested approximately $297.7 million in mortgage notes encumbering one Class A office property encompassing approximately 1.4 million square feet, approximately 403 acres of land located in New Jersey and approximately $17.1 million in a note receivable secured by a partnership interest in Omni Partner's, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York. On November 2, 2000, a mortgage note investment and related acquisition costs of approximately $292.5 million were exchanged, through a pre-packaged consensual bankruptcy, for title to the property which was secured by such mortgage note investment (see Note 6).

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

     On September 28, 2000, the Company formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed eight Class A suburban office properties to the Tri-State JV in exchange for approximately $136 million and a 51% majority ownership interest in the Tri-State JV.


2. BASIS OF PRESENTATION

     The   accompanying   consolidated   financial   statements   include   the
consolidated financial position of the Company and the Operating Partnership at September 30, 2000 and December 31, 1999 and the results of their operations for the three and nine months ended September 30, 2000 and 1999 respectively, and, their cash flows for the nine months ended September 30, 2000 and 1999, respectively. The Operating Partnership's investments in Metropolitan, Omni
Partner's, L. P. ("Omni"), the Tri-State JV and certain industrial joint venture properties formerly owned by Reckson Morris Operating Partnership, L.
P. ("RMI") are reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partners' interest. The Operating Partnership's investment in RMI was reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partner's interest through September 26, 1999. On September 27, 1999, the
Operating Partnership sold its interest in RMI to Keystone Property Trust ("KTR"). The operating results of the service businesses currently conducted by Reckson Management Group, Inc., and Reckson Construction Group, Inc., are reflected in the accompanying financial statements on the equity method of accounting. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest, such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The minority interests at September 30, 2000 represent an approximate 12% limited partnership interest in the Operating Partnership, a convertible preferred interest in Metropolitan , a 49% interest in the Tri-State JV and a 40% interest in Omni.

     The accompanying interim unaudited financial statements have been prepared by the Company's management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10K for the year ended December 31, 1999.

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


3. MORTGAGE NOTES PAYABLE

     As of September 30, 2000, the Company had approximately $460.8 million of fixed rate mortgage notes which mature at various times between 2001 and 2027. The notes are secured by 22 properties and have a weighted average interest rate of approximately 7.6%. In addition, the Company had a $70 million variable rate mortgage note which matures in August 2001. The note is secured by one property and bears interest at LIBOR plus 165 basis points.

     On November 2, 2000, the Company obtained a three year secured $250 million first mortgage commitment on the property located at 919 Third Avenue, New York N. Y. Interest rates on borrowings under the commitment are based on LIBOR plus a spread ranging from 110 basis points to 140 basis points based upon the outstanding balance. At closing, $200 million was funded under the commitment at an interest rate of LIBOR plus 120 basis points. In addition, in connection with the $200 million initial funding, the Company purchased a LIBOR interest rate hedge that provides for a maximum LIBOR rate of 9.25%. The initial funding was used primarily to repay outstanding borrowings under the Company's unsecured credit facility.

4. SENIOR UNSECURED NOTES

     As of September 30, 2000, the Operating Partnership had outstanding approximately $449.4 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures (dollars in thousands):

                             FACE
       ISSUANCE             AMOUNT      COUPON RATE       TERM          MATURITY
----------------------   -----------   -------------   ----------   ----------------
    August 27, 1997       $150,000          7.20%      10 years     August 28, 2007
    March 26, 1999        $100,000          7.40%       5 years      March 15, 2004
    March 26, 1999        $200,000          7.75%      10 years      March 15, 2009

     Interest on the Senior Unsecured Notes is payable semiannually with principal and unpaid interest due on the scheduled maturity dates. In addition, the Senior Unsecured Notes issued on March 26, 1999 were issued at an aggregate discount of $738,000.

5. UNSECURED CREDIT FACILITY

     On September 7, 2000, the Company obtained a three year $575 million unsecured revolving credit facility (the "Credit Facility") from The Chase
Manhattan Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September, 2003 and borrowings under the Credit Facility are currently priced off of LIBOR plus 105 basis points.

     The Credit Facility replaced the Company's existing $500 million unsecured credit facility (together with the Credit Facility, the "Credit Facility") and $75 million term loan. As a result, certain deferred loan costs incurred in connection with the existing unsecured credit facility and term loan were written off. Such amount is reflected as an extraordinary loss in the accompanying consolidated statements of income.

     The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At September 30, 2000, the Company had availability under the Credit Facility to borrow an additional $212.4 million (of which, $62.3 million has been allocated for outstanding undrawn letters of credit).

6. COMMERCIAL REAL ESTATE INVESTMENTS

     On January 13, 2000, the Company acquired 1350 Avenue of the Americas, a 540,000 square foot, 35 story, Class A office property, located in New York City, for a purchase price of approximately $126.5 million. This acquisition was financed through a $70 million secured debt financing and a draw under the Credit Facility.

     On August 15, 2000, the Company acquired 538 Broadhollow Road, a 180,000 square foot Class A office property located in Melville, New York for a purchase price of approximately $25.6 million. This acquisition was financed, in part, through a borrowing under the Credit Facility.

     On June 15, 1999, the Company acquired the first mortgage note secured by a 47 story, 1.4 million square foot Class A office property located at 919
Third Avenue in New York City for approximately $277.5 million. The first mortgage note entitles the Company to all the net cash flow of the property and to substantial rights regarding the operations of the property, with the
Company anticipating to ultimately obtain title to the property. This acquisition was financed with proceeds from the issuance of six million shares of Series B Convertible Cumulative Preferred Stock and through draws under the

Credit Facility. Current financial accounting guidelines provide that where a lender has virtually the same risks and potential rewards as those of a real estate owner it should recognize the full economics associated with the operations of the property. As such, the Company has recognized the real estate operations of the 919 Third Avenue in the accompanying consolidated statements of income from the date of acquisition. On July 28, 2000, the Company consented to the filing of a consensual, pre-packaged bankruptcy plan with the current fee owner and on November 2, 2000 the Company obtained title to the property.

     On August 9, 1999, the Company executed a contract for the sale of its interest in RMI, which consisted of 28 properties, comprising approximately 6.1 million square feet and three other big box industrial properties to KTR. In addition, the Company also entered into a sale agreement with Matrix relating to a first mortgage note and certain industrial land holdings (the "Matrix Sale"). The combined total sale price is $310 million ($52 million of which is attributable to the Morris Companies and its affiliates in the form of $41.6 million of preferred units of KTR's operating partnership and $10.4 million of debt relief) and consists of a combination of (i) cash, (ii) convertible preferred and common stock of KTR, (iii) preferred units of KTR's operating partnership, (iv) relief of debt and (v) a purchase money mortgage note secured by certain land that is being sold to Matrix.

     As of September 30, 2000, the Matrix Sale and the sale of the Company's interest in RMI was completed for a combined sales price of approximately $258 million (net of minority partner's interest). The combined consideration consisted of approximately (i) $159.7 million in cash, (ii) $60 million of preferred stock and operating partnership units of KTR, (iii) $1.5 million in common stock of KTR, (iv) approximately $26.7 million of debt relief and (v) approximately $10.1 million in purchase money mortgages. As a result, the Company realized a gain of approximately $16.7 million of which approximately $6.7 million was recognized during the current fiscal year. Cash proceeds from the sales were used primarily to repay borrowings under the Credit Facility. During July 2000, the Company redeemed approximately $20 million of the preferred stock of KTR which was used primarily for general corporate purposes.


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

     On September 28, 2000, the Company formed the Tri-State JV with TIAA and contributed eight Class A suburban office properties aggregating approximately
1.5 million square feet to the Tri-State JV in exchange for approximately $136 million and a 51% majority ownership interest in the Tri-State JV. As a result, the Company realized a gain of approximately $15.2 million. Cash proceeds received were used primarily to repay borrowings under the Company's Credit Facility.

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


     The shares of Class B common stock are exchangeable at any time, at the option of the holder, into an equal number of shares of Class A common stock, par value $.01 per share, of the Company subject to customary antidilution adjustments. The Company, at its option, may redeem any or all of the Class B common stock in exchange for an equal number of shares of the Company's Class A common stock at any time following November 23, 2003.


     On September 14, 2000, the Board of Directors of the Company declared the following dividends on the Company's securities:

                                                                                                                 ANNUALIZED
                               DIVIDEND /           RECORD               PAYMENT            THREE MONTHS         DIVIDEND /
         SECURITY             DISTRIBUTION           DATE                 DATE                  ENDED           DISTRIBUTION
--------------------------   --------------   ------------------   ------------------   --------------------   -------------
Class A common stock           $ .386          October 6, 2000     October 17, 2000     September 30, 2000        $ 1.544
Class B common stock           $ .60          October 13, 2000     October 31, 2000      October 31, 2000         $ 2.40
Series A preferred stock       $ .4766        October 13, 2000     October 31, 2000      October 31, 2000         $ 1.906
Series B preferred stock       $ .52188       October 13, 2000     October 31, 2000      October 31, 2000         $ 2.088

     On June 20, 2000, the Company issued 4,181,818 shares of Class A common stock in exchange for four million shares of Series B Convertible Cumulative Preferred Stock with a liquidation preference value of $100 million.


     The Board of Directors of the Company has authorized the purchase of up to three million shares of the Company's Class B common stock. In addition, the Board of Directors has also authorized the purchase of up to an additional three million shares of the Company's Class B common stock and/or its Class A common stock. The buy-back program will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. As of September 30, 2000, the Company had purchased and retired 1,410,804 shares of Class B common stock for approximately $30.3 million.


     Basic net income per share on the Company's Class A common stock was calculated using the weighted average number of shares outstanding of 45,178,451 and 40,367,161 for the three months ended September 30, 2000 and 1999, respectively and 42,311,751 and 40,234,749 for the nine months ended September 30, 2000 and 1999, respectively.


     Basic net income per share on the Company's Class B common stock was calculated using the weighted average number of shares outstanding of 10,283,513 and 11,456,931 for the three months ended September 30, 2000 and 1999, respectively and 10,283,541 and 5,488,759 for the nine months ended September 30, 2000 and 1999, respectively.

     The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted earnings per weighted average common share and the computation of basic and diluted earnings per share for the Company's Class A common stock (in thousands except for earnings per share data):

                                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                               ---------------------------   --------------------------
                                                                   2000           1999           2000           1999
                                                               ------------   ------------   ------------   -----------
Numerator:
 Income before, dividends to preferred shareholders,
   income allocated to Class B common shareholders
   and extraordinary loss ..................................     $ 36,799       $ 29,396      $  90,134      $  61,625
 Dividends to preferred shareholders .......................       (5,425)        (7,325)       (19,946)       (17,035)
 Income allocated to Class B common shareholders ...........       (8,200)        (6,616)       (18,913)        (8,347)
 Extraordinary loss (net of share applicable to limited
   partners and Class B shareholders) ......................       (1,031)          (389)        (1,031)          (389)
                                                                 --------       --------      ---------      ---------
 Numerator for basic earnings per Class A common
   share ...................................................       22,143         15,066         50,244         35,854
 Minority partner's preferred interest in a consolidated
   partnership .............................................        1,594             --             --             --
 Preferred units of limited partnership interest ...........          272             --             --             --
                                                                 --------       --------      ---------      ---------
 Numerator for diluted earnings per Class A common
   share ...................................................     $ 24,009       $ 15,066      $  50,244      $  35,854
                                                                 ========       ========      =========      =========
Denominator:
 Denominator for basic earnings per share-weighted
   average Class A common shares ...........................       45,178         40,367         42,312         40,235
 Effect of dilutive securities:
   Employee stock options ..................................          588            430            424            417
   Minority partner's preferred interest in a
    consolidated partnership ...............................        3,454             --             --             --
   Preferred units of limited partnership interest .........          598             --             --             --
                                                                 --------       --------      ---------      ---------
 Denominator for diluted earnings per Class A common
   share-adjusted weighted average shares and assumed
   conversions .............................................       49,818         40,797         42,736         40,652
                                                                 ========       ========      =========      =========
Basic earnings per Class A common share:
 Income before extraordinary loss ..........................     $    .51       $    .38      $    1.21      $     .90
 Extraordinary loss ........................................        ( .02)         ( .01)        (  .02)         ( .01)
                                                                 --------       --------      ---------      ---------
 Net income per Class A common share .......................     $    .49       $    .37      $    1.19      $     .89
                                                                 ========       ========      =========      =========
Diluted earnings per Class A common share:
 Income before extraordinary loss ..........................     $    .50       $    .38      $    1.20      $     .89
 Extraordinary loss ........................................        ( .02)         ( .01)        (  .02)         ( .01)
                                                                 --------       --------      ---------      ---------
 Diluted net income per Class A common share ...............     $    .48       $    .37      $    1.18      $     .88
                                                                 ========       ========      =========      =========


     The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted earnings per weighted average common share and the computation of basic and diluted earnings per share for the Company's Class B common stock (in thousands except for earnings per share data):

                                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                               ---------------------------   --------------------------
                                                                   2000           1999           2000           1999
                                                               ------------   ------------   ------------   -----------
Numerator:
 Income before dividends to preferred shareholders,
   income allocated to Class A common shareholders
   and extraordinary loss ..................................    $  36,799      $  29,396      $  90,134      $  61,625
 Dividends to preferred shareholders .......................       (5,425)        (7,325)       (19,946)       (17,035)
 Income allocated to Class A common shareholders ...........      (23,174)       (15,455)       (51,275)       (36,243)
 Extraordinary loss (net of share applicable to limited
   partners and Class A common shareholders) ...............         (365)          (166)          (365)          (166)
                                                                ---------      ---------      ---------      ---------
 Numerator for basic earnings per Class B common
   share ...................................................        7,835          6,450         18,548          8,181
Add back:
 Income allocated to Class A common shareholders ...........       22,143         15,066         50,244         35,854
 Limited partners' minority interest in the operating
   partnership .............................................        4,050          3,014          9,411          7,082
 Minority partner's preferred interest in a consolidated
   partnership .............................................        1,594             --             --             --
 Preferred units of limited partnership interest ...........          272             --             --             --
                                                                ---------      ---------      ---------      ---------
 Numerator for diluted earnings per Class B common
   share ...................................................    $  35,894      $  24,530      $  78,203      $  51,117
                                                                =========      =========      =========      =========
Denominator:
 Denominator for basic earnings per
   share-weighted average Class B common shares ............       10,284         11,457         10,284          5,489
 Effect of dilutive securities:
   Weighted average Class A common shares
    outstanding ............................................       45,178         40,367         42,312         40,235
   Weighted average OP Units outstanding ...................        7,695          7,702          7,697          7,706
   Minority partner's preferred interest in a
    consolidated partnership ...............................        3,454             --             --             --
   Preferred units of limited partnership interest .........          598             --             --             --
   Employee stock options ..................................          588            430            424            417
                                                                ---------      ---------      ---------      ---------
Denominator for diluted earnings per Class B common
 share-adjusted weighted average shares and assumed
 conversions ...............................................       67,797         59,956         60,717         53,847
                                                                =========      =========      =========      =========
Basic earnings per Class B common share:
 Income before extraordinary loss ..........................    $     .80      $     .57      $    1.84      $    1.52
 Extraordinary loss ........................................        ( .04)         ( .01)        (  .04)        (  .03)
                                                                ---------      ---------      ---------      ---------
 Net income per Class B common share .......................    $     .76      $     .56      $    1.80      $    1.49
                                                                =========      =========      =========      =========
Diluted earnings per Class B common share:
 Income before extraordinary loss ..........................    $     .55      $     .42      $    1.31      $     .96
 Extraordinary loss ........................................        ( .02)         ( .01)        (  .03)        (  .01)
                                                                ---------      ---------      ---------      ---------
 Diluted net income per Class B common share ...............    $     .53      $     .41      $    1.28      $     .95
                                                                =========      =========      =========      =========


8. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (IN THOUSANDS)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                          -----------------------
                                                             2000         1999
                                                          ----------   ----------
     Cash paid during the period for interest .........    $88,290      $61,892
                                                           =======      =======
     Interest capitalized during the period ...........    $ 8,447      $ 7,281
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

     In addition, the Company does not consider (i) interest incurred on its Credit Facility, term loan and Senior Unsecured Notes, (ii) the operating performance of the office property located in Orlando, Florida and (iii) commencing January 1, 2000, the operating performance of the industrial joint venture properties formerly owned by RMI as part of its Core Portfolio's property operating performance.

     The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

     The following table sets forth the components of the Company's revenues and expenses and other related disclosures for the three months ended September 30, 2000 and 1999 (in thousands):

                                                         THREE MONTHS ENDED
                                                         SEPTEMBER 30, 2000
                                            --------------------------------------------
                                                                           CONSOLIDATED
                                             CORE PORTFOLIO      OTHER        TOTALS
                                            ---------------- ------------ --------------
REVENUES:
Base rents, tenant escalations and
 reimbursements ...........................    $   113,546    $   2,208    $   115,754
Equity in earnings of real estate joint
 ventures and service companies ...........             --          706            706
Interest and other income .................            191       23,651         23,842
                                               -----------    ---------    -----------
Total Revenues ............................        113,737       26,565        140,302
                                               -----------    ---------    -----------
EXPENSES:
Property operating expenses ...............         40,666          589         41,255
Marketing, general and administrative .....          5,405        1,525          6,930
Interest ..................................          9,623       15,028         24,651
Depreciation and amortization .............         21,282        2,801         24,083
                                               -----------    ---------    -----------
Total Expenses ............................         76,976       19,943         96,919
                                               -----------    ---------    -----------
Income before preferred dividends and
 distributions, minority interests and
 extraordinary loss .......................    $    36,761    $   6,622    $    43,383
                                               ===========    =========    ===========
Total assets ..............................    $ 2,115,236    $ 828,884    $ 2,944,120
                                               ===========    =========    ===========

                                                              THREE MONTHS ENDED
                                            ------------------------------------------------------
                                                              SEPTEMBER 30, 1999
                                            ------------------------------------------------------
                                                                                      CONSOLIDATED
                                             CORE PORTFOLIO      RMI        OTHER        TOTALS
                                            ---------------- ---------- ------------ -------------
REVENUES:
Base rents, tenant escalations and
 reimbursements ...........................    $    97,787    $ 5,480    $   7,602    $   110,869
Equity in earnings of real estate joint
 ventures and service companies ...........             --         --          483            483
Interest and other income .................            209         --       13,784         13,993
                                               -----------    -------    ---------    -----------
Total Revenues ............................         97,996      5,480       21,869        125,345
                                               -----------    -------    ---------    -----------
EXPENSES:
Property operating expenses ...............         37,202        823        2,654         40,679
Marketing, general and administrative .....          4,384        158        2,262          6,804
Interest ..................................          7,428        128       13,218         20,774
Depreciation and amortization .............         18,684      1,343        1,841         21,868
                                               -----------    -------    ---------    -----------
Total Expenses ............................         67,698      2,452       19,975         90,125
                                               -----------    -------    ---------    -----------
Income before preferred dividends and
 distributions, minority interests and
 extraordinary loss .......................    $    30,298    $ 3,028    $   1,894    $    35,220
                                               ===========    =======    =========    ===========
Total assets ..............................    $ 2,104,169    $    --    $ 576,995    $ 2,681,164
                                               ===========    =======    =========    ===========

     The following table sets forth the components of the Company's revenues and expenses and other related disclosures for the nine months ended September 30, 2000 and 1999 (in thousands):

                                                   NINE MONTHS ENDED
                                       ------------------------------------------
                                                   SEPTEMBER 30, 2000
                                       ------------------------------------------
                                                                    CONSOLIDATED
                                        CORE PORTFOLIO     OTHER       TOTALS
                                       ---------------- ---------- --------------
REVENUES:
Base rents, tenant
 escalations and
 reimbursements ......................     $ 325,218     $ 6,865      $ 332,083
Equity in earnings of real
 estate joint ventures and
 service companies ...................            --       3,893          3,893
Interest and other income ............           855      46,584         47,439
                                           ---------     -------      ---------
Total Revenues .......................       326,073      57,342        383,415
                                           ---------     -------      ---------
EXPENSES:
Property operating expenses ..........       113,963       1,815        115,778
Marketing, general and
 administrative ......................        15,434       4,717         20,151
Interest .............................        28,218      44,449         72,667
Depreciation and
 amortization ........................        60,670       6,850         67,520
                                           ---------     -------      ---------
Total Expenses .......................       218,285      57,831        276,116
                                           ---------     -------      ---------
Income (loss) before preferred
 dividends and
 distributions, minority
 interests and extraordinary loss          $ 107,788     $  (489)     $ 107,299
                                           =========     =======      =========

                                                           NINE MONTHS ENDED
                                       ---------------------------------------------------------
                                                          SEPTEMBER 30, 1999
                                       ---------------------------------------------------------
                                                                                    CONSOLIDATED
                                        CORE PORTFOLIO      RMI          OTHER         TOTALS
                                       ---------------- ----------- -------------- -------------
REVENUES:
Base rents, tenant
 escalations and
 reimbursements ......................     $ 240,753     $ 15,380     $   11,150     $ 267,283
Equity in earnings of real
 estate joint ventures and
 service companies ...................            --           --          1,372         1,372
Interest and other income ............           422            2         23,614        24,038
                                           ---------     --------     ----------     ---------
Total Revenues .......................       241,175       15,382         36,136       292,693
                                           ---------     --------     ----------     ---------
EXPENSES:
Property operating expenses ..........        84,912        2,390          3,823        91,125
Marketing, general and
 administrative ......................        12,184          456          3,601        16,241
Interest .............................        17,179          671         35,770        53,620
Depreciation and
 amortization ........................        47,677        3,710          4,699        56,086
                                           ---------     --------     ----------     ---------
Total Expenses .......................       161,952        7,227         47,893       217,072
                                           ---------     --------     ----------     ---------
Income (loss) before preferred
 dividends and
 distributions, minority
 interests and extraordinary loss          $  79,223     $  8,155     $  (11,757)    $  75,621
                                           =========     ========     ==========     =========

10. OTHER INVESTMENTS AND ADVANCES
     During  1997,  the  Company  formed  FrontLine  Capital Group ("FrontLine")
(formerly  Reckson  Service  Industries,  Inc.)  and  Reckson  Strategic Venture
Partners, LLC ("RSVP"). In connection with the formation of FrontLine, the Operating Partnership established a credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine's e-commerce and e-services operations and other general corporate purposes. As of September 30, 2000, the Company had advanced approximately $92.5 million under the FrontLine Facility. In addition, the Operating Partnership has approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT-qualified investments or advances made to FrontLine under terms similar to the FrontLine Facility. As of September 30, 2000, approximately $77.5 million had been invested through the RSVP Commitment, of which $37.6 million represents RSVP-controlled joint venture REIT-qualified investments and $39.9 million represents advances to FrontLine under the RSVP Commitment. In addition, as of September 30, 2000, the Company, through its Credit Facility, has allocated approximately $3.2 million in outstanding undrawn letters of credit for the benefit of FrontLine. Both the FrontLine Facility and the RSVP Commitment have a term of five years and advances under each are recourse obligations of FrontLine. Interest accrues on advances made under the credit facilities at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that are outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. Prior to maturity, interest is payable quarterly but only to the extent of net cash flow and on an interest-only basis. As of September 30, 2000, interest accrued under the FrontLine Facility and RSVP Commitment was approximately $13.3 million of which approximately $3.2 million was received subsequent to September 30, 2000.

     During November 1999, the Board of Directors of the Company approved an amendment to the FrontLine Facility and the RSVP Commitment to permit FrontLine to incur secured debt and to pay interest thereon and to issue preferred stock and to pay dividends thereon. In consideration of the amendments, FrontLine paid the Operating Partnership a fee of approximately $3.6 million in the form of shares of FrontLine common stock. Such fee has been recognized in income over an estimated nine month benefit period.

     FrontLine currently has two distinct operating units: one of which represents its interest in HQ Global Holdings, Inc., the largest provider of flexible officing solutions in the world, and the other which represents interests in its e-commerce and e-services partner companies. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus.

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

     The Company owns all of the interests in its real properties through Reckson Operating Partnership, L.P. (the "Operating Partnership"). As of September 30, 2000, the Company owned and operated 81 office properties comprising approximately 14.2 million square feet, 103 industrial properties comprising  approximately  6.6  million  square  feet  and two retail properties comprising approximately 20,000 square feet, located in the Tri-State Area. During the quarter ended September 30, 2000, the Company completed the repositioning of two former industrial properties into Class A office properties. The Company is in the process of developing one office property encompassing approximately 277,500 square feet and one industrial property encompassing approximately 206,000 square feet. The Company also owns a 357,000 square foot office building located in Orlando, Florida and approximately 315 acres of land in 14 separate parcels of which the Company can develop approximately 1.9 million square feet of office space and approximately 224,000 square feet of industrial space. The Company also has invested approximately $297.7 million in mortgage notes encumbering one Class A office property encompassing approximately 1.4 million square feet, approximately 403 acres of land located in New Jersey and approximately $17.1 million in a note receivable secured by a partnership interest in Omni Partner's, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York. On November 2, 2000, a mortgage note investment and related acquisition costs of approximately $292.5 million were exchanged, through a pre-packaged consensual bankruptcy, for title to the property which was secured by such mortgage note investment.

     During  1997,  the  Company  formed  FrontLine  Capital Group ("FrontLine")
(formerly  Reckson  Service  Industries,  Inc.)  and  Reckson  Strategic Venture
Partners, LLC ("RSVP"). In connection with the formation of FrontLine, the Operating Partnership established a credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine's e-commerce and e-services operations and other general corporate purposes. As of September 30, 2000, the Company had advanced approximately $92.5 million under the FrontLine Facility. In addition, the Operating Partnership has approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT-qualified investments or advances made to FrontLine under terms similar to the FrontLine Facility. As of September 30, 2000, approximately $77.5 million had been invested through the RSVP Commitment, of which $37.6 million represents RSVP-controlled joint venture REIT-qualified investments and $39.9 million represents advances to FrontLine under the RSVP Commitment. In addition, as of September 30, 2000, the Company, through its unsecured credit facility, has allocated approximately $3.2 million in outstanding undrawn letters of credit for the benefit of FrontLine. Both the FrontLine Facility and the RSVP Commitment have a term of five years and advances under each are recourse obligations of FrontLine. Interest accrues on advances made under the credit facilities at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that are outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. Prior to maturity, interest is payable quarterly but only to the extent of net cash flow of FrontLine and on an interest-only basis. As of September 30, 2000, interest accrued under the FrontLine Facility and RSVP Commitment was approximately $13.3 million of which approximately $3.2 million was received subsequent to September 30, 2000.

     During November 1999, the Board of Directors of the Company approved an amendment to the FrontLine Facility and the RSVP Commitment to permit FrontLine to incur secured debt and to pay interest thereon and to issue preferred stock and to pay dividends thereon. In consideration of the amendments, FrontLine paid the Operating Partnership a fee of approximately $3.6 million in the form of shares of FrontLine common stock. Such fee has been recognized in income over an estimated nine month benefit period.

     FrontLine currently has two distinct operating units: one of which represents its interest in HQ Global Holdings, Inc., the largest provider of flexible officing solutions in the world, and the other which represents interests in its e-commerce and e-services partner companies. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus.

     On August 9, 1999, the Company executed a contract for the sale of its interest in Reckson Morris Operating Partnership, L. P. ("RMI"), which consisted of 28 properties, comprising approximately 6.1 million square feet and three other big box industrial properties to Keystone Property Trust ("KTR"). In addition, the Company also entered into a sale agreement with Matrix relating to a first mortgage note and certain industrial land holdings (the "Matrix Sale"). The combined total sale price is $310 million ($52 million of which is attributable to the Morris Companies and its affiliates in the form of $41.6 million of preferred units of KTR's operating partnership and $10.4 million of debt relief) and consists of a combination of (i) cash, (ii) convertible preferred and common stock of KTR, (iii) preferred units of KTR's operating partnership, (iv) relief of debt and (v) a purchase money mortgage note secured by certain land that is being sold to Matrix.

     As of September 30, 2000, the Matrix Sale and the sale of the Company's interest in RMI was completed for a combined sales price of approximately $258 million (net of minority partner's interest). The combined consideration consisted of approximately (i) $159.7 million in cash, (ii) $60 million of preferred stock and operating partnership units of KTR, (iii) $1.5 million in common stock of KTR, (iv) approximately $26.7 million of debt relief and (v) approximately $10.1 million in purchase money mortgages. As a result, the Company realized a gain of approximately $16.7 million of which approximately $6.7 million was recognized during the current fiscal year. Cash proceeds from the sales were used primarily to repay borrowings under the Company's unsecured credit facility. During July 2000, the Company redeemed approximately $20 million of the preferred stock of KTR which was used primarily for general corporate purposes.

     In July 1998, the Company formed a joint venture, Metropolitan Partners LLC "Metropolitan"), with Crescent Real Estate Equities Company, a Texas REIT ("Crescent") for the purpose of acquiring Tower Realty Trust, Inc. ("Tower"). On May 24, 1999 the Company completed the merger with Tower and acquired three Class A office properties located in New York City totaling 1.6 million square feet and one office property located on Long Island totaling approximately 101,000 square feet. In addition, pursuant to the merger, the Company also acquired certain office properties, a property under development and land located outside of the Tri-State Area. All of the assets acquired in the merger located outside of the Tri-State Area, other than a 357,000 square foot office property located in Orlando, Florida, have been sold.

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

     On September 28, 2000, the Company formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association and contributed eight Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV in exchange for approximately $136 million and a 51% majority ownership interest in the Tri-State JV. As a result, the Company realized a gain of approximately $15.2 million. Cash proceeds received were used primarily to repay borrowings under the Company's unsecured credit facility.

     The market capitalization of the Company at September 30, 2000 was approximately $3.4 billion. The Company's market capitalization is based on the sum of (i) the market value of the Company's Class A common stock and common units of limited partnership interest in the Operating Partnership ("OP Units") (assuming conversion) of $25.50 per share/unit (based on the closing price of the Company's Class A common stock on September 30, 2000), (ii) the market value of the Company's Class B common stock of $26.75 per share (based on the closing price of the Company's Class B common stock on September 30, 2000),
(iii) the liquidation preference value of the Company's Series A preferred and Series B preferred stock of $25 per share, (iv) the liquidation preference value of the Operating Partnership's preferred units of $1,000 per unit, (v) the contributed value of Metropolitan's preferred interest of $85 million and
(vi) the approximately $1.3 billion (including its share of joint venture debt and net of minority partners' interests) of debt outstanding at September 30, 2000. As a result, the Company's total debt to total market capitalization ratio at September 30, 2000 equaled approximately 39.5%.


RESULTS OF OPERATIONS

     The Company's total revenues increased by $15.0 million or 11.9% for the three months ended September 30, 2000 as compared to the 1999 period. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $4.9 million or 4.4% for the three months ended September 30, 2000 as compared to the 1999 period. The increase in Property Operating Revenues is attributable to the acquisition of 1350 Avenue of the Americas and the development and/or redevelopment of several properties. In addition, Property Operating Revenues were also positively impacted by approximately $5.2 million from increases in occupancies and rental rates in our "same store" properties. Offsetting the increases in Property Operating Revenues was the negative impact of approximately $8.0 million of expired rent attributable to a major tenant vacating at 919 Third Avenue. Furthermore, Property Operating Revenues were negatively impacted by approximately $5.2 million of rent attributable to the industrial joint venture properties formerly owned by RMI, which properties were sold on September 27, 1999 as well as $4.6 million of rent attributable to certain Tower properties disposed of subsequent to the Tower transaction. The Company's base rent reflects the positive impact of the straight-line rent adjustment of $12.2 million for the three months ended September 30, 2000 as compared to $2.1 million for the 1999 period. Included in the $12.2 million straight-line rent adjustment is $8.2 million attributable to 919 Third Avenue. This amount is attributable to the free rent periods contained in the three tenants' leases which replaced the major tenant vacating as described above. The remaining balance of the increase in total revenues is attributable to the gain on sales of real estate, interest income and fees relating to the FrontLine Facility and the RSVP Commitment and earnings generated by RSVP-controlled joint venture REIT-qualified investments.

     Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $.6 million or 1.4% for the three months ended September 30, 2000 as compared to the 1999 period. This increase is primarily due to the acquisition of 1350 Avenue of the Americas in January 2000.
Offsetting the increase in Property Expenses is a reduction of approximately $.8 million and $2.2 million, respectively, relating to the RMI and Tower dispositions.

     Gross Operating Margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the three months ended September 30 , 2000 and 1999 were 64.4% and 63.3% respectively. The increase in Gross Operating Margins is primarily attributable to the increase in rental rates and occupancy levels.

     Marketing, general and administrative expenses increased by approximately $126,000 for the three months ended September 30, 2000 as compared to the 1999 period. Marketing, general and administrative expenses as a percentage of total revenues were 4.9% for the three months ended September 30, 2000 as compared to 5.4% for the 1999 period.

     Interest expense increased by $3.9 million for the three months ended September 30, 2000 as compared to the 1999 period. The increase is due to new debt incurred with the 1350 Avenue of the Americas acquisition and is attributable to an increase in interest expense on the Company's variable rate debt due to rising interest rates.

     The Company's total revenues increased by $90.7 million or 31.0% for the nine months ended September 30, 2000 as compared to the 1999 period. Property Operating Revenues, increased by $64.8 million or 24.2% for the nine months ended September 30, 2000 as compared to the 1999 period. The increase in Property Operating Revenues is substantially attributable to the properties retained from the Tower portfolio acquisition in May 1999, the acquisition of the first mortgage note secured by 919 Third Avenue (which property and other revenue was reflected in Property Operating Revenues) in June 1999 and the acquisition of 1350 Avenue of the Americas in January 2000. In addition, Property Operating Revenues were also positively impacted by approximately $8.9 million from increases in occupancies and rental rates in our "same store" properties. Offsetting the increase in Property Operating Revenues was the negative impact of approximately $14.8 million of rent attributable to the RMI disposition and approximately $7.3 million of rent attributable from Tower properties disposed of subsequent to the Tower transaction. The Company's base rent reflects the positive impact of the straight-line rent adjustment of $25.0 million for the nine months ended September 30, 2000 as compared to $6.8 million for the 1999 period. Included in the $25.0 million is $13.6 million attributable to 919 Third Avenue. This amount is attributable to the free rent periods contained in the three tenants' leases which replaced the major tenant vacating as described above. The remaining balance of the increase in total revenues is attributable to the gain on sales of real estate, interest income and fees relating to the FrontLine Facility and the RSVP Commitment and earnings generated by RSVP-controlled joint venture REIT-qualified investments.

     Property Expenses increased by $24.7 million or 27.1% for the nine months ended September 30, 2000 as compared to the 1999 period. This increase is primarily due to the acquisition of the Tower portfolio in May 1999, the acquisition of the first mortgage note secured by 919 Third Avenue in June 1999, (which operations were reflected in Property Expenses) and the acquisition of 1350 Avenue of the Americas in January 2000. Offsetting the increases in Property Expenses is a reduction of expenses of approximately $2.2 million and $3.2 million, respectively, relating to the RMI and Tower dispositions.

     Gross Operating Margins for the nine months ended September 30 , 2000 and 1999 were 65.1% and 65.9%, respectively. The decrease in Gross Operating Margins is primarily attributable to a larger proportionate share of gross operating margin derived from office properties, which has a lower gross margin percentage, in 2000 compared to 1999. The higher proportionate share of the gross operating margins is attributable to the office properties acquired during the period May 1999 through January 2000 and the disposition of net leased industrial properties in September 1999. This shift in the composition of the portfolio was offset by increases in rental rates and occupancies and operating efficiencies realized.

     Marketing, general and administrative expenses increased by $3.9 million for the nine months ended September 30, 2000 as compared to the 1999 period.
The increase is due to the increased costs of managing the acquisition properties and the increase in corporate management and administrative costs associated with the growth of the Company including the opening of its New York City division in March

1999. Marketing, general and administrative expenses as a percentage of total revenues were 5.3% for the nine months ended September 30, 2000 as compared to 5.6% for the 1999 period.

     Interest expense increased by $19.0 million for the nine months ended September 30, 2000 as compared to the 1999 period. The increase is primarily due to secured borrowings assumed in the Tower acquisition as well as new debt incurred with the Tower and 1350 Avenue of the Americas acquisitions.
Additionally, the increase is also due to $300 million of Senior Unsecured Notes issued on March 26, 1999 and an increased cost attributable to an increased average balance on the Company's unsecured credit facility and term loan. The weighted average balance on the Company's unsecured credit facility and term loan was $465.6 million for the nine months ended September 30, 2000 as compared to $446.1 million for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     On September 7, 2000, the Company obtained a three year $575 million unsecured revolving credit facility (the "Credit Facility") from The Chase
Manhattan Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September, 2003 and borrowings under the Credit Facility are currently priced off of LIBOR plus 105 basis points.

     The Credit Facility replaced the Company's existing $500 million unsecured credit facility (together with the Credit Facility, the "Credit Facility") and $75 million term loan. As a result, certain deferred loan costs incurred in connection with the existing unsecured credit facility and term loan were written off. Such amount is reflected as an extraordinary loss in the Company's consolidated statements of income.

     The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At September 30, 2000, the Company had availability under the Credit Facility to borrow an additional $212.4 million (of which, $62.3 million has been allocated for outstanding undrawn letters of credit).

     On November 2, 2000, the Company obtained a three year secured $250 million first mortgage commitment on the property located at 919 Third Avenue, New York N. Y. Interest rates on borrowings under the commitment are based on LIBOR plus a spread ranging from 110 basis points to 140 basis points based upon the outstanding balance. At closing, $200 million was funded under the commitment at an interest rate of LIBOR plus 120 basis points. In addition, in connection with the $200 million initial funding, the Company purchased a LIBOR interest rate hedge that provides for a maximum LIBOR rate of 9.25%. The initial funding was used primarily to repay outstanding borrowings under the Company's Credit Facility.

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

     The shares of Class B common stock are exchangeable at any time, at the option of the holder, into an equal number of shares of Class A common stock, par value $.01 per share, of the Company subject to customary antidilution adjustments. The Company, at its option, may redeem any or all of the Class B common stock in exchange for an equal number of shares of the Company's Class A common stock at any time following November 23, 2003.

     On June 20, 2000, the Company issued 4,181,818 shares of Class A common stock in exchange for four million shares of Series B Convertible Cumulative Preferred Stock with a liquidation preference value of $100 million.

     The Board of Directors of the Company has authorized the purchase of up to three million shares of the Company's Class B common stock. In addition, the Board of Directors has also authorized the purchase of up to an additional three million shares of the Company's Class B common stock and/or its Class A common stock. The buy-back program will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. As of September 30, 2000, the Company had purchased and retired 1,410,804 shares of Class B Common Stock for approximately $30.3 million.

     The Company's indebtedness at September 30, 2000 totaled approximately $1.3 billion (including its share of joint venture debt and net of minority partners' interests) and was comprised of $362.6 million outstanding under the Credit Facility, approximately $449.4 million of senior unsecured notes and approximately $516.7 million of mortgage indebtedness. Based on the Company's total market capitalization of approximately $3.4 billion at September 30, 2000 (calculated based on the sum of (i) the market value of the Company's Class A common stock and OP Units, assuming conversion, (ii) the market value of the Company's Class B common stock, (iii) the liquidation preference value of the Company's preferred stock, (iv) the liquidation preference value of the Operating Partnership's preferred units, (v) the contributed value of
Metropolitan's preferred interest and (vi) the $1.3 billion of debt), the Company's debt represented approximately 39.5% of its total market capitalization.
     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures of the Company. The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operating activities along with the Credit Facility previously discussed. The Company expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt and equity securities of the Company. In addition, the Company also believes that it will, from time to time, generate funds from the sale of certain of its real estate properties or interests therein. The Company will refinance existing mortgage indebtedness or indebtedness under the Credit Facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Company anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and equity offerings, will be adequate to meet the capital and liquidity requirements of the Company in both the short and long-term. In order to qualify as a REIT for federal income tax purposes, the Company is required to make distributions to its stockholders of at least 95% of REIT taxable income. The Company expects to use its cash flow from operating activities for distributions to stockholders and for payment of recurring, non-incremental revenue-generating expenditures. The Company intends to invest amounts accumulated for distribution in short-term investments.

INFLATION
     The office leases generally provided for fixed base rent increases or indexed escalations. In addition, the office leases provide for separate escalations of real estate taxes and electric costs over a base amount. The industrial leases generally provide for fixed base rent increases, direct pass through of certain operating expenses and separate real estate tax escalations over a base amount. The Company believes that inflationary increases in expenses will be offset by contractual rent increases and expense escalations described above.
     The Credit Facility and a certain mortgage note payable bear interest at a variable rate, which will be influenced by changes in short-term interest rates, and is sensitive to inflation.

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

     The following table presents the Company's FFO calculation (unaudited and in thousands, except per share/unit data):

                                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                                 -----------------------------   ------------------------------
                                                                      2000            1999            2000             1999
                                                                 -------------   -------------   --------------   -------------
Net income available to common shareholders ..................     $ 29,978        $ 21,516        $  68,792        $ 44,035
Adjustments for basic funds from operations:
 Add:
  Limited partners' minority interest in the operating
   partnership ...............................................        4,050           3,014            9,411           7,082
  Real estate depreciation and amortization ..................       23,632          21,312           66,184          54,406
  Minority partners' interests in consolidated partnerships .         1,874           2,150            5,773           4,933
  Extraordinary loss .........................................        1,396             555            1,396             555
 Less:
  Gain on sales of real estate ...............................       15,206          10,052           21,868          10,052
  Amounts distributable to minority partners in
   consolidated partnerships .................................        2,247           2,607            6,764           6,031
                                                                   --------        --------        ---------        --------
Basic Funds From Operations (FFO) ............................       43,477          35,888          122,924          94,928
 Add:
  Dividends and distributions on dilutive shares and units .          7,679           9,579           26,708          21,283
                                                                   --------        --------        ---------        --------
  Diluted FFO ................................................     $ 51,156        $ 45,467        $ 149,632        $116,211
                                                                   ========        ========        =========        ========
Basic FFO calculations:
 Weighted average common shares outstanding ..................       55,462          51,824           52,595          45,724
 Weighted average units of limited partnership interest
  outstanding ................................................        7,695           7,702            7,697           7,706
                                                                   --------        --------        ---------        --------
 Basic weighted average common shares and units
  outstanding ................................................       63,157          59,526           60,292          53,430
                                                                   ========        ========        =========        ========
 Basic FFO per weighted average common share or unit .........     $   .69         $   .60         $    2.04        $   1.78
 Basic weighted average dividends or distributions per share
  or unit ....................................................     $   .42         $   .41         $    1.25        $   1.14
 Basic FFO payout ratio ......................................        61.2%           67.6%             61.2%           64.3%
Diluted FFO calculations:
 Basic weighted average common shares and units
  outstanding ................................................       63,157          59,526           60,292          53,430
 Adjustments for dilutive FFO weighted average shares and
  unit outstanding:
  Add:
   Weighted average common stock equivalents .................          588             430              424             417
   Weighted average shares of Series A Preferred Stock .              8,060           8,060            8,060           8,060
   Weighted average shares of Series B Preferred Stock .              1,919           5,758            4,315           2,552
   Weighted average shares of minority partners
     preferred interest ......................................        3,454           3,454            3,454           1,645
   Weighted average units of preferred limited
     partnership interest ....................................        1,367           1,367            1,367           1,367
                                                                   --------        --------        ---------        --------
 Dilutive FFO weighted average shares and units
  outstanding ................................................       78,545          78,595           77,912          67,471
                                                                   ========        ========        =========        ========
 Diluted FFO per weighted average share or unit ..............     $   .65         $   .58         $    1.92        $   1.72
 Diluted weighted average dividends or distributions per
  share or unit ..............................................     $   .41         $   .40         $    1.22        $   1.13
 Diluted FFO payout ratio ....................................        63.7%           68.9%             63.7%           65.5%


     The following table presents the Company's CAD calculation (unaudited and in thousands, except per share/unit data):

                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                           -----------------------------   -------------------------------
                                                                2000            1999            2000             1999
                                                           -------------   -------------   --------------   --------------
Basic Funds From Operations ............................     $  43,477       $ 35,888        $ 122,924        $  94,928
Adjustments for basic cash available for distribution:
 Less:
  Straight line rents (Note a) .........................        12,153          2,086           24,991            6,600
  Non-incremental capitalized tenant improvements
   and leasing commissions .............................         4,239          1,618            8,982            3,673
  Non-incremental capitalized improvements .............         1,075            833            3,773            2,312
                                                             ---------       --------        ---------        ---------
Basic Cash Available for Distribution (CAD) ............        26,010         31,351           85,178           82,343
 Add: ..................................................
  Dividends and distributions on dilutive shares and
   units ...............................................            --          9,579            5,597           21,283
                                                             ---------       --------        ---------        ---------
  Diluted CAD ..........................................     $  26,010       $ 40,930        $  90,775        $ 103,626
                                                             =========       ========        =========        =========
Basic CAD calculations:
 Weighted average common shares outstanding ............        55,462         51,824           52,595           45,724
 Weighted average units of limited partnership
  interest outstanding .................................         7,695          7,702            7,697            7,706
                                                             ---------       --------        ---------        ---------
 Basic weighted average common shares and units
  outstanding ..........................................        63,157         59,526           60,292           53,430
                                                             =========       ========        =========        =========
 Basic CAD per weighted average common share or
  unit .................................................     $    .41        $   .53         $    1.41        $    1.54
 Basic weighted average dividends or distributions
  per share or unit ....................................     $    .42        $   .41         $    1.25        $    1.14
 Basic CAD payout ratio (Note a) .......................        102.4%          77.4%             88.3%            74.1%
Diluted CAD calculations:
 Basic weighted average common shares and units
  outstanding ..........................................        63,157         59,526           60,292           53,430
 Adjustments for dilutive CAD weighted average
  shares and units outstanding:
 Add:
  Weighted average common stock equivalents ............           588            430              424              417
  Weighted average shares of Series A Preferred
   Stock ...............................................            --          8,060               --            8,060
  Weighted average shares of Series B Preferred
   Stock ...............................................            --          5,758               --            2,552
  Weighted average shares of minority partners
   preferred interest ..................................            --          3,454            3,454            1,645
  Weighted average units of preferred limited
   partnership interest ................................            --          1,367              598            1,367
                                                             ---------       --------        ---------        ---------
Dilutive CAD weighted average shares and units
 outstanding ...........................................        63,745         78,595           64,768           67,471
                                                             =========       ========        =========        =========
Diluted CAD per weighted average share or unit .........     $    .41        $   .52         $    1.40        $    1.54
Diluted weighted average dividends or distributions
 per share or unit .....................................     $    .42        $   .40         $    1.24        $    1.13
Diluted CAD payout ratio (Note a) ......................        103.2%          76.6%             88.5%            73.5%

----------
Notes:

(a) Includes straight line rental income attributable to the property located at 919 Third Avenue, New York, N. Y. of $8,175, $834, $13,560 and $995,
    respectively.

               SUPPLEMENTAL INFORMATION ON CAPITAL EXPENDITURES,
                  TENANT IMPROVEMENTS AND LEASING COMMISSIONS

     The   following   table   summarizes   the   expenditures   incurred   for
non-incremental capital expenditures, tenant improvements and leasing commissions for the Company's office and industrial properties for the nine month period ended September 30, 2000 and the historical average of such non-incremental capital expenditures, tenant improvements and leasing commissions for the years 1996 through 1999.

            NON-INCREMENTAL REVENUE GENERATING CAPITAL EXPENDITURES

                                                                                                           NINE MONTHS
                                                                                            1996 -1999        ENDED
                                1996           1997            1998            1999          AVERAGE      SEPT. 30, 2000
                           ------------- --------------- --------------- --------------- --------------- ---------------
SUBURBAN OFFICE PROPERTIES
 Total ...................   $ 375,026     $ 1,108,675     $ 2,004,976     $ 2,298,899     $ 1,446,894     $ 2,376,738
 Per Square Foot .........        0.13            0.22            0.23            0.23            0.20            0.24
CBD OFFICE PROPERTIES
 Total ...................      N/A            N/A             N/A             N/A             N/A         $   916,657
 Per Square Foot .........      N/A            N/A             N/A             N/A             N/A                0.43
INDUSTRIAL PROPERTIES
 Total ...................   $ 670,751     $   733,233     $ 1,205,266     $ 1,048,688     $   914,485     $   658,848
 Per Square Foot .........        0.18            0.15            0.12            0.11            0.14            0.09

NON-INCREMENTAL REVENUE GENERATING TENANT IMPROVEMENTS AND LEASING COMMISSIONS

                                                                                                                  NINE MONTHS
                                                                                                   1996 -1999        ENDED
                                         1996          1997            1998            1999          AVERAGE     SEPT. 30, 2000
                                    ------------- -------------- --------------- --------------- -------------- ---------------
LONG ISLAND OFFICE PROPERTIES
 Tenant Improvements ..............   $ 523,574     $  784,044     $ 1,140,251     $ 1,009,357     $  864,307     $ 2,373,409
 Per Square Foot Improved .........        4.28           7.00            3.98            4.73           5.00            6.37
 Leasing Commissions ..............   $ 119,047     $  415,822     $   418,191     $   551,762     $  376,206     $ 1,995,078
 Per Square Foot Leased ...........        0.97           4.83            1.46            2.59           2.46            4.88
                                      ---------     ----------     -----------     -----------     ----------     -----------
 Total Per Square Foot ............   $    5.25     $    11.83     $      5.44     $      7.32     $     7.46     $     11.25
                                      =========     ==========     ===========     ===========     ==========     ===========
WESTCHESTER OFFICE PROPERTIES
 Tenant Improvements ..............   $ 834,764     $1,211,665     $   711,160     $ 1,316,611     $1,018,550     $   992,895
 Per Square Foot Improved .........        6.33           8.90            4.45            5.62           6.33            4.39
 Leasing Commissions ..............   $ 264,388     $  366,257     $   286,150     $   457,730     $  343,631     $   340,099
 Per Square Foot Leased ...........        2.00           2.69            1.79            1.96           2.11            3.00
                                      ---------     ----------     -----------     -----------     ----------     -----------
 Total Per Square Foot ............   $    8.33     $    11.59     $      6.24     $      7.58     $     8.44     $      7.39
                                      =========     ==========     ===========     ===========     ==========     ===========
CONNECTICUT OFFICE PROPERTIES (A)
 Tenant Improvements ..............   $  58,000     $1,022,421     $   202,880     $   179,043     $  449,952     $   342,973
 Per Square Foot Improved .........       12.45          13.39            5.92            4.88           9.16            4.86
 Leasing Commissions ..............   $       0     $  256,615     $   151,063     $   110,252     $  159,363     $   277,483
 Per Square Foot Leased ...........        0.00           3.36            4.41            3.00           2.69            3.93
                                      ---------     ----------     -----------     -----------     ----------     -----------
 Total Per Square Foot ............   $   12.45     $    16.75     $     10.33     $      7.88     $    11.85     $      8.79
                                      =========     ==========     ===========     ===========     ==========     ===========
NEW JERSEY OFFICE PROPERTIES
 Tenant Improvements ..............      N/A           N/A         $   654,877     $   454,054     $  554,466     $ 1,724,101
 Per Square Foot Improved .........      N/A           N/A                3.78            2.29           3.04            8.11
 Leasing Commissions ..............      N/A           N/A         $   396,127     $   787,065     $  591,596     $ 1,205,706
 Per Square Foot Leased ...........      N/A           N/A                2.08            3.96           3.02            5.76
                                      ---------     ----------     -----------     -----------     ----------     -----------
 Total Per Square Foot ............      N/A           N/A         $      5.86     $      6.25     $     6.06     $     13.87
                                      =========     ==========     ===========     ===========     ==========     ===========
NEW YORK OFFICE PROPERTIES
 Tenant Improvements ..............      N/A           N/A             N/A             N/A            N/A         $    11,977
 Per Square Foot Improved .........      N/A           N/A             N/A             N/A            N/A                0.51
 Leasing Commissions ..............      N/A           N/A             N/A             N/A            N/A         $   212,673
 Per Square Foot Leased ...........      N/A           N/A             N/A             N/A            N/A                9.01
                                      ---------     ----------     -----------     -----------     ----------     -----------
 Total Per Square Foot ............      N/A           N/A             N/A             N/A            N/A         $      9.52
                                      =========     ==========     ===========     ===========     ==========     ===========
INDUSTRIAL PROPERTIES
 Tenant Improvements ..............   $ 380,334     $  230,466     $   283,842     $   375,646     $  317,572     $   360,691
 Per Square Foot Improved .........        0.72           0.55            0.76            0.25           0.57            0.64
 Leasing Commissions ..............   $ 436,213     $   81,013     $   200,154     $   835,108     $  388,122     $   137,184
 Per Square Foot Leased ...........        0.82           0.19            0.44            0.56           0.50            0.24
                                      ---------     ----------     -----------     -----------     ----------     -----------
 Total Per Square Foot ............   $    1.54     $     0.74     $      1.20     $      0.81     $     1.07     $      0.88
                                      =========     ==========     ===========     ===========     ==========     ===========


----------
(A) 1996 -- 1999 average weighted to reflect October 1996 acquisition date

                               LEASE EXPIRATIONS

     The following table sets forth scheduled lease expirations for executed leases as of September 30, 2000:


LONG ISLAND OFFICE PROPERTIES (EXCLUDING OMNI):

         YEAR OF                           TOTAL RENTABLE        % OF TOTAL            PER             PER
          LEASE                NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
        EXPIRATION           OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ....................        13              37,717              1.2%           $ 21.01         $ 23.39
2001 ....................        40             179,285              5.8%           $ 22.94         $ 24.62
2002 ....................        33             165,462              5.4%           $ 22.24         $ 24.82
2003 ....................        49             291,296              9.4%           $ 22.12         $ 25.09
2004 ....................        45             275,654              8.9%           $ 23.04         $ 25.84
2005 ....................        67             603,218             19.5%           $ 22.17         $ 24.66
2006 AND THEREAFTER .....        85           1,543,154             49.8%                --              --
                                 --           ---------            -----
TOTAL ...................       332           3,095,786            100.0%
                                ===           =========            =====

OMNI:

         YEAR OF                           TOTAL RENTABLE        % OF TOTAL            PER             PER
          LEASE                NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
        EXPIRATION           OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ....................        --                 --                --                 --              --
2001 ....................         4             32,680               5.6%           $ 27.39         $ 34.02
2002 ....................         4             80,060              13.8%           $ 26.23         $ 30.60
2003 ....................         6             81,809              14.1%           $ 29.60         $ 34.59
2004 ....................         4            112,414              19.4%           $ 26.05         $ 33.44
2005 ....................         7             59,166              10.2%           $ 27.99         $ 34.47
2006 AND THEREAFTER .....         8            214,323              36.9%                --              --
                                 --            -------             -----
TOTAL ...................        33            580,452             100.0%
                                 ==            =======             =====

INDUSTRIAL PROPERTIES:

         YEAR OF                           TOTAL RENTABLE        % OF TOTAL            PER             PER
          LEASE                NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
        EXPIRATION           OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ....................        10             213,450              4.3%            $ 4.74          $ 5.43
2001 ....................        28             557,139             11.2%            $ 5.42          $ 6.77
2002 ....................        26             240,344              4.8%            $ 6.43          $ 7.19
2003 ....................        30             731,234             14.7%            $ 5.30          $ 6.11
2004 ....................        34             634,085             12.8%            $ 6.40          $ 7.10
2005 ....................        18             396,810              8.0%            $ 5.81          $ 7.96
2006 AND THEREAFTER .....        49           2,192,911             44.2%                --              --
                                 --           ---------            -----
TOTAL ...................       195           4,965,973            100.0%
                                ===           =========            =====

RESEARCH AND DEVELOPMENT PROPERTIES:

         YEAR OF                           TOTAL RENTABLE        % OF TOTAL            PER             PER
          LEASE                NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
        EXPIRATION           OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ....................         2              13,204              1.1%           $ 15.04         $ 11.60
2001 ....................         7              96,120              7.5%           $ 11.61         $ 13.21
2002 ....................         3             118,620              9.3%           $ 10.19         $ 11.80
2003 ....................         5             244,648             19.1%           $  5.01         $  5.88
2004 ....................        10             129,218             10.1%           $ 11.98         $ 13.43
2005 ....................         4             359,417             28.1%           $  8.33         $  9.27
2006 AND THEREAFTER .....        13             317,457             24.8%                --              --
                                 --             -------            -----
TOTAL ...................        44           1,278,684            100.0%
                                 ==           =========            =====

WESTCHESTER OFFICE PROPERTIES:

         YEAR OF                           TOTAL RENTABLE        % OF TOTAL            PER             PER
          LEASE                NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
        EXPIRATION           OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ....................        12              39,684              1.3%           $ 21.57         $ 21.50
2001 ....................        39             255,484              8.3%           $ 20.73         $ 21.12
2002 ....................        47             459,105             14.8%           $ 20.20         $ 20.47
2003 ....................        43             263,153              8.5%           $ 21.94         $ 23.26
2004 ....................        26             158,602              5.1%           $ 21.08         $ 22.04
2005 ....................        48             381,712             12.3%           $ 24.97         $ 25.17
2006 AND THEREAFTER .....        46           1,539,039             49.7%                --              --
                                 --           ---------            -----
TOTAL ...................       261           3,096,779            100.0%
                                ===           =========            =====

STAMFORD OFFICE PROPERTIES:

         YEAR OF                           TOTAL RENTABLE        % OF TOTAL            PER             PER
          LEASE                NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
        EXPIRATION           OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ....................        10              30,373              2.9%           $ 21.22         $ 21.22
2001 ....................        22             136,087             12.9%           $ 22.58         $ 25.11
2002 ....................        20             100,199              9.5%           $ 27.39         $ 28.30
2003 ....................        14              95,298              9.1%           $ 31.50         $ 32.26
2004 ....................        20             221,929             21.1%           $ 22.85         $ 23.74
2005 ....................        23             109,943             10.4%           $ 28.28         $ 30.27
2006 AND THEREAFTER .....        20             359,099             34.1%                --              --
                                 --             -------            -----
TOTAL ...................       129           1,052,928            100.0%
                                ===           =========            =====

NEW JERSEY OFFICE PROPERTIES:

         YEAR OF                           TOTAL RENTABLE        % OF TOTAL            PER             PER
          LEASE                NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
        EXPIRATION           OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ....................         4              12,054              0.6%           $ 20.54         $ 21.49
2001 ....................        21             239,999             12.3%           $ 17.85         $ 18.08
2002 ....................        21             184,595              9.4%           $ 19.80         $ 20.43
2003 ....................        20             335,298             17.2%           $ 19.94         $ 20.04
2004 ....................        34             244,184             12.5%           $ 22.44         $ 22.98
2005 ....................        34             382,221             19.6%           $ 22.56         $ 23.61
2006 AND THEREAFTER .....        18             555,154             28.4%                --              --
                                 --             -------            -----
TOTAL ...................       152           1,953,505            100.0%
                                ===           =========            =====

NEW YORK CITY OFFICE

         YEAR OF                           TOTAL RENTABLE        % OF TOTAL            PER             PER
          LEASE                NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
        EXPIRATION           OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ....................         5              55,468              1.6%           $ 38.28         $ 38.32
2001 ....................        18             134,464              3.9%           $ 33.07         $ 30.43
2002 ....................        18             184,130              5.4%           $ 32.02         $ 32.87
2003 ....................         7             115,726              3.4%           $ 31.89         $ 32.34
2004 ....................        20             223,686              6.6%           $ 36.74         $ 37.72
2005 ....................        34             437,590             12.8%           $ 35.58         $ 36.89
2006 AND THEREAFTER .....       114           2,262,900             66.3%                --              --
                                ---           ---------            -----
TOTAL ...................       216           3,413,964            100.0%
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The primary market risk facing the Company is interest rate risk on its long term debt, mortgage notes and notes receivable. The Company will, when advantageous, hedge its interest rate risk using financial instruments. The Company is not subject to foreign currency risk.

     The Company manages its exposure to interest rate risk on its variable rate indebtedness by borrowing on a short-term basis under its Credit Facility until such time as it is able to retire the short-term variable rate debt with either a long-term fixed rate debt offering, long term mortgage debt, equity offerings or through sales or partial sales of assets.

     The fair market value ("FMV") of the Company's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

     The following table sets forth the Company's long term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at September 30, 2000 (dollars in thousands):

                                                   FOR THE YEAR ENDED DECEMBER 31,
                                  ------------------------------------------------------------------
                                      2000        2001          2002         2003          2004
                                  ----------- ------------ ------------- ------------ --------------
Long term debt:
 Fixed rate .....................   $ 1,872     $ 23,227     $  17,014     $  8,907     $  112,372
 Weighted average interest rate .      7.76%        7.59%         7.80%        7.79%          7.50%
 Variable rate ..................   $    --     $ 70,000     $      --     $362,600     $       --
 Weighted average interest rate .        --         8.28%           --         7.68%            --


                                    THEREAFTER      TOTAL(1)         FMV
                                  -------------- -------------- ------------
Long term debt:
 Fixed rate .....................   $  747,427     $  910,819    $ 910,819
 Weighted average interest rate .         7.56%          7.56%
 Variable rate ..................   $       --     $  432,600    $ 432,600
 Weighted average interest rate .           --           7.77%


------------------
(1) Includes unamortized issuance discounts of $633,000 on the 5 and 10 year senior unsecured notes issued on March 26, 1999 which are due at maturity.

     In addition, the Company has assessed the market risk for its variable rate debt, which is based upon LIBOR, and believes that a one percent increase in the LIBOR rate would have an approximate $4.3 million annual increase in interest expense based on approximately $432.6 million of variable rate debt outstanding at September 30, 2000.

     The following table sets forth the Company's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at September 30, 2000 (dollars in thousands):

                                                  FOR THE YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                           2000        2001        2002     2003      2004
                                      ------------- ---------- ----------- ------ ------------
Mortgage notes and Notes
 receivable:
 Fixed rate .........................   $ 277,551    $     15   $  6,326    $ --    $ 36,500
 Weighted average Interest rate .....        9.41%       9.00%     10.22%     --       10.23%

                                       THEREAFTER    TOTAL (2)       FMV
                                      ------------ ------------- -----------
Mortgage notes and Notes
 receivable:
 Fixed rate .........................   $ 16,990     $ 337,382    $337,382
 Weighted average Interest rate .....      11.65%         9.63%

------------------
(2) Excludes   mortgage   note   receivable   acquisition   costs  and  interest
receivables aggregating approximately $15.4 million.

                         PART II -- OTHER INFORMATION

Item 1. Legal Proceedings -- None
Item 2. Changes in Securities and use of proceeds

     On October 13, 2000, the Board of Directors of the Company authorized a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of Class A common stock of the Company under a shareholder rights plan. This dividend was distributed to all holders of record on October 27, 2000. Each Right generally entitles the holder to purchase one one-thousandth of a share of Series C junior participating preferred stock (the "Preferred Shares") at a price of $84.44 per one one-thousandth of a Preferred Share (the "Purchase Price"). The Rights expire on October 13, 2010, unless earlier redeemed by the Company.

     The Rights are generally exercisable only if a person or group becomes the beneficial owner of 15% or more of the outstanding Class A common stock or announces a tender offer for 15% or more of the outstanding stock (an "Acquiring Person"). In the event that a person or group becomes an Acquiring Person, each holder of a Right, excluding the Acquiring Person, will have the right to receive, upon exercise, Class A common stock or one one-thousandth of a Preferred Share having a market value equal to two times the Purchase Price of the Right.

Item 3. Defaults Upon Senior Securities -- None
Item 4. Submission of Matters to a Vote of Securities Holders -- None
Item 5. Other information -- None
Item 6. Exhibits and Reports on Form 8-K

      a) Exhibits

   NUMBER
------------
      3(ii)  Amended and Restated By-Laws of Reckson Associates Realty Corp.
    27.0     Financial Data Schedule

      b) During the three months ended September 30, 2000, the Registrant filed the following reports on Form 8-K:

       None

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


RECKSON ASSOCIATES REALTY CORP.

                                              /s/ Michael Maturo
By:    \s\ Scott H. Rechler
 ----------------------------------      -----------------------------------
Scott H. Rechler, Co-Chief Executive     Michael Maturo, Executive Vice President,
 Officer and President                   Treasurer and Chief Financial Officer

DATE: November 9, 2000