Form 10-Q
period 2001-03-31
RECKSON ASSOCIATES REALTY CORP
filed 2001-05-14
CIK 930548

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                               ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No__, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

                               ----------------

     The Company has two classes of common stock, issued at $.01 par value per share with 46,167,242 and 10,283,513 shares of Class A common stock and Class B common stock outstanding, respectively as of May 10, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        RECKSON ASSOCIATES REALTY CORP.
                                QUARTERLY REPORT
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001


                                TABLE OF CONTENTS


  INDEX                                                                                          PAGE
--------                                                                                        -----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2001 (unaudited) and
         December 31, 2000 ....................................................................   2

         Consolidated Statements of Income for the three months ended March 31, 2001 and
         2000 (unaudited) .....................................................................   3

         Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and
         2000 (unaudited) .....................................................................   4

         Notes to the Consolidated Financial Statements (unaudited) ...........................   5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations   13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ...........................  20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ....................................................................  25

Item 2.  Changes in Securities and Use of Proceeds ............................................  25

Item 3.  Defaults Upon Senior Securities ......................................................  25

Item 4.  Submission of Matters to a Vote of Securities Holders ................................  25

Item 5.  Other Information ....................................................................  25

Item 6.  Exhibits and Reports on Form 8-K .....................................................  25

SIGNATURES ..................................................................................    25

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                        RECKSON ASSOCIATES REALTY CORP.
                          CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)



                                                                              MARCH 31, 2001      DECEMBER 31,
                                                                                (UNAUDITED)           2000
                                                                             ----------------   ---------------
ASSETS:
Commercial real estate properties, at cost:
 Land ....................................................................      $  398,139        $   396,482
 Building and improvements ...............................................       2,268,512          2,219,448
Developments in progress:
 Land ....................................................................          63,263             60,918
 Development costs .......................................................          81,980             93,759
Furniture, fixtures and equipment ........................................           7,240              7,138
                                                                                ----------        -----------
                                                                                 2,819,134          2,777,745
Less accumulated depreciation ............................................        (308,853)          (288,479)
                                                                                ----------        -----------
                                                                                 2,510,281          2,489,266
Investment in real estate joint ventures .................................          76,584             43,534
Investment in mortgage notes and notes receivable ........................          58,222             58,220
Cash and cash equivalents ................................................          32,106             17,843
Tenant receivables .......................................................          12,699             11,511
Investments in and advances to affiliates ................................         170,425            177,474
Deferred rents receivable ................................................          79,133             67,930
Prepaid expenses and other assets ........................................          60,960             68,895
Contract and land deposits and pre-acquisition costs .....................           2,445              1,676
Deferred leasing and loan costs ..........................................          60,789             61,681
                                                                                ----------        -----------
TOTAL ASSETS .............................................................      $3,063,644        $ 2,998,030
                                                                                ==========        ===========
LIABILITIES:
Mortgage notes payable ...................................................      $  727,088        $   728,971
Unsecured credit facility ................................................         304,600            216,600
Senior unsecured notes ...................................................         449,404            449,385
Accrued expenses and other liabilities ...................................          74,546             95,393
Dividends and distributions payable ......................................          28,983             28,801
                                                                                ----------        -----------
TOTAL LIABILITIES ........................................................       1,584,621          1,519,150
                                                                                ----------        -----------
Minority partners' interests in consolidated partnerships ................         227,001            226,350
Preferred unit interest in the operating partnership .....................          42,518             42,518
Limited partners' minority interest in the operating partnership .........          97,141             97,353
                                                                                ----------        -----------
                                                                                   366,660            366,221
                                                                                ----------        -----------
Commitments and other comments ...........................................              --                 --

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 25,000,000 shares authorized
 Series A preferred stock, 9,192,000 shares issued and outstanding .......              92                 92
 Series B preferred stock, 2,000,000 shares issued and outstanding .......              20                 20
Common Stock, $.01 par value, 100,000,000 shares authorized Class A common stock, 45,812,864 and 45,352,286 shares issued and
   outstanding, respectively .............................................             458                454
 Class B common stock, 10,283,513 shares issued and outstanding ..........             103                103
Additional paid in capital ...............................................       1,111,690          1,111,990
                                                                                ----------        -----------
Total Stockholders' Equity ...............................................       1,112,363          1,112,659
                                                                                ----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................      $3,063,644        $ 2,998,030
                                                                                ==========        ===========

                (see accompanying notes to financial statements)

                        RECKSON ASSOCIATES REALTY CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
       (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                               -------------------------------
                                                                                    2001             2000
                                                                               --------------   --------------
REVENUES:
Base rents .................................................................    $   107,494      $    94,400
Tenant escalations and reimbursements ......................................         15,945           12,847
Equity in earnings of real estate joint ventures and service companies .....            398            1,413
Interest income on mortgage notes and notes receivable .....................          1,508            2,285
Investment and other income ................................................          5,541            6,714
                                                                                -----------      -----------
 Total Revenues ............................................................        130,886          117,659
                                                                                -----------      -----------
EXPENSES:
Property operating expenses ................................................         40,994           38,289
Marketing, general and administrative ......................................          7,497            6,438
Interest ...................................................................         23,631           23,840
Depreciation and amortization ..............................................         23,521           21,012
                                                                                -----------      -----------
 Total Expenses ............................................................         95,643           89,579
                                                                                -----------      -----------
Income before minority interests and preferred dividends and
 distributions .............................................................         35,243           28,080
Minority partners' interests in consolidated partnerships ..................         (5,755)          (1,975)
Distributions to preferred unit holders ....................................           (660)            (660)
Limited partners' minority interest in the operating partnership ...........         (2,715)          (2,278)
                                                                                -----------      -----------
Net Income .................................................................         26,113           23,167
Dividends to preferred shareholders ........................................         (5,425)          (7,325)
                                                                                -----------      -----------
Net income available to common shareholders ................................    $    20,688      $    15,842
                                                                                ===========      ===========
Net Income available to:
 Class A common shareholders ...............................................    $    15,308      $    11,446
 Class B common shareholders ...............................................          5,380            4,396
                                                                                -----------      -----------
Total ......................................................................    $    20,688      $    15,842
                                                                                ===========      ===========
Basic net income per weighted average common share:
 Class A common shareholders ...............................................    $       .34      $       .28
                                                                                ===========      ===========
 Class B common shareholders ...............................................    $       .52      $       .43
                                                                                ===========      ===========
Basic weighted average common shares outstanding:
 Class A common shareholders ...............................................     45,483,544       40,382,182
 Class B common shareholders ...............................................     10,283,513       10,283,598

Diluted net income per weighted average common share:
 Class A common shareholders ...............................................    $       .33      $       .28
                                                                                ===========      ===========
 Class B common shareholders ...............................................    $       .37      $       .31
                                                                                ===========      ===========
Diluted weighted average common shares outstanding:
 Class A common shareholders ...............................................     45,949,816       40,709,045
 Class B common shareholders ...............................................     10,283,513       10,283,598


                (see accompanying notes to financial statements)

                        RECKSON ASSOCIATES REALTY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED AND IN THOUSANDS)



                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                               ---------------------------
                                                                                   2001           2000
                                                                               -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .................................................................    $  26,113     $   23,167
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization .............................................       23,521         21,012
 Minority partners' interests in consolidated partnerships .................        5,755          1,975
 Limited partners' minority interest in the operating partnership ..........        2,715          2,278
 Equity in earnings of real estate joint ventures and service companies ....         (398)        (1,413)
Changes in operating assets and liabilities:
 Tenant receivables ........................................................       (1,188)         1,120
 Real estate tax escrows ...................................................       (1,937)           926
 Prepaid expenses and other assets .........................................       13,118          5,714
 Deferred rents receivable .................................................      (11,203)        (4,465)
 Accrued expenses and other liabilities ....................................      (11,674)        (5,122)
                                                                                ---------     ----------
 Net cash provided by operating activities .................................       44,822         45,192
                                                                                ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in contract deposits and pre-acquisition costs ...................         (795)          (928)
 Additions to developments in progress .....................................       (5,078)        (9,642)
 Purchases of commercial real estate properties ............................           --       (139,426)
 Proceeds from mortgage note receivable repayments .........................            3            685
 Investments in real estate joint ventures .................................      (32,752)           (83)
 Distribution from a real estate joint venture .............................           --            140
 Additions to commercial real estate properties ............................      (43,568)        (8,655)
 Additions to furniture, fixtures and equipment ............................         (113)          (359)
 Payment of leasing costs ..................................................       (3,102)        (2,642)
                                                                                ---------     ----------
 Net cash used in investing activities .....................................      (85,405)      (160,910)
                                                                                ---------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock net of issuance costs ..............        1,338            195
 Principal payments on secured borrowings ..................................       (1,883)        (1,666)
 Payment of loan and equity issuance costs .................................         (334)        (1,617)
 Investments in and advances to affiliates .................................        5,557        (17,768)
 Proceeds from secured borrowings ..........................................           --         70,000
 Proceeds from unsecured credit facility ...................................       88,000        110,000
 Distributions to minority partners in consolidated partnerships ...........       (5,104)        (2,060)
 Distributions to limited partners in the operating partnership ............       (2,967)        (2,859)
 Distributions to preferred unit holders ...................................         (660)          (660)
 Dividends to common shareholders ..........................................      (23,676)       (20,748)
 Dividends to preferred shareholders .......................................       (5,425)        (7,325)
                                                                                ---------     ----------
 Net cash provided by financing activities .................................       54,846        125,492
                                                                                ---------     ----------
 Net increase in cash and cash equivalents .................................       14,263          9,774
 Cash and cash equivalents at beginning of period ..........................       17,843         21,368
                                                                                ---------     ----------
 Cash and cash equivalents at end of period ................................    $  32,106     $   31,142
                                                                                =========     ==========


                (see accompanying notes to financial statements)

                        RECKSON ASSOCIATES REALTY CORP.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

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

2. BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership at March 31, 2001 and December 31, 2000 and the results of their operations and their cash flows for the three months ended March 31, 2001 and 2000, respectively. The Operating Partnership's investments in Metropolitan, Omni Partners ("Omni"), the Tri-State JV and certain joint venture properties are reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partners' interest. The operating results of the service businesses currently conducted by Reckson Management Group, Inc. and Reckson Construction Group, Inc. are reflected in the accompanying financial statements on the equity method of accounting. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest. Such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The minority interests at March 31, 2001 represent an approximate 12% limited partnership interest in the Operating Partnership, a convertible preferred interest in Metropolitan , a 49% interest in the Tri-State JV and a 40% interest in Omni.

     The accompanying interim unaudited financial statements have been prepared by the Company's management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10K for the year ended December 31, 2000.

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

     Financial Accounting Standards Board's ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which became effective January 1, 2001 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of January 1, 2001, the carrying value of the Company's derivatives equaled their fair value and as a result no cumulative effect changes were recorded. Additionally, as of March 31, 2001, the carrying value of the Company's derivatives equaled their fair value resulting in no adjustment to income.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

3. MORTGAGE NOTES PAYABLE

     As of March 31, 2001, the Company had approximately $457.1 million of fixed rate mortgage notes which mature at various times between 2001 and 2027. The notes are secured by 22 properties and have a weighted average interest rate of approximately 7.6%.

     In addition, as of March 31, 2001, the Company had $270 million of variable rate mortgage notes which mature between 2001 and 2003. The notes are secured by two properties and have a weighted average interest rate of LIBOR plus 132 basis points. The Company is currently negotiating to refinance both of these notes to long term, fixed rate mortgage notes.

4. SENIOR UNSECURED NOTES

     As of March 31, 2001, the Operating Partnership had outstanding approximately $449.4 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures (dollars in thousands):


                          FACE        COUPON
      ISSUANCE           AMOUNT        RATE         TERM          MATURITY
-------------------   -----------   ----------   ----------   ----------------
  August 27, 1997      $150,000         7.20%    10 years     August 28, 2007
   March 26, 1999      $100,000         7.40%     5 years      March 15, 2004
   March 26, 1999      $200,000         7.75%    10 years      March 15, 2009


     Interest on the Senior Unsecured Notes is payable semiannually with principal and unpaid interest due on the scheduled maturity dates. In addition, the Senior Unsecured Notes issued on March 26, 1999 were issued at an aggregate discount of $738,000. Such discount is being amortized over the term of the Senior Unsecured Notes to which they relate.

5. UNSECURED CREDIT FACILITY

     As of March 31, 2001, the Company had a three year $575 million unsecured revolving credit facility (the "Credit Facility") from The Chase Manhattan Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September, 2003 and borrowings under the Credit Facility are currently priced off of LIBOR plus 105 basis points.

     The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At March 31, 2001, the Company had availability under the Credit Facility to borrow an additional $270.4 million (of which, approximately $49.6 million has been allocated for outstanding undrawn letters of credit).

6. COMMERCIAL REAL ESTATE INVESTMENTS

     As of March 31, 2001, the Company owned and operated 82 office properties (inclusive of ten office properties owned through joint ventures) comprising approximately 14.4 million square feet,104 industrial properties comprising approximately 6.8 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area. During the quarter ended March 31, 2001, the Company completed the development of one office property encompassing approximately 277,500 square feet and one industrial property encompassing approximately 206,000 square feet. Both of these properties are located on Long Island. As of March 31, 2001, the Company is in the process of developing a 315,000 square foot office building located in New Jersey. The Company also owns a 357,000 square foot office building located in Orlando, Florida and approximately 290 acres of land in 13 separate parcels of which the Company can develop approximately 1.4 million square feet of office space and approximately 224,000 square feet of industrial space. The Company also has invested approximately $2.9 million in a mortgage note encumbering approximately 97 acres of land, approximately $17.0 million in a note receivable secured by a partnership interest in Omni Partners, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York and $36.5 million under three notes which are secured by a minority partners' preferred interest in the Operating Partnership.

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

     The Company controls Metropolitan and owns 100% of the common equity; Crescent owns a $85 million preferred equity investment in Metropolitan. Crescent's investment accrues distributions at a rate of 7.5% per annum for a two-year period (May 24, 1999 through May 24, 2001) and may be redeemed by Metropolitan at any time during that period for $85 million, plus an amount sufficient to provide a 9.5% internal rate of return. If Metropolitan does not redeem the preferred interest, upon the expiration of the two-year period, Crescent must convert its $85 million preferred interest into either (i) a common membership interest in Metropolitan or (ii) shares of the Company's Class A common stock at a conversion price of $24.61 per share. On April 4, 2001, Crescent gave notice to the Company of its intention to convert its preferred interest into shares of the Company's Class A common stock.

     On September 28, 2000, the Company formed the Tri-State JV with TIAA and contributed eight Class A suburban office properties aggregating approximately
1.5 million square feet to the Tri-State JV in exchange for approximately $136 million and a 51% majority ownership interest in the Tri-State JV.

7. STOCKHOLDERS' EQUITY

     An OP Unit and a share of Class A common stock have essentially the same economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership. Subject to certain holding periods OP Units may either be redeemed for cash or, at the election of the Company, exchanged for shares of Class A common stock on a one-for-one basis.

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

     On March 12, 2001, the Board of Directors of the Company declared the following dividends on the Company's securities:


                                                                                                      ANNUALIZED
                               DIVIDEND /          RECORD             PAYMENT         THREE MONTHS     DIVIDEND /
         SECURITY             DISTRIBUTION          DATE               DATE               ENDED       DISTRIBUTION
         --------             ------------          ----               ----               -----       ------------
Class A common stock         $ .386            April 5, 2001     April 17, 2001     March 31, 2001     $ 1.544
Class B common stock         $ .60            April 12, 2001     April 30, 2001     April 30, 2001     $ 2.40
Series A preferred stock     $ .4766          April 12, 2001     April 30, 2001     April 30, 2001     $ 1.906
Series B preferred stock     $ .52222         April 12, 2001     April 30, 2001     April 30, 2001     $ 2.089

     The Board of Directors of the Company has authorized the purchase of up to three million shares of the Company's Class B common stock. In addition, the Board of Directors has also authorized the purchase of up to an additional three million shares of the Company's Class B common stock and/or its Class A common stock. The buy-back program will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. As of March 31, 2001, the Company had purchased and retired 1,410,804 shares of Class B common stock for approximately $30.3 million.

     Basic net income per share on the Company's Class A common stock was calculated using the weighted average number of shares outstanding of 45,483,544 and 40,382,182 for the three months ended March 31, 2001 and 2000, respectively.

     Basic net income per share on the Company's Class B common stock was calculated using the weighted average number of shares outstanding of 10,283,513 and 10,283,598 for the three months ended March 31, 2001 and 2000, respectively.

     The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted earnings per weighted average common share and the computation of basic and diluted earnings per weighted average share for the Company's Class A common stock (in thousands except for earnings per share data):


                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                            ------------------
                                                                            2001          2000
                                                                            ----          ----
Numerator:
 Net Income ...........................................................    $ 26,113      $ 23,167
 Dividends to preferred shareholders ..................................      (5,425)       (7,325)
 Income allocated to Class B common shareholders ......................      (5,380)       (4,396)
                                                                           --------      --------
 Numerator for basic and diluted earnings per Class A common share.....    $ 15,308      $ 11,446
                                                                           ========      ========
Denominator:
 Denominator for basic earnings per share- weighted average Class A
   common shares ......................................................      45,484        40,382
Effect of dilutive securities:
 Employee stock options ...............................................         466           327
                                                                           --------      --------
Denominator for diluted earnings per Class A common share -- adjusted
 weighted average shares and assumed conversions ......................      45,950        40,709
                                                                           ========      ========
Basic earnings per Class A common share:
 Net income per Class A common share ..................................    $    .34      $    .28
                                                                           ========      ========
Diluted earnings per Class A common share:
 Diluted net income per Class A common share ..........................    $    .33      $    .28
                                                                           ========      ========


     The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted earnings per weighted average common share and the computation of basic and diluted earnings per weighted average share for the Company's Class B common stock (in thousands except for earnings per share data):


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                ------------------
                                                                                 2001          2000
                                                                                 ----          ----
Numerator:
 Net Income ..............................................................    $  26,113     $  23,167
 Dividends to preferred shareholders .....................................       (5,425)       (7,325)
 Income allocated to Class A common shareholders .........................      (15,308)      (11,446)
                                                                              ---------     ---------
 Numerator for basic earnings per Class B common share ...................        5,380         4,396
Add back:
 Income allocated to Class A common shareholders .........................       15,308        11,446
 Limited partners' minority interest in the operating partnership ........        2,715         2,278
                                                                              ---------     ---------
 Numerator for diluted earnings per Class B common share .................    $  23,403     $  18,120
                                                                              =========     =========
Denominator:
 Denominator for basic earnings per share- weighted average Class B
   common shares .........................................................       10,284        10,284
 Effect of dilutive securities:
   Weighted average Class A common shares outstanding ....................       45,484        40,382
   Weighted average OP Units outstanding .................................        7,693         7,700
   Employee stock options ................................................          466           327
                                                                              ---------     ---------
Denominator for diluted earnings per Class B common share-adjusted
 weighted average shares and assumed conversions .........................       63,927        58,693
                                                                              =========     =========
Basic earnings per Class B common share:
 Net income per Class B common share .....................................    $     .52     $     .43
                                                                              =========     =========
Diluted earnings per Class B common share:
 Diluted net income per Class B common share .............................    $     .37     $     .31
                                                                              =========     =========


8. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (in thousands)


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       ------------------
                                                       2001         2000
                                                       ----         ----
Cash paid during the period for interest .........    $34,950      $33,306
                                                      =======      =======
Interest capitalized during the period ...........    $ 2,703      $ 2,362
                                                      =======      =======

9. SEGMENT DISCLOSURE

     The Company owns all of the interests in its real estate properties by or through the Operating Partnership. The Company's portfolio consists of Class A office properties located within the New York City metropolitan area and Class A suburban office and industrial properties located and operated within the Tri-State Area (the "Core Portfolio"). The Company's portfolio also includes one office property located in Orlando, Florida. The Company has managing directors who report directly to the Chief Operating Officers and Chief Financial Officer who have been identified as the Chief Operating Decision Makers because of their final authority over resource allocation, decisions and performance assessment.

     In addition, the Company does not consider (i) interest incurred on its Credit Facility and Senior Unsecured Notes, (ii) the operating performance of the office property located in Orlando, Florida and (iii) commencing January 1, 2000, the operating performance of the industrial joint venture properties formerly owned by Reckson Morris Operating Partnership, L.P. as part of its Core Portfolio's property operating performance.

     The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

     The following table sets forth the components of the Company's revenues and expenses and other related disclosures for the three months ended March 31, 2001 and 2000 (in thousands):


                                                                          THREE MONTHS ENDED
                                        --------------------------------------------------------------------------------------
                                                      MARCH 31, 2001                              MARCH 31, 2000
                                        ------------------------------------------- ------------------------------------------
                                             CORE                     CONSOLIDATED       CORE                     CONSOLIDATED
                                           PORTFOLIO       OTHER         TOTALS        PORTFOLIO       OTHER         TOTALS
                                        -------------- ------------- -------------- -------------- ------------- -------------
REVENUES:
Base rents, tenant escalations and
 reimbursements .......................  $   120,722     $   2,717    $   123,439    $   104,821     $   2,426    $   107,247
Equity in earnings of real estate
 joint ventures and service
 companies ............................           --           398            398             --         1,413          1,413
Other income ..........................          549         6,500          7,049            406         8,593          8,999
                                         -----------     ---------    -----------    -----------     ---------    -----------
Total Revenues ........................      121,271         9,615        130,886        105,227        12,432        117,659
                                         -----------     ---------    -----------    -----------     ---------    -----------
EXPENSES:
Property operating expenses ...........       40,354           640         40,994         37,621           668         38,289
Marketing, general and
 administrative .......................        4,624         2,873          7,497          4,967         1,471          6,438
Interest ..............................       12,906        10,725         23,631          9,192        14,648         23,840
Depreciation and amortization .........       21,535         1,986         23,521         19,334         1,678         21,012
                                         -----------     ---------    -----------    -----------     ---------    -----------
Total Expenses ........................       79,419        16,224         95,643         71,114        18,465         89,579
                                         ===========     =========    ===========    ===========     =========    ===========
Income (loss) before minority
 interests and preferred dividends
 and distributions ....................  $    41,852     $  (6,609)   $    35,243    $    34,113     $  (6,033)   $    28,080
                                         ===========     =========    ===========    ===========     =========    ===========
Total assets ..........................  $ 2,449,621     $ 614,023    $ 3,063,644    $ 2,069,161     $ 835,172    $ 2,904,333
                                         ===========     =========    ===========    ===========     =========    ===========

10. OTHER INVESTMENTS AND ADVANCES

     During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc., ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). In connection with the formation of FrontLine, the Operating Partnership established a credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. As of March 31, 2001, the Company had advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to ___ $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under terms similar to the FrontLine Facility. During March 2001, the Company increased the RSVP Commitment to $110 million and as of March 31, 2001, approximately $109.1 million had been funded through the RSVP Commitment, of which $67.7 million represents investments in RSVP-controlled (REIT-qualified) joint ventures and $41.4 million represents advances. In addition, as of March 31, 2001, the Company, through its Credit Facility, has allocated approximately $3.2 million in outstanding undrawn letters of credit for the benefit of FrontLine. As of March 31, 2001, interest accrued under the FrontLine Facility and RSVP Commitment was approximately $18.1 million.

     Both the FrontLine Facility and the RSVP Commitment have a term of five years and advances under each are recourse obligations of FrontLine. Interest accrues on advances made under the credit facilities at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that are outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. In March 2001, the credit facilities were amended to provide that (i) interest is payable only at maturity and (ii) the Company may transfer all or any portion of its rights or obligations under the credit facilities to its affiliates. The Company requested these changes as a result of changes in REIT tax laws.

     FrontLine currently owns an interest in HQ Global Holdings, Inc., one of the largest providers of flexible officing solutions in the world, interests in its e-commerce and e-services partner companies and its interest in RSVP which invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements of Reckson Associates Realty Corp. (the "Company") and related notes thereto.

     The Company considers certain statements set forth herein to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Company's expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the timing and success of acquisitions and the completion of development or redevelopment of properties, the financing of the Company's operations, the ability to lease vacant space and the ability to renew or relet space under expiring leases, involve certain risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Company can give no assurance that its expectation will be achieved. Certain factors that might cause the results of the Company to differ materially from those indicated by such forward-looking statements include, among other factors, general economic conditions, general real estate industry risks, tenant default and bankruptcies, loss of major tenants, the impact of competition and acquisition, redevelopment and development risks including delays in completion and cost overruns, the ability to finance business opportunities, risk of repayment of debt owed to the Company, risks associated with joint ventures, increases in interest rates and local real estate risks such as an oversupply of space or a reduction in demand for real estate in the Company's real estate markets. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's current operating and development plans and estimates. These plans and estimates are subject to revisions from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

OVERVIEW AND BACKGROUND

     The Company is a self-administered and self-managed real estate investment trust ("REIT") specializing in the acquisition, leasing, financing, management and development of office and industrial properties. The Company's growth strategy is focused on the real estate markets in and around the New York tri-state area (the "Tri-State Area").

     The Company owns all of the interests in its real properties through Reckson Operating Partnership, L.P. (the "Operating Partnership"). As of March 31, 2001, the Company owned and operated 82 office properties (inclusive of ten office properties which are owned through joint ventures) comprising approximately 14.4 million square feet, 104 industrial properties comprising approximately 6.8 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area. During the quarter ended March 31, 2001, the Company completed the development of one office property encompassing approximately 277,500 square feet and one industrial property encompassing approximately 206,000 square feet. Both of these properties are located on Long Island. As of March 31, 2001, the Company is in the process of developing a 315,000 square foot office building located in New Jersey. The Company also owns a 357,000 square foot office building located in Orlando, Florida and approximately 290 acres of land in 13 separate parcels of which the Company can develop approximately 1.4 million square feet of office space and approximately 224,000 square feet of industrial space. The Company also has invested approximately $2.9 million in a mortgage note encumbering approximately 97 acres of land, approximately $17.0 million in a note receivable secured by a partnership interest in Omni Partners, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York and $36.5 million under three notes which are secured by a minority partners' preferred interest in the Operating Partnership.

     During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc., ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). In connection with the formation of FrontLine, the Operating Partnership established a credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. As of March 31, 2001, the Company had advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under terms similar to the FrontLine Facility. During March 2001, the Company increased the RSVP Commitment to $110 million and as of March 31, 2001, approximately $109.1 million had been funded through the RSVP Commitment, of which $67.7 million represents investments in RSVP-controlled (REIT-qualified) joint ventures and $41.4 million represents advances. In addition, as of March 31, 2001, the Company, through its unsecured credit facility, has allocated approximately $3.2 million in outstanding undrawn letters of credit for the benefit of FrontLine. As of March 31, 2001, interest accrued under the FrontLine Facility and RSVP Commitment was approximately $18.1 million.

     Both the FrontLine Facility and the RSVP Commitment have a term of five years and advances under each are recourse obligations of FrontLine. Interest accrues on advances made under the credit facilities at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that are outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. In March 2001, the credit facilities were amended to provide that (i) interest is payable only at maturity and (ii) the Company may transfer all or any portion of its rights or obligations under the credit facilities to its affiliates. The Company requested these changes as a result of changes in REIT tax laws.

     FrontLine currently owns an interest in HQ Global Holdings, Inc., one of the largest providers of flexible officing solutions in the world, interests in its e-commerce and e-services partner companies and its interest in RSVP which invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus.

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

     The Company controls Metropolitan and owns 100% of the common equity; Crescent owns a $85 million preferred equity investment in Metropolitan. Crescent's investment accrues distributions at a rate of 7.5% per annum for a two-year period (May 24, 1999 through May 24, 2001) and may be redeemed by Metropolitan at any time during that period for $85 million, plus an amount sufficient to provide a 9.5% internal rate of return. If Metropolitan does not redeem the preferred interest, upon the expiration of the two-year period, Crescent must convert its $85 million preferred interest into either (i) a common membership interest in Metropolitan or (ii) shares of the Company's Class A common stock at a conversion price of $24.61 per share. On April 4, 2001, Crescent gave notice to the Company of its intention to convert its preferred interest into shares of the Company's Class A common stock.

     On September 28, 2000, the Company formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association and contributed eight Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV in exchange for approximately $136 million and a 51% majority ownership interest in the Tri-State JV.

     The market capitalization of the Company at March 31, 2001 was approximately $3.3 billion. The Company's market capitalization is based on the sum of (i) the market value of the Company's Class A common stock and common units of limited partnership interest in the Operating Partnership ("OP

Units") (assuming conversion) of $22.30 per share/unit (based on the closing price of the Company's Class A common stock on March 31, 2001), (ii) the market value of the Company's Class B common stock of $23.55 per share (based on the closing price of the Company's Class B common stock on March 31, 2001), (iii) the liquidation preference value of the Company's Series A preferred and Series B preferred stock of $25 per share, (iv) the liquidation preference value of the Operating Partnership's preferred units of $1,000 per unit, (v) the contributed value of Metropolitan's preferred interest of $85 million and (vi) the approximately $1.5 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) of debt outstanding at March 31, 2001. As a result, the Company's total debt to total market capitalization ratio at March 31, 2001 equaled approximately 44.3%.

RESULTS OF OPERATIONS

     The Company's total revenues increased by $13.2 million or 11.2% for the three months ended March 31, 2001 as compared to the 2000 period. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $16.2 million or 15.1% for the three months ended March 31, 2001 as compared to the 2000 period. The increase in Property Operating Revenues is primarily attributable to approximately $10.3 million from increases in occupancies and rental rates in our "same store" properties. In addition, approximately $2.7 million of the increase was generated by developed and redeveloped properties. The Company's base rent reflects the positive impact of the straight-line rent adjustment of $11.2 million for the three months ended March 31, 2001 as compared to $4.5 million for the 2000 period. Included in the $11.2 million straight-line rent adjustment is $7.5 million attributable to 919 Third Avenue as compared to $1.1 million for the 2000 period. This amount is primarily attributable to the free rent period contained in the lease of the largest tenant in the building. The free rent period is effective through February 28, 2002.

     Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $2.7 million or 7.1% for the three months ended March 31, 2001 as compared to the 2000 period. This increase is primarily due to an increase of $2.4 million in our "same-store" properties

     Gross Operating Margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the three months ended March 31, 2001 and 2000 were 66.8% and 64.3%, respectively. The increase in Gross Operating Margins is primarily attributable to the increase in rental rates and occupancy levels.

     Marketing, general and administrative expenses increased by approximately $1.1 million for the three months ended March 31, 2001 as compared to the 2000 period. Marketing, general and administrative expenses as a percentage of total revenues were 5.7% for the three months ended March 31, 2001 as compared to 5.5% for the 2000 period.

     Interest expense decreased by approximately $209,000 for the three months ended March 31, 2001 as compared to the 2000 period.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, the Company had a three year $575 million unsecured revolving credit facility (the "Credit Facility") from The Chase Manhattan Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September, 2003 and borrowings under the Credit Facility are currently priced off of LIBOR plus 105 basis points.

     The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At September 30, 2000, the Company had availability under the Credit Facility to borrow an additional $270.4 million (of which, approximately $49.6 million has been allocated for outstanding undrawn letters of credit).

     On May 24, 1999, the Company issued 11,694,567 shares of Class B Exchangeable Common Stock, par value $.01 per share, of the Company (the "Class B common stock"), which were valued for accounting principles generally accepted in the United States ("GAAP") purposes at $26 per share for total consideration of approximately $304.1 million. The shares of Class B common stock were entitled to receive an initial annual dividend of $2.24 per share, which dividend is subject to adjustment annually. On July 1, 2000, the annual dividend on the Class B Common Stock was increased to $2.40 per share.

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

     The Board of Directors of the Company has authorized the purchase of up to three million shares of the Company's Class B common stock. In addition, the Board of Directors has also authorized the purchase of up to an additional three million shares of the Company's Class B common stock and/or its Class A common stock. The buy-back program will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. As of March 31, 2001, the Company had purchased and retired 1,410,804 shares of Class B Common Stock for approximately $30.3 million.

     The Company's indebtedness at March 31, 2001 totaled approximately $1.5 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) and was comprised of $304.6 million outstanding under the Credit Facility, approximately $449.4 million of senior unsecured notes and approximately $713.0 million of mortgage indebtedness. Based on the Company's total market capitalization of approximately $3.3 billion at March 31, 2001 (calculated based on the sum of (i) the market value of the Company's Class A common stock and OP Units, assuming conversion, (ii) the market value of the Company's Class B common stock, (iii) the liquidation preference value of the Company's preferred stock, (iv) the liquidation preference value of the Operating Partnership's preferred units, (v) the contributed value of Metropolitan's preferred interest and (vi) the $1.5 billion of debt), the Company's debt represented approximately 44.3% of its total market capitalization.

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

INFLATION

     The office leases generally provide for fixed base rent increases or indexed escalations. In addition, the office leases provide for separate escalations of real estate taxes, operating expenses and electric costs over a base amount. The industrial leases generally provide for fixed base rent increases, direct pass through of certain operating expenses and separate real estate tax escalations over a base amount. The Company believes that inflationary increases in expenses will be offset by contractual rent increases and expense escalations described above.

     The Credit Facility and certain mortgage notes payable bear interest at a variable rate, which will be influenced by changes in short-term interest rates, and are sensitive to inflation.

FUNDS FROM OPERATIONS

     Management believes that funds from operations ("FFO") is an appropriate measure of performance of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss, excluding gains or losses from debt restructuring and sales of properties plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States ("GAAP") and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. In November 1999, NAREIT issued a "White Paper" analysis to address certain interpretive issues under its definition of FFO. The White Paper provides that FFO should include both recurring and non-recurring operating results, except those results defined as "extraordinary items" under GAAP. This revised definition is effective for all periods beginning on or after January 1, 2000.

     Since all companies and analysts do not calculate FFO in a similar fashion, the Company's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

     The following table presents the Company's FFO calculation (unaudited and in thousands, except per share/unit data):


                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                    ------------------
                                                                                    2001          2000
                                                                                    ----          ----
Net income available to common shareholders ................................     $ 20,688        $ 15,842
Adjustments for basic funds from operations:
 Add:
   Limited partners' minority interest in the operating partnership ........        2,715           2,278
   Real estate depreciation and amortization ...............................       22,988          20,616
   Minority partners' interests in consolidated partnerships ...............        5,755           1,975
 Less:
   Amounts distributable to minority partners in consolidated
    partnerships ...........................................................        5,701           2,381
                                                                                 --------        --------
Basic Funds From Operations ("FFO") ........................................       46,445          38,330
 Add:
   Dividends and distributions on dilutive shares and units ................        7,679           9,579
                                                                                 --------        --------
 Diluted FFO ...............................................................     $ 54,124        $ 47,909
                                                                                 ========        ========
Basic FFO calculations:
 Weighted average common shares outstanding ................................       55,767          50,666
 Weighted average units of limited partnership interest outstanding ........        7,693           7,700
                                                                                 --------        --------
 Basic weighted average common shares and units outstanding ................       63,460          58,366
                                                                                 ========        ========
 Basic FFO per weighted average common share or unit .......................     $    .73        $    .66
 Basic weighted average dividends or distributions per share or unit .......     $    .42        $    .40
 Basic FFO payout ratio ....................................................         57.5%           61.6%

Diluted FFO calculations:
 Basic weighted average common shares and units outstanding ................       63,460          58,366
 Adjustments for dilutive FFO weighted average shares and units outstanding:
   Add:
    Weighted average common stock equivalents ..............................          466             327
    Weighted average shares of Series A Preferred Stock ....................        8,060           8,060
    Weighted average shares of Series B Preferred Stock ....................        1,919           5,758
    Weighted average shares of minority partners preferred interest ........        3,454           3,454
    Weighted average units of preferred limited partnership interest .......        1,367           1,367
                                                                                 --------        --------
 Dilutive FFO weighted average shares and units outstanding ................       78,726          77,332
                                                                                 ========        ========
 Diluted FFO per weighted average share or unit ............................     $    .69         $   .62
 Diluted weighted average dividends or distributions per share or unit .....     $    .41         $   .40
 Diluted FFO payout ratio ..................................................         60.2%           64.0%


     The following table presents the Company's CAD calculation (unaudited and in thousands, except per share/unit data):


                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                   ------------------
                                                                                   2001           2000
                                                                                   ----           ----
Basic Funds From Operations ................................................     $ 46,445        $ 38,330
Adjustments for basic cash available for distribution:
 Less:
   Straight line rents (Note a) ............................................       11,159           4,538
   Non-incremental capitalized tenant improvements and leasing
    commissions ............................................................        2,646           2,870
   Non-incremental capitalized improvements ................................          635           1,251
                                                                                 --------        --------
Basic Cash Available for Distribution ("CAD") ..............................       32,005          29,671
 Add:
   Dividends and distributions on dilutive shares and units ................        1,866           9,579
                                                                                 --------        --------
 Diluted CAD ...............................................................     $ 33,871        $ 39,250
                                                                                 ========        ========
Basic CAD calculations:
 Weighted average common shares outstanding ................................       55,767          50,666
 Weighted average units of limited partnership interest outstanding ........        7,693           7,700
                                                                                 --------        --------
 Basic weighted average common shares and units outstanding ................       63,460          58,366
                                                                                 ========        ========
 Basic CAD per weighted average common share or unit .......................     $    .50        $    .51
 Basic weighted average dividends or distributions per share or unit .......     $    .42        $    .40
 Basic CAD payout ratio ....................................................         83.4%           79.6%
Diluted CAD calculations:
 Basic weighted average common shares and units outstanding ................       63,460          58,366
 Adjustments for dilutive CAD weighted average shares and units outstanding:
   Add:
    Weighted average common stock equivalents ..............................          466             327
    Weighted average shares of Series A Preferred Stock ....................           --           8,060
    Weighted average shares of Series B Preferred Stock ....................           --           5,758
    Weighted average shares of minority partners'preferred interest ........        3,454           3,454
    Weighted average units of preferred limited partnership interest .......          598           1,367
                                                                                 --------        --------
 Dilutive CAD weighted average shares and units outstanding ................       67,978          77,332
                                                                                 ========        ========
 Diluted CAD per weighted average share or unit ............................     $    .50        $    .51
 Diluted weighted average dividends or distributions per share or unit .....     $    .42        $    .40
 Diluted CAD payout ratio ..................................................         84.0%           78.1%

----------
Notes:
(a) Includes straight line rental income attributable to the property located at 919 Third Avenue, New York, N. Y. of $7,504 and $1,075, respectively.

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

     The Company will recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     The fair market value ("FMV") of the Company's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

     The following table sets forth the Company's long term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at March 31, 2001 (dollars in thousands):


                                                            FOR THE YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------------------
                                              2001          2002          2003          2004          2005
                                              ----          ----          ----          ----          ----
Long term debt:
 Fixed rate .............................   $ 21,342     $  17,012     $   8,905     $  112,276     $ 10,459
 Weighted average interest rate .........       7.57%         7.80%         7.79%          7.50%        7.81%
 Variable rate ..........................   $ 70,000     $      --     $ 504,600     $       --     $     --
 Weighted average interest rate .........       6.94%           --          6.68%            --           --




                                            THEREAFTER      TOTAL(1)         FMV
                                          -------------- -------------- ------------
Long term debt:
 Fixed rate .............................   $  737,094     $  907,088    $ 911,805
 Weighted average interest rate .........         7.56%          7.56%
 Variable rate ..........................   $       --     $  574,600    $ 574,600
 Weighted average interest rate .........           --           6.71%


----------
(1) Includes unamortized issuance discounts of $596,000 on the 5 and 10 year senior unsecured notes issued on March 26, 1999 which are due at maturity.

     In addition, the Company has assessed the market risk for its variable rate debt, which is based upon LIBOR, and believes that a one percent increase in the LIBOR rate would have an approximate $5.8 million annual increase in interest expense based on approximately $574.6 million of variable rate debt outstanding at March 31, 2001.

     The following table sets forth the Company's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at March 31, 2001 (dollars in thousands):


                                                   FOR THE YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------
                                             2001        2002     2003       2004      2005   THEREAFTER   TOTAL (2)      FMV
                                             ----        ----     ----       ----      ----   ----------   ---------      ---
Mortgage notes and notes receivable:
 Fixed rate .............................  $    12    $  4,208    $ --    $  36,500    $ --    $ 16,990    $ 57,710    $59,085
 Weighted average Interest rate .........     9.00%      10.08%     --        10.23%     --       11.65%      10.63%

----------

(2) Excludes interest receivables aggregating approximately $512,000.

               SUPPLEMENTAL INFORMATION ON CAPITAL EXPENDITURES,
               TENANT IMPROVEMENT COSTS AND LEASING COMMISSIONS

     The following table summarizes the expenditures incurred for capital expenditures for the entire portfolio and tenant improvements and leasing commissions for space leased at the Company's office and industrial properties for the three months ended March 31, 2001 and a historical average of such non-incremental capital expenditures, tenant improvements and leasing commissions for the years 1997 through 2000.

            NON-INCREMENTAL REVENUE GENERATING CAPITAL EXPENDITURES


                                                                                             1997-2000
                                1997            1998            1999            2000          AVERAGE          1Q01
                                ----            ----            ----            ----          ---------        ----
SUBURBAN OFFICE PROPERTIES

 Total ...................   $ 1,108,675     $ 2,004,976     $ 2,298,899     $ 3,289,116     $ 2,175,417     $ 421,964
 Per Square Foot .........          0.22            0.23            0.23            0.33            0.25          0.04
CBD OFFICE PROPERTIES
 Total ...................           N/A             N/A             N/A     $   946,718     $   946,718     $ 220,737
 Per Square Foot                     N/A             N/A             N/A            0.38            0.38          0.06
INDUSTRIAL PROPERTIES
 Total ...................   $   733,233     $ 1,205,266     $ 1,048,688     $   813,431     $   950,155     $  43,714
 Per Square Foot .........          0.15            0.12            0.11            0.11            0.12          0.01


NON-INCREMENTAL REVENUE GENERATING TENANT IMPROVEMENTS AND LEASING COMMISSIONS


                                       1997            1998            1999
                                  -------------- --------------- ---------------
LONG ISLAND OFFICE PROPERTIES
 Tenant Improvements ............   $  784,044     $ 1,140,251     $ 1,009,357
 Per Square Foot Improved .......         7.00            3.98            4.73
 Leasing Commissions ............   $  415,822     $   418,191     $   551,762
 Per Square Foot Leased .........         4.83            1.46            2.59
                                    ----------     -----------     -----------
 Total Per Square Foot ..........   $    11.83     $      5.44     $      7.32
                                    ==========     ===========     ===========

WESTCHESTER OFFICE PROPERTIES
 Tenant Improvements ............   $1,211,665     $   711,160     $ 1,316,611
 Per Square Foot Improved .......         8.90            4.45            5.62
 Leasing Commissions ............   $  366,257     $   286,150     $   457,730
 Per Square Foot Leased .........         2.69            1.79            1.96
                                    ----------     -----------     -----------
 Total Per Square Foot ..........   $    11.59     $      6.24     $      7.58
                                    ==========     ===========     ===========

CONNECTICUT OFFICE PROPERTIES
 Tenant Improvements ............   $1,022,421     $   202,880     $   179,043
 Per Square Foot Improved .......        13.39            5.92            4.88
 Leasing Commissions ............   $  256,615     $   151,063     $   110,252
 Per Square Foot Leased .........         3.36            4.41            3.00
                                    ----------     -----------     -----------
 Total Per Square Foot ..........   $    16.75     $     10.33     $      7.88
                                    ==========     ===========     ===========

NEW JERSEY OFFICE PROPERTIES
 Tenant Improvements ............          N/A     $   654,877     $   454,054
 Per Square Foot Improved .......          N/A            3.78            2.29
 Leasing Commissions ............          N/A     $   396,127     $   787,065
 Per Square Foot Leased .........          N/A            2.08            3.96
                                    ----------     -----------     -----------
 Total Per Square Foot ..........          N/A     $      5.86     $      6.25
                                    ==========     ===========     ===========
NEW YORK CITY OFFICE
 PROPERTIES
 Tenant Improvements ............          N/A             N/A             N/A
 Per Square Foot Improved .......          N/A             N/A             N/A
 Leasing Commissions ............          N/A             N/A             N/A
 Per Square Foot Leased .........          N/A             N/A             N/A
                                    ----------     -----------     -----------
 Total Per Square Foot ..........          N/A             N/A             N/A
                                    ==========     ===========     ===========

INDUSTRIAL PROPERTIES
 Tenant Improvements ............   $  230,466     $   283,842     $   375,646
 Per Square Foot Improved .......         0.55            0.76            0.25
 Leasing Commissions ............   $   81,013     $   200,154     $   835,108
 Per Square Foot Leased .........         0.19            0.44            0.56
                                    ----------     -----------     -----------
 Total Per Square Foot ..........   $     0.74     $      1.20     $      0.81
                                    ==========     ===========     ===========


                                                    1997 -2000
                                        2000          AVERAGE          1Q01          NEW         RENEWAL
                                        ----          -------          ----          ---         -------
LONG ISLAND OFFICE PROPERTIES
 Tenant Improvements ............   $ 2,853,706     $ 1,466,840     $ 497,179     $ 342,564     $ 154,615
 Per Square Foot Improved .......          6.99            5.68          8.97         17.24          4.35
 Leasing Commissions ............   $ 2,208,604     $   898,595     $ 273,542     $  78,276     $ 195,266
 Per Square Foot Leased .........          4.96            3.46          4.93          3.91          5.49
                                    -----------     -----------     ---------     ---------     ---------
 Total Per Square Foot ..........   $     11.95     $      9.14     $   13.90     $   21.15     $    9.84
                                    ===========     ===========     =========     =========     =========
WESTCHESTER OFFICE PROPERTIES
 Tenant Improvements ............   $ 1,860,027     $ 1,274,866     $ 374,274     $ 167,649     $ 206,625
 Per Square Foot Improved .......          5.72            6.17          4.70          7.34          3.64
 Leasing Commissions ............   $   412,226     $   380,591     $  32,295     $  39,295     $       0
 Per Square Foot Leased .........          3.00            2.36          0.49          1.72            --
                                    -----------     -----------     ---------     ---------     ---------
 Total Per Square Foot ..........   $      8.72     $      8.53     $    5.19     $    9.06     $    3.64
                                    ===========     ===========     =========     =========     =========
CONNECTICUT OFFICE PROPERTIES
 Tenant Improvements ............   $   385,531     $   447,469     $ 101,980     $ 101,980     $       0
 Per Square Foot Improved .......          4.19            7.10          1.72          5.78            --
 Leasing Commissions ............   $   453,435     $   242,841     $  96,929     $  96,929     $       0
 Per Square Foot Leased .........          4.92            3.92          1.63          5.50            --
                                    -----------     -----------     ---------     ---------     ---------
 Total Per Square Foot ..........   $      9.11     $     11.02     $    3.35     $   11.28     $      --
                                    ===========     ===========     =========     =========     =========
NEW JERSEY OFFICE PROPERTIES
 Tenant Improvements ............   $ 1,580,323     $   896,418     $  85,671     $  52,477     $  33,194
 Per Square Foot Improved .......          6.71            4.26          2.08          1.69          3.28
 Leasing Commissions ............   $ 1,031,950     $   738,381     $ 154,956     $ 129,218     $  25,738
 Per Square Foot Leased .........          4.44            3.49          3.77          4.17          2.54
                                    -----------     -----------     ---------     ---------     ---------
 Total Per Square Foot ..........   $     11.15     $      7.75     $    5.85     $    5.86     $    5.82
                                    ===========     ===========     =========     =========     =========
NEW YORK CITY OFFICE
 PROPERTIES

 Tenant Improvements ............   $    65,267     $    65,267     $ 688,800     $ 688,800     $       0
 Per Square Foot Improved .......          1.79            1.79         23.01         23.01            --
 Leasing Commissions ............   $   418,185     $   418,185     $ 474,229     $ 474,229     $       0
 Per Square Foot Leased .........         11.50           11.50         15.84         15.84            --
                                    -----------     -----------     ---------     ---------     ---------
 Total Per Square Foot ..........   $     13.29     $     13.29     $   38.85     $   38.85     $    0.00
                                    ===========     ===========     =========     =========     =========
INDUSTRIAL PROPERTIES
 Tenant Improvements ............   $   650,216     $   385,043     $  34,650     $  34,650     $       0
 Per Square Foot Improved .......          0.95            0.63          0.29          0.55            --
 Leasing Commissions ............   $   436,506     $   388,195     $  50,055     $  50,055     $       0
 Per Square Foot Leased .........          0.64            0.46          0.42          0.79            --
                                    -----------     -----------     ---------     ---------     ---------
 Total Per Square Foot ..........   $      1.59     $      1.09     $    0.71     $    1.34     $    0.00
                                    ===========     ===========     =========     =========     =========


                    LEASE EXPIRATIONS

     The following table sets forth scheduled lease expirations for executed leases as of March 31, 2001:

LONG ISLAND OFFICE PROPERTIES (EXCLUDING OMNI):


           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
          ----------             ---------        --------         -------------      ------------      --------
2001 ........................        36             168,126              5.1%           $ 22.25         $ 24.36
2002 ........................        33             165,326              5.1%           $ 21.98         $ 24.90
2003 ........................        48             297,892              9.1%           $ 22.32         $ 25.03
2004 ........................        46             274,809              8.4%           $ 23.21         $ 26.18
2005 ........................        65             599,698             18.3%           $ 23.42         $ 26.73
2006 ........................        15              76,583              2.3%           $ 26.38         $ 30.41
2007 AND THEREAFTER .........        81           1,688,317             51.7%                --              --
                                     --           ---------            -----
TOTAL .......................       324           3,270,751            100.0%
                                    ===           =========            =====

OMNI:


           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
          ----------             ---------        --------         -------------      ------------      --------
2001 ........................         3             22,931               3.9%           $ 29.09         $ 35.06
2002 ........................         4             53,127               9.0%           $ 34.55         $ 37.91
2003 ........................         4             58,018               9.8%           $ 30.22         $ 34.97
2004 ........................         4            112,414              19.0%           $ 26.12         $ 34.15
2005 ........................         7             59,166              10.0%           $ 27.99         $ 35.26
2006 ........................         1              9,749               1.6%           $ 35.21         $ 38.02
2007 AND THEREAFTER .........        10            276,259              46.7%                --              --
                                     --            -------             -----
TOTAL .......................        33            591,664             100.0%
                                     ==            =======             =====

INDUSTRIAL PROPERTIES:



           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
          ----------             ---------        --------         -------------      ------------      --------
2001 ........................        21             376,385              7.7%            $ 6.28          $ 7.38
2002 ........................        28             246,504              5.0%            $ 6.47          $ 7.32
2003 ........................        29             735,934             15.0%            $ 5.35          $ 6.27
2004 ........................        33             623,753             12.7%            $ 6.25          $ 7.12
2005 ........................        22             427,994              8.7%            $ 5.93          $ 7.97
2006 ........................        27             834,717             17.0%            $ 6.29          $ 7.81
2007 AND THEREAFTER .........        36           1,664,940             33.9%                --              --
                                     --           ---------            -----
TOTAL .......................       196           4,910,227            100.0%
                                    ===           =========            =====

RESEARCH AND DEVELOPMENT PROPERTIES:


           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
          ----------             ---------        --------         -------------      ------------      --------
2001 ........................         7             276,830             21.2%           $  5.63         $  6.90
2002 ........................         3             118,620              9.1%           $ 10.19         $ 11.82
2003 ........................         4              37,938              2.9%           $  9.20         $ 10.15
2004 ........................         9              99,218              7.6%           $ 13.86         $ 15.02
2005 ........................         5             367,556             28.2%           $  8.49         $ 10.53
2006 ........................         6              90,217              6.9%           $ 17.46         $ 20.07
2007 AND THEREAFTER .........        14             314,417             24.1%                --              --
                                     --             -------            -----
TOTAL .......................        48           1,304,796            100.0%
                                     ==           =========            =====

WESTCHESTER OFFICE PROPERTIES:


           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
          ----------             ---------        --------         -------------      ------------      --------
2001 ........................        29             184,244              5.9%           $ 21.09         $ 21.69
2002 ........................        45             412,680             13.2%           $ 21.08         $ 21.10
2003 ........................        43             247,349              7.9%           $ 22.12         $ 23.39
2004 ........................        30             164,634              5.2%           $ 21.09         $ 22.03
2005 ........................        52             415,469             13.3%           $ 23.92         $ 24.32
2006 ........................        24             643,346             20.5%           $ 22.20         $ 24.07
2007 AND THEREAFTER .........        41           1,065,724             34.0%                --              --
                                     --           ---------            -----
TOTAL .......................       264           3,133,446            100.0%
                                    ===           =========            =====

STAMFORD OFFICE PROPERTIES:


           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
          ----------             ---------        --------         -------------      ------------      --------
2001 ........................        25              67,832              6.3%           $ 23.36         $ 23.73
2002 ........................        18              85,900              8.0%           $ 27.67         $ 29.02
2003 ........................        17             140,239             13.0%           $ 31.22         $ 31.70
2004 ........................        19             226,883             21.1%           $ 21.76         $ 22.74
2005 ........................        24             118,425             11.0%           $ 26.81         $ 28.62
2006 ........................        17             271,239             25.2%           $ 24.31         $ 25.08
2007 AND THEREAFTER .........        16             165,170             15.4%                --              --
                                     --             -------            -----
TOTAL .......................       136           1,075,688            100.0%
                                    ===           =========            =====

NEW JERSEY OFFICE PROPERTIES:


           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
          ----------             ---------        --------         -------------      ------------      --------
2001 ........................        13             183,633              8.7%           $ 17.85         $ 18.18
2002 ........................        22             171,446              8.1%           $ 20.02         $ 20.77
2003 ........................        23             333,689             15.7%           $ 19.03         $ 19.16
2004 ........................        34             241,737             11.4%           $ 22.51         $ 23.12
2005 ........................        31             344,775             16.3%           $ 23.19         $ 23.76
2006 ........................        12             179,319              8.5%           $ 22.38         $ 23.58
2007 AND THEREAFTER .........        17             663,491             31.3%                --              --
                                     --             -------            -----
TOTAL .......................       152           2,118,090            100.0%
                                    ===           =========            =====

NEW YORK CITY OFFICE


           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
          ----------             ---------        --------         -------------      ------------      --------
2001 ........................        14             100,853              2.9%           $ 32.30         $ 33.26
2002 ........................        22             190,615              5.6%           $ 32.62         $ 33.41
2003 ........................         7             115,726              3.4%           $ 31.89         $ 32.33
2004 ........................        20             224,975              6.6%           $ 36.53         $ 38.74
2005 ........................        37             457,063             13.4%           $ 34.76         $ 36.35
2006 ........................        47             339,560              9.9%           $ 29.70         $ 30.77
2007 AND THEREAFTER .........        75           1,989,668             58.2%                --              --
                                     --           ---------            -----
TOTAL .......................       222           3,418,460            100.0%
                                    ===           =========            =====

----------
(1) Per square foot rental rate represents annualized straight line rent as of the lease expiration date.

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

        a) Exhibits

           10.1 Second Amendment to the Amended and Restated Credit Agreements, dated March 30, 2001, between Reckson Operating Partnership,
                 L.P. and FrontLine Capital Group

        b) Reports on Form 8-K

         During the three months ended March 31, 2001, the Registrant filed the following reports on Form 8-K:

         On March 5, 2001, the Registrant submitted a report on Form 8-K under
     Item 9 thereof in order to submit its fourth quarter presentation in satisfaction of the requirements of Regulation FD.

         On March 8, 2001, the Registrant submitted a report on Form 8-K under
     Item 9 thereof in order to submit supplemental operating and financial data for the quarter and year ended December 31, 2000 in satisfaction of the requirements of Regulation FD.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RECKSON ASSOCIATES REALTY CORP.



By:    \s\ Scott H. Rechler                       /s/ Michael Maturo
 ----------------------------------      -----------------------------------
Scott H. Rechler, Co-Chief Executive     Michael Maturo, Executive Vice President,
 Officer and President                   Treasurer and Chief Financial Officer

DATE: May 11, 2001