Form 10-Q
period 2001-06-30
RECKSON ASSOCIATES REALTY CORP
filed 2001-08-14
CIK 930548

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


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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


                               ----------------

     The company has two classes of common stock, issued at $.01 par value per share with 49,627,051 and 10,283,513 shares of Class A common stock and Class B common stock outstanding, respectively as of August 10, 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        RECKSON ASSOCIATES REALTY CORP.
                                QUARTERLY REPORT
                   FOR THE THREE MONTHS ENDED JUNE 30, 2001


                                TABLE OF CONTENTS





  INDEX                                                                                           PAGE
--------                                                                                        --------
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         Consolidated Balance Sheets as of June 30, 2001 (unaudited) and
         December 31, 2000 ....................................................................      2
         Consolidated Statements of Income for the three and six months ended June 30, 2001 and
         2000 (unaudited) .....................................................................      3
         Consolidated Statements of Cash Flows for the six months ended June 30, 2001
         and 2000 (unaudited) .................................................................      4
         Notes to the Consolidated Financial Statements (unaudited) ...........................      5
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      13
Item 3.  Quantitative and Qualitative Disclosures about Market Risk ...........................     21
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings ....................................................................     26
Item 2.  Changes in Securities and Use of Proceeds ............................................     26
Item 3.  Defaults Upon Senior Securities ......................................................     26
Item 4.  Submission of Matters to a Vote of Securities Holders ................................     26
Item 5.  Other Information ....................................................................     26
Item 6.  Exhibits and Reports on Form 8-K .....................................................     26
SIGNATURES ....................................................................................     27

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                        RECKSON ASSOCIATES REALTY CORP.
                          CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)





                                                                              JUNE 30, 2001      DECEMBER 31,
                                                                               (UNAUDITED)           2000
                                                                             ---------------   ---------------
ASSETS:
Commercial real estate properties, at cost:
 Land ....................................................................     $   396,103       $   396,482
 Building and improvements ...............................................       2,308,001         2,219,448
Developments in progress:
 Land ....................................................................          69,183            60,918
 Development costs .......................................................          87,204            93,759
Furniture, fixtures and equipment ........................................           7,414             7,138
                                                                               -----------       -----------
                                                                                 2,867,905         2,777,745
Less accumulated depreciation ............................................        (332,649)         (288,479)
                                                                               -----------       -----------
                                                                                 2,535,256         2,489,266
Investment in real estate joint ventures .................................          69,026            43,534
Investment in mortgage notes and notes receivable ........................          55,223            58,220
Cash and cash equivalents ................................................          26,395            17,843
Tenant receivables .......................................................           9,829            11,511
Investments in and advances to affiliates ................................         180,759           177,474
Deferred rents receivable ................................................          90,080            67,930
Prepaid expenses and other assets ........................................          77,378            68,895
Contract and land deposits and pre-acquisition costs .....................           3,026             1,676
Deferred leasing and loan costs. .........................................          65,270            61,681
                                                                               -----------       -----------
TOTAL ASSETS .............................................................     $ 3,112,242       $ 2,998,030
                                                                               ===========       ===========
LIABILITIES:
Mortgage notes payable ...................................................     $   730,170       $   728,971
Unsecured credit facility ................................................         334,600           216,600
Senior unsecured notes ...................................................         449,424           449,385
Accrued expenses and other liabilities. ..................................          91,788            95,393
Dividends and distributions payable ......................................          33,113            28,801
                                                                               -----------       -----------
TOTAL LIABILITIES ........................................................       1,639,095         1,519,150
                                                                               -----------       -----------
Minority partners' interests in consolidated partnerships ................         140,442           226,350
Preferred unit interest in the operating partnership .....................          34,733            42,518
Limited partners' minority interest in the operating partnership .........         107,021            97,353
                                                                               -----------       -----------
                                                                                   282,196           366,221
                                                                               -----------       -----------
Commitments and other comments ...........................................              --                --
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 25,000,000 shares authorized
 Series A preferred stock, 9,192,000 shares issued and outstanding .......              92                92
 Series B preferred stock, 2,000,000 shares issued and outstanding .......              20                20
Common Stock, $.01 par value, 100,000,000 shares authorized ..............
 Class A common stock, 49,619,419 and 45,352,286 shares issued and
   outstanding, respectively .............................................             496               454
 Class B common stock, 10,283,513 shares issued and outstanding ..........             103               103
Additional paid in capital ...............................................       1,186,537         1,111,990
Accumulated other comprehensive income ...................................           3,703                --
                                                                               -----------       -----------
Total Stockholders' Equity ...............................................       1,190,951         1,112,659
                                                                               -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................     $ 3,112,242       $ 2,998,030
                                                                               ===========       ===========

                (see accompanying notes to financial statements)

                        RECKSON ASSOCIATES REALTY CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
       (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)





                                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                           JUNE 30,                      JUNE 30,
                                                                 ----------------------------- -----------------------------
                                                                      2001           2000           2001           2000
                                                                 -------------- -------------- -------------- --------------
REVENUES:
Base rents .....................................................  $   111,184    $    96,099    $   218,678    $   190,499
Tenant escalations and reimbursements ..........................       14,165         12,984         30,110         25,830
Equity in earnings of real estate joint ventures and service
 companies .....................................................          801          1,775          1,199          3,187
Interest income on mortgage notes and notes receivable .........        1,559          2,190          3,067          4,476
Gain on sales of real estate ...................................           --          6,662             --          6,662
Investment and other income ....................................        4,678          5,745         10,219         12,459
                                                                  -----------    -----------    -----------    -----------
 Total Revenues ................................................      132,387        125,455        263,273        243,113
                                                                  -----------    -----------    -----------    -----------
EXPENSES:
Property operating expenses ....................................       40,874         36,508         81,868         74,797
Marketing, general and administrative ..........................        8,411          6,509         15,908         12,947
Interest .......................................................       23,562         24,176         47,193         48,016
Depreciation and amortization ..................................       27,172         22,426         50,693         43,437
                                                                  -----------    -----------    -----------    -----------
 Total Expenses ................................................      100,019         89,619        195,662        179,197
                                                                  -----------    -----------    -----------    -----------
Income before minority interests and preferred dividends
 and distributions .............................................       32,368         35,836         67,611         63,916
Minority partners' interests in consolidated partnerships ......       (4,065)        (1,925)        (9,820)        (3,899)
Distributions to preferred unit holders ........................         (461)          (660)        (1,121)        (1,321)
Limited partners' minority interest in the operating
 partnership ...................................................       (2,616)        (3,083)        (5,331)        (5,361)
                                                                  -----------    -----------    -----------    -----------
Net Income .....................................................       25,226         30,168         51,339         53,335
Dividends to preferred shareholders ............................       (5,467)        (7,197)       (10,892)       (14,521)
                                                                  -----------    -----------    -----------    -----------
Net income available to common shareholders ....................  $    19,759    $    22,971    $    40,447    $    38,814
                                                                  ===========    ===========    ===========    ===========
Net Income available to:
 Class A common shareholders ...................................  $    15,109    $    16,655    $    30,417    $    28,101
 Class B common shareholders ...................................        4,650          6,316         10,030         10,713
                                                                  -----------    -----------    -----------    -----------
Total ..........................................................  $    19,759    $    22,971    $    40,447    $    38,814
                                                                  ===========    ===========    ===========    ===========
Basic net income per weighted average common share:
 Class A common shareholders ...................................  $       .32    $       .40    $       .66    $       .69
                                                                  ===========    ===========    ===========    ===========
 Class B common shareholders ...................................  $       .45    $       .61    $       .98    $      1.04
                                                                  ===========    ===========    ===========    ===========
Basic weighted average common shares outstanding:
 Class A common shareholders ...................................   47,221,917     41,343,118     46,357,533     40,862,650
 Class B common shareholders ...................................   10,283,513     10,283,513     10,283,513     10,283,556
Diluted net income per weighted average common share:
 Class A common shareholders ...................................  $       .32    $       .40    $       .65    $       .68
                                                                  ===========    ===========    ===========    ===========
 Class B common shareholders ...................................  $       .34    $       .44    $       .71    $       .75
                                                                  ===========    ===========    ===========    ===========
Diluted weighted average common shares outstanding:
 Class A common shareholders ...................................   47,600,390     41,700,478     46,779,905     41,204,762
 Class A common shareholders ...................................   10,283,513     10,283,513     10,283,513     10,283,556

                (see accompanying notes to financial statements)

                        RECKSON ASSOCIATES REALTY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)





                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                        -----------------------------
                                                                                             2001            2000
                                                                                        -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..........................................................................    $   51,339      $   53,335
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization ......................................................        50,693          43,437
 Gain on sales of real estate .......................................................            --          (6,662)
 Minority partners' interests in consolidated partnerships ..........................         9,820           3,899
 Limited partners' minority interest in the operating partnership ...................         5,331           5,361
 Equity in earnings of real estate joint ventures and service companies .............        (1,199)         (3,187)
Changes in operating assets and liabilities:
 Tenant receivables .................................................................         1,682           1,777
 Real estate tax escrows ............................................................        (1,266)          3,387
 Prepaid expenses and other assets ..................................................        (1,765)         (3,857)
 Deferred rents receivable ..........................................................       (22,150)        (12,534)
 Accrued expenses and other liabilities .............................................          (437)          8,552
                                                                                         ----------      ----------
 Net cash provided by operating activities ..........................................        92,048          93,508
                                                                                         ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in contract deposits and pre-acquisition costs ............................        (1,343)         (6,079)
 Additions to developments in progress ..............................................        (5,252)        (15,923)
 Purchases of commercial real estate properties .....................................            --        (154,573)
 Proceeds from mortgage note receivable repayments ..................................         2,945           2,157
 Investments in real estate joint ventures ..........................................       (24,966)         (4,770)
 Distribution from a real estate joint venture ......................................            --             226
 Additions to commercial real estate properties .....................................       (87,982)        (22,108)
 Additions to furniture, fixtures and equipment .....................................          (244)           (676)
 Payment of leasing costs ...........................................................        (5,998)         (9,379)
 Proceeds from sales of properties and mortgage redemption ..........................            --          42,595
                                                                                         ----------      ----------
 Net cash used in investing activities ..............................................      (122,840)       (168,530)
                                                                                         ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock net of issuance costs .......................         1,331           1,486
 Principal payments on secured borrowings ...........................................       (73,801)        (23,708)
 Payment of loan and equity issuance costs ..........................................          (789)         (2,399)
 (Increase) decrease in investments in and advances to affiliates ...................        (4,160)          5,646
 Proceeds from secured borrowings ...................................................        75,000          92,000
 Proceeds from unsecured credit facility ............................................       118,000         125,000
 Repayment of unsecured credit facility .............................................            --         (49,000)
 Distributions to minority partners in consolidated partnerships ....................       (10,727)         (4,914)
 Distributions to limited partners in the operating partnership .....................        (5,935)         (5,714)
 Distributions to preferred unit holders ............................................        (1,195)         (1,321)
 Dividends to common shareholders ...................................................       (47,530)        (41,638)
 Dividends to preferred shareholders ................................................       (10,850)        (14,649)
                                                                                         ----------      ----------
 Net cash provided by financing activities ..........................................        39,344          80,789
                                                                                         ----------      ----------
 Net increase in cash and cash equivalents ..........................................         8,552           5,767
 Cash and cash equivalents at beginning of period ...................................        17,843          21,368
                                                                                         ----------      ----------
 Cash and cash equivalents at end of period .........................................    $   26,395      $   27,135
                                                                                         ==========      ==========

                (see accompanying notes to financial statements)

                        RECKSON ASSOCIATES REALTY CORP.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


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


2. BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership at June 30, 2001 and December 31, 2000 and the results of their operations for the three and six months ended June 30, 2001 and 2000, respectively, and, their cash flows for the six months ended June 30, 2001 and 2000, respectively. The Operating Partnership's investments in Omni Partners, L. P. ("Omni"), the Tri-State JV and certain joint venture properties are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners' interest. The operating results of the service businesses currently conducted by Reckson Management Group, Inc. and Reckson Construction Group, Inc. are reflected in the accompanying financial statements on the equity method of accounting. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest. Such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The minority interests at June 30, 2001 represent an approximate 11.3% limited partnership interest in the Operating Partnership, a 49% interest in the Tri-State JV and a 40% interest in Omni.

     The accompanying interim unaudited financial statements have been prepared by the Company's management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10K for the year ended December 31, 2000.

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

     Financial Accounting Standards Board's ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which became effective January 1, 2001 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in accumulated other comprehensive income ("OCI") until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of January 1, 2001, the carrying value of the Company's derivatives equaled their fair value and as a result no cumulative effect changes were recorded. Additionally, as of June 30, 2001, the fair value of the Company's derivatives equaled approximately $3.7 million and has been reflected in other assets and OCI on the accompanying balance sheet. On July 18, 2001, the mortgage note payable which these derivatives relate to was funded (see Note 3) and their fair value at that time was approximately $676,000 less than their carrying value. This amount will be amortized to interest expense over the term of the mortgage note to which it relates.



     Certain prior period amounts have been reclassified to conform to the current period presentation.

3. MORTGAGE NOTES PAYABLE

     As of June 30, 2001, the Company had approximately $530.2 million of fixed rate mortgage notes which mature at various times between 2001 and 2027. The notes are secured by 23 properties and have a weighted average interest rate of approximately 7.5%.

     In addition, as of June 30, 2001, the Company had a $200 million variable rate mortgage note, which matures in 2003. The note is secured by the property located at 919 Third Avenue, NY, NY. On July 18, 2001, the Company refinanced this mortgage note with a ten year, $250 million fixed rate mortgage note which bears interest at 6.867% per annum. Net proceeds of approximately $47 million were used primarily to repay maturing fixed rate debt and the Company's unsecured credit facility.

     On June 1, 2001, the Company refinanced the $70 million variable rate mortgage note, which secured the property located at 1350 Avenue of the Americas, with a five year, $75 million fixed rate mortgage note which bears interest at 6.52% per annum. Net proceeds of approximately $3.4 million were used for working capital purposes.

     On July 24, 2001, the Company repaid a mortgage note in the amount of approximately $15.5 million, which was secured by the property located at 50 Charles Lindbergh Blvd., Mitchel Field, NY.

4. SENIOR UNSECURED NOTES

     As of June 30, 2001, the Operating Partnership had outstanding approximately $449.4 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures (dollars in thousands):





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

5. UNSECURED CREDIT FACILITY

     As of June 30, 2001, the Company had a three year $575 million unsecured revolving credit facility (the "Credit Facility") from The Chase Manhattan Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September 2003 and borrowings under the Credit Facility are currently priced off of LIBOR plus 105 basis points.

     The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At June 30, 2001, the Company had availability under the Credit Facility to borrow an additional $240.4 million (of which, approximately $34.1 million has been allocated for outstanding undrawn letters of credit).

6. COMMERCIAL REAL ESTATE INVESTMENTS

     As of June 30, 2001, the Company owned and operated 82 office properties (inclusive of ten office properties owned through joint ventures) comprising approximately 14.4 million square feet, 104 industrial properties comprising approximately 6.8 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area. The Company also owns a 357,000 square foot office building located in Orlando, Florida and approximately 290 acres of land in 13 separate parcels of which the Company can develop approximately 1.4 million square feet of office space and approximately 224,000 square feet of industrial space. The Company also has invested approximately $17.0 million in a note receivable secured by a partnership interest in Omni Partners, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York and $36.5 million under three notes which are secured by a minority partners' preferred interest in the Operating Partnership.

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

     Metropolitan is 100% owned by the Company; Crescent owned a $85 million preferred equity investment in Metropolitan which accrued distributions at a rate of 7.5% per annum for a two-year period (May 24, 1999 through May 30, 2001). On May 31, 2001, at Crescent's election, Crescent converted its preferred equity investment into 3,453,881 shares of the Company's Class A common stock based on a conversion price of $24.61 per share.

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

     On April 2, 2001, approximately 7,785 preferred units of the Operating Partnership, with a liquidation preference value of approximately $7.8 million, were exchanged for 305,706 OP Units at an average price of $25.47 per OP Unit. In addition, during the three months ended June 30, 2001, 352,878 OP Units were exchanged for an equal number of shares of the Company's Class A common stock.

     On May 24, 1999, the Company issued 11,694,567 shares of Class B Exchangeable Common Stock, par value $.01 per share, of the Company (the "Class B common stock"), which were valued for GAAP purposes at $26 per share for total consideration of approximately $304.1 million. The shares of Class B common stock were entitled to receive an initial annual dividend of $2.24 per share, which dividend is subject to adjustment annually. On July 31, 2001, the annual dividend on the Class B Common Stock was increased to $2.5968 per share.


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

     On May 31, 2001, in connection with Crescent's conversion of its $85 million preferred equity investment in Metropolitan, the Company issued 3,453,881 shares of Class A common stock.

     During June 2001, the Board of Directors of the Company declared the following dividends on the Company's securities:





                                                                                                      ANNUALIZED
                               DIVIDEND /          RECORD           PAYMENT         THREE MONTHS      DIVIDEND /
         SECURITY             DISTRIBUTION          DATE              DATE             ENDED         DISTRIBUTION
--------------------------   --------------   ---------------   ---------------   ---------------   -------------
Class A common stock         $ .4246           July 6, 2001     July 17, 2001     June 30, 2001       $ 1.6984
Class B common stock         $ .6492          July 13, 2001     July 31, 2001     July 31, 2001       $ 2.5968
Series A preferred stock     $ .4766          July 13, 2001     July 31, 2001     July 31, 2001       $ 1.9063
Series B preferred stock     $ .553125        July 13, 2001     July 31, 2001     July 31, 2001       $ 2.2125

     The Board of Directors of the Company has authorized the purchase of up to three million shares of the Company's Class B common stock. In addition, the Board of Directors has also authorized the purchase of up to an additional three million shares of the Company's Class B common stock and/or its Class A common stock. The buy-back program will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. As of June 30, 2001, the Company had purchased and retired 1,410,804 shares of Class B common stock at an average price of $21.48 per Class B share and 4,204 shares of Class A common stock at an average price of $22.03 per Class A share for an aggregate purchase price of approximately $30.4 million.

     Basic net income per share on the Company's Class A common stock was calculated using the weighted average number of shares outstanding of 47,221,917 and 41,343,118 for the three months ended June 30, 2001 and 2000, respectively, and 46,357,533 and 40,862,650 for the six months ended June 30, 2001 and 2000, respectively.

     Basic net income per share on the Company's Class B common stock was calculated using the weighted average number of shares outstanding of 10,283,513 for the three months ended June 30, 2001 and 2000, respectively, and 10,283,513 and 10,283,556 for the six months ended June 30, 2001 and 2000, respectively.

     The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted earnings per weighted average common share and the computation of basic and diluted earnings per weighted average share for the Company's Class A common stock (in thousands except for earnings per share data):





                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                     JUNE 30,                    JUNE 30,
                                                             -------------------------   -------------------------
                                                                 2001          2000          2001          2000
                                                             -----------   -----------   -----------   -----------
Numerator:
 Net Income ..............................................    $ 25,226      $ 30,168      $  51,339     $  53,335
 Dividends to preferred shareholders .....................      (5,467)       (7,197)       (10,892)      (14,521)
 Income allocated to Class B common shareholders .........      (4,650)       (6,316)       (10,030)      (10,713)
                                                              --------      --------      ---------     ---------
 Numerator for basic and diluted earnings per Class A
   common share ..........................................    $ 15,109      $ 16,655      $  30,417     $  28,101
                                                              ========      ========      =========     =========
Denominator:
 Denominator for basic earnings per share-weighted
   average Class A common shares .........................      47,222        41,343         46,358        40,863
Effect of dilutive securities:
 Employee stock options ..................................         378           357            422           342
                                                              --------      --------      ---------     ---------
Denominator for diluted earnings per Class A common
 share -- adjusted weighted average shares and
 assumed conversions .....................................      47,600        41,700         46,780        41,205
                                                              ========      ========      =========     =========
Basic earnings per Class A common share:
 Net income per Class A common share .....................    $    .32      $    .40      $     .66     $     .69
                                                              ========      ========      =========     =========
Diluted earnings per Class A common share:
 Diluted net income per Class A common share .............    $    .32      $    .40      $     .65     $     .68
                                                              ========      ========      =========     =========


     The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted earnings per weighted average common share and the computation of basic and diluted earnings per weighted average share for the Company's Class B common stock (in thousands except for earnings per share data):





                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                     JUNE 30,                    JUNE 30,
                                                             -------------------------   -------------------------
                                                                 2001          2000          2001          2000
                                                             -----------   -----------   -----------   -----------
Numerator:
 Net Income ..............................................    $  25,226     $  30,168     $  51,339     $  53,335
 Dividends to preferred shareholders .....................       (5,467)       (7,197)      (10,892)      (14,521)
 Income allocated to Class A common shareholders .........      (15,109)      (16,655)      (30,417)      (28,101)
                                                              ---------     ---------     ---------     ---------
 Numerator for basic earnings per Class B common
   share .................................................        4,650         6,316        10,030        10,713
Add back:
 Income allocated to Class A common shareholders .........       15,109        16,655        30,417        28,101
 Limited partners' minority interest in the operating
   partnership ...........................................        2,616         3,083         5,331         5,361
                                                              ---------     ---------     ---------     ---------
 Numerator for diluted earnings per Class B common
   share .................................................    $  22,375     $  26,054     $  45,778     $  44,175
                                                              =========     =========     =========     =========
Denominator:
 Denominator for basic earnings per share- weighted
   average Class B common shares .........................       10,284        10,284        10,284        10,284
 Effect of dilutive securities:
   Weighted average Class A common shares
    outstanding ..........................................       47,222        41,343        46,358        40,863
   Weighted average OP Units outstanding .................        7,763         7,695         7,728         7,697
   Employee stock options ................................          378           357           422           342
                                                              ---------     ---------     ---------     ---------
Denominator for diluted earnings per Class B common
 share-adjusted weighted average shares and assumed
 conversions .............................................       65,647        59,679        64,792        59,186
                                                              =========     =========     =========     =========
Basic earnings per Class B common share:
 Net income per Class B common share .....................    $     .45     $     .61     $     .98     $    1.04
                                                              =========     =========     =========     =========
Diluted earnings per Class B common share:
 Diluted net income per Class B common share .............    $     .34     $     .44     $     .71     $     .75
                                                              =========     =========     =========     =========

8. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (in thousands)



                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                     -----------------------
                                                        2001         2000
                                                     ----------   ----------
Cash paid during the period for interest .........    $52,766      $52,135
                                                      =======      =======
Interest capitalized during the period ...........    $ 5,137      $ 5,173
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

     In addition, the Company does not consider (i) interest incurred on its Credit Facility, term loan and Senior Unsecured Notes and (ii) the operating performance of the office property located in Orlando, Florida as part of its Core Portfolio's property operating performance.

     The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

     The following table sets forth the components of the Company's revenues and expenses and other related disclosures for the three months ended June 30, 2001 and 2000 (in thousands):




                                                                          THREE MONTHS ENDED
                                       ----------------------------------------------------------------------------------------
                                                       JUNE 30, 2001                               JUNE 30, 2000
                                       --------------------------------------------- ------------------------------------------
                                                                       CONSOLIDATED       CORE                     CONSOLIDATED
                                        CORE PORTFOLIO      OTHER         TOTALS        PORTFOLIO       OTHER         TOTALS
                                       ---------------- ------------- -------------- -------------- ------------- -------------
REVENUES:
Base rents, tenant escalations and
 reimbursements ......................    $   123,030     $   2,319    $   125,349    $   106,852     $   2,231    $   109,083
Equity in earnings of real estate
 joint ventures and service
 companies ...........................             --           801            801             --         1,775          1,775
Other income .........................          1,929         4,308          6,237            257        14,340         14,597
                                          -----------     ---------    -----------    -----------     ---------    -----------
Total Revenues .......................        124,959         7,428        132,387        107,109        18,346        125,455
                                          -----------     ---------    -----------    -----------     ---------    -----------
EXPENSES:
Property operating expenses ..........         40,080           794         40,874         35,950           558         36,508
Marketing, general and
 administrative ......................          5,446         2,965          8,411          4,788         1,721          6,509
Interest .............................         12,149        11,413         23,562          9,403        14,773         24,176
Depreciation and amortization ........         25,096         2,076         27,172         20,055         2,371         22,426
                                          -----------     ---------    -----------    -----------     ---------    -----------
Total Expenses .......................         82,771        17,248        100,019         70,196        19,423         89,619
                                          ===========     =========    ===========    ===========     =========    ===========
Income (loss) before minority
 interests and preferred dividends
 and distributions ...................    $    42,188     $  (9,820)   $    32,368    $    36,913     $  (1,077)   $    35,836
                                          ===========     =========    ===========    ===========     =========    ===========
Total assets .........................    $ 2,475,072     $ 637,170    $ 3,112,242    $ 2,054,183     $ 830,484    $ 2,884,667
                                          ===========     =========    ===========    ===========     =========    ===========

     The following table sets forth the components of the Company's revenues and expenses and other related disclosures for the six months ended June 30, 2001 and 2000 (in thousands):





                                                                         THREE MONTHS ENDED
                                        -------------------------------------------------------------------------------------
                                                        JUNE 30, 2001                              JUNE 30, 2000
                                        --------------------------------------------- ---------------------------------------
                                                                        CONSOLIDATED      CORE                   CONSOLIDATED
                                         CORE PORTFOLIO      OTHER         TOTALS      PORTFOLIO      OTHER         TOTALS
                                        ---------------- ------------- -------------- ----------- ------------- -------------
REVENUES:
Base rents, tenant escalations and
 reimbursements .......................     $ 243,752      $   5,036      $ 248,788    $ 211,672    $   4,657     $ 216,329
Equity in earnings of real estate
 joint ventures and service
 companies ............................            --          1,199          1,199           --        3,187         3,187
Other income ..........................         2,478         10,808         13,286          664       22,933        23,597
                                            ---------      ---------      ---------    ---------    ---------     ---------
Total Revenues ........................       246,230         17,043        263,273      212,336       30,777       243,113
                                            ---------      ---------      ---------    ---------    ---------     ---------
EXPENSES:
Property operating expenses ...........        80,434          1,434         81,868       73,571        1,226        74,797
Marketing, general and
 administrative .......................        10,070          5,838         15,908        9,755        3,192        12,947
Interest ..............................        25,055         22,138         47,193       18,595       29,421        48,016
Depreciation and amortization .........        46,631          4,062         50,693       39,388        4,049        43,437
                                            ---------      ---------      ---------    ---------    ---------     ---------
Total Expenses ........................       162,190         33,472        195,662      141,309       37,888       179,197
                                            =========      =========      =========    =========    =========     =========
Income (loss) before minority
 interests and preferred dividends
 and distributions ....................     $  84,040      $ (16,429)     $  67,611    $  71,027    $  (7,111)    $  63,916
                                            =========      =========      =========    =========    =========     =========

10. OTHER INVESTMENTS AND ADVANCES

    During 1997, the Company formed FrontLine Capital Group, formerly
Reckson Service Industries, Inc., ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). In connection with the formation of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. As of June 30, 2001, the Company had advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility on terms similar to the FrontLine Facility. During March 2001, the Company increased the RSVP Commitment to $110 million and as of June 30, 2001, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents advances loaned to FrontLine. In addition, as of June 30, 2001, the Company, through its Credit Facility, has allocated approximately $200,000 in outstanding undrawn letters of credit for the benefit of FrontLine. As of June 30, 2001, interest accrued under the FrontLine Facility and RSVP Commitment was approximately $19.6 million, of which approximately $5 million was accrued for the three month period ended June 30, 2001.

     FrontLine's primary business, HQ Global Holdings, Inc. ("HQ"), one of the largest providers of flexible officing solutions in the world, recently announced that the termination of the merger discussions between HQ and another officing solutions provider and the decline in the overall economic environment have negatively impacted its operating results. FrontLine also announced that it obtained relief for the second and third quarters of 2001 from both HQ's lenders and from the lender on its $25 million secured credit facility. FrontLine is in discussions with this secured lender concerning the extension of the secured credit facility beyond its current maturity during the third quarter 2001. FrontLine and HQ are currently in discussions with their lenders concerning the potential need for amendments to financial covenants for future periods. In addition, FrontLine has announced that it is considering seeking stockholder approval, if necessary, to issue shares of its common stock in lieu of cash, in the event certain put rights of holders of HQ common stock are exercised. The Company has formed a committee of its Board of Directors, comprised solely of independent directors, to consider any actions to be taken by the Company in connection with its loans to FrontLine through the FrontLine Facility or the RSVP Commitment. As a result of these circumstances, the Company has taken a reserve against interest income accrued for the second quarter 2001 the loans under the FrontLine Facility and RSVP Commitment in the amount of approximately $3.5 million based on its assessment of the amounts expected to be received on these loans. In addition, based on current conditions, the Company expects to record a similar reserve in future periods. FrontLine's ability to meet its obligations as they come due, or repay the Company will depend upon, amongst other things, the outcome of certain events described above.

     Both the FrontLine Facility and the loans under the RSVP Commitment have a term of five years, are unsecured and advances under each are recourse obligations of FrontLine. Interest accrues on advances made under the credit facilities at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that are outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. In March 2001, the credit facilities were amended to provide that (i) interest is payable only at maturity and (ii) the Company may transfer all or any portion of its rights or obligations under the credit facilities to its affiliates. The Company requested these changes as a result of changes in REIT tax laws

     In addition to its interest in HQ, FrontLine also owns an interest in RSVP which invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements of Reckson Associates Realty Corp. (the "Company") and related notes thereto.

     The Company considers certain statements set forth herein to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Company's expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the timing and success of acquisitions and the completion of development or redevelopment of properties, the financing of the Company's operations, the ability to lease vacant space and the ability to renew or relet space under expiring leases, involve risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Company can give no assurance that its expectation will be achieved. Among those risks, trends and uncertainties are the general economic climate, including the conditions affecting industries in which our principal tenants compete; changes in the supply of and demand for office and industrial properties in the New York Tri-State area; changes in interest rate levels; downturns in rental rate levels in our markets and our ability to lease or release space in a timely manner at current or anticipated rental rate levels; the availability of financing to us or our tenants; changes in operating costs, including utility costs; repayment of debt owed to the Company by third parties (including FrontLine Capital Group); risks associated with joint ventures; and other risks associated with the development and acquisition of properties, including risks that development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's current operating and development plans and estimates. These plans and estimates are subject to revisions from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.


OVERVIEW AND BACKGROUND

     The Company is a self-administered and self-managed real estate investment trust ("REIT") specializing in the acquisition, leasing, financing, management and development of office and industrial properties. The Company's growth strategy is focused on the real estate markets in and around the New York tri-state area (the "Tri-State Area").

     The Company owns all of the interests in its real properties through Reckson Operating Partnership, L.P. (the "Operating Partnership"). As of June 30, 2001, the Company owned and operated 82 office properties (inclusive of ten office properties which are owned through joint ventures) comprising approximately 14.4 million square feet, 104 industrial properties comprising approximately 6.8 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area. The Company also owns a 357,000 square foot office building located in Orlando, Florida and approximately 290 acres of land in 13 separate parcels of which the Company can develop approximately 1.4 million square feet of office space and approximately 224,000 square feet of industrial space. The Company also has invested approximately $17.0 million in a note receivable secured by a partnership interest in Omni Partners, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York and $36.5 million under three notes which are secured by a minority partners' preferred interest in the Operating Partnership.

     During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc., ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). In connection with the formation of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. As of June 30, 2001, the Company had advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility on terms similar to the FrontLine Facility. During March 2001, the Company increased the RSVP Commitment to $110 million and as of June 30, 2001, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents advances loaned to FrontLine. In addition, as of June 30, 2001, the Company, through its unsecured credit facility, has allocated approximately $200,000 in outstanding undrawn letters of credit for the benefit of FrontLine. As of June 30, 2001, interest accrued under the FrontLine Facility and RSVP Commitment was approximately $19.6 million, of which approximately $5 million was accrued for the three month period ended June 30, 2001.

     FrontLine's primary business, HQ Global Holdings, Inc. ("HQ"), one of the largest providers of flexible officing solutions in the world, recently announced that the termination of the merger discussions between HQ and another officing solutions provider and the decline in the overall economic environment have negatively impacted its operating results. FrontLine also announced that it obtained relief for the second and third quarters of 2001 from both HQ's lenders and from the lender on its $25 million secured credit facility. FrontLine is in discussions with this secured lender concerning the extension of the secured credit facility beyond its current maturity during the third quarter 2001. FrontLine and HQ are currently in discussions with their lenders concerning the potential need for amendments to financial covenants for future periods. In addition, FrontLine has announced that it is considering seeking stockholder approval, if necessary, to issue shares of its common stock in lieu of cash, in the event certain put rights of holders of HQ common stock are exercised. The Company has formed a committee of its Board of Directors, comprised solely of independent directors, to consider any actions to be taken by the Company in connection with its loans to FrontLine through the FrontLine Facility or the RSVP Commitment. As a result of these circumstances, the Company has taken a reserve against interest income accrued for the second quarter 2001 on the loans under the FrontLine Facility and RSVP Commitment in the amount of approximately $3.5 million based on its assessment of the amounts expected to be received on those loans. In addition, based on current conditions, the Company expects to record a similar reserve in future periods. FrontLine's ability to meet its obligations as they come due, or repay the Company will depend upon, amongst other things, the outcome of certain events described above.

     Both the FrontLine Facility and the loans under the RSVP Commitment have a term of five years, are unsecured and advances under each are recourse obligations of FrontLine. Interest accrues on advances made under the credit facilities at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that are outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. In March 2001, the credit facilities were amended to provide that (i) interest is payable only at maturity and (ii) the Company may transfer all or any portion of its rights or obligations under the credit facilities to its affiliates. The Company requested these changes as a result of changes in REIT tax laws.

     In addition to its interest in HQ, FrontLine also owns an interest in RSVP which invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus.

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

     Metropolitan is 100% owned by the Company; Crescent owned a $85 million preferred equity investment in Metropolitan which accrued distributions at a rate of 7.5% per annum for a two-year period (May 24, 1999 through May 30, 2001). On May 31, 2001, at Crescent's election, Crescent converted its preferred equity investment into 3,453,881 shares of the Company's Class A common stock based on a conversion price of $24.61 per share.

     On September 28, 2000, the Company formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association and contributed eight Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV in exchange for approximately $136 million and a 51% majority ownership interest in the Tri-State JV.

     The market capitalization of the Company at June 30, 2001 was approximately $3.4 billion. The Company's market capitalization is based on the sum of (i) the market value of the Company's Class A common stock and common units of limited partnership interest in the Operating Partnership ("OP Units") (assuming conversion) of $23.00 per share/unit (based on the closing price of the Company's Class A common stock on June 29, 2001), (ii) the market value of the Company's Class B common stock of $24.61 per share (based on the closing price of the Company's Class B common stock on June 29, 2001), (iii) the liquidation preference value of the Company's Series A preferred and Series B preferred stock of $25 per share, (iv) the liquidation preference value of the Operating Partnership's preferred units of $1,000 per unit and (v) the approximately $1.5 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) of debt outstanding at June 30, 2001. As a result, the Company's total debt to total market capitalization ratio at June 30, 2001 equaled approximately 44.3%.


RESULTS OF OPERATIONS

     The Company's total revenues increased by $6.9 million or 5.5% for the three months ended June 30, 2001 as compared to the 2000 period. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $16.3 million or 14.9% for the three months ended June 30, 2001 as compared to the 2000 period. The increase in Property Operating Revenues is primarily attributable to $7.7 million from increases in occupancies and rental rates in our "same store" properties. In addition, $3.6 million of the increase was generated by developed and redeveloped properties. The Company's base rent reflects the positive impact of the straight-line rent adjustment of $10.9 million for the three months ended June 30, 2001 as compared to $8.3 million for the 2000 period. Included in the $10.9 million straight-line rent adjustment is $6.9 million attributable to 919 Third Avenue as compared to $4.3 million for the 2000 period. This amount is primarily attributable to the free rent period contained in the lease of the largest tenant in the building. The free rent period is effective through February 28, 2002. Other revenues (excluding Property Operating Revenues), decreased by $9.3 million or 57% for the three months ended June 30, 2001 as compared to the 2000 period. This decrease is primarily attributable to $6.7 million in gain on sales of real estate in the 2000 period with no asset sales in the 2001 period. In addition, this decrease was also attributable to the $3.5 million reserve against interest income accrued for the second quarter of 2001, relating to the FrontLine Facility and loans under the RSVP Commitment.

     Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $4.4 million or 12% for the three months ended June 30, 2001 as compared to the 2000 period. This increase is primarily due to an increase of $2.6 million in our "same-store" properties

     Gross Operating Margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the three months ended June 30, 2001 and 2000 were 67.4% and 66.5%, respectively. The increase in Gross Operating Margins is primarily attributable to the increase in rental rates and occupancy levels.

     Marketing, general and administrative expenses increased by approximately $1.9 million for the three months ended June 30, 2001 as compared to the 2000 period. The increase was primarily attributable to legal and professional fees incurred in connection with certain c ancelled acquisition transactions. Marketing, general and administrative expenses, as a percentage of total revenues, were 6.4% for the three months ended June 30, 2001 as compared to 5.2% for the 2000 period.

     Interest expense decreased by approximately $614,000 for the three months ended June 30, 2001 as compared to the 2000 period. The decrease was primarily attributable to a decrease in interest expense on the Company's variable rate debt due to lower interest rates.

     The Company's total revenues increased by $20.2 million or 8.3% for the six moths ended June 30, 2001 as compared to the 2000 period. Property Operating Revenues increased by $32.5 million or 15% for the six months ended June 30, 2001 as compared to the 2000 period. The increase in Property Operating Revenues is primarily attributable to $13.9 million from increases in occupancies and rental rates in our "same store" properties. In addition, $6.4 million of the increase was generated by developed and redeveloped properties. The Company's base rent reflects the positive impact of the straight-line rent adjustment of $22.1 million for the six months ended June 30, 2001 as compared to $12.8 million for the 2000 period. Included in the $22.1 million straight-line rent adjustment is $14.4 million attributable to 919 Third Avenue, as compared to $5.4 million for the 2000 period. This amount is primarily attributable to the free rent contained in the lease of the largest tenant in the building. The free rent period is effective through February 28, 2002. Other revenues (excluding Property Operating Revenues), decreased by $12.3 million or 45.9% for the six months ended June 30, 2001 as compared to the 2000 period. This decrease is primarily attributable to $6.7 million in gain on sales of real estate in the 2000 period with no asset sales in the 2001 period. In addition, this decrease was also attributable to the $3.5 million reserve against interest income accrued for the second quarter of 2001, relating to the FrontLine Facility and loans under the RSVP Commitment.

     Property Expenses increased by $7.1 million or 9.5% for the six months ended June 30, 2001 as compared to the 2000 period. This increase is primarily due to an increase of $4.6 million in our "same-store" properties.

     Marketing general and administrative expenses increased by $3.0 million for the six months ended June 30, 2001 as compared to the 2000 period. The increase was primarily attributable to legal and professional fees incurred in connection with certain cancelled acquisition transactions, increases in certain tenant and community relation costs and increases in compensation and related employee benefits. Marketing general and administrative expenses, as a percentage of total revenues, were 6.0% for the six months ended June 30, 2001 as compared to 5.3% for the 2000 period.

     Interest expense decreased by approximately $823,000 for the six months ended June 30, 2001 as compared to the 2000 period. The decrease was primarily attributable to a decrease in interest expense on the Company's variable rate debt due to lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, the Company had a three year $575 million unsecured revolving credit facility (the "Credit Facility") from The Chase Manhattan Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September 2003 and borrowings under the Credit Facility are currently priced off of LIBOR plus 105 basis points.

     The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At June 30, 2001, the Company had availability under the Credit Facility to borrow an additional $240.4 million (of which, approximately $34.1 million has been allocated for outstanding undrawn letters of credit).

     On June 1, 2001, the Company refinanced a $70 million short term variable rate mortgage note with a five year $75 million fixed rate mortgage note, which bears interest at 6.52% per annum. In addition, on July 18, 2001, the Company refinanced a $200 million short term variable rate mortgage note with a ten year $250 million fixed rate mortgage note, which bears interest at 6.867% per annum. The net proceeds of approximately $50.4 million received by the Company as a result of these refinancings was used to repay maturing fixed rate debt, the Credit Facility and for working capital purposes.

     On April 2, 2001, approximately 7,785 preferred units of limited partnership interest in the Operating Partnership, with a liquidation preference value of approximately $7.8 million, were exchanged for 305,706 OP Units at an average price of $25.47 per OP Unit. In addition, during the three months ended June 30, 2001, 352,878 OP Units were exchanged for an equal number of shares of the Company's Class A common stock.

     On May 31, 2001, in connection with Crescent's conversion of its $85 million preferred equity investment in Metropolitan, the Company issued 3,453,881 shares of Class A common stock.

     On May 24, 1999, the Company issued 11,694,567 shares of Class B Exchangeable Common Stock, par value $.01 per share, of the Company (the "Class B common stock"), which were valued for accounting principles generally accepted in the United States ("GAAP") purposes at $26 per share for total consideration of approximately $304.1 million. The shares of Class B common stock were entitled to receive an initial annual dividend of $2.24 per share, which dividend is subject to adjustment annually. On July 31, 2000, the annual dividend on the Class B Common Stock was increased to $2.5968 per share.

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

     The Board of Directors of the Company has authorized the purchase of up to three million shares of the Company's Class B common stock. In addition, the Board of Directors has also authorized the purchase of up to an additional three million shares of the Company's Class B common stock and/or its Class A common stock. The buy-back program will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. As of June 30, 2001, the Company had purchased and retired 1,410,804 shares of Class B common stock at an average price of $21.48 per Class B share and 4,204 shares of Class A common stock at an average price of $22.03 per Class A share for an aggregate purchase price of approximately $30.4 million.

     The Company's indebtedness at June 30, 2001 totaled approximately $1.5 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) and was comprised of $334.6 million outstanding under the Credit Facility, approximately $449.4 million of senior unsecured notes and approximately $717 million of mortgage indebtedness. Based on the Company's total market capitalization of approximately $3.4 billion at June 30, 2001 (calculated based on the sum of (i) the market value of the Company's Class A common stock and OP Units, assuming conversion, (ii) the market value of the Company's Class B common stock, (iii) the liquidation preference value of the Company's preferred stock, (iv) the liquidation preference value of the Operating Partnership's preferred units and (v) the $1.5 billion of debt), the Company's debt represented approximately 44.3% of its total market capitalization.

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

     The following table presents the Company's FFO calculation (unaudited and in thousands, except per share/unit data):





                                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                       JUNE 30,                        JUNE 30,
                                                             -----------------------------   -----------------------------
                                                                  2001            2000            2001            2000
                                                             -------------   -------------   -------------   -------------
Net income available to common shareholders ..............     $ 19,759        $ 22,971        $ 40,447        $ 38,814
Adjustments for basic funds from operations:
 Add:
   Limited partners' minority interest in the operating
    partnership ..........................................        2,616           3,083           5,331           5,361
   Real estate depreciation and amortization .............       26,727          21,937          49,715          42,552
   Minority partners' interests in consolidated
    partnerships .........................................        4,065           1,925           9,820           3,899
 Less:
   Gain on sales of real estate ..........................           --           6,662              --           6,662
   Amounts distributable to minority partners in
    consolidated partnerships ............................        5,104           2,136          10,805           4,517
                                                               --------        --------        --------        --------
Basic Funds From Operations ("FFO") ......................       48,063          41,118          94,508          79,447
 Add:
   Dividends and distributions on dilutive shares and
    units ................................................        6,958           9,451          14,637          19,029
                                                               --------        --------        --------        --------
 Diluted FFO .............................................     $ 55,021        $ 50,569        $109,145        $ 98,476
                                                               ========        ========        ========        ========
Basic FFO calculations:
 Weighted average common shares outstanding ..............       57,505          51,627          56,641          51,146
 Weighted average units of limited partnership interest
   outstanding ...........................................        7,763           7,695           7,728           7,697
                                                               --------        --------        --------        --------
 Basic weighted average common shares and units
   outstanding ...........................................       65,268          59,322          64,369          58,843
                                                               ========        ========        ========        ========
 Basic FFO per weighted average common share or unit .....     $    .74        $    .69        $   1.47        $   1.35
 Basic weighted average dividends or distributions per
   share or unit .........................................     $    .46        $    .42        $    .88        $    .83
 Basic FFO payout ratio ..................................         62.1%           60.8%           59.8%           61.2%
Diluted FFO calculations:
 Basic weighted average common shares and units
   outstanding ...........................................       65,268          59,322          64,369          58,843
 Adjustments for dilutive FFO weighted average shares
   and units outstanding:
   Add:
    Weighted average common stock equivalents ............          378             357             422             342
    Weighted average shares of Series A Preferred
      Stock ..............................................        8,060           8,060           8,060           8,060
    Weighted average shares of Series B Preferred
      Stock ..............................................        1,919           5,294           1,919           5,526
    Weighted average shares of minority partners
      preferred interest .................................        2,277           3,454           2,862           3,454
    Weighted average units of preferred limited
      partnership interest ...............................        1,127           1,367           1,246           1,367
                                                               --------        --------        --------        --------
 Dilutive FFO weighted average shares and units
   outstanding ...........................................       79,029          77,854          78,878          77,592
                                                               ========        ========        ========        ========
 Diluted FFO per weighted average share or unit ..........     $    .70        $    .65        $   1.38        $   1.27
 Diluted weighted average dividends or distributions per
   share or unit .........................................     $    .45        $    .41        $    .87        $    .81
 Diluted FFO payout ratio ................................         64.9%           63.6%           62.6%           63.8%

     The following table presents the Company's CAD calculation (unaudited and in thousands, except per share/unit data):



                                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                           JUNE 30,                         JUNE 30,
                                                                 -----------------------------   ------------------------------
                                                                      2001            2000            2001            2000
                                                                 -------------   -------------   -------------   -------------
Basic Funds From Operations ..................................     $ 48,063        $ 41,118        $ 94,508        $ 79,447
Adjustments for basic cash available for distribution:
 Less:
   Straight line rents (Note a) ..............................       10,854           8,300          22,013          12,838
   Non-incremental capitalized tenant improvements and
    leasing commissions ......................................        4,098           1,873           6,744           4,743
   Non-incremental capitalized improvements ..................        1,629           1,446           2,264           2,697
                                                                   --------        --------        --------        --------
Basic Cash Available for Distribution ("CAD") ................       31,482          29,499          63,487          59,169
 Add:
   Dividends and distributions on dilutive shares and units           1,491           9,451           3,745          19,029
                                                                   --------        --------        --------        --------
 Diluted CAD .................................................     $ 32,973        $ 38,950        $ 67,232        $ 78,198
                                                                   ========        ========        ========        ========
Basic CAD calculations:
 Weighted average common shares outstanding ..................       57,505          51,627          56,641          51,146
 Weighted average units of limited partnership interest
   outstanding ...............................................        7,763           7,695           7,728           7,697
                                                                   --------        --------        --------        --------
 Basic weighted average common shares and units
   outstanding ...............................................       65,268          59,322          64,369          58,843
                                                                   ========        ========        ========        ========
 Basic CAD per weighted average common share or unit .........     $    .48        $    .50        $    .99        $   1.01
 Basic weighted average dividends or distributions per
   share or unit .............................................     $    .46        $    .42        $    .88        $    .83
 Basic CAD payout ratio ......................................         94.8%           84.7%           89.0%           82.1%
Diluted CAD calculations:
 Basic weighted average common shares and units
   outstanding ...............................................       65,268          59,322          64,369          58,843
 Adjustments for dilutive CAD weighted average shares
   and units outstanding:
   Add:
    Weighted average common stock equivalents ................          378             357             422             342
    Weighted average shares of Series A Preferred Stock                  --           8,060              --           8,060
    Weighted average shares of Series B Preferred Stock                  --           5,294              --           5,526
    Weighted average shares of minority
      partners'preferred interest ............................        2,277           3,454           2,862           3,454
    Weighted average units of preferred limited
      partnership interest ...................................        1,127           1,367           1,246           1,367
                                                                   --------        --------        --------        --------
 Dilutive CAD weighted average shares and units
   outstanding ...............................................       69,050          77,854          68,899          77,592
                                                                   ========        ========        ========        ========
 Diluted CAD per weighted average share or unit ..............     $    .48        $    .50        $    .98        $   1.01
 Diluted weighted average dividends or distributions per
   share or unit .............................................     $    .46        $    .41        $    .87        $    .81
 Diluted CAD payout ratio ....................................         95.4%           82.5%           89.5%           80.3%

----------
Notes:

(a) Includes straight-line rental income attributable to the property located at 919 Third Avenue, New York, N.Y. of $6,880, $4,309, $14,384 and $5,384,
    respectively.

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

     The following table sets forth the Company's long term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at June 30, 2001 (dollars in thousands):





                                          FOR THE YEAR ENDED DECEMBER 31,
                       ----------------------------------------------------------------------
                            2001          2002          2003          2004           2005
                       ------------- ------------- ------------- -------------- -------------
Long term debt:
 Fixed rate ..........   $  19,424     $  17,381     $   9,696     $  113,107     $  11,361
 Weighted average
   interest rate .....        7.55%         7.77%         7.68%          7.49%         7.70%
 Variable rate .......   $      --     $      --     $ 534,600     $       --     $      --
 Weighted average
   interest rate .....          --            --          5.38%            --            --




                         THEREAFTER      TOTAL(1)         FMV
                       -------------- -------------- ------------
Long term debt:
 Fixed rate ..........   $  809,201     $  980,170    $ 982,950
 Weighted average
   interest rate .....         7.47%          7.48%
 Variable rate .......   $       --     $  534,600    $ 534,600
 Weighted average
   interest rate .....           --           5.38%


----------
(1) Includes unamortized issuance discounts of $576,000 on the 5 and 10 year senior unsecured notes issued on March 26, 1999 which are due at maturity.


     In addition, the Company has assessed the market risk for its variable rate debt, which is based upon LIBOR, and believes that a one percent increase in the LIBOR rate would have an approximate $5.3 million annual increase in interest expense based on approximately $534.6 million of variable rate debt outstanding at June 30, 2001.

     The following table sets forth the Company's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at June 30, 2001 (dollars in thousands):

                                     FOR THE YEAR ENDED DECEMBER 31,
                           ---------------------------------------------------
                              2001        2002      2003       2004      2005   THEREAFTER    TOTAL (2)       FMV
                           ---------- ------------ ------ ------------- ------ ------------ ------------- -----------
Mortgage notes and notes
 receivable:
 Fixed rate ..............  $     8     $  1,165    $ --    $  36,500    $ --  $  16,990     $  54,663    $ 56,009
 Weighted average
   Interest rate .........     9.00%        9.00%     --        10.23%     --       11.65%        10.64%

----------
(2) Excludes interest receivables aggregating approximately $560,000.

NON-INCREMENTAL  REVENUE  GENERATING  CAPITAL  EXPENDITURES,  TENANT IMPROVEMENT
                          COSTS AND LEASING COMMISSIONS
The following table summarizes the expenditures incurred for capital expenditures for the entire portfolio and tenant improvements and leasing commissions for space leased at the Company's office and industrial properties for the six month period ended June 30, 2001 and the historical of such capital expenditures, tenant improvements and leasing commissions for the years 1997 through 2000.


            NON-INCREMENTAL REVENUE GENERATING CAPITAL EXPENDITURES

                                                                                                              SIX MONTHS
                                                                                              1997-2000         ENDED
                                 1997            1998            1999            2000          AVERAGE        30-JUN-01
                           --------------- --------------- --------------- --------------- --------------- ---------------
SUBURBAN OFFICE PROPERTIES
 Total ...................   $ 1,108,675     $ 2,004,976     $ 2,298,899     $ 3,289,116     $ 2,175,417     $ 1,443,882
 Per Square Foot .........          0.22            0.23            0.23            0.33            0.25            0.14

CBD OFFICE PROPERTIES
 Total ...................           N/A             N/A             N/A     $   946,718     $   946,718     $   641,809
 Per Square Foot .........           N/A             N/A             N/A            0.38            0.38            0.18

INDUSTRIAL PROPERTIES
 Total ...................   $   733,233     $ 1,205,266     $ 1,048,688     $   813,431     $   950,155     $   309,398
 Per Square Foot .........          0.15            0.12            0.11            0.11            0.12     $      0.05


NON-INCREMENTAL REVENUE GENERATING TENANT IMPROVEMENTS AND LEASING COMMISSIONS




                                                                                                                     SIX MONTHS
                                                                                                      1997-2000        ENDED
                                         1997            1998            1999            2000          AVERAGE       30-JUN-01
                                    -------------- --------------- --------------- --------------- --------------- -------------
LONG ISLAND OFFICE PROPERTIES
 Tenant Improvements ..............   $  784,044     $ 1,140,251     $ 1,009,357     $ 2,853,706     $ 1,466,840    $  702,596
 Per Square Foot Improved .........         7.00            3.98            4.73            6.99            5.68          9.50
 Leasing Commissions ..............   $  415,822     $   418,191     $   551,762     $ 2,208,604     $   898,595    $  333,643
 Per Square Foot Leased ...........         4.83            1.46            2.59            4.96            3.46          4.51
                                      ----------     -----------     -----------     -----------     -----------    ----------
 Total Per Square Foot ............   $    11.83     $      5.44     $      7.32     $     11.95     $      9.14    $    14.01
                                      ==========     ===========     ===========     ===========     ===========    ==========
WESTCHESTER OFFICE PROPERTIES
 Tenant Improvements ..............   $1,211,665     $   711,160     $ 1,316,611     $ 1,860,027     $ 1,274,866    $1,358,938
 Per Square Foot Improved .........         8.90            4.45            5.62            5.72            6.17          6.06
 Leasing Commissions ..............   $  366,257     $   286,150     $   457,730     $   412,226     $   380,591    $   39,295
 Per Square Foot Leased ...........         2.69            1.79            1.96            3.00            2.36          0.17
                                      ----------     -----------     -----------     -----------     -----------    ----------
 Total Per Square Foot ............   $    11.59     $      6.24     $      7.58     $      8.72     $      8.53    $     6.23
                                      ==========     ===========     ===========     ===========     ===========    ==========
CONNECTICUT OFFICE PROPERTIES
 Tenant Improvements ..............   $1,022,421     $   202,880     $   179,043     $   385,531     $   447,469    $  175,648
 Per Square Foot Improved .........        13.39            5.92            4.88            4.19            7.10          2.14
 Leasing Commissions ..............   $  256,615     $   151,063     $   110,252     $   453,435     $   242,841    $  182,516
 Per Square Foot Leased ...........         3.36            4.41            3.00            4.92            3.92          2.22
                                      ----------     -----------     -----------     -----------     -----------    ----------
 Total Per Square Foot ............   $    16.75     $     10.33     $      7.88     $      9.11     $     11.02    $     4.36
                                      ==========     ===========     ===========     ===========     ===========    ==========
NEW JERSEY OFFICE PROPERTIES
 Tenant Improvements ..............          N/A     $   654,877     $   454,054     $ 1,580,323     $   896,418    $  737,260
 Per Square Foot Improved .........          N/A            3.78            2.29            6.71            4.26          5.30
 Leasing Commissions ..............          N/A     $   396,127     $   787,065     $ 1,031,950     $   738,381    $  904,348
 Per Square Foot Leased ...........          N/A            2.08            3.96            4.44            3.49          6.51
                                      ----------     -----------     -----------     -----------     -----------    ----------
 Total Per Square Foot ............          N/A     $      5.86     $      6.25     $     11.15     $      7.75    $    11.81
                                      ==========     ===========     ===========     ===========     ===========    ==========
NEW YORK CITY OFFICE
 PROPERTIES
 Tenant Improvements ..............          N/A             N/A             N/A     $    65,267     $    65,267    $  738,800
 Per Square Foot Improved .........          N/A             N/A             N/A            1.79            1.79         17.20
 Leasing Commissions ..............          N/A             N/A             N/A     $   418,185     $   418,185    $1,025,394
 Per Square Foot Leased ...........          N/A             N/A             N/A           11.50           11.50         23.87
                                      ----------     -----------     -----------     -----------     -----------    ----------
 Total Per Square Foot ............          N/A             N/A             N/A     $     13.29     $     13.29    $    41.07
                                      ==========     ===========     ===========     ===========     ===========    ==========
INDUSTRIAL PROPERTIES
 Tenant Improvements ..............   $  230,466     $   283,842     $   375,646     $   650,216     $   385,043    $   34,650
 Per Square Foot Improved .........         0.55            0.76            0.25            0.95            0.63          0.17
 Leasing Commissions ..............   $   81,013     $   200,154     $   835,108     $   436,506     $   388,195    $   50,055
 Per Square Foot Leased ...........         0.19            0.44            0.56            0.64            0.46          0.25
                                      ----------     -----------     -----------     -----------     -----------    ----------
 Total Per Square Foot ............   $     0.75     $      1.20     $      0.81    $      1.59     $      1.09    $     0.42
                                      ==========     ===========     ===========     ===========     ===========    ==========

                                LEASE EXPIRATIONS
     The following table sets forth scheduled lease expirations for executed leases as of June 30, 2001:


LONG ISLAND OFFICE PROPERTIES (EXCLUDING OMNI):





           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2001 ........................        28             131,751              3.8%           $ 22.25         $ 24.34
2002 ........................        34             165,933              4.8%           $ 21.91         $ 24.68
2003 ........................        52             375,400             10.9%           $ 22.95         $ 25.36
2004 ........................        49             286,257              8.3%           $ 23.24         $ 26.15
2005 ........................        70             604,700             17.5%           $ 23.30         $ 26.18
2006 ........................        19             106,482              3.1%           $ 26.62         $ 30.38
2007 AND THEREAFTER .........        88           1,787,057             51.6%                --              --
                                     --           ---------            -----
TOTAL .......................       340           3,457,580            100.0%
                                    ===           =========            =====

OMNI:




           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2001 ........................         2              8,663               1.5%           $ 30.48         $ 33.48
2002 ........................         4             53,127               9.2%           $ 34.55         $ 37.91
2003 ........................         4             58,018              10.0%           $ 30.22         $ 34.97
2004 ........................         4            112,414              19.5%           $ 26.14         $ 34.15
2005 ........................         7             59,166              10.2%           $ 27.99         $ 35.26
2006 ........................         1              9,749               1.7%           $ 35.21         $ 38.02
2007 AND THEREAFTER .........        10            276,259              47.9%                --              --
                                     --            -------             -----
TOTAL .......................        32            577,396             100.0%
                                     ==            =======             =====

INDUSTRIAL PROPERTIES:




           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2001 ........................        15             307,259              6.3%            $ 5.89          $ 7.36
2002 ........................        28             246,504              5.0%            $ 6.47          $ 7.32
2003 ........................        28             733,434             14.9%            $ 5.35          $ 6.26
2004 ........................        33             623,753             12.7%            $ 6.25          $ 7.32
2005 ........................        22             427,994              8.7%            $ 5.93          $ 7.97
2006 ........................        33             888,693             18.1%            $ 6.36          $ 7.81
2007 AND THEREAFTER .........        38           1,680,440             34.3%                --              --
                                     --          ----------            -----
TOTAL .......................       197           4,908,077            100.0%
                                    ===          ==========            =====

RESEARCH AND DEVELOPMENT PROPERTIES:




           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2001 ........................         6             286,946             22.0%           $  5.53         $  6.94
2002 ........................         3             118,620              9.1%           $ 10.19         $ 11.82
2003 ........................         4              37,938              2.9%           $  9.20         $ 10.15
2004 ........................         9              99,218              7.6%           $ 13.86         $ 15.02
2005 ........................         4             357,440             27.4%           $  8.24         $ 10.76
2006 ........................         6              90,217              6.9%           $ 17.36         $ 20.07
2007 AND THEREAFTER .........        14             314,417             24.1%                --              --
                                     --             -------            -----
TOTAL .......................        46           1,304,796            100.0%
                                     ==           =========            =====

WESTCHESTER OFFICE PROPERTIES:




           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2001 ........................        16              56,421              1.8%           $ 21.55         $ 24.01
2002 ........................        48             419,902             13.7%           $ 21.18         $ 21.51
2003 ........................        44             246,101              8.0%           $ 21.76         $ 22.80
2004 ........................        31             172,746              5.6%           $ 21.12         $ 22.06
2005 ........................        50             389,628             12.7%           $ 24.98         $ 25.29
2006 ........................        31             692,851             22.6%           $ 22.76         $ 24.70
2007 AND THEREAFTER .........        41           1,086,508             35.6%                --              --
                                     --           ---------            -----
TOTAL .......................       261           3,064,157            100.0%
                                    ===           =========            =====

STAMFORD OFFICE PROPERTIES:




           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2001 ........................        19              44,758              4.2%           $ 19.99         $ 22.03
2002 ........................        18              84,104              8.0%           $ 27.53         $ 28.30
2003 ........................        17             120,969             11.4%           $ 31.07         $ 31.75
2004 ........................        21             228,220             21.6%           $ 22.01         $ 22.81
2005 ........................        26             122,242             11.6%           $ 26.66         $ 28.62
2006 ........................        19             273,947             25.9%           $ 25.53         $ 25.15
2007 AND THEREAFTER .........        16             182,285             17.3%                --              --
                                     --             -------            -----
TOTAL .......................       136           1,056,525            100.0%
                                    ===           =========            =====

NEW JERSEY OFFICE PROPERTIES:




           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2001 ........................        10             158,351              8.2%           $ 17.36         $ 17.63
2002 ........................        19             144,155              7.4%           $ 20.20         $ 20.99
2003 ........................        17             307,840             15.8%           $ 18.86         $ 18.94
2004 ........................        29             227,106             11.7%           $ 22.59         $ 23.44
2005 ........................        24             279,093             14.4%           $ 23.09         $ 23.79
2006 ........................        14             150,607              7.8%           $ 24.52         $ 25.75
2007 AND THEREAFTER .........        18             675,409             34.7%                --              --
                                     --             -------            -----
TOTAL .......................       131           1,942,561            100.0%
                                    ===           =========            =====

NEW YORK CITY OFFICE




           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2001 ........................         9              60,261              1.8%           $ 32.00         $ 32.91
2002 ........................        20             189,578              5.6%           $ 32.57         $ 33.52
2003 ........................         7             115,726              3.4%           $ 31.89         $ 32.68
2004 ........................        19             218,239              6.4%           $ 36.46         $ 39.35
2005 ........................        38             446,810             13.2%           $ 36.04         $ 37.80
2006 ........................        48             343,182             10.1%           $ 30.00         $ 31.17
2007 AND THEREAFTER .........        71           2,014,494             59.5%                --              --
                                     --           ---------            -----
TOTAL .......................       212           3,388,290            100.0%
                                    ===           =========            =====

----------------
(1) Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
(2) Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings -- None
Item 2. Changes in Securities and use of proceeds

     On May 31, 2001, the Registrant issued 3,453,881 shares of its Class A common stock to Crescent in connection with Crescent's conversion of its $85 million preferred equity interest in Metropolitan Partners LLC, based on a conversion price of $24.61 per share. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     During the three months ended June 30, 2001, the Registrant issued 352,878 shares of its Class A common stock, par value $0.01 per share, in exchange for an equal number of units of general partnership interest of the Operating Partnership. These transactions were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities -- None
Item 4. Submission of Matters to a Vote of Securities Holders


     On May 24, 2001, the Company held its annual meeting of stockholders. The matters on which the stockholders voted, in person or by proxy, were (1) the election of three nominees as Class III directors to serve until the 2004 annual meeting of stockholders and until their respective successors are duly elected and qualified and (2) to ratify the selection of the independent auditors of the Company. The three nominees were elected and the auditors were ratified. The results of the voting are set forth below:





      ELECTION OF DIRECTORS          VOTES CAST FOR     VOTES CAST AGAINST
---------------------------------   ----------------   -------------------
          Roger Rechler               29,351,625               N/A
           Harvey Blau                35,384,369               N/A
         John V.N. Klein              35,383,591               N/A

       RATIFICATION OF AUDITORS       38,198,639             147,295
---------------------------------

Item 5. Other information -- None
Item 6. Exhibits and Reports on Form 8-K


     a) Exhibits


       10.1 - Loan agreement dated as of June 1, 2001, between 1350 LLC, as Borrower, and Secore Financial Corporation, as Lender.


       10.2 - Loan agreement dated as of July 18, 2001, between Metropolitan 919 3rd Avenue, LLC, as Borrower, and Secore Financial Corporation, as Lender.


     b) During the three months ended June 30, 2001, the Registrant filed the following reports on Form 8-K:


     On May 3, 2001, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit its first quarter presentation in satisfaction of the requirements of Regulation FD.


     On May 4, 2001, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit supplemental operating and financial data for the quarter ended March 31, 2001 in satisfaction of the requirements of Regulation FD.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



RECKSON ASSOCIATES REALTY CORP.
By:   \s\ Scott H. Rechler                /s/ Michael Maturo
   ----------------------------------     -------------------------------------
   Scott H. Rechler, Co-Chief Executive   Michael Maturo, Executive Vice President,
    Officer and President                  Treasurer and Chief Financial Officer
DATE: August 13, 2001