Form 10-Q
period 2001-09-30
RECKSON ASSOCIATES REALTY CORP
filed 2001-11-13
CIK 930548

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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


                                 (631) 694-6900
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)
               ---------------------------------------------------

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) YES X NO__, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO .

               ---------------------------------------------------

      THE COMPANY HAS TWO CLASSES OF COMMON STOCK, ISSUED AT $.01 PAR VALUE PER SHARE WITH 49,876,552 AND 10,283,513 SHARES OF CLASS A COMMON STOCK AND CLASS B COMMON STOCK OUTSTANDING, RESPECTIVELY AS OF NOVEMBER 9, 2001

               ---------------------------------------------------

                         RECKSON ASSOCIATES REALTY CORP.
                                QUARTERLY REPORT
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS


       INDEX                                                                                                         PAGE
----------------------------------------------------------------------------------------------------------------------------
       PART I.  FINANCIAL INFORMATION
----------------------------------------------------------------------------------------------------------------------------

       Item 1.           Financial Statements

                         Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000.....  2

                         Consolidated Statements of Operations  for the three and nine months ended
                         September 30, 2001 and 2000 (unaudited)....................................................  3

                         Consolidated Statements of Cash Flows for the nine months ended
                         September 30, 2001 and 2000 (unaudited)....................................................  4

                         Notes to the Consolidated Financial Statements (unaudited).................................  5

       Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations...... 14

       Item 3.           Quantitative and Qualitative Disclosures about Market Risk ................................ 22
----------------------------------------------------------------------------------------------------------------------------
       PART II. OTHER INFORMATION
----------------------------------------------------------------------------------------------------------------------------
       Item 1.           Legal Proceedings.......................................................................... 28
       Item 2.           Changes in Securities and Use of Proceeds.................................................. 28
       Item 3.           Defaults Upon Senior Securities............................................................ 28
       Item 4.           Submission of Matters to a Vote of Securities Holders...................................... 28
       Item 5.           Other Information.......................................................................... 28
       Item 6.           Exhibits and Reports on Form 8-K........................................................... 28
----------------------------------------------------------------------------------------------------------------------------
       SIGNATURES                                                                                                    28
----------------------------------------------------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                         RECKSON ASSOCIATES REALTY CORP.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)



                                                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                                                        2001               2000
                                                                                                     -----------        -----------
                                                                                                     (Unaudited)
ASSETS:
Commercial real estate properties, at cost:
    Land .....................................................................................       $   389,186        $   396,482
    Building and improvements ................................................................         2,281,906          2,219,448
Developments in progress:
    Land .....................................................................................            68,734             60,918
    Development costs ........................................................................            74,198             93,759
Furniture, fixtures and equipment ............................................................             7,418              7,138
                                                                                                     -----------        -----------
                                                                                                       2,821,442          2,777,745
Less accumulated depreciation ................................................................          (346,315)          (288,479)
                                                                                                     -----------        -----------
                                                                                                       2,475,127          2,489,266

Investments in real estate joint ventures ....................................................             5,663              5,348
Investments in mortgage notes and notes receivable ...........................................            55,721             58,220
Investments in service companies and affiliate loans and joint ventures ......................            80,569            215,660
Cash and cash equivalents ....................................................................            38,466             17,843
Tenant receivables ...........................................................................            10,065             11,511
Deferred rents receivable ....................................................................            96,773             67,930
Prepaid expenses and other assets ............................................................            32,164             68,895
Contract and land deposits and pre-acquisition costs .........................................             3,481              1,676
Deferred leasing and loan costs ..............................................................            63,622             61,681
                                                                                                     -----------        -----------
TOTAL ASSETS .................................................................................       $ 2,861,651        $ 2,998,030
                                                                                                     ===========        ===========

LIABILITIES:
Mortgage notes payable .......................................................................       $   762,526        $   728,971
Unsecured credit facility ....................................................................           246,600            216,600
Senior unsecured notes .......................................................................           449,443            449,385
Accrued expenses and other liabilities .......................................................            74,491             95,393
Dividends and distributions payable ..........................................................            32,952             28,801
                                                                                                     -----------        -----------
TOTAL LIABILITIES ............................................................................         1,566,012          1,519,150
                                                                                                     -----------        -----------
Minority partners' interests in consolidated partnerships ....................................           140,845            226,350
Preferred unit interest in the operating partnership .........................................            30,965             42,518
Limited partners' minority interest in the operating partnership .............................            83,140             97,353
                                                                                                     -----------        -----------
                                                                                                         254,950            366,221
                                                                                                     -----------        -----------
Commitments and other comments ...............................................................                --                 --

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 25,000,000 shares authorized ................................                92                 92
    Series A preferred stock, 9,192,000 shares issued and outstanding
    Series B preferred stock, 2,000,000 shares issued and outstanding ........................                20                 20
Common Stock, $.01 par value, 100,000,000 shares authorized
    Class A common stock, 49,806,885 and 45,352,286 shares issued and outstanding,
       respectively ..........................................................................               498                454
    Class B common stock, 10,283,513 shares issued and outstanding ...........................               103                103
Additional paid in capital ...................................................................         1,039,976          1,111,990
                                                                                                     -----------        -----------
Total Stockholders' Equity ...................................................................         1,040,689          1,112,659
                                                                                                     -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................................       $ 2,861,651        $ 2,998,030
                                                                                                     ===========        ===========


                (SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS)

                         RECKSON ASSOCIATES REALTY CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)



                                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                             -------------------------    -------------------------
                                                                                2001           2000          2001           2000
                                                                             ----------    -----------    -----------    ----------
REVENUES:
Base rents ...............................................................   $  111,394    $   100,854    $   330,072    $  291,353
Tenant escalations and reimbursements ....................................       15,328         14,900         45,438        40,730
Equity in earnings of real estate joint ventures and service companies....          505            706          1,704         3,893
Interest income on mortgage notes and notes receivable ...................        1,584          1,901          4,651         6,377
Gain on sales of real estate .............................................          972         15,206            972        21,868
Investment and other income ..............................................        3,244          6,735         13,463        19,194
                                                                             ----------    -----------    -----------    ----------
    Total Revenues .......................................................      133,027        140,302        396,300       383,415
                                                                             ----------    -----------    -----------    ----------

EXPENSES:
Property operating expenses ..............................................       44,231         41,255        126,099       115,778
Marketing, general and administrative ....................................        7,679          6,930         23,587        20,151
Interest .................................................................       23,510         24,651         70,703        72,667
Depreciation and amortization ............................................       26,528         24,083         77,221        67,520
                                                                             ----------    -----------    -----------    ----------
     Total Expenses ......................................................      101,948         96,919        297,610       276,116
                                                                             ----------    -----------    -----------    ----------
Income before minority interests, preferred dividends and distributions, valuation reserves on investments in affiliate loans and joint ventures
    and extraordinary loss................................................       31,079         43,383         98,690       107,299

Minority partners' interests in consolidated partnerships ................       (3,065)        (1,874)       (12,885)       (5,773)
Distributions to preferred unit holders ..................................         (509)          (660)        (1,630)       (1,981)
Valuation reserves on investments in affiliate loans and joint ventures ..     (163,000)            --       (163,000)           --
Limited partners' minority interest in the operating partnership .........       14,657         (4,050)         9,326        (9,411)
                                                                             ----------    -----------    -----------    ----------
Income (loss) before dividends to preferred shareholders and extraordinary
    loss .................................................................     (120,838)        36,799        (69,499)       90,134
Extraordinary loss on extinguishment of debt, net of limited partners'
    minority interest share of $303, $175, $303 and $175,
    respectively .........................................................       (2,595)        (1,396)        (2,595)       (1,396)
                                                                             ----------    -----------    -----------    ----------

Net Income (loss) ........................................................     (123,433)        35,403        (72,094)       88,738
Dividends to preferred shareholders ......................................       (5,487)        (5,425)       (16,379)      (19,946)
                                                                             ----------    -----------    -----------    ----------
Net income (loss) available to common shareholders .......................   $ (128,920)   $    29,978    $   (88,473)   $   68,792
                                                                             ==========    ===========    ===========    ==========

Net Income (loss) available to:

    Class A common .......................................................   $  (97,944)   $    22,143    $   (67,526)   $   50,244
    Class B common .......................................................      (30,976)         7,835        (20,947)       18,548
                                                                             ----------    -----------    -----------    ----------
Total ....................................................................   $ (128,920)   $    29,978    $   (88,473)   $   68,792
                                                                             ==========    ===========    ===========    ==========

Basic net income (loss) per weighted average common share before extraordinary loss:

    Class A common shareholders ..........................................   $     (1.93)  $       .51    $     (1.38)   $     1.21
    Extraordinary loss per Class A common share ..........................          (.04)         (.02)          (.04)         (.02)
                                                                             -----------   -----------    -----------    ----------
    Basic net income (loss) per weighted average Class A common share ....   $     (1.97)  $       .49    $     (1.42)   $     1.19
                                                                             ===========   ===========    ===========    ==========
    Class B common shareholders ..........................................   $     (2.95)  $       .80    $     (1.98)   $     1.84
    Extraordinary loss per Class B common share ..........................          (.06)         (.04)          (.06)         (.04)
                                                                             -----------   -----------    ------------   ----------
    Basic net income (loss) per weighted average Class B common share ....   $     (3.01)  $       .76    $     (2.04)   $     1.80
                                                                             ===========   ===========    ============   ==========

Basic weighted average common shares outstanding:
    Class A common .......................................................    49,715,423    45,178,451      47,489,129   42,311,751
    Class B common .......................................................    10,283,513    10,283,513      10,283,513   10,283,541

Diluted net income (loss) per weighted average common share:
    Class A common .......................................................   $     (1.97)  $       .48    $      (1.42)  $     1.18
                                                                             ===========   ===========    ============   ==========
    Class B common .......................................................   $     (3.01)  $       .53    $      (2.04)  $     1.28
                                                                             ===========   ===========    ============   ==========
Diluted weighted average common shares outstanding:
    Class A common .......................................................    49,715,423    49,818,354      47,489,129   42,735,828
    Class B common .......................................................    10,283,513    10,283,513      10,283,513   10,283,541



                (SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS)

                         RECKSON ASSOCIATES REALTY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)



                                                                                                             NINE MONTHS ENDED
                                                                                                                SEPTEMBER 30,
                                                                                                         --------------------------
                                                                                                           2001             2000
                                                                                                         ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS) ................................................................................       $ (72,094)       $  88,738
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization ..............................................................          77,221           67,520
      Gain on sales of real estate ...............................................................            (972)         (21,868)
      Valuation reserves on investments in affiliate loans and joint ventures ....................         163,000               --
      Minority partners' interests in consolidated partnerships ..................................          12,885            5,773
      Extraordinary loss on extinguishment of debts ..............................................           2,595            1,396
      Limited partners' minority interest in the operating partnership ...........................          (9,326)           9,411
      Equity in earnings of real estate joint ventures and service companies .....................          (1,704)          (3,893)
 Changes in operating assets and liabilities:
      Tenant receivables .........................................................................           1,446              438
      Real estate tax escrows ....................................................................          (2,037)           2,112
      Prepaid expenses and other assets ..........................................................          13,028           (7,592)
      Deferred rents receivable ..................................................................         (28,843)         (21,778)
      Accrued expenses and other liabilities .....................................................         (18,009)             615
                                                                                                         ---------        ---------
      Net cash provided by operating activities ..................................................         137,190          120,872
                                                                                                         ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Increase in contract deposits and pre-acquisition costs ....................................          (2,897)         (11,893)
      Additions to developments in progress ......................................................          (3,606)         (11,668)
      Purchases of commercial real estate properties .............................................              --         (184,613)
      Proceeds from mortgage note receivable repayments ..........................................           2,949            5,213
      Investments in affiliate joint ventures ....................................................         (25,056)          (7,450)
      Distribution from a real estate joint venture ..............................................              --              312
      Additions to commercial real estate properties .............................................        (121,703)         (32,772)
      Additions to furniture, fixtures and equipment .............................................            (324)            (707)
      Payment of leasing costs ...................................................................          (6,264)         (15,465)
      Proceeds from sales of real estate and mortgage redemption .................................          73,550           42,594
                                                                                                         ---------        ---------
      Net cash used in investing activities ......................................................         (83,351)        (216,449)
                                                                                                         ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock net of issuance costs ...............................           1,790            3,999
      Proceeds from redemption of KTR preferred securities .......................................          35,700           19,903
      Principal payments on secured borrowings ...................................................        (291,445)         (25,518)
      Payment of loan and equity issuance costs ..................................................          (5,944)          (7,643)
      Increase in investments in affiliate loans and service companies ...........................         (12,382)          (4,161)
      Proceeds from secured borrowings ...........................................................         325,000           97,163
      Proceeds from unsecured credit facility ....................................................         128,000          659,600
      Repayment of unsecured credit facility and term loan .......................................         (98,000)        (669,600)
      Contributions by minority partners in consolidated partnerships ............................              --          135,975
      Distributions to minority partners in consolidated partnerships ............................         (13,390)          (6,893)
      Distributions to limited partners in the operating partnership .............................          (9,181)          (8,684)
      Distributions to preferred unit holders ....................................................          (1,749)          (1,981)
      Dividends to common shareholders ...........................................................         (75,278)         (63,785)
      Dividends to preferred shareholders ........................................................         (16,337)         (21,212)
                                                                                                         ---------        ---------
      Net cash provided by (used in) financing activities ........................................         (33,216)         107,163
                                                                                                         ---------        ---------

      Net increase in cash and cash equivalents ..................................................          20,623           11,586
      Cash and cash equivalents at beginning of period ...........................................          17,843           21,368
                                                                                                         ---------        ---------
      Cash and cash equivalents at end of period .................................................       $  38,466        $  32,954
                                                                                                         =========        =========





                (SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS)

                         RECKSON ASSOCIATES REALTY CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

The Company was incorporated in Maryland in September 1994. In September 1995, the Company completed an Initial Public Offering (the "IPO") and commenced operations.

The Company became the sole general partner of Reckson Operating Partnership, L.P. (the "Operating Partnership") by contributing substantially all of the net proceeds of the IPO, in exchange for an approximate 73% interest in the Operating Partnership. All Properties acquired by the Company are held by or through the Operating Partnership. In conjunction with the IPO, the Operating Partnership executed various option and purchase agreements whereby it issued common units of limited partnership interest in the Operating Partnership ("OP Units") to certain continuing investors in exchange for (i) interests in certain property partnerships, (ii) fee simple and leasehold interests in properties and development land, (iii) certain other business assets and (iv) 100% of the non-voting preferred stock of the management and construction companies.

During July 1998, the Company formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Tower Realty Trust, Inc. ("Tower"). On May 24, 1999 the Company completed the merger with Tower and acquired three Class A office properties located in New York City totaling approximately 1.6 million square feet and one Class A office property located on Long Island totaling approximately 101,000 square feet. In addition, pursuant to the merger, the Company also acquired certain office properties, a property under development and land located outside the Tri-State Area. All of the assets acquired in the merger located outside the Tri-State Area, other than a 357,000 square foot office property located in Orlando, Florida, have been sold.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership at September 30, 2001 and December 31, 2000 and the results of their operations for the three and nine months ended September 30, 2001 and 2000, respectively, and, their cash flows for nine months ended September 30, 2001 and 2000, respectively. The Operating Partnership's investments in Omni Partners, L. P. ("Omni"), the Tri-State JV and certain joint venture properties are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners' interest. The operating results of the service companies currently conducted by Reckson Management Group, Inc., RANY Management Group, Inc. and Reckson Construction Group, Inc. are reflected in the accompanying financial statements on the equity method of accounting. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest. Such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The minority interests at September 30, 2001 represent an approximate 11.3% limited partnership interest in the Operating Partnership, a 49% interest in the Tri-State JV and a 40% interest in Omni.

The accompanying interim unaudited financial statements have been prepared by the Company's management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

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

Financial Accounting Standards Board's ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which became effective January 1, 2001 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in accumulated other comprehensive income ("OCI") until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of January 1, 2001, the carrying value of the Company's derivatives equaled their fair value and as a result no cumulative effect changes were recorded. Additionally, as of June 30, 2001, the fair value of the Company's derivatives equaled approximately $3.7 million and was reflected in other assets and OCI on the Company's balance sheet. On July 18, 2001, the mortgage note payable to which these derivatives relate to was funded (see Note 3) and their fair value at that time was approximately $676,000 less than their carrying value. This amount is being amortized to interest expense over the term of the mortgage note to which it relates.

Certain prior period amounts have been reclassified to conform to the current period presentation.

3. MORTGAGE NOTES PAYABLE

As of September 30, 2001, the Company had approximately $762.5 million of fixed rate mortgage notes which mature at various times between 2002 and 2027. The notes are secured by 23 properties and have a weighted average interest rate of approximately 7.3%.

On June 1, 2001, the Company refinanced a $70 million variable rate mortgage note, which secured the property located at 1350 Avenue of the Americas, with a five year, $75 million fixed rate mortgage note which bears interest at 6.52% per annum. Net proceeds of approximately $3.4 million were used for working capital purposes.

On July 18, 2001, the Company refinanced a $200 million variable rate mortgage note, which secured the property located at 919 Third Avenue, with a ten year, $250 million fixed rate mortgage note which bears interest at 6.867% per annum. As a result, certain deferred loan costs incurred in connection with the existing mortgage note were written off. Such amount is reflected as an extraordinary loss in the accompanying consolidated statements of operations. Net proceeds of approximately $47 million were used primarily to repay maturing fixed rate debt and the Company's unsecured credit facility.

On July 24, 2001, the Company repaid a mortgage note in the amount of approximately $15.5 million which was secured by the property located at 50 Charles Lindbergh Blvd., Mitchel Field, NY.

On October 30, 2001, the Company repaid a mortgage note in the amount of approximately $6.4 million which was secured by the property located at 200 Broadhollow Road, Melville, NY.

4. SENIOR UNSECURED NOTES

As of September 30, 2001, the Operating Partnership had outstanding approximately $449.4 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures (dollars in thousands):


                                      FACE
                  ISSUANCE           AMOUNT      COUPON RATE      TERM              MATURITY
              ---------------     -----------    -----------    --------        ---------------
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

5. UNSECURED CREDIT FACILITY

As of September 30, 2001, the Company had a three year $575 million unsecured revolving credit facility (the "Credit Facility") from The Chase Manhattan Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September 2003 and borrowings under the Credit Facility are currently priced off LIBOR plus 105 basis points.

The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At September 30, 2001, the Company had availability under the Credit Facility to borrow an additional $328.4 million (of which, approximately $38.8 million has been allocated for outstanding undrawn letters of credit).

6. COMMERCIAL REAL ESTATE INVESTMENTS

As of September 30, 2001, the Company owned and operated 78 office properties (inclusive of ten office properties owned through joint ventures) comprising approximately 13.9 million square feet, 103 industrial properties comprising approximately 6.8 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area. The Company also owns a 357,000 square foot office building located in Orlando, Florida and approximately 271 acres of land in 12 separate parcels of which the Company can develop approximately 2.4 million square feet of office space and approximately 224,000 square feet of industrial space. The Company also has invested approximately $17.0 million in a note receivable secured by a partnership interest in Omni Partners, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York and $36.5 million under three notes which are secured by a minority partners' preferred interest in the Operating Partnership.

On September 28, 2000, the Company formed the Tri-State JV with TIAA and contributed eight Class A suburban office properties aggregating approximately
1.5 million square feet to the Tri-State JV in exchange for approximately $136 million and a 51% majority ownership interest in the Tri-State JV.

During the three months ended September 30, 2001, the Company sold four office properties aggregating approximately 580,000 square feet and one 26,000 square foot industrial property for approximately $73.6 million. In addition, the Company sold its preferred interest in Keystone Property Trust for $35.7 million. As a result of these sales, the Company realized a net gain of approximately $972,000. Net proceeds from the sales were used primarily to repay borrowings under the Credit Facility.

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

During the nine months ended September 30, 2001, approximately 11,553 preferred units of the Operating Partnership, with a liquidation preference value of approximately $11.6 million, were exchanged for 456,351 OP Units at an average price of $25.32 per OP Unit. In addition, 509,545 OP Units were exchanged for an equal number of shares of the Company's Class A common stock.

Metropolitan is 100% owned by the Company; a minority partner owned an $85 million preferred equity investment in Metropolitan which accrued distributions at a rate of 7.5% per annum for a two-year period (May 24, 1999 through May 30, 2001). On May 31, 2001, the minority partner, at its election, converted its preferred equity investment into 3,453,881 shares of the Company's Class A common stock based on a conversion price of $24.61 per share.

The Company currently has issued and outstanding 10,283,513 shares of Class B Exchangeable Common Stock, par value $.01 per share (the "Class B common stock"). The shares of Class B common stock currently receive an annual dividend of $2.5968 per share, which is subject to adjustment annually.

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

During September 2001, the Board of Directors of the Company declared the following dividends on the Company's securities:



                                                                                                           ANNUALIZED
                             DIVIDEND /          RECORD               PAYMENT         THREE MONTHS          DIVIDEND /
          SECURITY          DISTRIBUTION          DATE                 DATE              ENDED             DISTRIBUTION
         --------           ------------          ----                 ----              -----             ------------
Class A common stock        $.4246          October 5. 2001      October 17, 2001    September 30, 2001      $1.6984
Class B common stock        $.6492          October 12, 2001     October 31, 2001    October 31, 2001        $2.5968
Series A preferred stock    $.4766          October 12, 2001     October 31, 2001    October 31, 2001        $1.9063
Series B preferred stock    $.553125        October 12, 2001     October 31, 2001    October 31, 2001        $2.2125



The Board of Directors of the Company has authorized the purchase of up to three million shares of the Company's Class B common stock. In addition, the Board of Directors has also authorized the purchase of up to an additional three million shares of the Company's Class B common stock and/or its Class A common stock. The buy-back program will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. As of September 30, 2001, the Company had purchased and retired 1,410,804 shares of Class B common stock at an average price of $21.48 per Class B share and 16,704 shares of Class A common stock at an average price of $22.01 per Class A share for an aggregate purchase price of approximately $30.7 million.

Basic net income (loss) per share on the Company's Class A common stock was calculated using the weighted average number of shares outstanding of 49,715,423 and 45,178,451 for the three months ended September 30, 2001 and 2000, respectively, and 47,489,129 and 42,311,751 for the nine months ended September 30, 2001 and 2000, respectively.

Basic net income (loss) per share on the Company's Class B common stock was calculated using the weighted average number of shares outstanding of 10,283,513 for the three months ended September 30, 2001 and 2000 and 10,283,513 and 10,283,541 for the nine months ended September 30, 2001 and 2000, respectively.

The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted earnings per weighted average common share and the computation of basic and diluted earnings per weighted average share for the Company's Class A common stock (in thousands except for earnings per share data):



                                                                                          THREE MONTHS ENDED    NINE MONTHS ENDED
Numerator:                                                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                                                                        --------------------   --------------------
                                                                                           2001       2000        2001       2000
                                                                                        ---------   --------   ---------   --------
     Income  (loss)  before  dividends to preferred  shareholders, extraordinary
         loss and (income) loss allocated to Class B shareholders ...................   $(120,838)  $ 36,799   $ (69,499)  $ 90,134
     Dividends to preferred shareholders ............................................      (5,487)    (5,425)    (16,379)   (19,946)
     Extraordinary loss (net of share applicable to limited partners and Class
         B shareholders) ............................................................      (1,971)    (1,031)     (1,971)    (1,031)
     (Income) loss allocated to Class B  common shareholders ........................      30,352     (8,200)     20,323    (18,913)
                                                                                        ---------   --------   ---------   --------
Numerator for basic earnings per Class A common share ...............................     (97,944)    22,143     (67,526)    50,244

Add back:
     Minority partner's preferred interest in a consolidated partnership ............          --      1,594          --         --

     Preferred units of limited partnership interest ................................          --        272          --         --
                                                                                        ---------   --------   ---------   --------

Numerator for diluted earnings per Class A common share .............................   $ (97,944)  $ 24,009   $ (67,526)  $ 50,244
                                                                                        =========   ========   =========   ========

Denominator:
     Denominator for basic earnings per share- weighted average Class A
         common shares ..............................................................      49,715     45,178      47,489     42,312
     Effect of dilutive securities:
           Common stock equivalents..................................................          --        588          --        424
         Minority partner's preferred interest in a consolidated
              Partnership ...........................................................          --      3,454          --         --
         Preferred units of limited partnership interest ............................          --        598          --         --
                                                                                        ---------   --------   ---------   --------
Denominator for diluted earnings per Class A common share - adjusted
     weighted average shares and assumed conversions ................................      49,715     49,818      47,489     42,736
                                                                                        =========   ========   =========   ========

Basic earnings per Class A common share:
     Income (loss) before extraordinary loss ........................................   $   (1.93)  $    .51   $   (1.38)  $   1.21

     Extraordinary loss .............................................................        (.04)      (.02)       (.04)      (.02)
                                                                                        ---------   --------   ---------   --------
     Net income (loss) per Class A common share .....................................   $   (1.97)  $    .49   $   (1.42)  $   1.19
                                                                                        =========   ========   =========   ========

Diluted earnings per Class A common share:
     Income (loss) before extraordinary loss ........................................   $   (1.93)  $    .50   $   (1.38)  $   1.20
     Extraordinary loss .............................................................        (.04)      (.02)       (.04)      (.02)
                                                                                        ---------   --------   ---------   --------
     Diluted net income (loss) per Class A common share .............................   $   (1.97)  $    .48   $   (1.42)  $   1.18
                                                                                        =========   ========   =========   ========


The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted earnings per weighted average common share and the computation of basic and diluted earnings per weighted average share for the Company's Class B common stock (in thousands except for earnings per share data):



                                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                                                 ----------------------    ----------------------

                                                                                   2001         2000          2001         2000
                                                                                 ---------    ---------    ---------    ---------



Numerator:
     Income (loss) before dividends to preferred shareholders,
       extraordinary loss and (income) loss allocated to
       Class A shareholders ..................................................   $(120,838)   $  36,799    $ (69,499)   $  90,134

     Dividends to preferred shareholders .....................................      (5,487)      (5,425)     (16,379)     (19,946)

     Extraordinary loss (net of share applicable to limited partners and
       Class A common shareholders) ..........................................        (624)        (365)        (624)        (365)

     (Income) loss allocated to Class A common shareholders ..................      95,973      (23,174)      65,555      (51,275)
                                                                                 ---------    ---------    ---------    ---------
Numerator for basic earnings per Class B common share ........................     (30,976)       7,835      (20,947)      18,548

Add back:
     Income allocated to Class A common shareholders .........................          --       22,143           --       50,244
     Limited partner's minority interest in the operating partnership.........          --        4,050           --        9,411

     Minority partner's preferred interest in a consolidated partnership                --        1,594           --           --
     Preferred units of limited partnership interest .........................          --          272           --           --
                                                                                 ---------    ---------    ---------    ---------
Numerator for diluted earnings per Class B common share ......................   $ (30,976)   $  35,894    $ (20,947)   $  78,203
                                                                                 =========    =========    =========    =========


Denominator:
     Denominator for basic earnings per share- weighted average Class
       B common shares .......................................................      10,284       10,284       10,284       10,284

     Effect of dilutive securities:

       Weighted average Class A common shares outstanding ....................          --       45,178           --       42,312
       Weighted average OP Units outstanding .................................          --        7,695           --        7,697
       Minority partner's preferred interest in a consolidated partnership ...          --        3,454           --           --
       Preferred units of limited partnership interest .......................          --          598           --           --
       Common stock equivalents...............................................          --          588           --          424
                                                                                 ---------    ---------    ---------    ---------
Denominator for diluted earnings per Class B common share-adjusted
       weighted average shares and assumed conversions .......................      10,284       67,797       10,284       60,717
                                                                                 =========    =========    =========    =========

Basic earnings per Class B common share:
     Income (loss)  before extraordinary loss ................................   $   (2.95)   $     .80    $   (1.98)   $    1.84
     Extraordinary loss ......................................................        (.06)        (.04)        (.06)        (.04)
                                                                                 ---------    ---------    ---------    ---------
     Net income (loss) per Class B common share ..............................   $   (3.01)   $     .76    $   (2.04)   $    1.80
                                                                                 =========    =========    =========    =========

Diluted earnings per Class B common share:
     Income (loss) before extraordinary loss .................................   $   (2.95)   $     .55    $   (1.98)   $    1.31
     Extraordinary loss ......................................................        (.06)        (.02)        (.06)        (.03)
                                                                                 ---------    ---------    ---------    ---------
     Diluted net income (loss) per Class B common share ......................   $   (3.01)   $     .53    $   (2.04)   $    1.28
                                                                                 =========    =========    =========    =========


8. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (IN THOUSANDS)


                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                             ---------------------------
                                                                                                2001             2000
                                                                                             ---------        ----------

       Cash paid during the period for interest..........................................    $  87,932        $   88,290
                                                                                             =========        ==========

       Interest capitalized during the period ...........................................    $   7,764        $    8,447
                                                                                             =========        ==========


9. SEGMENT DISCLOSURE


The Company owns all of the interests in its real estate properties by or through the Operating Partnership. The Company's portfolio consists of Class A office properties located within the New York City metropolitan area and Class A suburban office and industrial properties located and operated within the Tri-State Area (the "Core Portfolio"). The Company's portfolio also includes one office property located in Orlando, Florida. The Company has managing directors who report directly to the Co-Presidents and Chief Financial Officer who have been identified as the Chief Operating Decision Makers because of their final authority over resource allocation, decisions and performance assessment.

In addition, the Company does not consider (i) interest incurred on its Credit Facility and Senior Unsecured Notes and (ii) the operating performance of the office property located in Orlando, Florida as part of its Core Portfolio's property operating performance.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The following table sets forth the components of the Company's revenues and expenses and other related disclosures for the three months ended September 30, 2001 and 2000 (in thousands):




                                                                             Three months ended
                                         ---------------------------------------------------------------------------------------
                                                      September 30, 2001                            September 30, 2000
                                         ----------------------------------------    -------------------------------------------
                                         Core Portfolio    Other     CONSOLIDATED    Core Portfolio      Other     CONSOLIDATED
                                                                        TOTALS                                         TOTALS
                                         -------------- ----------   ------------    --------------   ----------   -------------
REVENUES:
Base rents, tenant
      escalations and reimbursements ...   $  124,544   $    2,178    $  126,722        $  113,546     $    2,208   $  115,754
Equity in earnings of real
    estate joint ventures and
    service companies ..................           --          505           505                --            706          706
Other income (loss) ....................        6,714         (914)        5,800               191         23,651       23,842
                                           ----------   ----------    ----------        ----------     ----------   ----------
Total Revenues .........................      131,258        1,769       133,027           113,737         26,565      140,302
                                           ----------   ----------    ----------        ----------     ----------   ----------
EXPENSES:
Property operating expenses ............       43,320          911        44,231            40,666            589       41,255
Marketing, general and administrative ..        5,583        2,096         7,679             5,405          1,525        6,930
Interest ...............................       13,033       10,477        23,510             9,623         15,028       24,651
Depreciation and amortization ..........       24,393        2,135        26,528            21,282          2,801       24,083
                                           ----------   ----------    ----------        ----------     ----------   ----------
Total Expenses .........................       86,329       15,619       101,948            76,976         19,943       96,919
                                           ----------   ----------    ----------        ----------     ----------   ----------
Income (loss) before minority interests,
preferred dividends and distributions,
valuation reserves and extraordinary
loss ...................................   $   44,929   $  (13,850)   $   31,079        $   36,761     $    6,622   $   43,383
                                           ==========   ==========    ==========        ==========     ==========   ==========
Total assets ...........................   $2,631,077   $  230,574    $2,861,651        $2,547,701     $  396,419   $2,944,120
                                           ==========   ==========    ==========        ==========     ==========   ==========



The following table sets forth the components of the Company's revenues and expenses and other related disclosures for the nine months ended September 30, 2001 and 2000 (in thousands):





                                                                             Nine months ended
                                         ---------------------------------------------------------------------------------------
                                                      September 30, 2001                            September 30, 2000
                                         ----------------------------------------    -------------------------------------------
                                         Core Portfolio    Other     CONSOLIDATED    Core Portfolio      Other     CONSOLIDATED
                                                                        TOTALS                                         TOTALS
                                         -------------- ----------   ------------    --------------   ----------   -------------


REVENUES:

Base rents, tenant escalations and
    Reimbursements ......................    $368,296     $  7,214      $375,510        $325,218       $  6,865      $332,083
Equity in earnings of real
    estate joint ventures and
    service companies ...................          --        1,704         1,704              --          3,893         3,893
Other income ............................       9,192        9,894        19,086             855         46,584        47,439
                                             --------     --------      --------        --------       --------      --------
Total Revenues ..........................     377,488       18,812       396,300         326,073         57,342       383,415
                                             --------     --------      --------        --------       --------      --------
EXPENSES:
Property operating expenses .............     123,754        2,345       126,099         113,963          1,815       115,778
Marketing, general and administrative ...      15,653        7,934        23,587          15,434          4,717        20,151
Interest ................................      38,088       32,615        70,703          28,218         44,449        72,667
Depreciation and
    amortization ........................      71,024        6,197        77,221          60,670          6,850        67,520
                                             --------     --------      --------        --------       --------      --------
Total Expenses ..........................     248,519       49,091       297,610         218,285         57,831       276,116
                                             --------     --------      --------        --------       --------      --------
Income (loss) before minority interests,
    preferred dividends and distributions,
    valuation reserves and extraordinary
    loss ................................    $128,969     $(30,279)     $ 98,690        $107,788       $   (489)     $107,299
                                             ========     ========      ========        ========       ========      ========



10. INVESTMENTS IN AFFILIATE LOANS AND JOINT VENTURES

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc., ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies generally outside of the Company's core office and industrial focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. As of September 30, 2001, the Company had advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of September 30, 2001, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of September 30, 2001, interest accrued (net of reserves) under the FrontLine Facility and RSVP Facility was approximately $ 19.6 million.

At June 30, 2001, the Company assessed the recoverability of the FrontLine Loans and reserved approximately $3.5 million of the interest accrued during the three month period then ended. In addition, the Company formed a committee of its Board of Directors, comprised solely of independent directors, to consider any actions to be taken by the Company in connection with the FrontLine Loans and its investments in joint ventures with RSVP. At September 30, 2001, the Company noted a significant deterioration in FrontLine's operations and financial condition. Based on the Company's assessment of value and recoverability and considering the findings and recommendations of the committee and its financial advisor, the Company has included in its consolidated statements of operations for the three and nine months ended September 30, 2001, a $163 million valuation reserve charge, inclusive of costs, relating to its investments in the FrontLine Loans and joint ventures with RSVP. The Company has also discontinued the accrual of interest income with respect to the FrontLine Loans.

As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of GAAP equity in earnings on those investments, is approximately $65.0 million. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the accompanying balance sheet.

Both the FrontLine Facility and the RSVP Facility have a term of five years, are unsecured and advances under each are recourse obligations of FrontLine. Notwithstanding the valuation reserve, under the terms of the credit facilities, interest accrues on the FrontLine Loans at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that are outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. In March 2001, the credit facilities were amended to provide that (i) interest is payable only at maturity and (ii) the Company may transfer all or any portion of its rights or obligations under the credit facilities to its affiliates. The Company requested these changes as a result of changes in REIT tax laws.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements of Reckson Associates Realty Corp. (the "Company") and related notes thereto.

The Company considers certain statements set forth herein to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Company's expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the timing and success of acquisitions and the completion of development or redevelopment of properties, the financing of the Company's operations, the ability to lease vacant space and the ability to renew or relet space under expiring leases, involve risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Company can give no assurance that its expectation will be achieved. Among those risks, trends and uncertainties are: the general economic climate, including the conditions affecting industries in which our principal tenants compete; changes in the supply of and demand for office and industrial properties in the New York Tri-State area; changes in interest rate levels; downturns in rental rate levels in our markets and our ability to lease or release space in a timely manner at current or anticipated rental rate levels; the availability of financing to us or our tenants; changes in operating costs, including utility costs; repayment of debt owed to the Company by third parties (including FrontLine Capital Group); risks associated with joint ventures; and other risks associated with the development and acquisition of properties, including risks that development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's current operating and development plans and estimates. These plans and estimates are subject to revisions from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

OVERVIEW AND BACKGROUND

The Company is a self-administered and self-managed real estate investment trust ("REIT") specializing in the acquisition, leasing, financing, management and development of office and industrial properties. The Company's growth strategy is focused on the real estate markets in and around the New York tri-state area (the "Tri-State Area").

The Company owns all of the interests in its real properties through Reckson Operating Partnership, L.P. (the "Operating Partnership"). As of September 30, 2001, the Company owned and operated 78 office properties (inclusive of ten office properties which are owned through joint ventures) comprising approximately 13.9 million square feet, 103 industrial properties comprising approximately 6.8 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area. The Company also owns a 357,000 square foot office building located in Orlando, Florida and approximately 271 acres of land in 12 separate parcels of which the Company can develop approximately 2.4 million square feet of office space and approximately 224,000 square feet of industrial space. The Company also has invested approximately $17.0 million in a note receivable secured by a partnership interest in Omni Partners, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York and $36.5 million under three notes which are secured by a minority partners' preferred interest in the Operating Partnership.

During July 1998, the Company formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Tower Realty Trust, Inc. ("Tower"). On May 24, 1999 the Company completed the merger with Tower and acquired three Class A office properties located in New York City totaling approximately 1.6 million square feet and one Class A office property located on Long Island totaling approximately 101,000 square feet. In addition, pursuant to the merger, the Company also acquired certain office properties, a property under development and land located outside the Tri-State Area. All of the assets acquired in the merger located outside the Tri-State Area, other than a 357,000 square foot office property located in Orlando, Florida, have been sold.

On September 28, 2000, the Company formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association and contributed eight Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV in exchange for approximately $136 million and a 51% majority ownership interest in the Tri-State JV.

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc., ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies generally outside of the Company's core office and industrial focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. As of September 30, 2001, the Company had advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of September 30, 2001, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of September 30, 2001, interest accrued (net of reserves) under the FrontLine Facility and RSVP Facility was approximately $ 19.6 million.

At June 30, 2001, the Company assessed the recoverability of the FrontLine Loans and reserved approximately $3.5 million of the interest accrued during the three month period then ended. In addition, the Company formed a committee of its Board of Directors, comprised solely of independent directors, to consider any actions to be taken by the Company in connection with the FrontLine Loans and its investments in joint ventures with RSVP. At September 30, 2001, the Company noted a significant deterioration in FrontLine's operations and financial condition. Based on the Company's assessment of value and recoverability and considering the findings and recommendations of the committee and its financial advisor, the Company has included in its consolidated statements of operations for the three and nine months ended September 30, 2001, a $163 million valuation reserve charge, inclusive of costs, relating to its investments in the FrontLine Loans and joint ventures with RSVP. The Company has also discontinued the accrual of interest income with respect to the FrontLine Loans.

As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of GAAP equity in earnings on those investments, is approximately $65.0 million. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the accompanying balance sheet.

Both the FrontLine Facility and the RSVP Facility have a term of five years, are unsecured and advances under each are recourse obligations of FrontLine. Notwithstanding the valuation reserve, under the terms of the credit facilities, interest accrues on the FrontLine Loans at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that are outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. In March 2001, the credit facilities were amended to provide that (i) interest is payable only at maturity and (ii) the Company may transfer all or any portion of its rights or obligations under the credit facilities to its affiliates. The Company requested these changes as a result of changes in REIT tax laws.

The market capitalization of the Company at September 30, 2001 was approximately $3.4 billion. The Company's market capitalization is based on the sum of (i) the market value of the Company's Class A common stock and common units of limited partnership interest in the Operating Partnership ("OP Units") (assuming conversion) of $24.15 per share/unit (based on the closing price of the Company's Class A common stock on September 28, 2001), (ii) the market value of the Company's Class B common stock of $25.51 per share (based on the closing price of the Company's Class B common stock on September 28, 2001), (iii) the liquidation preference value of the Company's Series A preferred and Series B preferred stock of $25 per share, (iv) the liquidation preference value of the Operating Partnership's preferred units of $1,000 per unit and (v) the approximately $1.4 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) of debt outstanding at September 30, 2001. As a result, the Company's total debt to total market capitalization ratio at September 30, 2001 equaled approximately 42.4%.

RESULTS  OF OPERATIONS

Three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

The Company's total revenues decreased by $7.3 million or 5.2% for the three months ended September 30, 2001 as compared to the 2000 period. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $11.0 million or 9.5% for the three months ended September 30, 2001 as compared to the 2000 period. The increase in Property Operating Revenues is primarily attributable to increases in rental rates in our "same store" properties amounting to $7.9 million. In addition, $3.9 million of the increase was generated by lease up of newly developed and redeveloped properties. These increases in Property Operating Revenues was offset by $1.9 million of revenues from properties that were sold during the three months ended September 30, 2001. The Company's base rent reflects the positive impact of the straight-line rent adjustment of $9.7 million for the three months ended September 30, 2001 as compared to $12.2 million for the 2000 period. Included in the $9.7 million straight-line rent adjustment is $5.9 million attributable to 919 Third Avenue as compared to $8.2 million for the 2000 period. This amount is primarily attributable to the free rent period, which is effective through February 28, 2002, contained in the lease of the largest tenant in the building. Other revenues (excluding Property Operating Revenues) decreased by $18.2 million or 74.3% for the three months ended September 30, 2001 as compared to the 2000 period. This decrease is primarily attributable to $15.2 million in gain on sales of real estate recognized in the 2000 period as compared to $972,000 recognized in the 2001 period. In addition, this decrease includes $4.5 million of interest income accrued during the 2000 period relating to the FrontLine Loans with no such comparable accrual for the 2001 period.

Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $3.0 million or 7.2% for the three months ended September 30, 2001 as compared to the 2000 period. This increase is primarily due to an increase of $1.8 million in our "same-store" properties of which $1.2 million is attributable to an increase in real estate taxes. Additionally, there were increased expenses of $950,000 due to higher occupancy levels at our developed and redeveloped properties.

Gross Operating Margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the three months ended September 30, 2001 and 2000 were 65.1% and 64.4%, respectively. The increase in Gross Operating Margins is primarily attributable to an increase in rental rates.

Marketing, general and administrative expenses increased by approximately $749,000 for the three months ended September 30, 2001 as compared to the 2000 period. The increase was primarily attributable to increased costs relating to marketing the Company in its Tri-State Area markets and amortization of deferred compensation costs. Marketing, general and administrative expenses, as a percentage of total revenues, excluding gain on sales of real estate, were 5.8% for the three months ended September 30, 2001 as compared to 5.5% for the 2000 period.

Interest expense decreased by approximately $1.1 million for the three months ended September 30, 2001 as compared to the 2000 period. The decrease was primarily attributable to a decrease in interest expense on the Company's variable rate debt due to lower interest rates.

Income (loss) before dividends to preferred shareholders and extraordinary loss decreased by approximately $158 million for the three months ended September 30, 2001 as compared to the 2000 period. The decrease is primarily attributable to the $163 million valuation reserve on investment in affiliate loans and joint ventures as further described in Overview and Background.

Nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

The Company's total revenues increased by $12.9 million or 3.4% for the nine months ended September 30, 2001 as compared to the 2000 period. Property Operating Revenues increased by $43.4 million or 13.1% for the nine months ended September 30, 2001 as compared to the 2000 period. The increase in Property Operating Revenues is primarily attributable to increases in rental rates in our "same store" properties amounting to $20.1 million. In addition, $10.1 million of the increase was generated by lease up of newly developed and redeveloped properties. The Company's base rent reflects the positive impact of the straight-line rent adjustment of $31.7 million for the nine months ended September 30, 2001 as compared to $25.0 million for the 2000 period. Included in the $31.7 million straight-line rent adjustment is $20.3 million attributable to 919 Third Avenue, as compared to $13.6 million for the 2000 period. This amount is primarily attributable to the free rent period, which is effective through February 28, 2002 contained in the lease of the largest tenant in the building. Other revenues (excluding Property Operating Revenues) decreased by $30.5 million or 59.5% for the nine months ended September 30, 2001 as compared to the 2000 period. This decrease is primarily attributable to $21.9 million in gain on sales of real estate recognized in the 2000 period as compared to $972,000 recognized in the 2001 period. In addition, this decrease includes $13.0 million of interest income accrued during the 2000 period relating to the FrontLine Loans as compared to $6.1 million for the 2001 period.

Property Expenses increased by $10.3 million or 8.9% for the nine months ended September 30, 2001 as compared to the 2000 period. This increase is primarily due to an increase of $6.0 million in our "same store" properties which consists of a $3.2 million increase in property operating expenses and a $2.8 million increase in real estate taxes. Additionally, there were increased expenses of $2.4 million due to higher occupancy levels at our developed and redeveloped properties.

Gross Operating Margins for the nine months ended September 30, 2001 and 2000 were 66.4% and 65.1%, respectively. The increase in Gross Operating Margins is primarily attributable to an increase in rental rates.

Marketing general and administrative expenses increased by $3.4 million for the nine months ended September 30, 2001 as compared to the 2000 period. The increase was primarily attributable to legal and professional fees incurred in connection with certain cancelled acquisition transactions, increases in certain tenant and community relation costs and amortization of deferred compensation costs. Marketing general and administrative expenses, as a percentage of total revenues, excluding gain on sales of real estate, were 6.0% for the nine months ended September 30, 2001 as compared to 5.6% for the 2000 period.

Interest expense decreased by approximately $2.0 million for the nine months ended September 30, 2001 as compared to the 2000 period. The decrease was primarily attributable to a decrease in interest expense on the Company's variable rate debt due to lower interest rates.

Income (loss) before dividends to preferred shareholders and extraordinary loss decreased by approximately $160 million for the nine months ended September 30, 2001 as compared to the 2000 period. The decrease is primarily attributable to the $163 million valuation reserve on investment in affiliate loans and joint ventures as further described in Overview and Background.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company had a three year $575 million unsecured revolving credit facility (the "Credit Facility") from The Chase Manhattan Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September 2003 and borrowings under the Credit Facility are currently priced off LIBOR plus 105 basis points.

The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At September 30, 2001, the Company had availability under the Credit Facility to borrow an additional $328.4 million (of which, approximately $38.8 million has been allocated for outstanding undrawn letters of credit).

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

On July 24, 2001, the Company repaid a mortgage note in the amount of approximately $15.5 million from a portion of the proceeds received from the secured debt financing of 919 Third Avenue. In addition, on October 30, 2001, the Company repaid a mortgage note in the amount of approximately $6.4 million through a draw under the Company's Credit Facility.

During the nine months ended September 30, 2001, approximately 11,553 preferred units of limited partnership interest in the Operating Partnership, with a liquidation preference value of approximately $11.6 million, were exchanged for 456,351 OP Units at an average price of $25.32 per OP Unit. In addition, 509,545 OP Units were exchanged for an equal number of shares of the Company's Class A common stock.

During the three months ended September 30, 2001, the Company sold four office properties aggregating approximately 580,000 square feet and one 26,000 square foot industrial property for approximately $73.6 million. In addition, the Company sold its preferred interest in Keystone Property Trust for $35.7 million. As a result of these sales, the Company realized a net gain of approximately $972,000. Net proceeds from the sales were used primarily to repay borrowings under the Credit Facility.

Metropolitan is 100% owned by the Company; a minority partner owned an $85 million preferred equity investment in Metropolitan which accrued distributions at a rate of 7.5% per annum for a two-year period (May 24, 1999 through May 30, 2001). On May 31, 2001, the minority partner, at its election, converted its preferred equity investment into 3,453,881 shares of the Company's Class A common stock based on a conversion price of $24.61 per share.

The Company currently has issued and outstanding 10,283,513 shares of Class B Exchangeable Common Stock, par value $.01 per share (the "Class B common stock"). The shares of Class B common stock currently receive an annual dividend of $2.5968 per share, which is subject to adjustment annually.

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

The Board of Directors of the Company has authorized the purchase of up to three million shares of the Company's Class B common stock. In addition, the Board of Directors has also authorized the purchase of up to an additional three million shares of the Company's Class B common stock and/or its Class A common stock. The buy-back program will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. As of September 30, 2001, the Company had purchased and retired 1,410,804 shares of Class B common stock at an average price of $21.48 per Class B share and 16,704 shares of Class A common stock at an average price of $22.01 per Class A share for an aggregate purchase price of approximately $30.7 million.

The Company's indebtedness at September 30, 2001 totaled approximately $1.4 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) and was comprised of $246.6 million outstanding under the Credit Facility, approximately $449.4 million of senior unsecured notes and approximately $748.4 million of mortgage indebtedness. Based on the Company's total market capitalization of approximately $3.4 billion at September 30, 2001 (calculated based on the sum of (i) the market value of the Company's Class A common stock and OP Units, assuming conversion, (ii) the market value of the Company's Class B common stock, (iii) the liquidation preference value of the Company's preferred stock, (iv) the liquidation preference value of the Operating Partnership's preferred units and (v) the $1.4 billion of debt), the Company's debt represented approximately 42.4% of its total market capitalization.

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


FUNDS FROM OPERATIONS

Management believes that funds from operations ("FFO") is an appropriate measure of performance of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss, excluding gains or losses from debt restructuring and sales of properties plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States ("GAAP") and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. FFO for the three and nine months ended September 30, 2001 excludes $163 million of valuation reserves on investments in affiliate loans and joint ventures.

Since all companies and analysts do not calculate FFO in a similar fashion, the Company's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

The following table presents the Company's FFO calculation (unaudited and in thousands, except per share/unit data):



                                                                                    Three Months Ended        Nine Months Ended
                                                                                       September 30,            September 30,
                                                                                   ----------------------   -----------------------
                                                                                     2001          2000        2001         2000
                                                                                   ---------    ---------   ---------     ---------

Net income (loss) available to common shareholders .............................   $(128,920)   $  29,978   $ (88,473)    $  68,792
Adjustments for basic funds from operations:
     Add:
      Limited partners' minority interest in the operating partnership .........          --        4,050          --         9,411
      Real estate depreciation and amortization ................................      26,340       23,632      76,055        66,184
      Minority partners' interests in consolidated partnerships ................       3,065        1,874      12,885         5,773
      Valuation reserves on investments in affiliate loans and joint ventures ..     163,000           --     163,000            --
      Extraordinary loss (net of limited partners' minority interest) ..........       2,595        1,396       2,595         1,396
     Less:
      Limited partners' minority interest in the operating partnership .........      14,657           --       9,326            --
      Gain on sales of real estate .............................................         972       15,206         972        21,868
      Amounts distributable to minority partners in consolidated partnerships ..       4,206        2,247      15,010         6,764
                                                                                   ---------    ---------   ---------     ---------

Basic Funds From Operations ("FFO") ............................................      46,245       43,477     140,754       122,924
      Add:
         Dividends and distributions on dilutive shares and units ..............       5,996        7,679      20,633        26,708
                                                                                   ---------    ---------   ---------     ---------
     Diluted FFO ...............................................................   $  52,241    $  51,156   $ 161,387     $ 149,632
                                                                                   =========    =========   =========     =========

Basic FFO calculations:
     Weighted average common shares outstanding ................................      59,999       55,462      57,773        52,595
     Weighted average units of limited partnership interest outstanding ........       7,652        7,695       7,703         7,697
                                                                                   ---------    ---------   ---------     ---------

     Basic weighted average common shares and units outstanding ................      67,651       63,157      65,476        60,292
                                                                                   =========    =========   =========     =========

     Basic FFO per weighted average common share or unit .......................   $     .68    $     .69   $    2.15     $    2.04

     Basic weighted average dividends or distributions per share or unit .......   $     .46    $     .42   $    1.34     $    1.25
     Basic FFO payout ratio ....................................................        67.1%        61.2%       62.2%         61.2%

Diluted FFO calculations:
     Basic weighted average common shares and units outstanding ................      67,651       63,157      65,476        60,292
     Adjustments for dilutive FFO weighted average shares and units outstanding:
      Add:
         Weighted average common stock equivalents .............................         441          588         429           424
         Weighted average shares of Series A Preferred Stock ...................       8,060        8,060       8,060         8,060
         Weighted average shares of Series B Preferred Stock ...................       1,919        1,919       1,919         4,315
         Weighted average shares of minority partners preferred interest .......          --        3,454       1,898         3,454
         Weighted average units of preferred limited partnership interest ......       1,056        1,367       1,182         1,367
                                                                                   ---------    ---------   ---------     ---------

     Dilutive FFO weighted average shares and units outstanding ................      79,127       78,545      78,964        77,912
                                                                                   =========    =========   =========     =========

     Diluted FFO per weighted average share or unit ............................   $     .66    $     .65   $    2.04     $    1.92

     Diluted weighted average dividends or distributions per share or unit .....   $     .45    $     .41   $    1.32     $    1.22

     Diluted FFO payout ratio ..................................................        68.7%        63.7%       64.6%         63.7%



The following table presents the Company's CAD calculation (unaudited and in thousands, except per share/unit data):



                                                                                       Three Months Ended       Nine Months Ended
                                                                                           September 30,           September 30,
                                                                                       --------------------------------------------
                                                                                         2001        2000        2001        2000
                                                                                       --------    --------    --------    --------
Basic Funds From Operations ........................................................   $ 46,245    $ 43,477    $140,754    $122,924

Adjustments for basic cash available for distribution:
     Less:
      Straight line rents (Note a) .................................................      9,730      12,153      31,743      24,991
      Non-incremental capitalized tenant improvements and leasing commissions ......      3,105       4,239       9,849       8,982
      Non-incremental capitalized improvements .....................................      1,996       1,075       4,260       3,773
                                                                                       --------    --------    --------    --------

Basic Cash Available for Distribution ("CAD") ......................................     31,414      26,010      94,902      85,178
      Add:
         Dividends and distributions on dilutive shares and units ..................        260          --       4,254       5,597
                                                                                       --------    --------    --------    --------

     Diluted CAD ...................................................................   $ 31,674    $ 26,010    $ 99,156    $ 90,775
                                                                                       ========    ========    ========    ========
Basic CAD calculations:
     Weighted average common shares outstanding ....................................     59,999      55,462      57,773      52,595
     Weighted average units of limited partnership interest outstanding ............      7,652       7,695       7,703       7,697
                                                                                       --------    --------    --------    --------

     Basic weighted average common shares and units outstanding ....................     67,651      63,157      65,476      60,292
                                                                                       ========    ========    ========    ========

     Basic CAD per weighted average common share or unit ...........................   $    .46    $    .41    $   1.45    $   1.41
     Basic weighted average dividends or distributions per share or unit ...........   $    .46    $    .42    $   1.34    $   1.25

     Basic CAD payout ratio ........................................................       98.8%      102.4%       92.2%       88.3%

Diluted CAD calculations:
     Basic weighted average common shares and units outstanding ....................     67,651      63,157      65,476      60,292


     Adjustments for dilutive CAD weighted average shares and units outstanding:
      Add:
         Weighted average common stock equivalents .................................        441         588         429         424
         Weighted average shares of Series A Preferred Stock .......................         --          --          --          --
         Weighted average shares of Series B Preferred Stock .......................         --          --          --          --
         Weighted average shares of minority partners'preferred interest ...........         --          --       1,898       3,454
         Weighted average units of preferred limited partnership interest ..........        566          --       1,182         598
                                                                                       --------    --------    --------    --------
     Dilutive CAD weighted average shares and units outstanding ....................     68,658      63,745      68,985      64,768
                                                                                       ========    ========    ========    ========

     Diluted CAD per weighted average share or unit ................................   $    .46    $    .41    $   1.44    $   1.40

     Diluted weighted average dividends or distributions per share or unit .........   $    .46    $    .42    $   1.33    $   1.24

     Diluted CAD payout ratio ......................................................       99.3%      103.2%       92.6%       88.5%


-----------
Notes:
(a) Includes straight-line rental income attributable to the property located at 919 Third Avenue, New York, N. Y. of $5,939, $8,175, $20,323 and $13,560,
respectively.

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

The Company will recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges will be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The fair market value ("FMV") of the Company's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

The following table sets forth the Company's long term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at September 30, 2001 (dollars in thousands):



                                       For the Year Ended December 31,
                        ---------------------------------------------------------------
                           2001        2002        2003        2004          2005       Thereafter       Total(1)        FMV
                        ------------------------------------------------------------------------------------------------------

Long term debt:
  Fixed rate .........   $ 2,629    $ 20,047     $ 12,550    $116,099      $ 33,004     $1,028,197      $1,212,526    $1,231,866
  Weighted average
    Interest rate ....      7.55%       7.65%        7.50%       7.47%         6.92%          7.35%           7.35%

  Variable rate ......   $    --    $     --     $246,600    $     --      $     --     $       --      $  246,600    $  246,600
  Weighted average
    Interest rate ....        --          --         4.56%         --            --             --            4.56%



(1) Includes unamortized issuance discounts of $557,000 on the 5 and 10-year senior unsecured notes issued on March 26, 1999 which are due at maturity.

In addition, the Company has assessed the market risk for its variable rate debt, which is based upon LIBOR, and believes that a one percent increase in the LIBOR rate would have an approximate $2.5 million annual increase in interest expense based on approximately $246.6 million of variable rate debt outstanding at September 30, 2001.

The following table sets forth the Company's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at September 30, 2001 (dollars in thousands):



                                          For the Year Ended December 31,
                            -------------------------------------------------------------
                                2001        2002         2003        2004       2005      Thereafter    Total (2)      FMV
                            --------------------------------------------------------------------------------------------------

Mortgage notes and
     notes receivable:
    Fixed rate............     $  4      $ 1,165        $   --     $ 36,500     $  --      $ 16,990     $ 54,659      $ 55,974
    Weighted average
     Interest rate........     9.00%        9.00%           --        10.23%       --         11.87%       10.71%



(2) Excludes interest receivables aggregating approximately $1,062,000.

-------------------------------------------------------------------------------
NON-INCREMENTAL REVENUE GENERATING CAPITAL EXPENDITURES, TENANT IMPROVEMENT COSTS AND LEASING COMMISSIONS


     The following table summarizes the expenditures incurred for capital expenditures for the entire portfolio and tenant improvements and leasing commissions for space leased at the Company's office and industrial properties for the nine month period ended September 30, 2001 and the historical average of such capital expenditures, tenant improvements and leasing commissions for the years 1997 through 2000.


----------------------------------------------------------------------------------------------------------------------------------
                                  NON-INCREMENTAL REVENUE GENERATING CAPITAL EXPENDITURES
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    1997-2000    Nine months ended
                                                   1997        1998        1999          2000        average    September 30, 2001
                                            ------------- ------------- ----------- ----------- --------------- ------------------

         Suburban Office Properties
            Total                               $1,108,675  $2,004,976   $2,298,899   $3,289,116   $2,175,417       $2,623,584
            Per Square Foot                           0.22        0.23         0.23         0.33         0.25             0.26

         CBD Office Properties
            Total                                   N/A         N/A          N/A        $946,718     $946,718       $1,209,481
            Per Square Foot                         N/A         N/A          N/A            0.38         0.38             0.34

         Industrial Properties
            Total                                 $733,233  $1,205,266    $1,048,688    $813,431     $950,155         $500,698
            Per Square Foot                           0.15        0.12          0.11        0.11         0.12             0.08






------------------------------------------------------------------------------------------------------------------------------------
                                NON-INCREMENTAL REVENUE GENERATING TENANT IMPROVEMENTS AND LEASING COMMISSIONS
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                  1997-2000
                                          1997                1998               1999             2000             average
                                    --------------- -------------------- ---------------- ----------------- -----------------------
  Long Island Office Properties
    Tenant Improvements                $  784,044          $1,140,251          $1,009,357      $2,853,706         $1,466,840
    Per Square Foot Improved                 7.00                3.98                4.73            6.99               5.68
    Leasing Commissions                $  415,822          $  418,191          $  551,762      $2,208,604         $  898,595
    Per Square Foot Leased                   4.83                1.46                2.59            4.96               3.46
                                    --------------- -------------------- ---------------- ----------------- ------------------------
     Total Per Square Foot             $    11.83          $     5.44          $     7.32      $    11.95         $     9.14
                                    =============== ==================== ================ ================= ========================

  Westchester Office Properties
    Tenant Improvements                $1,211,665          $  711,160          $1,316,611      $1,860,027         $1,274,866
    Per Square Foot Improved                 8.90                4.45                5.62            5.72               6.17
    Leasing Commissions                $  366,257          $  286,150          $  457,730      $  412,226         $  380,591
    Per Square Foot Leased                   2.69                1.79                1.96            3.00               2.36
                                    --------------- -------------------- ---------------- ----------------- ------------------------
     Total Per Square Foot             $    11.59          $     6.24          $     7.58      $     8.72         $     8.53
                                    =============== ==================== ================ ================= ========================

  Connecticut Office Properties
    Tenant Improvements                $1,022,421          $  202,880          $  179,043      $  385,531         $  447,469
    Per Square Foot Improved                13.39                5.92                4.88            4.19               7.10
    Leasing Commissions                $  256,615          $  151,063          $  110,252      $  453,435         $  242,841
    Per Square Foot Leased                   3.36                4.41                3.00            4.92               3.92
                                    --------------- -------------------- ---------------- ----------------- ------------------------
     Total Per Square Foot             $    16.75          $    10.33          $     7.88      $     9.11         $    11.02
                                    =============== ==================== ================ ================= ========================

  New Jersey Office Properties
    Tenant Improvements                    N/A             $  654,877          $  454,054      $1,580,323         $  896,418
    Per Square Foot Improved               N/A                   3.78                2.29            6.71               4.26
    Leasing Commissions                    N/A             $  396,127          $  787,065      $1,031,950         $  738,381
    Per Square Foot Leased                 N/A                   2.08                3.96            4.44               3.49
                                    --------------- -------------------- ---------------- ----------------- ------------------------
     Total Per Square Foot                 N/A             $     5.86          $     6.25      $    11.15         $     7.75
                                    =============== ==================== ================ ================= ========================

  New York City Office Properties
    Tenant Improvements                    N/A                  N/A                 N/A        $   65,267         $   65,267
    Per Square Foot Improved               N/A                  N/A                 N/A              1.79               1.79
    Leasing Commissions                    N/A                  N/A                 N/A        $  418,185         $  418,185
    Per Square Foot Leased                 N/A                  N/A                 N/A             11.50              11.50
                                    --------------- -------------------- ---------------- ----------------- ------------------------
     Total Per Square Foot                 N/A                  N/A                 N/A        $    13.29         $    13.29
                                    =============== ==================== ================ ================= ========================

  Industrial Properties
    Tenant Improvements                $  230,466          $  283,842          $  375,646      $  650,216         $  385,043
    Per Square Foot Improved                 0.55                0.76                0.25            0.95               0.63
    Leasing Commissions                $   81,013          $  200,154          $  835,108      $  436,506         $  388,195
    Per Square Foot Leased                   0.19                0.44                0.56            0.64               0.46
                                    --------------- -------------------- ---------------- ----------------- ------------------------
     Total Per Square Foot             $     0.75          $     1.20          $     0.81      $     1.59         $     1.09
                                    =============== ==================== ================ ================= ========================


                                     Nine months ended
                                    September 30, 2001
                                    ------------------
  Long Island Office Properties
    Tenant Improvements                $  702,596
    Per Square Foot Improved                 3.87
    Leasing Commissions                $  699,507
    Per Square Foot Leased                   3.86
                                    ------------------
     Total Per Square Foot             $     7.73
                                    ==================

  Westchester Office Properties
    Tenant Improvements                $1,683,578
    Per Square Foot Improved                 7.50
    Leasing Commissions                $   39,295
    Per Square Foot Leased                   0.14
                                    ------------------
     Total Per Square Foot             $     7.64
                                    ==================

  Connecticut Office Properties
    Tenant Improvements                $  213,909
    Per Square Foot Improved                 2.38
    Leasing Commissions                $  182,516
    Per Square Foot Leased                   2.03
                                    ------------------
     Total Per Square Foot             $     4.41
                                    ==================

  New Jersey Office Properties
    Tenant Improvements                $1,140,108
    Per Square Foot Improved                 2.93
    Leasing Commissions                $1,591,484
    Per Square Foot Leased                   4.09
                                    ------------------
     Total Per Square Foot             $     7.02
                                    ==================

  New York City Office Properties
    Tenant Improvements                $  738,800
    Per Square Foot Improved                16.87
    Leasing Commissions                $1,026,398
    Per Square Foot Leased                  23.44
                                    ------------------
Total Per Square Foot                       40.31
                                    ==================

  Industrial Properties
    Tenant Improvements                $   34,650
    Per Square Foot Improved                 0.08
    Leasing Commissions                $   50,055
    Per Square Foot Leased                   0.11
                                    ------------------
     Total Per Square Foot                   0.19
                                    ==================


LEASE EXPIRATIONS

The following table sets forth scheduled lease expirations for executed leases as of September 30, 2001:

LONG ISLAND OFFICE PROPERTIES (EXCLUDING OMNI):



     Year of                      Total Rentable          % of Total                Per                  Per
      Lease         Number          Square Feet         Rentable Square         Square Foot          Square Foot
   Expiration     of Leases          Expiring            Feet Expiring         S/L Rent (1)           Rent (2)
   ----------     ---------          --------            -------------         ------------           --------

2001                    10            58,954                 1.9%               $  22.39              $  23.58
2002                    30           137,384                 4.5%               $  22.63              $  25.13
2003                    48           324,908                10.7%               $  23.69              $  26.03
2004                    40           249,801                 8.2%               $  23.47              $  25.29
2005                    48           411,949                13.5%               $  24.07              $  26.35
2006                    31           142,090                 4.7%               $  26.29              $  29.72
2007 and thereafter     83         1,723,657                56.5%                     --                    --
                       ---         ---------               -----
Total                  290         3,048,743               100.0%
                       ===         =========               =====



OMNI:



     Year of                      Total Rentable          % of Total                Per                  Per
      Lease         Number          Square Feet         Rentable Square         Square Foot          Square Foot
   Expiration     of Leases          Expiring            Feet Expiring         S/L Rent (1)           Rent (2)
   ----------     ---------          --------            -------------         ------------           --------

2001                     1             5,290                 0.9%               $  30.83              $  34.82
2002                     4            53,127                 9.3%               $  34.55              $  37.91
2003                     4            58,018                10.1%               $  30.22              $  34.97
2004                     4           112,414                19.6%               $  26.14              $  34.15
2005                     6            59,115                10.3%               $  27.91              $  35.18
2006                     1             9,749                 1.7%               $  35.21              $  38.02
2007 and thereafter     10           276,259                48.1%                     --                   --
                       ---         ---------               -----

Total                   30           573,972               100.0%
                       ===         =========               =====



INDUSTRIAL PROPERTIES:



     Year of                      Total Rentable          % of Total                Per                  Per
      Lease         Number          Square Feet         Rentable Square         Square Foot          Square Foot
   Expiration     of Leases          Expiring            Feet Expiring         S/L Rent (1)           Rent (2)
   ----------     ---------          --------            -------------         ------------           --------

2001                     7            74,427                 1.5%               $   5.75              $   6.17
2002                    26           252,635                 4.9%               $   6.49              $   7.30
2003                    28           733,434                14.4%               $   5.35              $   6.26
2004                    32           620,553                12.2%               $   6.24              $   7.31
2005                    22           427,994                 8.4%               $   5.93              $   7.97
2006                    37           933,793                18.3%               $   6.42              $   7.91
2007 and thereafter     44         2,056,442                40.3%                     --                    --
                       ---         ---------               -----

Total                  196         5,099,278               100.0%
                       ===         =========               =====

                                       25

LEASE EXPIRATIONS

RESEARCH AND DEVELOPMENT PROPERTIES:


     Year of                      Total Rentable          % of Total                Per                  Per
      Lease         Number          Square Feet         Rentable Square         Square Foot          Square Foot
   Expiration     of Leases          Expiring            Feet Expiring         S/L Rent (1)           Rent (2)
   ----------     ---------          --------            -------------         ------------           --------

2001                     5           262,946                21.1%               $   5.59              $   6.78
2002                     3           118,620                 9.5%               $  10.19              $  11.82
2003                     4            37,938                 3.0%               $   9.20              $  10.15
2004                     9            99,218                 8.0%               $  13.86              $  15.01
2005                     4           357,440                28.7%               $   8.70              $  10.78
2006                     5            80,261                 6.5%               $  18.06              $  20.83
2007 and thereafter     13           288,400                23.2%                     --                    --
                       ---         ---------               -----

Total                   43         1,244,823               100.0%
                       ===         =========               =====



WESTCHESTER OFFICE PROPERTIES:


     Year of                      Total Rentable          % of Total                Per                  Per
      Lease         Number          Square Feet         Rentable Square         Square Foot          Square Foot
   Expiration     of Leases          Expiring            Feet Expiring         S/L Rent (1)           Rent (2)
   ----------     ---------          --------            -------------         ------------           --------


2001                     4            14,463                 0.4%               $  22.07              $  22.37
2002                    48           430,153                14.3%               $  21.34              $  21.92
2003                    49           240,857                 8.0%               $  22.68              $  23.81
2004                    32           169,158                 5.6%               $  21.37              $  22.40
2005                    45           387,247                12.9%               $  25.00              $  25.40
2006                    36           719,583                23.9%               $  22.79              $  24.60
2007 and thereafter     44         1,049,933                34.9%                     --                    --
                       ---         ---------               -----

Total                  258         3,011,394               100.0%
                       ===         =========               =====


STAMFORD OFFICE PROPERTIES:



     Year of                      Total Rentable          % of Total                Per                  Per
      Lease         Number          Square Feet         Rentable Square         Square Foot          Square Foot
   Expiration     of Leases          Expiring            Feet Expiring         S/L Rent (1)           Rent (2)
   ----------     ---------          --------            -------------         ------------           --------

2001                     9            18,656                 1.8%               $  27.67              $  21.62
2002                    18            88,704                 8.5%               $  27.44              $  28.72
2003                    17           120,969                11.6%               $  31.00              $  31.64
2004                    21           228,220                21.9%               $  21.81              $  22.67
2005                    19           121,885                11.7%               $  26.66              $  28.47
2006                    21           281,437                26.9%               $  25.65              $  25.31
2007 and thereafter     16           183,932                17.6%                     --                    --
                       ---         ---------               -----

Total                  121         1,043,803               100.0%
                       ===         =========               =====

                                       26

LEASE EXPIRATIONS

NEW JERSEY OFFICE PROPERTIES:


     Year of                      Total Rentable          % of Total                Per                  Per
      Lease         Number          Square Feet         Rentable Square         Square Foot          Square Foot
   Expiration     of Leases          Expiring            Feet Expiring         S/L Rent (1)           Rent (2)
   ----------     ---------          --------            -------------         ------------           --------

2001                     7            38,621                 2.1%               $  16.76              $  17.14
2002                    20           160,092                 8.8%               $  20.02              $  20.93
2003                    17           317,607                17.6%               $  28.05              $  27.56
2004                    28           200,726                11.1%               $  22.96              $  23.78
2005                    24           272,316                15.1%               $  23.66              $  23.63
2006                    16           194,327                10.7%               $  24.23              $  25.54
2007 and thereafter     17           625,055                34.6%                     --                    --
                       ---         ---------               -----

Total                  129         1,808,744               100.0%
                       ===         =========               =====



NEW YORK CITY OFFICE


     Year of                      Total Rentable          % of Total                Per                  Per
      Lease         Number          Square Feet         Rentable Square         Square Foot          Square Foot
   Expiration     of Leases          Expiring            Feet Expiring         S/L Rent (1)           Rent (2)
   ----------     ---------          --------            -------------         ------------           --------

2001                     5            17,703                 0.5%               $  28.48              $  28.64
2002                    22           193,034                 5.7%               $  32.47              $  33.40
2003                     7           114,987                 3.4%               $  32.10              $  32.89
2004                    19           218,239                 6.5%               $  36.46              $  39.35
2005                    34           446,606                13.3%               $  36.05              $  37.53
2006                    49           343,986                10.2%               $  29.92              $  30.69
2007 and thereafter     77         2,034,112                60.4%                     --                    --
                       ---         ---------               -----

Total                  213         3,368,667               100.0%
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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None
Item 2. Changes in Securities and use of proceeds

         During the three months ended September 30, 2001, the Registrant issued 156,667 shares of its Class A common stock, par value $0.01 per share, in exchange for an equal number of units of limited partnership interest of the Operating Partnership. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities - None
Item 4. Submission of Matters to a Vote of Securities Holders - None
Item 5. Other information - None
Item 6. Exhibits and Reports on Form 8-K
         a)  Exhibits
             10.1 Amended and restated 1995 stock option plan of the Registrant
             10.2 Amended and restated 1997 stock option plan of the Registrant

         b) During the three months ended September 30, 2001, the Registrant filed the following reports on Form 8-K:

             On August 8, 2001, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit its second quarter presentation in satisfaction of the requirements of Regulation FD.

             On August 9, 2001, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit supplemental operating and financial data for the quarter ended June 30, 2001 in satisfaction of the requirements of Regulation FD.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RECKSON ASSOCIATES REALTY CORP.


By:        /s/ Scott H. Rechler                            /s/ Michael Maturo
   -----------------------------------------      -----------------------------------------
Scott H. Rechler, Co-Chief Executive Officer      Michael Maturo, Executive Vice President,
                                                  Treasurer and Chief Financial Officer



Date:  November 12, 2001