Form 10-K
period 2001-12-31
RECKSON ASSOCIATES REALTY CORP
filed 2002-03-19
CIK 930548

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

[X] Annual  Report  Pursuant  to  Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 2001
                                      OR

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

                             ---------------------

          Securities registered pursuant to Section 12(b) of the Act:





           Title of each class              Name of Each Exchange on Which Registered
----------------------------------------   ------------------------------------------
  Class A common stock, $.01 par value               New York Stock Exchange
  Class B common stock, $.01 par value               New York Stock Exchange
  Class A preferred stock, $.01 par value            New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                             ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of Class A common stock and Class B common stock held by non-affiliates was approximately $1,417 million based on the closing prices on the New York Stock Exchange for such shares on March 14, 2002.

     The Company has two classes of common stock, issued at $.01 par value per share with 50,007,168 and 10,283,513 shares of Class A common stock and Class B common stock outstanding, respectively as of March 14, 2002.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Shareholder's Meeting to be held May 23, 2002 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS



  ITEM
NO.                                                                                         PAGE
-------                                                                                    ------
                                                PART I
1.        Business .....................................................................     I-1
2.        Properties ...................................................................     I-9
3.        Legal Proceedings ............................................................     I-19
4.        Submission of Matters to a Vote of Security Holders ..........................     I-19

                                            PART II
5.        Market for Registrant's Common Equity and Related Stockholder Matters ........    II-1
6.        Selected Financial Data ......................................................    II-2
7.        Management's Discussion and Analysis of Financial Condition and Results of
           Operations ..................................................................    II-3
7(a).     Quantitative and Qualitative Disclosures about Market Risk ...................    II-15
8.        Financial Statements and Supplementary Data ..................................    II-16
9.        Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure ..................................................................    II-16

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

                                            PART IV
14.       Financial Statements and Schedules, Exhibits and Reports on Form 8-K ........     IV-1

                                    PART I


ITEM 1. BUSINESS


GENERAL

     Reckson Associates Realty Corp. was incorporated in September 1994 and commenced operations effective with the completion of its initial public offering (the "IPO") on June 2, 1995. Reckson Associates Realty Corp., together with Reckson Operating Partnership, L.P. (the "Operating Partnership"), and their affiliates (collectively, the "Company") were formed for the purpose of continuing the commercial real estate business of Reckson Associates, its affiliated partnerships and other entities ("Reckson"). For more than 40 years, Reckson has been engaged in the business of owning, developing, acquiring, constructing, managing and leasing office and industrial properties in the New York tri-state area (the "Tri-State Area"). Based on industry surveys, management believes that the Company is one of the largest owners and operators of Class A suburban and commercial business district ("CBD") office properties and industrial properties in the Tri-State Area. The Company operates as a fully integrated, self-administered and self-managed real estate investment trust ("REIT"). As of December 31, 2001 the Company owned 182 properties (including 11 joint venture properties) in the Tri-State Area suburban and CBD markets, encompassing approximately 20.6 million rentable square feet, all of which are managed by the Company. These properties include 60 Class A suburban office properties encompassing approximately 8.5 million rentable square feet, of which 42 of these properties or 74% as measured by square footage, are located within the Company's ten office parks. Reckson has historically emphasized the development and acquisition of properties that are part of large-scale suburban office parks. The Company believes that owning properties in planned office and industrial parks provides certain strategic advantages, including the following: (i) certain tenants prefer being located in a park with other high quality companies to enhance their corporate image, (ii) parks afford tenants certain aesthetic amenities such as a common landscaping plan, standardization of signage and common dining and recreational facilities, (iii) tenants may expand (or contract) their business within a park, enabling them to centralize business functions and (iv) a park provides tenants with access to other tenants and may facilitate business relationships between tenants. The properties also include 17 Class A CBD office properties encompassing approximately 5.3 million rentable square feet. The CBD office properties consist of five properties located in New York City, eight properties located in Stamford, CT and four properties located in White Plains, NY. Additionally, the properties include 103 industrial properties encompassing approximately 6.8 million rentable square feet, of which 72 of these properties, or 59% as measured by square footage, are located within the Company's three industrial parks. The properties also include two retail properties comprising approximately 20,000 rentable square feet.

     Through its ownership of properties in the key CBD and suburban office markets in the Tri-State Area, the Company believes it has a unique competitive advantage as the trend toward the regional decentralization of the workplace increases. Due to the events of September 11th, as well as technological advances which further enable decentralization, companies are strategically re-evaluating the benefits and feasibility of regional decentralization and reassessing their long-term space needs. The Company believes this multi-location regional decentralization will continue to take place, increasing as companies begin to have better visibility as to the future of the economy, further validating our regional strategy of maintaining a significant market share in each of the key CBD and suburban office markets in the Tri-State Area.

     The Company also owns approximately 254 acres of land in 12 separate parcels of which the Company can develop approximately two million square feet of office space and approximately 450,000 square feet of industrial space. The Company is also obligated to purchase, during the first quarter of 2002, 52.7 acres of land located in Valhalla, NY on which the Company can develop approximately 875,000 square feet of office space. In addition, the Company owns a 32 acre land parcel located in Rye Brook, NY which is under contract for sale for approximately $22.3 million. The closing is scheduled to occur during 2002. Since the IPO the Company has developed or redeveloped 14 properties encompassing approximately 2.1 million square feet of office and industrial space.

     The Company also owns a 357,000 square foot office building located in Orlando, Florida and has invested approximately $17.0 million in a note receivable secured by a partnership interest in Omni Partners, L. P., owner of the Omni, a 575,000 square foot Class A Office Property located in Uniondale, NY, effectively increasing its economic interest in the property owning partnership and $36.5 million under three notes which are secured by a minority partner's preferred unit interest in the Operating Partnership and certain real property (the "Note Receivable Investments").

     During July 1998, the Company formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Class A office properties in New York City. Currently the Company owns, through Metropolitan, five Class A office properties aggregating approximately 3.5 million square feet.

     During September 2000, the Company formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed eight Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV which was then distributed to the Company. As a result, the Company realized a gain of approximately $15.2 million. For purposes of its financial statements the Company consolidates this joint venture.

     On December 21, 2001, the Company formed a joint venture with the New York State Teachers' Retirement Systems ("NYSTRS") whereby NYSTRS acquired a 49% indirect interest in the property located at 919 Third Avenue, New York, NY for $220.5 million which included $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of cash which was then distributed to the Company. As a result, the Company realized a gain of approximately $18.9 million. For purposes of its financial statements the Company consolidates this joint venture.

     As of December 31, 2001, the Company has invested approximately $59.8 million in REIT-qualified joint ventures with Reckson Strategic Venture
Partners, LLC ("RSVP"), a real estate venture capital fund created as a research and development vehicle for the Company to invest in alternative real estate sectors outside the Company's core office and industrial focus (see Recent Developments-Other Investing Activities).

     All of the Company's interests in its properties, the Note Receivable Investments and land are held directly or indirectly by, and all of its operations are conducted through, the Operating Partnership. Reckson Associates Realty Corp. controls the Operating Partnership as the sole general partner and as of December 31, 2001, owned approximately 89% of the Operating Partnership's outstanding common units of limited partnership ("OP Units") and Class B common units of limited partnership interest.

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

     The Company's principal executive offices are located at 225 Broadhollow Road, Melville, New York 11747 and its telephone number at that location is
(631) 694-6900. At December 31, 2001, the Company had 311 employees.


RECENT DEVELOPMENTS


Acquisitions, Dispositions and Investing Activities

     On October 29, 2001, the Company, at its option, acquired the lessor's rights to the air rights lease agreement for the property located at 120 West 45th Street, New York, NY for approximately $7.7 million. As a result, the Company's obligation to pay rent under this lease agreement was eliminated.

     On December 21, 2001, Metropolitan sold a 49% indirect interest in the property located at 919 Third Avenue, New York, NY for $220.5 million which included $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of cash. As a result, the Company realized a gain of approximately $18.9 million.

     During the year ended December 31, 2001, the Company sold five office properties aggregating approximately 678,000 square feet for $82.1 million, a 26,000 square foot industrial property for $2.8 million and its remaining preferred interest in Keystone Property Trust for $35.7 million. As a result of these sales the Company realized a net gain of approximately $1.3 million. Net proceeds from these sales were used primarily to repay borrowings under the Credit Facility and to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to Section 1031 of the Internal Revenue Code of 1986. The Company has identified approximately
52.7 acres of land located in Valhalla, NY for the purposes of this exchange.

     Subsequent to December 31, 2001, the Company entered into a contract to sell two Class A office properties, located in Westchester County, NY, aggregating approximately 157,000 square feet for approximately $18.5 million. The closing is scheduled to occur during the second quarter of 2002.

Other Investing Activities

     During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc., ("FrontLine") and RSVP. RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies outside the Company's core office and industrial focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made  under  the  RSVP  Facility  and  the  FrontLine  Facility  hereafter,  the
"FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of December 31, 2001, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of December 31, 2001, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million.

     At June 30, 2001, the Company assessed the recoverability of the FrontLine Loans and reserved approximately $3.5 million of the interest accrued during the three-month period then ended. In addition, the Company formed a committee of its Board of Directors, comprised solely of independent directors, to consider any actions to be taken by the Company in connection with the FrontLine Loans and its investments in joint ventures with RSVP. During the third quarter of 2001, the Company noted a significant deterioration in FrontLine's operations and financial condition and, based on its assessment of value and recoverability and considering the findings and recommendations of the committee and its financial advisor, the Company recorded a $163 million valuation reserve charge, inclusive of anticipated costs, in its consolidated statements of operations relating to its investments in the FrontLine Loans and joint ventures with RSVP. The Company has discontinued the accrual of interest income with respect to the FrontLine Loans. The Company has also reserved against its share of GAAP equity in earnings from the RSVP controlled joint ventures funded through the RSVP Commitment until such income is realized through cash distributions.

     At December 31, 2001, the Company, pursuant to Section 166 of the Internal Revenue Code of 1986, charged off $70 million of the aforementioned reserve directly related to the FrontLine Facility, including accrued interest. Subsequent to December 31, 2001, the Company charged off an additional $38 million of the reserve directly related to the FrontLine Facility, including accrued interest and $47 million of the reserve directly related to the RSVP Facility, including accrued interest.

     FrontLine is in default under the FrontLine Loans from the Operating Partnership and has reported that it is currently in discussions with its creditors, including the Company, and that it may be required to seek protection from creditors under federal bankruptcy laws.

     As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments, is approximately $65.0 million. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet.

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

     The Operating Partnership and FrontLine entered into an intercompany agreement (the "Reckson Intercompany Agreement") to formalize their relationship at the time of the spin-off of FrontLine and to limit conflicts of interest. Under the Reckson Intercompany Agreement, among other provisions, (i) FrontLine granted the Operating Partnership a right of first opportunity to make any REIT-qualified investment that becomes available to FrontLine and (ii) the Operating Partnership granted FrontLine a right to (a) provide the Operating Partnership and its tenants with commercial services for occupants of office, industrial and other property types and (b) become the lessee of any real property acquired by the Operating Partnership if the Operating Partnership determines that, consistent with the Company's status as a REIT, it is required to enter into a "master" lease agreement.

     The following table sets forth the Company's invested capital (before valuation reserves) in RSVP controlled (REIT-qualified) joint ventures and amounts which were advanced under the RSVP Commitment to FrontLine, for its investment in RSVP controlled investments (in thousands):





                                              RSVP CONTROLLED      AMOUNTS
                                               JOINT VENTURES     ADVANCED       TOTAL
                                             -----------------   ----------   ----------
       Privatization .....................        $21,480         $ 3,520      $ 25,000
       Student Housing ...................         18,086           3,935        22,021
       Medical Offices ...................         20,185              --        20,185
       Parking ...........................             --           9,091         9,091
       Resorts ...........................             --           8,057         8,057
       Net leased retail .................             --           3,180         3,180
       Other assets and overhead .........             --          21,598        21,598
                                                  -------         -------      --------
                                                  $59,751         $49,381      $109,132
                                                  =======         =======      ========


     Included in these investments is approximately $18.9 million of cash that has been contributed to the respective RSVP controlled joint ventures or advanced under the RSVP Commitment to FrontLine and is being held, along with cash from the preferred investors.

Leasing Activity

     During  the  year  ended December 31, 2001, the Company executed 276 leases
encompassing   approximately  2.6  million  square  feet.  The  following  table summarizes the leasing activity by location and property type:



                                                                     LEASED        AVERAGE
                                                                     SQUARE       EFFECTIVE
                                              NUMBER OF LEASES        FEET        RENT (1)
                                             ------------------   ------------   ----------
       CBD office properties
       ---------------------
       Connecticut .......................            26             148,443      $ 29.99
       New York City .....................            13             101,483      $ 55.26
       Westchester .......................            17              84,780      $ 24.87
                                                      --             -------
       Subtotal/Weighted average .........            56             334,706      $ 36.36
                                                      --             -------
       Suburban office properties
       --------------------------
       Long Island .......................            69             471,077      $ 25.67
       New Jersey ........................            28             422,322      $ 26.14
       Westchester .......................            59             443,448      $ 22.94
                                                      --             -------
       Subtotal/Weighted average .........           156           1,336,847      $ 24.91
                                                     ---           ---------
       Industrial properties
       ---------------------
       Long Island .......................            59             814,170      $  7.67
       New Jersey ........................             4              97,998      $  7.74
       Westchester .......................             1               8,169      $  9.68
                                                     ---           ---------
       Subtotal/Weighted average .........            64             920,337      $  7.70
                                                     ---           ---------
       Total .............................           276           2,591,890
                                                     ===           =========


(1) Base rent adjusted on a straight-line basis for free rent periods, tenant improvements and leasing commissions


Financing Activities

     On September 7, 2000, the Company obtained its three year $575 million unsecured revolving Credit Facility from JPMorgan Chase Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September 2003 and borrowings under the Credit Facility are currently priced off LIBOR plus 105 basis points.

     The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At December 31, 2001, the Company had availability under the Credit Facility to borrow an additional $303.4 million (of which, $37.4 million has been allocated for outstanding undrawn letters of credit). Subsequent to December 31, 2001, the Company paid down the Credit Facility by $84.6 million which was received from the sale of a 49% interest in the property located at 919 Third Avenue, New York, NY and thereby increasing its availability under the Credit Facility to $388 million.

     On June 1, 2001, the Company refinanced a $70 million short-term variable rate mortgage note with a five year $75 million fixed rate mortgage note, which bears interest at 6.52% per annum. In addition, on July 18, 2001, the Company refinanced a $200 million short-term variable rate mortgage note with a ten year $250 million fixed rate mortgage note, which bears interest at 6.867% per annum. The net proceeds of approximately $50.4 million received by the Company as a result of these refinancings was used to repay maturing fixed rate debt, the Credit Facility and for working capital purposes.

     On July 24, 2001, the Company repaid a mortgage note in the amount of approximately $15.5 million from a portion of the proceeds received from the secured debt financing of the property located at 919 Third Avenue, New York, NY. In addition, during the fourth quarter of 2001, the Company repaid two mortgage notes in the aggregate amount of approximately $8.8 million through a draw under the Credit Facility and from available cash on hand.


Stock and Other Equity Offerings

     During the year ended December 31, 2001, approximately 11,553 preferred units of limited partnership interest in the Operating Partnership, with a liquidation preference value of approximately $11.6 million, were exchanged for 456,351 OP Units at an average price of $25.32 per OP Unit. In addition, 660,370 OP Units were exchanged for an equal number of shares of the Company's Class A common stock.

     Metropolitan is controlled by the Company. A minority partner owned an $85 million preferred equity investment in Metropolitan which accrued distributions at a rate of 7.5% per annum for a two-year period (May 24, 1999 through May 30, 2001). On May 31, 2001, the minority partner, at its election, converted its preferred equity investment into 3,453,881 shares of the Company's Class A common stock based on a conversion price of $24.61 per share. As a result of the minority partner's conversion of their preferred equity investment, the Company owns 100% of Metropolitan.

     The Board of Directors of the Company has authorized the purchase of up to an additional five million shares of the Company's Class B common stock and/or its Class A common stock. Transactions conducted on the New York Stock Exchange will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. Previously, the Company purchased and retired 1,410,804 shares of Class B common stock at an average price of $21.48 per Class B share and 61,704 shares of Class A common stock at an average price of $23.03 per Class A share for an aggregate purchase price of approximately $31.7 million.


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

     Corporate Strategies. Management believes that throughout its 40-year operating history, Reckson has created value in its properties through a variety of market cycles by implementing the operating strategies described below. These operating strategies include: (i) a multidisciplinary leasing approach that involves architectural design and construction personnel as well as leasing professionals, (ii) innovative marketing programs that strategically position the Company's properties and distinguish its portfolio from the competition, increase brand equity and gain market-share. These cost-effective, high-yield programs include electronic web-casting, targeted outdoor and print media campaigns and sales promotion that enhances broker relationships and influences tenant retention, (iii) a comprehensive tenant service program and property amenities designed to maximize tenant satisfaction and retention, (iv) cost control management and systems that take advantage of economies of scale that arise from the Company's market position and efficiencies attributable to the state-of-the-art energy control systems at many of the office properties,
(v) a fully integrated infrastructure of proprietary and property management accounting systems which encompasses technology advanced systems and tools that provides meaningful information, on a real time basis, throughout the entire organization and (vi) an acquisition and development strategy that is continuously adjusted in light of anticipated changes in market conditions and that seeks to capitalize on management's multidisciplinary expertise and market knowledge to modify, upgrade and reposition a property in its marketplace in order to maximize value.

     The Company also intends to adhere to a policy of maintaining a stabilized debt ratio (defined as the total debt of the Company as a percentage of the sum of the Company's total debt and the market value of its equity) of not more than 50%. As of December 31, 2001, the Company's debt ratio was approximately 41.1%. This calculation is net of minority partners' proportionate share of joint venture debt and including the Company's share of unconsolidated joint venture debt. This debt ratio is intended to provide the Company with financial flexibility to select the optimal source of capital (whether debt or equity) with which to finance external growth.

     Growth Opportunities. The Company intends to achieve its primary business objectives by applying its corporate strategies to the internal and external growth opportunities described below.

     Internal Growth. To the extent the Long Island, Westchester, New Jersey and Southern Connecticut suburban office and industrial markets remain stable and begin to recover with new supply management believes the Company is well positioned to benefit from rental revenue growth through: (i) contractual annual compounding of 3-4% Base Rent increases (defined as fixed gross rental amounts that excludes payments on account of real estate taxes, operating expense escalations and base electrical charges) on approximately 85% of existing leases from its Long Island properties, (ii) periodic contractual increases in Base Rent on existing leases from its Westchester properties, the New Jersey properties and the Southern Connecticut properties and (iii) the potential for increases to Base Rents as leases expire and space is re-leased at the higher rents that exist in the current market environment.

     During 1999, the Company entered the New York City office market. The New York City office market is currently experiencing favorable supply and demand characteristics exceeding those currently in the Company's suburban markets and is also characterized by similar lack of available land supply and other barriers to entry that limit competition. The Company's New York City office buildings offer superior potential for increase in Base Rents as described in
(iii) above. Since the formation of the Company's New York City division, it has acquired five Class A office properties aggregating approximately 3.5 million square feet.

     External Growth. The Company seeks to acquire multi-tenant Class A office buildings in New York City and the surrounding Tri-State Area core suburban markets as well as industrial properties located in the Tri-State Area. Management believes that the Tri-State Area presents opportunities to acquire or  invest  in  properties  at  attractive yields. The Company believes that its
(i) capital structure, in particular its Credit Facility providing for a maximum borrowing amount of up to $575 million, (ii) ability to acquire a property for OP Units and thereby defer the seller's income tax on gain,
(iii) operating economies of scale, (iv) relationships with financial institutions and private real estate owners, (v) fully integrated operations in its five existing divisions and (vi) its substantial position and franchise in the submarkets in which it owns properties will enhance the Company's ability to identify and capitalize on acquisition opportunities. The Company also intends to selectively develop new Class A suburban and CBD office and industrial properties and to continue to redevelop existing properties as these opportunities arise. The Company will concentrate its development activities on industrial and Class A suburban and CBD office properties within the Tri-State Area. The Company's expansion into the New York City office market has provided it with additional opportunities to acquire interests in properties at attractive yields. The Company also believes that the addition of its New York City division provides additional leasing and operational facilities and enhances its overall franchise value by being the only real estate operating company in the Tri-State Area with significant presence in both Manhattan and each of the surrounding sub-markets.

     Through its ownership of properties in the key CBD and suburban office markets in the Tri-State Area, the Company believes it has a unique competitive advantage as the trend toward the regional decentralization of the workplace increases. Due to the events of September 11th, as well as technological advances which further enable decentralization, companies are strategically re-evaluating the benefits and feasibility of regional decentralization and reassessing their long-term space needs. The Company believes this multi-location regional decentralization will continue to take place, increasing as companies begin to have better visibility as to the future of the economy, further validating our regional strategy of maintaining a significant market share in each of the key CBD and suburban office markets in the Tri-State Area.

     In addition, when valuations for commercial real estate properties are high, the Company will seek to sell certain properties or interests therein to realize value and profit created. The Company will then seek opportunities to reinvest the capital realized from these dispositions back into value-added assets in the Company's core Tri-State Area markets, as well as pursue its stock repurchase program.


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

     All of the Company's office and industrial properties have been subjected to a Phase I or similar environmental audit after April 1, 1994 (which involved general inspections without soil sampling, ground water analysis or radon testing and, for the Company's properties constructed in 1978 or earlier, survey inspections to ascertain the existence of ACMs were conducted) completed by independent environmental consultant companies (except for 35 Pinelawn Road which was originally developed by Reckson and subjected to a Phase 1 in April
1992). These environmental audits have not revealed any environmental liability that would have a material adverse effect on the Company's business.

ITEM 2. PROPERTIES

GENERAL

     As of December 31, 2001 the Company owned 182 properties (including 11 joint venture properties) in the Tri-State Area suburban and CBD markets, encompassing approximately 20.6 million rentable square feet, all of which are managed by the Company. The properties include 60 Class A suburban office properties encompassing approximately 8.5 million rentable square feet, of which 42 of these properties or 74% as measured by square footage, are located within the Company's ten office parks. Reckson has historically emphasized the development and acquisition of properties that are part of large-scale suburban office parks. The Company believes that owning properties in planned office and industrial parks provides certain strategic advantages, including the following: (i) certain tenants prefer being located in a park with other high quality companies to enhance their corporate image, (ii) parks afford tenants certain aesthetic amenities such as a common landscaping plan, standardization of signage and common dining and recreational facilities, (iii) tenants may expand (or contract) their business within a park, enabling them to centralize business functions and (iv) a park provides tenants with access to other
tenants   and   may  facilitate  business  relationships  between  tenants.  The
properties   also   include  17  Class  A  CBD  office  properties  encompassing approximately 5.3 million rentable square feet. The CBD office properties consist of five properties located in New York City, eight properties located in Stamford, CT and four properties located in White Plains, NY. Additionally, the Company owns 103 industrial properties encompassing approximately 6.8 million rentable square feet, of which 72 of these properties, or 59% as measured by square footage, are located within the Company's three industrial parks. The properties also include two retail properties comprising approximately 20,000 rentable square feet. The Company also owns a 357,000 square foot office property located in Orlando, Florida.

     Set forth below is a summary of certain information relating to the Company's properties, categorized by office and industrial properties, as of December 31, 2001.


OFFICE PROPERTIES

General

     As of December 31, 2001, the Company owned or had an interest in 60 Class A suburban office properties encompassing approximately 8.5 million square feet and 17 Class A CBD office properties encompassing approximately 5.3 million square feet. As of December 31, 2001, the office properties were approximately 96.1% leased (percent leased excludes properties under development) to approximately 1141 tenants.

     The office properties are Class A office buildings and are well-located, well-maintained and professionally managed. In addition, these properties are modern with high finishes and achieve among the highest rent, occupancy and tenant retention rates within their sub-markets. Forty two of the 60 suburban office properties are located within the Company's ten office parks. The buildings in these office parks offer a full array of amenities including health clubs, racquetball courts, sun decks, restaurants, computer controlled HVAC access systems and conference centers. Management believes that the location, quality of construction and amenities as well as the Company's reputation for providing a high level of tenant service have enabled the Company to attract and retain a national tenant base. The office tenants include national service companies, such as telecommunications firms, "Big Five" accounting firms, securities brokerage houses, insurance companies and health care providers. The 17 Class A CBD office properties consist of five properties located in New York City, eight properties located in Stamford, CT and four properties located in White Plains, NY.

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


     The following table sets forth certain information as of December 31, 2001 for each of the office properties.

                                                       OWNERSHIP
                                                       INTEREST
                                                        (GROUND
                                                         LEASE                      LAND
                                         PERCENTAGE   EXPIRATION        YEAR        AREA
PROPERTY                                  OWNERSHIP    DATE) (1)    CONSTRUCTED    (ACRES)
--------                                ------------ ------------ --------------- ---------
Suburban Office Properties:
Huntington Melville Corporate
 Center, Melville, NY
                                                      Leasehold
395 North Service Rd ..................      100%      (2,081)         1988           7.5
200 Broadhollow Rd ....................      100%        Fee           1981           4.6
48 South Service Rd ...................      100%        Fee           1986           7.3
35 Pinelawn Rd ........................      100%        Fee           1980           6.0
275 Broadhollow Rd ....................       51%        Fee           1970           5.8
58 South Service Rd (3) ...............      100%        Fee           2000          16.5
1305 Old Walt Whitman Rd ..............       51%        Fee           1998 (5)      18.1
                                                                                     ----
Total--Huntington Melville
 Corporate Center (4) .................                                              65.8
                                                                                     ----
North Shore Atrium, Syosset, NY
6800 Jericho Turnpike (North Shore
 Atrium I) ............................      100%        Fee           1977          13.0
6900 Jericho Turnpike (North Shore
 Atrium II) ...........................      100%        Fee           1982           5.0
                                                                                     ----
Total--North Shore Atrium .............                                              18.0
                                                                                     ----
Nassau West Corporate Center,
 Mitchel Field, NY
50 Charles Lindbergh Blvd.                            Leasehold
 (Nassau West Corporate Center II) ....      100%      (2,082)         1984           9.1
60 Charles Lindbergh Blvd.                            Leasehold
 (Nassau West Corporate Center I) .....      100%      (2,082)         1989           7.8
                                                      Leasehold
51 Charles Lindbergh Blvd .............      100%      (2,084)         1989           6.6
                                                      Leasehold
55 Charles Lindbergh Blvd. ............      100%      (2,082)         1982          10.0
                                                      Leasehold
333 Earl Ovington Blvd. (The Omni)            60%      (2,088)         1991          30.6
                                                      Leasehold
90 Merrick Ave ........................       51%      (2,084)         1985          13.2
                                                                                     ----
Total--Nassau West Corporate
 Center ...............................                                              77.3
                                                                                     ----
Tarrytown Corporate Center
 Tarrytown, NY
505 White Plains Road .................      100%        Fee           1974           1.4
520 White Plains Road .................       60%      Fee (6)         1981           6.8
555 White Plains Road .................      100%        Fee           1972           4.2
560 White Plains Road .................      100%        Fee           1980           4.0
580 White Plains Road .................      100%        Fee           1977           6.1
660 White Plains Road .................      100%        Fee           1983          10.9
                                                                                     ----
Total--Tarrytown Corporate Center .....                                              33.4
                                                                                     ----
Reckson Executive Park
 Rye Brook, NY
1 International Dr ....................      100%        Fee           1983          N/A
2 International Dr ....................      100%        Fee           1983          N/A
3 International Dr ....................      100%        Fee           1983          N/A
4 International Dr. ...................      100%        Fee           1986          N/A
5 International Dr. ...................      100%        Fee           1986          N/A
6 International Dr. ...................      100%        Fee           1986          N/A

Total--Reckson Executive Park .........                                              44.4
                                                                                     ----
Summit at Valhalla Valhalla, NY
100 Summit Dr. ........................      100%        Fee           1988          11.3
200 Summit Dr. ........................      100%        Fee           1990          18.0
500 Summit Dr. ........................      100%        Fee           1986          29.1
                                                                                     ----
Total--Summit at Valhalla .............                                              58.4
                                                                                     ----
Mt. Pleasant Corporate Center .........
115/117 Stevens Ave. ..................      100%        Fee           1984           5.0
                                                                                     ----

                                                                                           ANNUAL
                                                                                            BASE
                                                                                            RENT     NUMBER
                                         NUMBER    RENTABLE                                 PER        OF
                                           OF       SQUARE      PERCENT    ANNUAL BASE     LEASED    TENANT
PROPERTY                                 FLOORS      FEET        LEASED      RENT (2)     SQ. FT.    LEASES
--------                                -------- ------------ ----------- ------------- ----------- -------
Suburban Office Properties:
Huntington Melville Corporate
 Center, Melville, NY
395 North Service Rd ..................    4        187,393       100.0%   $ 5,290,551    $ 28.24       7
200 Broadhollow Rd ....................    4         67,432        99.9%   $ 1,740,394    $ 25.84      12
48 South Service Rd ...................    4        125,372        97.9%   $ 3,376,836    $ 27.51       8
35 Pinelawn Rd ........................    2        105,241        99.9%   $ 2,501,409    $ 23.80      30
275 Broadhollow Rd ....................    4        126,250       100.0%   $ 3,249,912    $ 25.74      26
58 South Service Rd (3) ...............    4        277,500        36.1%   $ 3,221,317    $ 37.13       5
1305 Old Walt Whitman Rd ..............    3        164,166       100.0%   $ 4,333,478    $ 26.40       6
                                                    -------                -----------                 --
Total--Huntington Melville
 Corporate Center (4) .................           1,053,354        99.6%   $23,713,897    $ 27.16      94
                                                  ---------                -----------                 --
North Shore Atrium, Syosset, NY
6800 Jericho Turnpike (North Shore
 Atrium I) ............................    2        209,028        95.3%   $ 4,384,109    $ 22.01      44
6900 Jericho Turnpike (North Shore
 Atrium II) ...........................    4         95,149       100.0%   $ 2,322,699    $ 25.88      14
                                                  ---------                -----------                 --
Total--North Shore Atrium .............             304,177        96.8%   $ 6,706,808    $ 22.78      58
                                                  ---------                -----------                 --
Nassau West Corporate Center,
 Mitchel Field, NY
50 Charles Lindbergh Blvd.
 (Nassau West Corporate Center II) ....    6        211,845        95.4%   $ 5,132,201    $ 25.40      22
60 Charles Lindbergh Blvd.
 (Nassau West Corporate Center I) .....    2        195,998       100.0%   $ 4,739,146    $ 24.19       6

51 Charles Lindbergh Blvd .............    1        108,000       100.0%   $ 2,389,432    $ 22.12       1
55 Charles Lindbergh Blvd. ............    2        214,581       100.0%   $ 2,680,134    $ 12.49       3
333 Earl Ovington Blvd. (The Omni)        10        575,000        93.3%   $17,328,627    $ 32.30      27
90 Merrick Ave ........................    9        225,597       100.0%   $ 6,097,485    $ 31.01      21
                                                  ---------                -----------                 --
Total--Nassau West Corporate
 Center ...............................           1,531,021        96.8%   $38,367,025    $ 25.89      80
                                                  ---------                -----------                 --
Tarrytown Corporate Center
 Tarrytown, NY
505 White Plains Road .................    2         26,468        94.3%   $   516,036    $ 21.40      22
520 White Plains Road .................    6        171,761       100.0%   $ 3,723,762    $ 21.68       3
555 White Plains Road .................    5        121,585        78.2%   $ 2,382,006    $ 25.04       9
560 White Plains Road .................    6        126,471        80.5%   $ 2,332,941    $ 24.93      18
580 White Plains Road .................    6        170,726        99.3%   $ 4,020,506    $ 23.73      23
660 White Plains Road .................    6        258,715        94.1%   $ 5,035,392    $ 21.03      44
                                                  ---------                -----------                 --
Total--Tarrytown Corporate Center .....             875,726        92.1%   $18,010,643    $ 22.33     119
                                                  ---------                -----------                ---
Reckson Executive Park
 Rye Brook, NY
1 International Dr ....................    3         90,000       100.0%   $ 1,237,500    $ 13.75       1
2 International Dr ....................    3         90,000       100.0%   $ 1,237,500    $ 13.75       1
3 International Dr ....................    3         91,174       100.0%   $ 2,072,372    $ 24.37       6
4 International Dr. ...................    3         86,694        89.3%   $ 2,067,378    $ 25.71       9
5 International Dr. ...................    3         90,000       100.0%   $ 2,242,500    $ 24.42       1
6 International Dr. ...................    3         94,016       100.0%   $   975,777    $ 10.38       9
                                                  ---------                -----------                ---
Total--Reckson Executive Park .........             541,884        98.8%   $ 9,833,027    $ 18.37      27
                                                  ---------                -----------                ---
Summit at Valhalla Valhalla, NY
100 Summit Dr. ........................    4        249,551        95.7%   $ 5,499,974    $ 24.32       7
200 Summit Dr. ........................    4        240,834        89.7%   $ 4,265,547    $ 19.56      14
500 Summit Dr. ........................    4        208,660       100.0%   $ 5,216,500    $ 25.00       2
                                                  ---------                -----------                ---
Total--Summit at Valhalla .............             699,045        93.4%   $14,982,021    $ 22.95      23
                                                  ---------                -----------                ---
Mt. Pleasant Corporate Center .........
115/117 Stevens Ave. ..................    3        162,004        98.3%   $ 2,814,281    $ 17.67      19
                                                  ---------                -----------                ---

                                                           OWNERSHIP
                                                           INTEREST
                                                            (GROUND
                                                             LEASE                    LAND
                                             PERCENTAGE   EXPIRATION       YEAR       AREA
PROPERTY                                      OWNERSHIP    DATE) (1)  CONSTRUCTED   (ACRES)
--------                                    ------------ ------------ ------------- ---------
Total--Mt Pleasant Corporate Center                                                      5.0
                                                                                       -----
Stand-alone Long Island Properties
400 Garden City Plaza
 Garden City, NY ..........................       51%        Fee          1989           5.7
88 Duryea Rd.
 Melville, NY .............................      100%        Fee          1986           1.5
310 East Shore Rd.
 Great Neck, NY ...........................      100%        Fee          1981           1.5
333 East Shore Rd.                                        Leasehold
 Great Neck, NY ...........................      100%      (2,030)        1976           1.5
520 Broadhollow Rd
 Melville, NY .............................      100%        Fee          1978           7.0
1660 Walt Whitman Rd.
 Melville, NY .............................      100%        Fee          1980           6.5
150 Motor Parkway
 Hauppauge, NY ............................      100%        Fee          1984          11.3
120 Mineola Blvd
 Mineola, NY ..............................      100%        Fee          1989           0.7
538 Broadhollow Road
 Melville, NY .............................      100%        Fee          1986           7.5
50 Marcus Drive,
 Melville, NY .............................      100%        Fee          2000          12.9
                                                                                       -----
Total--Stand-alone Long Island ............                                             56.1
                                                                                       -----
Stand-alone Westchester
 Properties
120 White Plains Rd.
 Tarrytown, NY ............................       51%        Fee          1984           9.7
80 Grasslands
 Elmsford, NY .............................      100%        Fee          1989           4.9
                                                                                       -----
Total--Stand-alone Westchester
 Properties ...............................                                             14.6
                                                                                       -----
Executive Hill Office Park
 West Orange, NJ
100 Executive Dr ..........................      100%        Fee          1978          10.1
200 Executive Dr ..........................      100%        Fee          1980           8.2
300 Executive Dr ..........................      100%        Fee          1984           8.7
10 Rooney Circle ..........................      100%        Fee          1971           5.2
                                                                                       -----
Total--Executive Hill Office Park .........                                             32.2
                                                                                       -----
University Square
 Princeton, NJ
100 Campus Dr. ............................      100%        Fee          1987          N/A
104 Campus Dr. ............................      100%        Fee          1987          N/A
115 Campus Dr. ............................      100%        Fee          1987          N/A

Total--University Square ..................                                             11.0
                                                                                       -----
Short Hills Office Complex
 Short Hills, NJ
101 John F. Kennedy Parkway ...............      100%        Fee          1981           9.0
103 John F. Kennedy Parkway (3) ...........      100%        Fee          1981           6.0
51 John F Kennedy Parkway .................       51%        Fee          1988          11.0
                                                                                       -----
Total--Short Hills Office (4) .............                                             26.0
                                                                                       -----
Stand-alone New Jersey Properties
99 Cherry Hill Road
 Parsippany, NJ ...........................      100%        Fee          1982           8.8
119 Cherry Hill Road
 Parsippany, NJ ...........................      100%        Fee          1982           9.3
One Eagle Rock
 Hanover, NJ ..............................      100%        Fee          1986          10.4
3 University Plaza
 Hackensack, NJ ...........................      100%        Fee          1985          10.6
1255 Broad Street
 Clifton, NJ ..............................      100%        Fee          1968          11.1
492 River Rd,
 Nutley, NJ ...............................      100%        Fee          1952          17.3
                                                                                       -----
Total--Stand-alone New Jersey
 Properties ...............................                                             67.5
                                                                                       -----
Total--Suburban Office Properties (4) .....                                            509.7
                                                                                       -----

                                                                                               ANNUAL
                                                                                                BASE
                                                                                                RENT     NUMBER
                                             NUMBER    RENTABLE                                 PER        OF
                                               OF       SQUARE     PERCENT    ANNUAL BASE      LEASED    TENANT
PROPERTY                                     FLOORS      FEET       LEASED      RENT (2)      SQ. FT.    LEASES
--------                                    -------- ------------ --------- --------------- ----------- -------
Total--Mt Pleasant Corporate Center                     162,004      98.3%   $  2,814,281     $ 17.67      19
                                                        -------              ------------                  --
Stand-alone Long Island Properties
400 Garden City Plaza
 Garden City, NY ..........................    5        176,073      99.0%   $  4,331,760     $ 24.12      25
88 Duryea Rd.
 Melville, NY .............................    2         25,061      95.3%   $    514,134     $ 21.53       4
310 East Shore Rd.
 Great Neck, NY ...........................    4         50,000      94.3%   $  1,116,541     $ 25.60      18
333 East Shore Rd.
 Great Neck, NY ...........................    2         17,715      99.6%   $    386,981     $ 21.93       9
520 Broadhollow Rd
 Melville, NY .............................    1         85,784     100.0%   $  1,751,132     $ 20.41       3
1660 Walt Whitman Rd.
 Melville, NY .............................    1         73,115      74.9%   $  1,052,950     $ 19.23       6
150 Motor Parkway
 Hauppauge, NY ............................    4        191,447      85.8%   $  3,997,164     $ 24.34      27
120 Mineola Blvd
 Mineola, NY ..............................    6        101,000      91.8%   $  2,452,486     $ 26.46      14
538 Broadhollow Road
 Melville, NY .............................    4        180,339      86.2%   $  3,972,297     $ 25.54      10
50 Marcus Drive,
 Melville, NY .............................    2        163,762     100.0%   $  1,852,302     $ 11.31       1
                                                        -------              ------------                  --
Total--Stand-alone Long Island ............           1,064,296      92.0%   $ 21,427,747     $ 21.88     117
                                                      ---------              ------------                 ---
Stand-alone Westchester
 Properties
120 White Plains Rd.
 Tarrytown, NY ............................    6        197,785      97.0%   $  4,825,559     $ 25.14      15
80 Grasslands
 Elmsford, NY .............................    3         87,114     100.0%   $  1,861,347     $ 21.37       7
                                                      ---------              ------------                 ---
Total--Stand-alone Westchester
 Properties ...............................             284,899      97.9%   $  6,686,906     $ 23.97      22
                                                      ---------              ------------                 ---
Executive Hill Office Park
 West Orange, NJ
100 Executive Dr ..........................    3         92,872      89.6%   $  1,565,149     $ 18.81       9
200 Executive Dr ..........................    4        102,630      97.4%   $  2,187,825     $ 21.89      19
300 Executive Dr ..........................    4        126,196      84.9%   $  2,230,592     $ 20.81      16
10 Rooney Circle ..........................    3         69,684     100.0%   $  1,079,135     $ 15.49       2
                                                      ---------              ------------                 ---
Total--Executive Hill Office Park .........             391,382      92.0%   $  7,062,701     $ 19.61      46
                                                      ---------              ------------                 ---
University Square
 Princeton, NJ
100 Campus Dr. ............................    1         27,888     100.0%   $    648,433     $ 23.25       3
104 Campus Dr. ............................    1         70,239     100.0%   $  1,663,171     $ 23.68       2
115 Campus Dr. ............................    1         33,600     100.0%   $    699,039     $ 20.80       2
                                                      ---------              ------------                 ---
Total--University Square ..................             131,727     100.0%   $  3,010,643     $ 22.86       7
                                                      ---------              ------------                 ---
Short Hills Office Complex
 Short Hills, NJ
101 John F. Kennedy Parkway ...............    6        195,000     100.0%   $  5,908,500     $ 30.30       1
103 John F. Kennedy Parkway (3) ...........    4        129,508       0.0%   $          0     $  0.00       0
51 John F Kennedy Parkway .................    5        250,642     100.0%   $  8,790,239     $ 33.79      18
                                                      ---------              ------------                 ---
Total--Short Hills Office (4) .............             575,150     100.0%   $ 14,698,739     $ 32.98      19
                                                      ---------              ------------                 ---
Stand-alone New Jersey Properties
99 Cherry Hill Road
 Parsippany, NJ ...........................    3         93,250      72.4%   $  1,318,140     $ 19.51      13
119 Cherry Hill Road
 Parsippany, NJ ...........................    3         95,724      96.4%   $  1,902,254     $ 21.28      18
One Eagle Rock
 Hanover, NJ ..............................    3        142,438     100.0%   $  3,253,993     $ 22.84       8
3 University Plaza
 Hackensack, NJ ...........................    6        217,008     100.0%   $  4,815,746     $ 22.19      24
1255 Broad Street
 Clifton, NJ ..............................    2        193,574     100.0%   $  4,259,924     $ 22.01       3
492 River Rd,
 Nutley, NJ ...............................   13        130,009     100.0%   $  2,177,651     $ 16.75       1
                                                      ---------              ------------                 ---
Total--Stand-alone New Jersey
 Properties ...............................             872,003      96.7%   $ 17,727,708     $ 21.02      67
                                                      ---------              ------------                 ---
Total--Suburban Office Properties (4) .....           8,486,668      95.8%   $185,042,146     $ 23.49     698
                                                      ---------              ------------     -------     ---

                                                  OWNERSHIP
                                                  INTEREST
                                                   (GROUND
                                                    LEASE                    LAND
                                    PERCENTAGE   EXPIRATION       YEAR       AREA
PROPERTY                             OWNERSHIP    DATE) (1)  CONSTRUCTED   (ACRES)
--------                           ------------ ------------ ------------- ---------
CBD Office Properties:

Landmark Square
 Stamford, CT
One Landmark Square ..............      100%         Fee          1973         N/A
Two Landmark Square ..............      100%         Fee          1976         N/A
Three Landmark Square ............      100%         Fee          1978         N/A
Four Landmark Square .............      100%         Fee          1977         N/A
Five Landmark Square .............      100%         Fee          1976         N/A
Six Landmark Square ..............      100%         Fee          1984         N/A
Total--Landmark Square ...........                                             7.2
                                                                             -----
Stamford Towers
 Stamford, CT
680 Washington Blvd. .............       51%         Fee          1989         1.3
750 Washington Blvd. .............       51%         Fee          1989         2.4
                                                                             -----
Total--Stamford Towers ...........                                             3.7
                                                                             -----
Stand-alone Westchester
 Properties
235 Main Street,
 White Plains, NY ................      100%         Fee          1974(5)      0.4
245 Main Street
 White Plains, NY ................      100%         Fee          1983         0.4
360 Hamilton Avenue
 White Plains, NY ................      100%         Fee          1977         1.5
140 Grand Street
 White Plains, NY ................      100%         Fee          1991         2.2
                                                                             -----
Total--Stand-alone Westchester
 Properties ......................                                             4.5
                                                                             -----
New York City Properties
120 W. 45th Street
 New York, NY ....................      100%         Fee          1989         0.4
100 Wall Street
 New York, NY ....................      100%         Fee          1969         0.5
810 Seventh Avenue
 New York, NY ....................      100%         Fee          1970         0.6
919 Third Avenue
 New York, NY ....................       51%       Fee (7)        1971         1.5
1350 Avenue of the Americas
 New York, NY ....................      100%         Fee          1966         0.6
                                                                             -----
Total--New York City Office
 Properties ......................                                             3.6
                                                                             -----
Total--CBD Office Properties .....                                            19.0
                                                                             -----
Total--Office Properties (4) .....                                           528.7
                                                                             =====



                                                                                      ANNUAL
                                                                                       BASE
                                                                                       RENT     NUMBER
                                    NUMBER    RENTABLE                                 PER        OF
                                      OF       SQUARE     PERCENT    ANNUAL BASE      LEASED    TENANT
PROPERTY                            FLOORS      FEET       LEASED      RENT (2)      SQ. FT.    LEASES
--------                           -------- ------------ --------- --------------- ----------- -------
CBD Office Properties:

Landmark Square
 Stamford, CT
One Landmark Square ..............   22         296,716     88.0%   $  6,853,319     $ 26.40       57
Two Landmark Square ..............    3          39,701     84.7%   $    750,814     $ 23.33        9
Three Landmark Square ............    6         128,286     94.7%   $  2,835,161     $ 23.34       17
Four Landmark Square .............    5         104,446     92.2%   $  2,184,130     $ 23.44       15
Five Landmark Square .............    3          58,000    100.0%   $    304,222     $  5.25        3
Six Landmark Square ..............   10         171,899     97.4%   $  3,983,225     $ 23.80       11
                                                -------             ------------                  ---
Total--Landmark Square ...........              799,048     92.3%   $ 16,910,871     $ 22.93      112
                                                -------             ------------                  ---
Stamford Towers
 Stamford, CT
680 Washington Blvd. .............   11         132,759     99.5%   $  3,914,298     $ 29.64        6
750 Washington Blvd. .............   11         192,108     99.6%   $  4,732,157     $ 24.74       12
                                                -------             ------------                  ---
Total--Stamford Towers ...........              324,867     99.5%   $  8,646,455     $ 24.59       18
                                                -------             ------------                  ---
Stand-alone Westchester
 Properties
235 Main Street,
 White Plains, NY ................    6          83,237     93.3%   $  1,568,248     $ 20.81       30
245 Main Street
 White Plains, NY ................    6          73,543     87.4%   $  1,349,526     $ 21.00       18
360 Hamilton Avenue
 White Plains, NY ................   12         382,000     99.3%   $  9,888,592     $ 26.80       25
140 Grand Street
 White Plains, NY ................    9         130,136     93.0%   $  2,984,619     $ 24.66       16
                                                -------             ------------                  ---





Total--Stand-alone Westchester
 Properties ......................              668,916     96.0%   $ 15,790,985     $ 24.57       89
                                                -------             ------------                  ---
New York City Properties
120 W. 45th Street
 New York, NY ....................   40         443,109     89.4%   $ 15,893,044     $ 40.21       42
100 Wall Street
 New York, NY ....................   29         466,226     96.2%   $ 14,351,760     $ 32.01       37
810 Seventh Avenue
 New York, NY ....................   42         692,060     97.6%   $ 23,523,107     $ 34.82       37
919 Third Avenue
 New York, NY ....................   47       1,356,115     99.5%   $ 52,773,806     $ 39.60       25
1350 Avenue of the Americas
 New York, NY ....................   35         540,000     96.3%   $ 18,359,230     $ 35.42       83
                                              ---------             ------------                  ---
Total--New York City Office
 Properties ......................            3,497,510     96.9%   $124,900,947     $ 36.71      224
                                              ---------             ------------                  ---
Total--CBD Office Properties .....            5,290,341     96.3%   $166,249,258     $ 32.63      443
                                              ---------             ------------                  ---
Total--Office Properties (4) .....           13,777,009     96.1%   $351,291,404     $ 27.34    1,141
                                             ==========             ============                =====

------------------
(1) Ground lease expirations assume exercise of renewal options by the lessee.
(2) Represents Base Rent, net of electric reimbursment, of signed leases at December 31, 2001 adjusted for scheduled contractual increases during the 12 months ending December 31, 2002. Total Base Rent for these purposes reflects the effect of any lease expirations that occur during the 12-month period ending December 31, 2002. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.
(3) Property is currently under development.
(4) Percent leased and annual base rent per leased square foot excludes properties under development.
(5) Year renovated.
(6) The actual fee interest in is held by the County of Westchester Industrial Development Agency. The fee interest in 520 White Plains Road may be acquired if the outstanding principal under certain loan agreements and annual basic installments are prepaid in full.
(7) There is a ground lease in place on a small portion of the land which expires in 2066.

INDUSTRIAL PROPERTIES

General

     As of December 31, 2001, the Company owned or had an interest in 103 industrial properties that encompass approximately 6.8 million rentable square feet. As of December 31, 2001, the industrial properties were approximately
91.7%  leased  (percentage  leased  excludes  properties  under  development) to approximately 238 tenants. Many of the industrial properties have been constructed with high ceiling heights (i.e., above 18 feet), upscale office building facades, parking in excess of zoning requirements, drive-in and/or loading dock facilities and other features which permit them to be leased for industrial and/or office purposes.

     The industrial properties are leased to both national and local tenants. These tenants utilize the industrial properties for distribution, warehousing, research and development and light manufacturing/assembly activities. Leases on the industrial properties are typically written for terms ranging from three to seven years and require: (i) payment of a Base Rent, (ii) payments of real estate tax escalations over a base year, (iii) payments of compounded annual increases to Base Rent and (iv) reimbursement of all operating expenses. Electric costs are generally borne and paid directly by the tenant. Certain leases are "triple net" (i.e., the tenant is required to pay in addition to annual Base Rent, all operating expenses and real estate taxes). In virtually all of the industrial leases, the landlord is responsible for structural repairs. Renewal provisions typically provide for renewal rents at market rates, provided that such rates are not less than the most recent rental rates.


     Approximately  87%,  as  measured  by  square  footage,  of  the industrial properties, are located on Long Island. Sixty eight percent of these properties, as measured by square footage, are located in the following three industrial parks developed by Reckson: (i) Vanderbilt Industrial Park, (ii) Airport International Plaza and (iii) County Line Industrial Center.

     In addition to the industrial properties on Long Island, the Company owns eight industrial properties encompassing approximately 917,000 square feet in the other suburban markets.

     The following table sets forth certain information as of December 31, 2001 for each of the industrial properties.



                                              OWNERSHIP
                                              INTEREST
                                               (GROUND
                                                LEASE                     LAND    CLEARANCE
                                PERCENTAGE   EXPIRATION       YEAR        AREA      HEIGHT
PROPERTY                         OWNERSHIP      DATE)     CONSTRUCTED   (ACRES)   (FEET)(1)
--------                        ------------ ------------ ------------- --------- -----------
Industrial Properties:
Vanderbilt Industrial Park
 Hauppauge, NY
360 Vanderbilt Motor
 Parkway .....................    100%           Fee         1967          4.2       16
410 Vanderbilt Motor
 Parkway .....................    100%           Fee         1965          3.0       15
595 Old Willets Path .........    100%           Fee         1968          3.5       14
611 Old Willets Path .........    100%           Fee         1963          3.0       14
631/641 Old Willets Path .....    100%           Fee         1965          1.9       14
651/661 Old Willets Path .....    100%           Fee         1966          2.0       14
681 Old Willets Path .........    100%           Fee         1961          1.3       14
740 Old Willets Path .........    100%           Fee         1965          3.5       14
325 Rabro Dr. ................    100%           Fee         1967          2.7       14
250 Kennedy Dr. ..............    100%           Fee         1979          7.0       16
90 Plant Ave. ................    100%           Fee         1972          4.3       16
110 Plant Ave. ...............    100%           Fee         1974          6.8       18
55 Engineers Rd. .............    100%           Fee         1968          3.0       18
65 Engineers Rd. .............    100%           Fee         1969          1.8       22
85 Engineers Rd. .............    100%           Fee         1968          2.3       18
100 Engineers Rd. ............    100%           Fee         1968          5.0       14
150 Engineers Rd. ............    100%           Fee         1969          6.8       22
20 Oser Ave. .................    100%           Fee         1979          5.0       16
30 Oser Ave. .................    100%           Fee         1978          4.4       16
40 Oser Ave. .................    100%           Fee         1974          3.1       16
50 Oser Ave. .................    100%           Fee         1975          4.1       21
60 Oser Ave. .................    100%           Fee         1975          3.3       21
63 Oser Ave. .................    100%           Fee         1974          1.2       20
65 Oser Ave. .................    100%           Fee         1975          1.2       18
73 Oser Ave. .................    100%           Fee         1974          1.2       20
80 Oser Ave. .................    100%           Fee         1974          1.1       18

                                 PERCENTAGE                                         ANNUAL
                                  OFFICE/                                            BASE
                                  RESEARCH                                           RENT    NUMBER
                                    AND       RENTABLE                               PER       OF
                                DEVELOPMENT    SQUARE     PERCENT    ANNUAL BASE    LEASED   TENANT
PROPERTY                           FINISH       FEET       LEASED      RENT(2)     SQ. FT.   LEASES
--------                        ------------- ---------- ----------- ------------- --------- -------
Industrial Properties:
Vanderbilt Industrial Park
 Hauppauge, NY
360 Vanderbilt Motor
 Parkway .....................       62%       54,000       100.0%     $285,255   $  5.28       1
410 Vanderbilt Motor
 Parkway .....................        7%       41,784       100.0%     $266,688   $  6.38       4
595 Old Willets Path .........       14%       31,670        81.7%     $162,043   $  6.26       3
611 Old Willets Path .........       11%       20,000        50.0%     $ 43,810   $  4.39       1
631/641 Old Willets Path .....       31%       25,000       100.0%     $125,868   $  5.03       4
651/661 Old Willets Path .....       45%       25,000       100.0%     $163,755   $  6.55       7
681 Old Willets Path .........       10%       15,000       100.0%     $106,511   $  7.10       1
740 Old Willets Path .........        5%       30,000       100.0%     $ 29,670   $  0.99       1
325 Rabro Dr. ................       10%       35,473       100.0%     $147,374   $  4.15       2
250 Kennedy Dr. ..............        9%      127,980       100.0%     $455,298   $  3.56       1
90 Plant Ave. ................       13%       74,915       100.0%     $448,325   $  5.98       3
110 Plant Ave. ...............        8%      125,000         0.0%     $      0   $  0.00       0
55 Engineers Rd. .............        8%       36,000       100.0%     $362,434   $ 10.07       1
65 Engineers Rd. .............       10%       23,000       100.0%     $155,729   $  6.77       1
85 Engineers Rd. .............        5%       40,800       100.0%     $119,988   $  2.94       2
100 Engineers Rd. ............       11%       88,000         0.0%     $      0   $  0.00       0
150 Engineers Rd. ............       11%      135,000       100.0%     $424,195   $  3.14       1
20 Oser Ave. .................       18%       42,000        98.7%     $377,060   $  9.10       2
30 Oser Ave. .................       21%       42,000        82.1%     $252,082   $  7.31       4
40 Oser Ave. .................       33%       59,800       100.0%     $402,543   $  6.73      13
50 Oser Ave. .................       15%       60,000       100.0%     $246,000   $  4.10       1
60 Oser Ave. .................       19%       48,000       100.0%     $196,800   $  4.10       1
63 Oser Ave. .................        9%       22,000         0.0%     $      0   $  0.00       0
65 Oser Ave. .................       10%       20,000       100.0%     $111,673   $  5.58       1
73 Oser Ave. .................       15%       20,000       100.0%     $134,493   $  6.72       1
80 Oser Ave. .................       25%       19,500       100.0%     $ 70,525   $  3.62       1

                                               OWNERSHIP
                                               INTEREST
                                                (GROUND
                                                 LEASE                    LAND    CLEARANCE
                                 PERCENTAGE   EXPIRATION       YEAR       AREA      HEIGHT
PROPERTY                          OWNERSHIP      DATE)     CONSTRUCTED   (ACRES)   (FEET)(1)
--------                         ------------ ------------ ------------- --------- -----------
85 Nicon Ct. ..................    100%           Fee         1978           6.1      30
90 Oser Ave. ..................    100%           Fee         1973           1.1      16
104 Parkway Dr. ...............    100%           Fee         1985           1.8      15
110 Ricefield Ln. .............    100%           Fee         1980           2.0      15
120 Ricefield Ln. .............    100%           Fee         1983           2.0      15
125 Ricefield Ln. .............    100%           Fee         1973           2.0      14
135 Ricefield Ln. .............    100%           Fee         1981           2.1      15
85 Adams Dr. ..................    100%           Fee         1980           1.8      15
395 Oser Ave. .................    100%           Fee         1980           6.1      14
185 Oser Ave. .................    100%           Fee         1974           2.0      18
25 Davids Dr. .................    100%           Fee         1975           3.2      20
45 Adams Ave. .................    100%           Fee         1979           2.1      18
225 Oser Ave. .................    100%           Fee         1977           1.2      14
180 Oser Ave. .................    100%           Fee         1978           3.4      16
360 Oser Ave. .................    100%           Fee         1981           1.3      18
400 Oser Ave. .................    100%           Fee         1982           9.5      16
375 Oser Ave. .................    100%           Fee         1981           1.2      18
425 Rabro Drive ...............    100%           Fee         1980           4.0      16
390 Motor Parkway .............    100%           Fee         1980          10.0      14
400 Moreland Road(3) ..........    100%           Fee         1967           6.3      17
600 Old Willets Path ..........    100%           Fee         1965           4.5      14
                                                                           -----
Total-Vanderbilt Industrial
 Park(4) ......................                                            160.4
                                                                           -----
Airport International Plaza
 Islip, NY
20 Orville Dr. ................    100%           Fee         1978           1.0      16
25 Orville Dr. ................    100%           Fee         1970           2.2      16
50 Orville Dr. ................    100%           Fee         1976           1.6      15
65 Orville Dr. ................    100%           Fee         1971           2.2      14
70 Orville Dr. ................    100%           Fee         1975           2.3      22
80 Orville Dr. ................    100%           Fee         1988           6.5      16
85 Orville Dr. ................    100%           Fee         1974           1.9      14
95 Orville Dr. ................    100%           Fee         1974           1.8      14
110 Orville Dr. ...............    100%           Fee         1979           6.4      24
180 Orville Dr. ...............    100%           Fee         1982           2.3      16
1101 Lakeland Ave. ............    100%           Fee         1983           4.9      20
1385 Lakeland Ave. ............    100%           Fee         1973           2.4      16
125 Wilbur Place ..............    100%           Fee         1977           4.0      16
140 Wilbur Place ..............    100%           Fee         1973           3.1      20
160 Wilbur Place ..............    100%           Fee         1978           3.9      16
170 Wilbur Place ..............    100%           Fee         1979           4.9      16
4040 Veterans Highway .........    100%           Fee         1972           1.0      14
120 Wilbur Place ..............    100%           Fee         1972           2.8      16
2002 Orville Drive North ......    100%           Fee         2000          15.8      24
2004 Orville Drive North ......    100%           Fee         1998           7.4      24
2005 Orville Drive North ......    100%           Fee         1999           8.7      24
                                                                           -----
Total-Airport
 International Plaza ..........                                             87.1
                                                                           -----
County Line Industrial
 Center
 Melville, NY
5 Hub Dr ......................    100%           Fee         1979           6.9      20
10 Hub Dr. ....................    100%           Fee         1975           6.6      20
30 Hub Drive ..................    100%           Fee         1976           5.1      20
265 Spagnoli Rd. ..............    100%           Fee         1978           6.0      20
                                                                           -----
Total-County Line
 Industrial Center ............                                             24.6
                                                                           -----
Standalone Long Island
 Properties
Islip/Islandia
32 Windsor Pl.
 Islip, NY ....................    100%           Fee         1971           2.5      18
42 Windsor Pl.
 Islip, NY ....................    100%           Fee         1972           2.4      18
208 Blydenburgh Rd.
 Islandia, NY .................    100%           Fee         1969           2.4      14
210 Blydenburgh Rd.
 Islandia, NY .................    100%           Fee         1969           1.2      14
71 Hoffman Ln.
 Islandia, NY .................    100%           Fee         1970           5.8      16
135 Fell Ct.
 Islip, NY ....................    100%           Fee         1965           3.2      16
                                                                           -----
Subtotal Islip/Islandia                                                     17.5
                                                                           -----

                                  PERCENTAGE                                           ANNUAL
                                   OFFICE/                                              BASE
                                   RESEARCH                                             RENT    NUMBER
                                     AND        RENTABLE                                PER       OF
                                 DEVELOPMENT     SQUARE      PERCENT    ANNUAL BASE    LEASED   TENANT
PROPERTY                            FINISH        FEET        LEASED      RENT(2)     SQ. FT.   LEASES
--------                         ------------- ------------ ----------- ------------- --------- -------
85 Nicon Ct. ..................       10%        104,000       100.0%   $   566,714  $  5.45       1
90 Oser Ave. ..................       26%         37,500       100.0%   $   136,875  $  3.65       1
104 Parkway Dr. ...............       50%         27,600       100.0%   $   106,536  $  3.86       1
110 Ricefield Ln. .............       25%         32,264       100.0%   $   172,038  $  5.33       1
120 Ricefield Ln. .............       24%         33,100       100.0%   $   187,360  $  5.66       1
125 Ricefield Ln. .............       20%         30,495       100.0%   $   213,524  $  7.00       1
135 Ricefield Ln. .............       10%         32,340       100.0%   $   215,685  $  6.67       1
85 Adams Dr. ..................       90%         20,000       100.0%   $   280,000  $ 14.00       1
395 Oser Ave. .................      100%         50,000        99.0%   $   452,925  $  9.15       1
185 Oser Ave. .................       40%         30,000       100.0%   $   195,250  $  6.51       1
25 Davids Dr. .................       90%         40,000       100.0%   $   340,000  $  8.50       1
45 Adams Ave. .................       90%         28,000       100.0%   $   245,000  $  8.75       1
225 Oser Ave. .................       80%         10,000        99.6%   $   116,175  $ 11.67       1
180 Oser Ave. .................       35%         61,264       100.0%   $   491,344  $  8.02       9
360 Oser Ave. .................       35%         23,000       100.0%   $   135,777  $  5.90       1
400 Oser Ave. .................       30%        164,936        94.3%   $ 1,358,265  $  8.74      26
375 Oser Ave. .................       40%         20,000       100.0%   $    69,626  $  3.48       1
425 Rabro Drive ...............       25%         65,421       100.0%   $   695,098  $ 10.63       1
390 Motor Parkway .............        4%        181,060       100.0%   $   998,576  $  5.52       1
400 Moreland Road(3) ..........       10%         56,875         0.0%   $         0  $  0.00       0
600 Old Willets Path ..........       25%         69,627       100.0%   $   421,264  $  6.05       1
                                                 -------                -----------               --
Total-Vanderbilt Industrial
 Park(4) ......................                2,379,404        88.4%   $12,486,151  $  6.08     110
                                               ---------                -----------              ---
Airport International Plaza
 Islip, NY
20 Orville Dr. ................       50%         12,900       100.0%   $   188,989  $ 14.65       1
25 Orville Dr. ................      100%         33,655       100.0%   $   506,572  $ 15.05       2
50 Orville Dr. ................       20%         28,000        99.8%   $   264,493  $  9.48       3
65 Orville Dr. ................       13%         32,000       100.0%   $   197,117  $  6.16       2
70 Orville Dr. ................        7%         41,508       100.0%   $   340,037  $  8.19       2
80 Orville Dr. ................       21%         92,544        90.4%   $   577,727  $  6.90       6
85 Orville Dr. ................       20%         25,000       100.0%   $   166,992  $  6.66       2
95 Orville Dr. ................       10%         25,300       100.0%   $   130,717  $  5.17       1
110 Orville Dr. ...............       15%        110,000       100.0%   $   665,500  $  6.05       1
180 Orville Dr. ...............       18%         37,612       100.0%   $   199,900  $  5.31       2
1101 Lakeland Ave. ............        8%         90,411       100.0%   $   546,987  $  6.05       1
1385 Lakeland Ave. ............       18%         35,000       100.0%   $   196,181  $  5.61       3
125 Wilbur Place ..............       31%         62,686        87.0%   $   365,036  $  6.69      10
140 Wilbur Place ..............       37%         48,500       100.0%   $   304,322  $  6.27       2
160 Wilbur Place ..............       30%         62,710       100.0%   $   544,667  $  8.69       2
170 Wilbur Place ..............       28%         72,062       100.0%   $   446,784  $  6.19       6
4040 Veterans Highway .........      100%          2,800       100.0%   $    20,649  $  7.37       1
120 Wilbur Place ..............       15%         34,866       100.0%   $   234,011  $  6.71       4
2002 Orville Drive North ......       17%        206,000       100.0%   $ 1,734,856  $  8.42       2
2004 Orville Drive North ......       20%        106,515       100.0%   $   761,324  $  7.15       1
2005 Orville Drive North ......       20%        130,010       100.0%   $   983,816  $  7.57       1
                                               ---------                -----------              ---
Total-Airport
 International Plaza ..........                1,290,079        98.7%   $ 9,376,677  $  7.36      55
                                               ---------                -----------              ---
County Line Industrial
 Center
 Melville, NY
5 Hub Dr ......................       20%         88,001       100.0%   $   556,565  $  6.32       2
10 Hub Dr. ....................       15%         95,671       100.0%   $   723,670  $  7.56       3
30 Hub Drive ..................       18%         73,127       100.0%   $   499,492  $  6.83       2
265 Spagnoli Rd. ..............       28%         85,555       100.0%   $   700,554  $  8.19       3
                                               ---------                -----------              ---
Total-County Line
 Industrial Center ............                  342,354       100.0%   $ 2,480,281  $  7.24      10
                                               ---------                -----------              ---
Standalone Long Island
 Properties
Islip/Islandia
32 Windsor Pl.
 Islip, NY ....................       10%         43,000       100.0%   $   149,892  $  3.49       1
42 Windsor Pl.
 Islip, NY ....................        8%         65,000       100.0%   $   151,667  $  2.33       1
208 Blydenburgh Rd.
 Islandia, NY .................       17%         24,000       100.0%   $   123,430  $  5.14       4
210 Blydenburgh Rd.
 Islandia, NY .................       16%         20,000       100.0%   $   114,224  $  5.71       2
71 Hoffman Ln.
 Islandia, NY .................       10%         30,400       100.0%   $    82,561  $  2.72       1
135 Fell Ct.
 Islip, NY ....................       20%         30,124       100.0%   $   244,205  $  8.11       1
                                               ---------                -----------              ---
Subtotal Islip/Islandia                          212,524       100.0%   $   865,979  $  4.07      10
                                               ---------                -----------              ---

                                             OWNERSHIP
                                             INTEREST
                                              (GROUND
                                               LEASE                      LAND    CLEARANCE
                              PERCENTAGE    EXPIRATION        YEAR        AREA      HEIGHT
PROPERTY                       OWNERSHIP       DATE)      CONSTRUCTED   (ACRES)   (FEET)(1)
--------                     ------------ -------------- ------------- --------- -----------
Farmingdale
70 Schmitt Boulevard,
 Farmingdale, NY ...........    100%            Fee             1975        4.4      18
105 Price Parkway,
 Farmingdale, NY ...........    100%            Fee             1969       12.0      26
110 Bi County Blvd.
 Farmingdale, NY ...........    100%            Fee             1984        9.5      19
                                                                          -----
Subtotal Farmingdale                                                       25.9
                                                                          -----
Melville
70 Maxess Rd,
 Melville, NY ..............    100%            Fee             1969        9.3      15
20 Melville Park Rd,
 Melville, NY ..............    100%            Fee             1965        4.0      23
45 Melville Park Drive,
 Melville, NY ..............    100%            Fee             1998        4.2      24
65 Marcus Drive.
 Melville, NY ..............    100%            Fee             1968        5.0      16
                                                                          -----
Subtotal Melville                                                          22.5
                                                                          -----
Hauppauge
300 Motor Parkway,
 Hauppauge, NY .............    100%            Fee             1979        4.2      14
1516 Motor Parkway,
 Hauppauge, NY .............    100%            Fee             1981        7.9      24
                                                                          -----
Subtotal Hauppauge .........                                               12.1
                                                                          -----
Other
933 Motor Parkway
 Smithtown, NY .............    100%            Fee             1973        5.6      20
65 S. Service Rd.
 Plainview, NY(5) ..........    100%            Fee             1961        1.6      14
85 S. Service Rd.
 Plainview, NY .............    100%            Fee             1961        1.6      14
19 Nicholas Dr.,
 Yaphank, NY (6) ...........    100%            Fee             1989       29.6      24
48 Harbor Park Dr.,
 Port Washington, NY .......    100%            Fee             1976        2.7      16
110 Marcus Dr.,
 Huntington, NY ............    100%            Fee             1980        6.1      20
35 Engle St.,
 Hicksville, NY ............    100%       Leasehold(7)         1966        4.0      24
100 Andrews Rd.,
 Hicksville, NY ............    100%            Fee             1954       11.7      25
                                                                          -----
Subtotal other                                                             62.9
                                                                          -----
Total Long Island
 Properties ................                                              413.0
                                                                          -----
Standalone Westchester
 Properties
100 Grasslands Rd.,
 Elmsford, NY ..............    100%            Fee             1964        3.6      16
500 Saw Mill Rd.,
 Elmsford, NY ..............    100%            Fee             1968        7.3      22
                                                                          -----
Total-Standalone
 Westchester Industrial
 Properties ................                                               10.9
                                                                          -----
Standalone New Jersey
 Industrial Properties
40 Cragwood Rd,
 South Plainfield, NJ ......    100%            Fee             1965       13.5      16
100 Forge Way,
 Rockaway, NJ ..............    100%            Fee             1986        3.5      24
200 Forge Way,
 Rockaway, NJ ..............    100%            Fee             1989       12.7      28
300 Forge Way,
 Rockaway, NJ ..............    100%            Fee             1989        4.2      24
400 Forge Way,
 Rockaway, NJ ..............    100%            Fee             1989       12.8      28
                                                                          -----
Total New Jersey
 Standalone
 Industrial Properties .....                                               46.7
                                                                          -----
Standalone Connecticut
 Industrial Property
710 Bridgeport
 Shelton, CT ...............    100%            Fee        1971-1979       36.1      22
                                                                          -----
Total Connecticut
 Standalone Industrial
 Property                                                                  36.1
                                                                          -----
Total-Industrial
 Properties (4)                                                           506.7
                                                                          =====



                               PERCENTAGE                                           ANNUAL
                                OFFICE/                                              BASE
                                RESEARCH                                             RENT    NUMBER
                                  AND        RENTABLE                                PER       OF
                              DEVELOPMENT     SQUARE      PERCENT    ANNUAL BASE    LEASED   TENANT
PROPERTY                         FINISH        FEET        LEASED      RENT(2)     SQ. FT.   LEASES
--------                     ------------- ------------ ----------- ------------- --------- -------
Farmingdale
70 Schmitt Boulevard,
 Farmingdale, NY ...........       10%         76,312       100.0%   $   582,060  $  7.63       1
105 Price Parkway,
 Farmingdale, NY ...........        9%        297,000       100.0%   $ 1,473,075  $  4.96       1
110 Bi County Blvd.
 Farmingdale, NY ...........       45%        147,303        99.6%   $ 1,435,514  $ 10.37      10
                                              -------                -----------               --
Subtotal Farmingdale                          520,615        99.9%   $ 3,490,649  $  6.71      12
                                              -------                -----------               --
Melville
70 Maxess Rd,
 Melville, NY ..............       38%         78,600       100.0%   $   720,577  $  9.17       1
20 Melville Park Rd,
 Melville, NY ..............       66%         67,922       100.0%   $   401,204  $  5.91       1
45 Melville Park Drive,
 Melville, NY ..............       22%         40,247       100.0%   $   584,542  $ 14.52       1
65 Marcus Drive.
 Melville, NY ..............       50%         60,000       100.0%   $   646,375  $ 10.77       1
                                              -------                -----------               --
Subtotal Melville                             246,769       100.0%   $ 2,352,698  $  9.53       4
                                              -------                -----------               --
Hauppauge
300 Motor Parkway,
 Hauppauge, NY .............      100%         55,942        96.8%   $   880,587  $ 17.92       9
1516 Motor Parkway,
 Hauppauge, NY .............        5%        140,000       100.0%   $   878,850  $  6.28       1
                                              -------                -----------               --
Subtotal Hauppauge .........                  195,942        99.1%   $ 1,759,437  $  9.06      10
                                              -------                -----------               --
Other
933 Motor Parkway
 Smithtown, NY .............       26%         48,000        50.0%   $   153,387  $  6.39       1
65 S. Service Rd.
 Plainview, NY(5) ..........       10%         10,000       100.0%   $    61,499  $  6.15       1
85 S. Service Rd.
 Plainview, NY .............       60%         20,000       100.0%   $   132,113  $  6.61       2
19 Nicholas Dr.,
 Yaphank, NY (6) ...........        5%        230,000       100.0%   $ 1,353,042  $  5.88       1
48 Harbor Park Dr.,
 Port Washington, NY .......      100%         35,000       100.0%   $   765,072  $ 21.86       1
110 Marcus Dr.,
 Huntington, NY ............       39%         78,240       100.0%   $   526,364  $  6.73       1
35 Engle St.,
 Hicksville, NY ............        8%        120,283       100.0%   $   610,892  $  5.08       1
100 Andrews Rd.,
 Hicksville, NY ............       12%        167,754       100.0%   $ 1,188,780  $  7.09       2
                                              -------                -----------               --
Subtotal other                                709,277        96.6%   $ 4,791,149  $  7.00      10
                                              -------                -----------               --
Total Long Island
 Properties ................                5,896,964        94.7%   $37,603,021  $  6.80     216
                                            ---------                -----------              ---
Standalone Westchester
 Properties
100 Grasslands Rd.,
 Elmsford, NY ..............      100%         47,690       100.0%   $   825,670  $ 17.31       4
500 Saw Mill Rd.,
 Elmsford, NY ..............       17%         92,000       100.0%   $   920,000  $ 10.00       1
                                            ---------                -----------              ---
Total-Standalone
 Westchester Industrial
 Properties ................                  139,690       100.0%   $ 1,745,670  $ 12.50       5
                                            ---------                -----------              ---
Standalone New Jersey
 Industrial Properties
40 Cragwood Rd,
 South Plainfield, NJ ......       49%        135,000        67.2%   $ 1,421,202  $ 15.68       4
100 Forge Way,
 Rockaway, NJ ..............       12%         20,150       100.0%   $   174,597  $  8.66       5
200 Forge Way,
 Rockaway, NJ ..............       23%         72,118       100.0%   $   586,560  $  8.13       2
300 Forge Way,
 Rockaway, NJ ..............       37%         24,200       100.0%   $   230,050  $  9.51       2
400 Forge Way,
 Rockaway, NJ ..............       20%         73,000       100.0%   $   499,620  $  6.84       3
                                            ---------                -----------              ---
Total New Jersey
 Standalone
 Industrial Properties .....                  324,468        86.3%   $ 2,912,029  $ 10.40      16
                                            ---------                -----------              ---
Standalone Connecticut
 Industrial Property
710 Bridgeport
 Shelton, CT ...............       30%        452,414        54.3%   $ 2,032,502  $  8.27       1
                                            ---------                -----------              ---
Total Connecticut
 Standalone Industrial
 Property                                     452,414        54.3%   $ 2,032,502  $  8.27       1
                                            ---------                -----------              ---
Total-Industrial
 Properties (4)                             6,813,536        91.7%   $44,293,222  $  7.15     238
                                            =========                ===========              ===

----------
(1) Calculated as the difference from the lowest beam to floor.

(2) Represents Base Rent, net of electric reimbursement, of signed leases at December 31, 2001 adjusted for scheduled contractual increases during the 12 months ending December 31, 2002. Total Base Rent for these purposes reflects the effect of any lease expirations that occur during the 12 month period ending December 31, 2002. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.

(3) Property under redevelopment.

(4) Percent leased and annual base rent per leased square foot excludes properties under development.

(5) Property was sold subsequent to December 31, 2001

(6) The actual fee interest is currently held by the Town of Brookhaven Industrial Development Agency. The Company may acquire such fee interest by making a nominal payment to the Town of Brookhaven Industrial Development Agency.

(7) The Company has entered into a 20 year lease agreement in which it has the right to sublease the premises.


RETAIL PROPERTIES

     As of December 31, 2001, the Company owned two free-standing 10,000 square foot retail properties located in Great Neck and Huntington, New York of which one property is fully leased and one property is vacant.

DEVELOPMENTS IN PROGRESS

     As  of  December  31,  2001,  the Company had invested approximately $143.7 million in developments in progress. This amount includes approximately $62.4 million relating to existing buildings encompassing approximately 464,000 square feet. In addition, the Company has also invested approximately $81.3 million relating to 13 parcels of land which it can develop approximately 2.8 million square feet of office and industrial space. One of these parcels, a 32 acre land parcel located in Rye Brook, NY, is currently under contract for sale and is scheduled to close during 2002. In addition, the Company is scheduled to acquire, during the first quarter of 2002, 52.7 acres of land located in Valhalla, NY on which the Company can develop approximately 875,000 square feet of office space.


THE OPTION PROPERTIES

     In connection with the IPO, the Company was granted a ten year option to acquire ten properties (the "Option Properties") which were not contributed to the Operating Partnership and are either owned by Reckson or in which Reckson owns a non controlling minority interest.

     As of December 31, 2001, the Company has acquired four of the Option Properties for an aggregate purchase price of approximately $35 million and the issuance of approximately 475,000 OP Units. In addition, during 1998, one of the Option Properties was sold by Reckson to a third party.

     The remaining Option Properties consist of three Class A office properties encompassing approximately 311,000 square feet and two industrial properties encompassing approximately 69,000 square feet.

HISTORICAL   NON-INCREMENTAL  REVENUE-GENERATING  CAPITAL  EXPENDITURES,  TENANT
IMPROVEMENT COSTS AND LEASING COMMISSIONS

     The following table sets forth annual and per square foot recurring, non-incremental revenue-generating capital expenditures and non-incremental revenue-generating tenant improvement costs and leasing commissions incurred by the Company to retain revenues attributable to existing leased space for the period 1997 through 2001 for the Company's office and industrial properties. As noted, incremental revenue-generating tenant improvement costs and leasing commissions are excluded from the table set forth immediately below. The historical capital expenditures, tenant improvement costs and leasing commissions set forth below are not necessarily indicative of future recurring, non-incremental revenue-generating capital expenditures or non-incremental revenue-generating tenant improvement costs and leasing commissions.



                                                 1997            1998            1999            2000            2001
                                                 ----            ----            ----            ----            ----
NON-INCREMENTAL REVENUE GENERATING
CAPITAL EXPENDITURES
Suburban Office Properties
Total ....................................   $ 1,108,675     $ 2,004,976     $ 2,298,899     $ 3,289,116     $ 4,606,069
Per square foot ..........................   $      0.22     $      0.23     $      0.23     $      0.33     $      0.45
NYC Office Properties
Total ....................................       N/A             N/A             N/A         $   946,718     $ 1,584,501
Per square foot ..........................       N/A             N/A             N/A         $      0.38     $      0.45
Industrial Properties ....................
Total ....................................   $   733,233     $ 1,205,266     $ 1,048,688     $   813,431     $   711,666
Per square foot ..........................   $      0.15     $      0.12     $      0.11     $      0.11     $      0.11
NON-INCREMENTAL REVENUE GENERATING TENANT
 IMPROVEMENT COSTS AND LEASING COMMISSIONS
Long Island Office Properties
Annual Tenant Improvement Costs ..........   $   784,044     $ 1,140,251     $ 1,009,357     $ 2,853,706     $ 2,722,457
Per square foot improved .................          7.00            3.98            4.73            6.99            8.47
 Annual Leasing Commissions ..............   $   415,822     $   418,191     $   551,762     $ 2,208,604     $ 1,444,412
 Per square foot leased ..................          4.83            1.46            2.59            4.96            4.49
 Total per square foot ...................   $     11.83     $      5.44     $      7.32     $     11.95     $     12.96
Westchester Office Properties
 Annual Tenant Improvement Costs .........   $ 1,211,665     $   711,160     $ 1,316,611     $ 1,860,027     $ 2,584,728
 Per square foot improved ................          8.9             4.45            5.62            5.72            5.91
 Annual Leasing Commissions ..............   $   366,257     $   286,150     $   457,730     $   412,226     $ 1,263,012
 Per square foot leased ..................          2.69            1.79            1.96            3.00            2.89
 Total per square foot ...................   $     11.59     $      6.24     $      7.58     $      8.72     $      8.80
Connecticut Office Properties
 Annual Tenant Improvement Costs .........   $ 1,022,421     $   202,880     $   179,043     $   385,531     $   213,909
 Per square foot improved ................         13.39            5.92            4.88            4.19            1.46
 Annual Leasing Commissions ..............   $   256,615     $   151,063     $   110,252     $   453,435     $   209,322
 Per square foot leased ..................          3.36            4.41            3.00            4.92            1.43
 Total per square foot ...................   $     16.75     $     10.33     $      7.88     $      9.11     $      2.89
New Jersey Office Properties
 Annual Tenant Improvement Costs .........       N/A         $   654,877     $   454,054     $ 1,580,323     $ 1,146,385
 Per square foot improved ................       N/A                3.78            2.29            6.71            2.92
 Annual Leasing Commissions ..............       N/A         $   396,127     $   787,065     $ 1,031,950     $ 1,602,962
 Per square foot leased ..................       N/A                2.08            3.96            4.44            4.08
 Total per square foot ...................       N/A         $      5.86     $      6.25     $     11.15     $      7.00
New York Office Properties
 Annual Tenant Improvement Costs .........       N/A             N/A             N/A         $    65,267     $   788,930
 Per square foot improved ................       N/A             N/A             N/A                1.79           15.69
 Annual Leasing Commissions ..............       N/A             N/A             N/A         $   418,185     $ 1,098,829
 Per square foot leased ..................       N/A             N/A             N/A               11.50           21.86
 Total per square foot ...................       N/A             N/A             N/A         $     13.29     $     37.55
Industrial Properties
 Annual Tenant Improvement Costs .........   $   230,466     $   283,842     $   375,646     $   650,216     $ 1,366,488
 Per square foot improved ................          0.55            0.76            0.25            0.95            1.65
 Annual Leasing Commissions ..............   $    81,013     $   200,154     $   835,108     $   436,506     $   354,572
 Per square foot leased ..................          0.19            0.44            0.56            0.64            0.43
 Total per square foot ...................   $      0.74     $      1.20     $      0.81     $      1.59     $      2.08

MORTGAGE INDEBTEDNESS

     The following table sets forth certain information regarding the mortgage debt of the Company, as of December 31, 2001.



                                           PRINCIPAL
                                             AMOUNT                                                   AMORTIZATION
PROPERTY                                  OUTSTANDING        INTEREST RATE        MATURITY DATE         SCHEDULE
--------                                ---------------   ------------------   -------------------   -------------
                                         (IN THOUSANDS)
80 Orville Drive ....................      $   2,616           10.10%          February 1, 2004      (3)
395 North Service Road ..............         20,117            6.45%          October 26, 2005      (2)
200 Summit Lake Drive ...............         19,770            9.25%          January 1, 2006       25 year
1350 Avenue of the Americas .........         75,000            6.52%          June 1, 2006          30 year (5)
Landmark Square .....................         46,069            8.02%          October 7, 2006       25 year
100 Summit Lake Drive ...............         20,373            8.50%          April 1, 2007         15 year
333 Earl Ovington Blvd (1) ..........         54,785            7.72%          August 14, 2007       25 year
810 7th Avenue ......................         84,280            7.73%          August 1, 2009        25 year
100 Wall Street .....................         36,522            7.73%          August 1, 2009        25 year
6800 Jericho Turnpike ...............         14,131            8.07%          July 1, 2010          25 year
6900 Jericho Turnpike ................         7,458            8.07%          July 1, 2010          25 year
580 White Plains Road ...............         12,879            7.86%          September 1, 2010     25 year
919 3rd Avenue (6) ..................        249,080           6.867%          August 1, 2011        30 year
110 Bi-County Blvd. .................          3,849           9.125%          November 30, 2012     20 year
120 West 45th Street ................         65,214            6.82%(4)       November 1, 2027      28 year
One Orlando Center ..................         38,934            6.82%(4)       November 1, 2027      28 year
                                           ---------
Total ...............................      $ 751,077
                                           =========

----------------
(1) The Company has a 60% general partnership interest in this property and its proportionate share of the aggregate principal amount of the mortgage debt is approximately $32.9 million.

(2) Principal payments of $34,000 per month.

(3) Interest only

(4) Subject to interest rate adjustment on November 1, 2004.

(5) Interest only for the first year; 30 years thereafter.

(6) The company has a 51% membership interest in this property and its proportionate share of the aggregate principal amount of the mortgage debt is approximately $127.0 million.

ITEM 3. LEGAL PROCEEDINGS

     Except as set forth below, the Company is not presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations or business or financial condition of the Company.

     On or about October 3, 2001, Burgess Services, LLC ("Burgess Services"), Dominion Venture Group, LLC ("Dominion Venture Group") and certain affiliated parties commenced an action in Oklahoma State Court against Reckson Strategic Venture Partners ("RSVP"), the Company, and RAP-Dominion LLC ("RAP-Dominion"), a joint venture through which the Company invested with RSVP in a venture with certain of the plaintiffs. The plaintiff's petition alleges, among other things, that the defendants committed an anticipatory breach of the joint venture agreements and defrauded them into contributing assets into the joint venture. Plaintiff's petition seeks unspecified monetary damages, equitable relief and a declaratory adjudication of the parties' contractual rights, including whether a certain "buy-sell" provision has been properly triggered. The case was removed to the United States District Court for the Western District of Oklahoma. The Defendants, including the Company, have denied all allegations. In addition, the defendants counter-sued plaintiffs for breach of their contractual and fiduciary duties, and misappropriation of approximately $30 million of the proceeds from the sale of an asset owned by the venture which the defendants claim was wrongly applied to pay off certain loans that Burgess and his wife personally guaranteed, rather than distributed to RAP-Dominion in accordance with the joint venture agreement. The defendants also allege that not only was the buy-sell trigger invalidly triggered, but the valuation formulas proposed violate the agreement. The Company believes that the claims asserted against it and RAP-Dominion are without merit and intends to defend against them vigorously. The Company also intends to pursue its rights to recover the misappropriated funds and other appropriate relief.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2001.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


CLASS A COMMON STOCK

     The Company's Class A common stock began trading on the New York Stock Exchange ("NYSE") on May 25, 1995, under the symbol "RA". The following table sets forth the quarterly high and low closing prices per share of the Company's Class A common stock as reported on the NYSE and the distributions paid by the Company for each respective quarter ended.





                                            HIGH            LOW          DISTRIBUTION
                                            ----            ---          ------------
        March 31, 2000 ..............     $ 21.313       $ 17.688        $   .37125
        June 30, 2000 ...............     $ 24.063       $ 18.750        $   .3860 (1)
        September 30, 2000 ..........     $ 26.813       $ 23.625        $   .3860
        December 31, 2000 ...........     $ 26.000       $ 21.875        $   .3860

        March 31, 2001 ..............     $ 25.88        $ 21.90         $   .3860
        June 30, 2001 ...............     $ 23.90        $ 21.14         $   .4246 (2)
        September 30, 2001 ..........     $ 24.15        $ 21.90         $   .4246
        December 31, 2001 ...........     $ 24.46        $ 22.15         $   .4246


(1) Commencing with the distribution for the quarter ending June 30, 2000, the Board of Directors of the Company increased the quarterly distribution to $.3860 per share, which is equivalent to an annual distribution of $1.544 per share.

(2) Commencing with the distribution for the quarter ending June 30, 2001, the Board of Directors of the Company increased the quarterly distribution to $.4246 per share, which is equivalent to an annual distribution of $1.6984 per share.

     During the three months ended December 31, 2001, the Registrant issued 150,825 shares of its Class A common stock, par value $0.01 per share, in exchange for an equal number of units of limited partnership interest of the Operating Partnership. This transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

CLASS B COMMON STOCK

     The Company's Class B common stock began trading on the NYSE on May 25, 1999 under the symbol "RA.B". The following table sets forth the quarterly high and low closing prices per share of the Company's Class B common stock as reported on the NYSE and the distributions paid by the Company for each respective quarter ended.





                                            HIGH            LOW          DISTRIBUTION
                                            -----           ---          ------------
        March 31, 2000 ..............     $ 22.875       $ 18.875        $  .5600
        June 30, 2000 ...............     $ 25.438       $ 19.938        $  .5867 (1)
        September 30, 2000 ..........     $ 27.563       $ 24.625        $  .6000
        December 31, 2000 ...........     $ 27.563       $ 22.500        $  .6000

        March 31, 2001 ..............     $ 27.50        $ 22.90         $  .6000
        June 30, 2001 ...............     $ 25.00        $ 22.40         $  .6164 (2)
        September 30, 2001 ..........     $ 25.60        $ 23.29         $  .6492
        December 31, 2001 ...........     $ 25.76        $ 23.55         $  .6492


(1) Commencing with the distribution for the three month period ended July 31, 2000, the Board of Directors of the Company increased the quarterly distribution to $.60 per share, which is equivalent to an annual distribution of $2.40 per share.

(2) Commencing with the distribution for the three month period ended July 31, 2001, the Board of Directors of the Company increased the quarterly distribution to $.6492 per share, which is equivalent to an annual distribution of $2.5968 per share.

ITEM 6. SELECTED FINANCIAL DATA (in thousands except per share data and property count)




                                                                             RECKSON ASSOCIATES REALTY CORP.
                                                                             -------------------------------
                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                                             -------------------------------
                                                                                   2001           2000
                                                                             --------------- --------------
OPERATING DATA:
 Total revenues ............................................................   $   540,468    $   509,938
 Total expenses ............................................................       395,414        373,711
 Income (before minority interests, preferred dividends and
  distributions, valuation reserves and extraordinary loss) ................       145,054        136,227
 Preferred dividends and distributions .....................................        23,977         28,012
 Minority interests ........................................................        10,248         20,789
 Valuation reserves on investments in affiliate loans and joint ventures
  and other investments ....................................................       166,101             --
 Extraordinary loss (net of minority interests' share) .....................         2,595          1,396
 Net income (loss) allocable to Class A common shareholders ................       (44,243)        62,989
 Net income (loss) allocable to Class B common shareholders ................       (13,624)        23,041
PER SHARE DATA - CLASS A COMMON SHAREHOLDERS:
Basic:
 Basic net income (loss) before extraordinary loss .........................   $      (.88)   $      1.49
 Extraordinary loss ........................................................          (.04)          (.03)
 Basic net income (loss) ...................................................          (.92)          1.46
 Weighted average shares outstanding .......................................        48,121         43,070
Diluted:
 Diluted net income (loss) before extraordinary loss .......................   $      (.88)   $      1.47
 Extraordinary loss ........................................................          (.04)          (.02)
 Diluted net income (loss) .................................................          (.92)          1.45
 Diluted weighted average shares outstanding ...............................        48,121         43,545
PER SHARE DATA - CLASS B COMMON SHAREHOLDERS:
Basic:
 Basic net income (loss) before extraordinary loss .........................   $     (1.26)   $      2.28
 Extraordinary loss ........................................................          (.06)          (.04)
 Basic net Income (loss) ...................................................         (1.32)          2.24
 Weighted average shares outstanding .......................................        10,284         10,284
Diluted:
 Diluted net income (loss) before extraordinary loss .......................   $     (1.26)   $      1.62
 Extraordinary loss ........................................................          (.06)          (.03)
 Diluted net income (loss) .................................................         (1.32)          1.59
 Diluted weighted average shares outstanding ...............................        10,284         10,284
BALANCE SHEET DATA (PERIOD END):
 Commercial real estate properties, before accumulated depreciation ........   $ 2,880,879    $ 2,770,607
 Cash and cash equivalents (4) .............................................       121,975         17,843
 Total assets ..............................................................     2,994,218      2,998,030
 Mortgage notes payable ....................................................       751,077        728,971
 Unsecured credit facility (4) .............................................       271,600        216,600
 Unsecured term loan .......................................................            --             --
 Senior unsecured notes ....................................................       449,463        449,385
 Market value of equity (1) ................................................     1,915,587      2,016,390
 Total market capitalization including debt (1 and 2) ......................     3,251,599      3,397,204
OTHER DATA:
 Funds from operations (basic) (3) .........................................   $   179,687    $   167,782
 Funds from operations (diluted) (3) .......................................   $   206,288    $   202,169
 Total square feet (at end of period) ......................................        20,611         21,291
 Number of properties (at end of period) ...................................           182            188




                                                                                   RECKSON ASSOCIATES REALTY CORP.
                                                                             --------------------------------------------
                                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------------
                                                                                  1999           1998           1997
                                                                             -------------- -------------- --------------
OPERATING DATA:
 Total revenues ............................................................  $   403,153    $   266,373    $   153,395
 Total expenses ............................................................      299,111        201,892        107,905
 Income (before minority interests, preferred dividends and
  distributions, valuation reserves and extraordinary loss) ................      104,042         64,481         45,490
 Preferred dividends and distributions .....................................       27,001         14,244             --
 Minority interests ........................................................       16,209         10,672          8,624
 Valuation reserves on investments in affiliate loans and joint ventures
  and other investments ....................................................           --             --             --
 Extraordinary loss (net of minority interests' share) .....................          555          1,670          2,230
 Net income (loss) allocable to Class A common shareholders ................       47,529         37,895         34,636
 Net income (loss) allocable to Class B common shareholders ................       12,748             --             --
PER SHARE DATA - CLASS A COMMON SHAREHOLDERS:
Basic:
 Basic net income (loss) before extraordinary loss .........................  $      1.19    $      1.00    $      1.13
 Extraordinary loss ........................................................         (.01)          (.04)          (.07)
 Basic net income (loss) ...................................................         1.18           0.96           1.06
 Weighted average shares outstanding .......................................       40,270         39,473         32,727

Diluted:
 Diluted net income (loss) before extraordinary loss .......................  $      1.18    $       .99    $      1.11
 Extraordinary loss ........................................................         (.01)          (.04)          (.07)
 Diluted net income (loss) .................................................         1.17            .95           1.04
 Diluted weighted average shares outstanding ...............................       40,676         40,010         33,260
PER SHARE DATA - CLASS B COMMON SHAREHOLDERS:
Basic:
 Basic net income (loss) before extraordinary loss .........................  $      1.91    $        --    $        --
 Extraordinary loss ........................................................         (.02)            --             --
 Basic net Income (loss) ...................................................         1.89             --             --
 Weighted average shares outstanding .......................................        6,744             --             --

Diluted:
 Diluted net income (loss) before extraordinary loss .......................  $      1.27    $        --    $        --
 Extraordinary loss ........................................................         (.01)            --             --
 Diluted net income (loss) .................................................         1.26             --             --
 Diluted weighted average shares outstanding ...............................        6,744             --             --

BALANCE SHEET DATA (PERIOD END):
 Commercial real estate properties, before accumulated depreciation ........  $ 2,208,399    $ 1,737,133    $ 1,011,228
 Cash and cash equivalents (4) .............................................       21,368          2,349         21,828
 Total assets ..............................................................    2,733,878      1,854,816      1,113,257
 Mortgage notes payable ....................................................      459,174        253,463        180,023
 Unsecured credit facility (4) .............................................      297,600        465,850        210,250
 Unsecured term loan .......................................................       75,000         20,000             --
 Senior unsecured notes ....................................................      449,313        150,000        150,000
 Market value of equity (1) ................................................    1,726,845      1,332,882      1,141,592
 Total market capitalization including debt (1 and 2) ......................    2,993,756      2,199,936      1,668,800

OTHER DATA:
 Funds from operations (basic) (3) .........................................  $   130,820    $    97,697    $    69,548
 Funds from operations (diluted) (3) .......................................  $   161,681    $    99,450    $    69,548
 Total square feet (at end of period) ......................................       21,385         21,000         13,645
 Number of properties (at end of period) ...................................          189            204            155


(1) Based on the sum of:
       (i) the market value of the Company's Class A common stock and operating partnership units (assuming conversion) of 57,469,595, 53,046,928, 48,076,648, 47,800,049 and 44,988,846 at December 31,
              2001, 2000, 1999, 1998 and 1997, respectively (based on a per share/unit price of $23.36, $25.06, $20.50, $22.19 and $25.38 at
              December 31, 2001, 2000, 1999, 1998 and 1997, respectively),

       (ii) the market value of the Company's Class B common stock of 10,283,513, 10,283,513 and 10,283,763 shares at December 31, 2001,
              2000 and 1999, respectively (based on a per share price of $25.51, $27.19 and $22.75 at December 31, 2001, 2000 and 1999,
              respectively),

       (iii) the liquidation preference value of 11,192,000, 11,192,000 and 15,192,000 shares of the Company's preferred stock at December 31, 2001, 2000 and 1999, respectively (based on a per share value of $25.00),

       (iv) the liquidation preference value of 30,965, 42,518 and 42,518 of the operating partnership's preferred units at December 31, 2001, 2000 and 1999, respectively (based on a per unit value of $1,000) and


       (v) at December 31, 2000 and December 31, 1999, the contributed value of a minority partners' preferred interest of $85 million.

(2) Debt amount is net of minority partners' proportionate share of joint venture debt plus the Company's share of unconsolidated joint venture debt.

(3) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of funds from operations.

(4) On January 4, 2002, approximately $85 million of the cash proceeds received from the sale of a 49% interest in the property located at 919 Third Avenue, New York, NY, was used to pay down the Company's unsecured credit facility.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the historical financial statements of Reckson Associates Realty Corp. (the "Company") and related notes thereto.

     The Company considers certain statements set forth herein to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Company's expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the timing and success of acquisitions and the completion of development or redevelopment of properties, the financing of the Company's operations, the ability to lease vacant space and the ability to renew or relet space under expiring leases, involve risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Company can give no assurance that its expectation will be achieved. Among those risks, trends and uncertainties are: the general economic climate, including the conditions affecting industries in which our principal tenants compete; changes in the supply of and demand for office and industrial properties in the New York Tri-State area; changes in interest rate levels; downturns in rental rate levels in our markets and our ability to lease or release space in a timely manner at current or anticipated rental rate levels; the availability of financing to us or our tenants; changes in operating costs, including utility, security and insurance costs; repayment of debt owed to the Company by third parties (including FrontLine Capital Group); risks associated with joint ventures; and other risks associated with the development and acquisition of properties, including risks that development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated.
Consequently, such forward-looking statements should be regarded solely as reflections of the Company's current operating and development plans and estimates. These plans and estimates are subject to revisions from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.


CRITICAL ACCOUNTING POLICIES

     The consolidated financial statements of the Company include accounts of the Company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the Company's consolidated financial statements and related notes. In preparing these financial statements, management has utilized information available including its past history, industry standards and the current economic environment among other factors in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements may not materialize. However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Company's results of operations to those of companies in similar businesses.


Revenue Recognition and Accounts Receivable

     Rental revenue is recognized on a straight line basis, which averages minimum rents over the terms of the leases. The excess of rents recognized over amounts contractually due are included in deferred rents receivable on the Company's balance sheets. The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Ancillary and other property related income is recognized in the period earned.

     The Company makes estimates of the collectibility of its accounts receivables related to base rents, tenant escalations and reimbursements and other revenue or income. The Company specifically analyzes tenant receivables and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of its allowance for doubtful accounts. In addition, when tenants are in bankruptcy the Company makes estimates of the expected recovery of pre-petition administrative and damage claims. In some cases, the ultimate resolution of those claims can exceed beyond a year. These estimates have a direct impact on the Company's net income, because a higher bad debt reserve results in less net income.

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

     Gain on sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale.


Real Estate

     Land, buildings and improvements, furniture, fixtures and equipment are recorded at cost. Tenant improvements, which are included in buildings and improvements, are also stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations and/or replacements, which improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.

     Depreciation is computed utilizing the straight-line method over the estimated useful lives of ten to thirty years for buildings and improvements and five to ten years for furniture, fixtures and equipment. Tenant improvements are amortized on a straight-line basis over the term of the related leases.

     The Company is required to make subjective assessments as to the useful lives of its properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Company's net income. Should the Company lengthen the expected useful life of a particular asset, it would be depreciated over more years, and result in less depreciation expense and higher annual net income.

     Assessment by the Company of certain other lease related costs must be made when the Company has a reason to believe that the tenant will not be able to execute under the term of the lease as originally expected.


Long Lived Assets

     On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value  is  impaired  only  if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. Such cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

     The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Company's net income, because taking an impairment results in an immediate negative adjustment to net income.


Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("Statement 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized upon the granting of stock options when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company provides additional pro forma disclosures as required under Statement 123 in the notes to its consolidated financial statements.


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

     The Company is a self-administered and self managed real estate investment trust ("REIT") engaged in the ownership, acquisition, leasing, financing, management and development of office and industrial properties and also owns land for future development. The Company's growth strategy is focused on the commercial real estate markets in and around the New York tri-state area (the "Tri-State Area").

     As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Internal Revenue Code of 1986. These services are currently provided by Reckson Management, Inc., RANY Management Group, Inc., and Reckson Construction Group, Inc. (collectively, the "Service Companies"). The Operating Partnership owns a 97% non-controlling interest in the Service Companies. An entity which is owned by certain executive officers of the Company owns a 3% controlling interest in the Service Companies.

     During July 1998, the Company formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Class A office properties in New York City. Currently the Company owns, through Metropolitan, five Class A office properties aggregating approximately 3.5 million square feet.

     During September 2000, the Company formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed eight Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV which was then distributed to the Company. As a result, the Company realized a gain of approximately $15.2 million. For purposes of its financial statements the Company consolidates this joint venture.

     On December 21, 2001, the Company formed a joint venture with the New York State Teachers' Retirement Systems ("NYSTRS") whereby NYSTRS acquired a 49% indirect interest in the property located at 919 Third Avenue, New York, NY for $220.5 million which included $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of cash which was then distributed to the Company. As a result, the Company realized a gain of approximately $18.9 million. For purposes of its financial statements the Company consolidates this joint venture.

     The Company owns all of its interests in its real properties, directly or indirectly, through Reckson Operating Partnership, L.P. (the "Operating Partnership"). As of December 31, 2001 the Company owned 182 properties (including 11 joint venture properties) in the Tri-State Area suburban and CBD markets, encompassing approximately 20.6 million rentable square feet, all of which are managed by the Company. These properties include 60 Class A suburban office properties encompassing approximately 8.5 million rentable square feet, of which 42 of these properties or 74% as measured by square footage, are located within the Company's ten office parks. Reckson has historically emphasized the development and acquisition of properties that are part of large-scale suburban office parks. The Company believes that owning properties in planned office and industrial parks provides certain strategic advantages, including the following: (i) certain tenants prefer being located in a park with other high quality companies to enhance their corporate image, (ii) parks afford tenants certain aesthetic amenities such as a common landscaping plan, standardization of signage and common dining and recreational facilities, (iii) tenants may expand (or contract) their business within a park, enabling them to centralize business functions and (iv) a park provides tenants with access to other tenants and may facilitate business relationships between tenants. The properties also include 17 Class A CBD office properties encompassing approximately 5.3 million rentable square feet. The CBD office properties consist of five properties located in New York City, eight properties located in Stamford, CT and four properties located in White Plains, NY. Additionally, the properties include 103 industrial properties encompassing approximately 6.8 million rentable square feet, of which 72 of these properties, or 59% as measured by square footage, are located within the Company's three industrial parks. The properties also include two retail properties comprising approximately 20,000 rentable square feet.

     Through its ownership of properties in the key CBD and suburban office markets in the Tri-State Area, the Company believes it has a unique competitive advantage as the trend toward the regional decentralization of the workplace increases. Due to the events of September 11th, as well as technological advances which further enable decentralization, companies are strategically re-evaluating the benefits and feasibility of regional decentralization and reassessing their long-term space needs. The Company believes this multi-location regional decentralization will continue to take place, increasing as companies begin to have better visibility as to the future of the economy, further validating our regional strategy of maintaining a significant market share in each of the key CBD and suburban office markets in the Tri-State Area.

     The Company also owns approximately 254 acres of land in 12 separate parcels of which the Company can develop approximately two million square feet of office space and approximately 450,000 square feet of industrial space. The Company is also obligated to purchase, during the first quarter of 2002, 52.7 acres of land located in Valhalla, NY on which the Company can develop approximately 875,000 square feet of office space. In addition, the Company owns a 32 acre land parcel located in Rye Brook, NY which is under contract for sale for approximately $22.3 million. The closing is scheduled to occur during 2002. Since the IPO the Company has developed or redeveloped 14 properties encompassing approximately 2.1 million square feet of office and industrial space.

     The Company also owns a 357,000 square foot office building located in Orlando, Florida and has invested approximately $17.0 million in a note receivable secured by a partnership interest in Omni Partners, L. P., owner of the Omni, a 575,000 square foot Class A Office Property located in Uniondale, NY, effectively increasing its economic interest in the property owning partnership and $36.5 million under three notes which are secured by a minority partner's preferred unit interest in the Operating Partnership and certain real property.

     The market capitalization of the Company at December 31, 2001 was approximately $3.3 billion. The Company's market capitalization is based on the sum of (i) the market value of the Company's Class A common stock and common units of limited partnership interest in the Operating Partnership ("OP Units") (assuming conversion) of $23.36 per share/unit (based on the closing price of the Company's Class A common stock on December 31, 2001), (ii) the market value of the Company's Class B common stock of $25.51 per share (based on the closing price of the Company's Class B common stock on December 31, 2001), (iii) the liquidation preference value of the Company's Series A preferred and Series B preferred stock of $25 per share, (iv) the liquidation preference value of the Operating Partnership's preferred units of $1,000 per unit and (v) approximately $1.3 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) of debt outstanding at December 31, 2001. As a result, the Company's total debt to total market capitalization ratio at December 31, 2001 equaled approximately 41.1%. At December 31, 2001, the Company had approximately $122 million of cash and cash equivalents on hand of which approximately $98.4 million was generated from the sale of a 49% interest in one of its major CBD assets. On January 4, 2002, the Company repaid approximately $85 million of its short term debt from its cash and cash equivalents on hand.

     During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc., ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies outside the Company's core office and industrial focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of December 31, 2001, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of December 31, 2001, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million.

     At June 30, 2001, the Company assessed the recoverability of the FrontLine Loans and reserved approximately $3.5 million of the interest accrued during the three-month period then ended. In addition, the Company formed a committee of its Board of Directors, comprised solely of independent directors, to consider any actions to be taken by the Company in connection with the FrontLine Loans and its investments in joint ventures with RSVP. During the third quarter of 2001, the Company noted a significant deterioration in FrontLine's operations and financial condition and, based on its assessment of value and recoverability and considering the findings and recommendations of the committee and its financial advisor, the Company recorded a $163 million valuation reserve charge, inclusive of anticipated costs, in its consolidated statements of operations relating to its investments in the FrontLine Loans and joint ventures with RSVP. The Company has discontinued the accrual of interest income with respect to the FrontLine Loans. The Company has also reserved against its share of GAAP equity in earnings from the RSVP controlled joint ventures funded through the RSVP Commitment until such income is realized through cash distributions.

     At December 31, 2001, the Company, pursuant to Section 166 of the Internal Revenue Code of 1986, charged off $70 million of the aforementioned reserve directly related to the FrontLine Facility, including accrued interest. Subsequent to December 31, 2001, the Company charged off an additional $38 million of the reserve directly related to the FrontLine Facility, including accrued interest and $47 million of the reserve directly related to the RSVP Facility, including accrued interest.

     FrontLine is in default under the FrontLine Loans from the Operating Partnership and has reported that it is currently in discussions with its creditors, including the Company, and that it may be required to seek protection from creditors under federal bankruptcy laws.

     As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments, is approximately $65.0 million. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet.

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

     The Operating Partnership and FrontLine entered into an intercompany agreement (the "Reckson Intercompany Agreement") to formalize their relationship at the time of the spin-off of FrontLine and to limit conflicts of interest. Under the Reckson Intercompany Agreement, among other provisions, (i) FrontLine granted the Operating Partnership a right of first opportunity to make any REIT-qualified investment that becomes available to FrontLine and (ii) the Operating Partnership granted FrontLine a right to (a) provide the Operating Partnership and its tenants with commercial services for occupants of office, industrial and other property types and (b) become the lessee of any real property acquired by the Operating Partnership if the Operating Partnership determines that, consistent with the Company's status as a REIT, it is required to enter into a "master" lease agreement.

     HQ Global Workplaces, Inc., ("HQ") one of the largest providers of flexible officing solutions in the world and which is controlled by FrontLine currently operates eleven executive office centers in the Company's properties, three of which are held through joint ventures. The leases under which these office centers operate expire between 2008 and 2011, encompass approximately 225,000 square feet and have current contractual annual base rents of approximately $6.7 million. Currently, three of these office centers (including one joint venture location) aggregating 55,000 square feet with current contractual annual base rents of $1.4 million are in default under their lease terms. In addition, HQ has been experiencing financial difficulties and on March 13, 2002, voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. There can be no assurances as to whether HQ will affirm or reject its existing leases with the Company. At this time it cannot be determined what impact their financial difficulties and bankruptcy filing will have on their ability to meet their future lease obligations with the Company.

     Scott H. Rechler, who serves as Co-Chief Executive Officer and a director of the Company, serves as Chief Executive Officer and Chairman of the Board of Directors of FrontLine. The Company's directors and officers own approximately 15.9% of FrontLine's outstanding common stock. Scott H. Rechler also serves as non-executive Chairman of the Board of HQ.


RESULTS OF OPERATIONS

     The Company's total revenues increased by $30.5 million or 6.0% from 2000 to 2001 and $106.8 million or 26.5% from 1999 to 2000. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $45.7 million or 10.1% from 2000 to 2001 and $82.9 million or 22.5% from 1999 to 2000. The 2001 increase in Property Operating Revenues is primarily attributable to increases in rental rates in our "same store" properties amounting to $29.3 million. In addition, $12.4 million of the increase was generated by the lease up of newly developed and redeveloped properties added to the operating portfolio. The increase in Property Operating Revenues offset the decrease of $15.2 million in other revenues. This decrease is primarily due to a decrease of $11.6 million related to interest earned on advances made under the FrontLine Loans. In addition, $2.3 million of the decrease is attributable to lower equity in earnings of real estate joint ventures and service companies. The 2000 increase in Property Operating Revenues is substantially attributable to the Company's entrance into the New York City market. The 1999 and 2000 acquisitions of the five properties comprising the New York City portfolio represented $48.6 million, or 58.6%, of the increase in Property Operating Revenues. Property Operating Revenues were also positively impacted by approximately $15.3 million from increases in occupancies and rental rates in our "same store" properties, and approximately $9.6 million from the lease up of newly developed and redeveloped properties added to the operating portfolio. These increases offset the impact of $14.8 million of Property Operating Revenues that were generated from "Big Box" industrial properties that were sold in 1999. The remaining balance of the increase in total revenues for 2000 is primarily attributable to an increase in gain on dispositions of real estate of approximately $11.8 million and an increase of approximately $8.1 million in other revenue related to interest earned on advances made under the FrontLine Loans.

     The Company's base rent reflects the positive impact of the straight-line rent adjustment of $41.6 million in 2001, $38.8 million in 2000 and $10.7 million in 1999. The 2001 and 2000 straight-line rent adjustment includes $26.9 million and $23.3 million, respectively, generated from the property located at 919 Third Avenue, New York, NY, which is attributable to rental abatement periods for the three largest tenants.

     Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $11.2 million or 7.1% from 2000 to 2001 and $31.5 million or 25.0% from 1999 to 2000. The 2001 increase in Property Expenses is primarily due to an increase of $10.2 million in our "same-store" properties which consists of a $6.2 million increase in property operating expenses and a $4.0 million increase in real estate  taxes.  The  increase  in  Property  Expenses  is  also  attributable to increases in labor costs, maintenance contracts and security costs. In addition, there was an increase in Property Expenses of $2.7 million due to higher occupancy levels at our developed and redeveloped properties. The 2000 increase in Property Expenses is substantially attributable to the Company's entrance into the New York City market. The 1999 and 2000 acquisitions of the five properties comprising the New York City portfolio represented $25.0 million, or 79.4%, of the increase in Property Expenses. In addition, $6.5 million of the increase is attributable to expense growth in our "same store" properties.

     Gross operating margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for 2001, 2000 and 1999 were 66.1%, 65.2% and 65.9%, respectively. The increase from 2000 to 2001 is primarily due to an increase in rental rates. The slight decrease from 1999 to 2000 in the gross operating margin percentages resulted from a larger proportionate share of gross operating margin derived from office properties, which has a lower gross margin percentage. The higher proportionate share of the gross operating margin attributable to the office properties was a result of the acquisition of five properties representing the Company's entrance into the New York City market and the disposition of net leased "Big Box" industrial properties. This shift in the composition of the portfolio was offset by increases in rental rates and operating efficiencies realized as a result of operating a larger portfolio of properties with concentration of properties in office and industrial parks or in its established sub-markets.

     Marketing, general and administrative expenses were $30.7 million in 2001, $27.4 million in 2000 and $24.3 million in 1999. The increase in marketing, general and administrative expenses is primarily due to the increased costs of opening  and  maintaining  the  Company's New York City division and maintaining offices and infrastructure in each of the Company's markets including Long Island, Westchester, Southern Connecticut and Northern New Jersey and administrative costs associated with the growth of the Company. The Company's business strategy has been to expand further into the Tri-State Area suburban and CBD markets and the New York City market by applying its standards for high quality office and industrial space and premier tenant service to its New Jersey, Westchester, Southern Connecticut and New York City divisions. In doing this, the Company seeks to create a superior franchise value that it enjoys in its home base of Long Island. Over the past three years the Company has supported this effort by increasing its marketing programs and strengthening its resources and operating systems. The cost of these efforts is reflected in both marketing, general and administrative expenses as well as the revenue growth of the Company. To a lesser extent, in 2001, the increase in marketing, general and administrative costs was impacted by legal and professional fees incurred in connection with certain cancelled acquisition transactions and amortization of deferred compensation costs. Marketing, general and administrative expense as a percentage of total revenues were 5.7% in 2001, 5.4% in 2000 and 6.0% in 1999.

     Interest expense was $93.1 million in 2001, $96.3 million in 2000 and $74.3 million in 1999. The decrease of $3.2 million from 2000 to 2001 is attributable to lower interest rates and a decreased average balance on the Company's unsecured credit facility. This was partially offset by an increase in the Company's mortgage notes payable which was the result of the refinancing of the property located at 919 Third Avenue, New York, NY. The increase of $22.0 million from 1999 to 2000 is primarily attributable to the debt incurred in connection with the acquisition of the five properties comprising the New York City portfolio. In addition, the increase was also attributable to a full year of interest on $300 million of senior unsecured notes issued in March 1999. The weighted average balance outstanding on the Company's unsecured credit facility was $284.5 million in 2001, $416.5 million in 2000 and $423.8 million in 1999.

     Included in depreciation and amortization expense is amortized financing costs of $4.5 million in 2001, $4.1 million in 2000 and $3.4 million in 1999. The increase of approximately $700,000 from 1999 to 2000 is primarily attributable to the secured financings of the 919 Third Avenue and 1350 Avenue of the Americas properties located in New York, NY.

     For the year ended December 31, 2001, the Company's consolidated statement of operations includes valuation reserve charges of $166.1 million which is comprised of the following: (i) Valuation reserve charges, inclusive of anticipated costs, of $163 million related to the Company's investments in the FrontLine Loans and joint ventures with RSVP (see Overview and Background for a further discussion of this valuation reserve charge), (ii) In November 1999, the Company received 176,186 shares of the common stock of FrontLine as fees in connection with the FrontLine Loans. As a result of certain tax rule provisions included in the REIT Modernization Act, it was determined that the Company could no longer maintain any equity position in FrontLine. As part of a compensation program, the Company distributed these shares to certain non-executive employees subject to recourse loans. The loans were scheduled to be forgiven over time based on continued employment with the Company. Based on the current value of FrontLine's common stock the Company has established a valuation reserve charge relating to the outstanding balance of these loans in the amount of $2.4 million and (iii) Based on the Company's value assessment of its investment in Captivate Network, Inc., an unrelated technology based service company, the Company recorded a valuation reserve charge of approximately $700,000.

     Extraordinary losses, net of limited partners' minority interest, resulted in a $2.6 million loss in 2001, a $1.4 million loss in 2000 and a $555,000 loss in 1999. The extraordinary losses were all attributed to the write-offs of certain deferred loan costs incurred in connection with the Company's refinancing of its debt.


LIQUIDITY AND CAPITAL RESOURCES


Summary of Cash Flows

     Net cash provided by operating activities totaled $186.0 million in 2001, $169.2 million in 2000 and $153.5 million in 1999. Increases for each year were primarily attributable to the growth in cash flow provided by the acquisition of properties and/or the increased occupancy levels of the Company's development properties and the increase in rental rates in all of the Company's markets.

     Net cash used in investing activities totaled $87.5 million in 2001, $261.3 million in 2000 and $391.8 million in 1999. Cash used in investing activities related primarily to investments in real estate properties including development costs. Included in these investing activities is the Company's investments of approximately $18.7 million, $16.3 million and $14.7 million in RSVP-controlled (REIT qualified) joint ventures in each of the years then ended. In addition, during 1999, the Company invested approximately $277.5 million for the acquisition of the first mortgage note securing the property located at 919 Third Avenue, New York, NY. Cash used in investing activities was offset by proceeds from the redemption of the Company's preferred equity investments in Keystone Property Trust in 2001 and 2000 as well as from sales of real estate, securities and mortgage note receivable repayments in each of the years then ended.

     Net  cash  provided  by  financing activities totaled $5.7 million in 2001,
$88.6 million in 2000 and $257.4 million in 1999. Cash provided by financing activities related primarily to proceeds from secured debt financings, minority partner contributions and advances under the Company's unsecured credit facility and term loan in each of the years then ended. Cash provided by financing activities in 1999 was also provided by the issuance of the Company's Series B preferred stock and senior unsecured notes. Cash provided by financing activities was offset by advances made under the FrontLine Loans of approximately $7.2 million, $13.6 million and $81.0 million in each of the years then ended. Cash provided by financing activities was also offset by principal payments on secured borrowings, the unsecured credit facility and term loan as well as loan equity issuance costs and dividends and distributions.


Investing Activities

     On October 29, 2001, the Company, at its option, acquired the lessor's rights to the air rights lease agreement for the property located at 120 West 45th Street, New York, NY for approximately $7.7 million. As a result, the Company's obligation to pay rent under this lease agreement was eliminated.

     On December 21, 2001, Metropolitan sold a 49% indirect interest in the property located at 919 Third Avenue, New York, NY for $220.5 million which included $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of cash. As a result, the Company realized a gain of approximately $18.9 million.

     During the year ended December 31, 2001, the Company sold five office properties aggregating approximately 678,000 square feet for $82.1 million, a 26,000 square foot industrial property for $2.8 million and its remaining preferred interest in Keystone Property Trust for $35.7 million. As a result of these sales the Company realized a net gain of approximately $1.3 million. Net proceeds from these sales were used primarily to repay borrowings under the Company's unsecured credit facility and to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to
Section 1031 of the Internal Revenue Code of 1986. The Company has identified approximately 52.7 acres of land located in Valhalla, NY for the purposes of this exchange.

     Subsequent to December 31, 2001, the Company entered into a contract to sell two Class A office properties, located in Westchester County, NY, aggregating approximately 157,000 square feet for approximately $18.5 million. The closing is scheduled to occur during the second quarter of 2002.

     The following table sets forth the Company's invested capital (before valuation reserves) in RSVP controlled (REIT-qualified) joint ventures and amounts which were advanced under the RSVP Commitment to FrontLine, for its investment in RSVP controlled investments (in thousands):





                                               RSVP CONTROLLED      AMOUNTS
                                                JOINT VENTURES     ADVANCED       TOTAL
                                              -----------------   ----------   ----------
        Privatization .....................        $21,480         $ 3,520      $ 25,000
        Student Housing ...................         18,086           3,935        22,021
        Medical Offices ...................         20,185              --        20,185
        Parking ...........................             --           9,091         9,091
        Resorts ...........................             --           8,057         8,057
        Net leased retail .................             --           3,180         3,180
        Other assets and overhead .........             --          21,598        21,598
                                                   -------         -------      --------
                                                   $59,751         $49,381      $109,132
                                                   =======         =======      ========


     Included in these investments is approximately $18.9 million of cash that has been contributed to the respective RSVP controlled joint ventures or advanced under the RSVP Commitment to FrontLine and is being held, along with cash from the preferred investors.


Financing Activities

     During 2001, the Company paid cash dividends on its Class A common stock of approximately $1.62 per share and approximately $2.50 per share on its Class B common stock.

     The Board of Directors of the Company has authorized the purchase of up to an additional five million shares of the Company's Class B common stock and/or its Class A common stock. Transactions conducted on the New York Stock Exchange will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. Previously, the Company purchased and retired 1,410,804 shares of Class B common stock at an average price of $21.48 per Class B share and 61,704 shares of Class A common stock at an average price of $23.03 per Class A share for an aggregate purchase price of approximately $31.7 million.

     During the year ended December 31, 2001, approximately 11,553 preferred units of limited partnership interest in the Operating Partnership, with a liquidation preference value of approximately $11.6 million, were exchanged for 456,351 OP Units at an average price of $25.32 per OP Unit. In addition, 660,370 OP Units were exchanged for an equal number of shares of the Company's Class A common stock.

     Metropolitan is controlled by the Company. A minority partner owned an $85 million preferred equity investment in Metropolitan which accrued distributions at a rate of 7.5% per annum for a two-year period (May 24, 1999 through May 30, 2001). On May 31, 2001, the minority partner, at its election, converted its preferred equity investment into 3,453,881 shares of the Company's Class A common stock based on a conversion price of $24.61 per share. As a result of the minority partner's conversion of its preferred equity investment, the Company owns 100% of Metropolitan.

     As of December 31, 2001, the Company had a three year $575 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September 2003 and borrowings under the Credit Facility are currently priced off LIBOR plus 105 basis points.

     The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At December 31, 2001, the Company had availability under the Credit Facility to borrow an additional $303.4 million (of which, $37.4 million has been allocated for outstanding undrawn letters of credit). Subsequent to December 31, 2001, the Company paid down the Credit Facility by $84.6 million which was received from the sale of a 49% interest in the property located at 919 Third Avenue, New York, NY and thereby increasing its availability under the Credit Facility to $388 million.

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

     On July 24, 2001, the Company repaid a mortgage note in the amount of approximately $15.5 million from a portion of the proceeds received from the secured debt financing of the property located at 919 Third Avenue, New York, NY. In addition, during the fourth quarter of 2001, the Company repaid two mortgage notes in the aggregate amount of approximately $8.8 million through a draw under the Credit Facility and from available cash on hand.


Capitalization

     The Company's indebtedness at December 31, 2001 totaled approximately $1.3 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) and was comprised of $271.6 million outstanding under the Credit Facility, approximately $449.5 million of senior unsecured notes and approximately $614.9 million of mortgage indebtedness with a weighted average interest rate of approximately 7.4% and a weighted average maturity of approximately 10.1 years. Based on the Company's total market capitalization of approximately $3.3 billion at December 31, 2001 (calculated based on the sum of (i) the market value of the Company's Class A common stock and OP Units, assuming conversion, (ii) the market value of the Company's Class B common stock, (iii) the liquidation preference value of the Company's preferred stock, (iv) the liquidation preference value of the Operating Partnership's preferred units and (v) the $1.3 billion of debt), the Company's debt represented approximately 41.1% of its total market capitalization. At December 31, 2001, the Company had approximately $122 million of cash and cash equivalents on hand of which approximately $98.4 million was generated from the sale of a 49% interest in one of its major CBD assets. On January 4, 2002, the Company repaid approximately $85 million of its short-term debt from its cash and cash equivalents on hand.

Contractual Obligations and Commercial Commitments

     The following table sets forth the Company's significant debt obligations by scheduled principal cash flow payments and maturity date and its commercial commitments by scheduled maturity at December 31, 2001 (in thousands):




                                                  MATURITY DATE
                         ---------------------------------------------------------------
                             2002         2003         2004         2005         2006       THEREAFTER       TOTAL
                         -----------   ----------   ----------   ----------   ----------   -----------   -------------
Mortgage notes
 payable (1) .........    $ 11,356      $ 12,559     $ 13,493     $14,462      $ 14,097     $130,347      $  196,314
Mortgage notes
 payable (2) .........          --            --        2,616      18,553       129,920      403,674         554,763
Senior unsecured
 notes ...............          --            --      100,000          --            --      350,000         450,000
Unsecured credit
 facility ............          --       271,600           --          --            --           --         271,600
Land lease
 obligations .........       2,688         2,687        2,811       2,814         2,795       49,921          63,716
Air rights lease
 obligations .........         366           369          379         379           379        4,658           6,530
                          --------      --------     --------     -------      --------     --------      ----------
                          $ 14,410      $287,215     $119,299     $36,208      $147,191     $938,600      $1,542,923
                          ========      ========     ========     =======      ========     ========      ==========

(1) Scheduled principal amortization payments


(2) Principal payments due at maturity


     Certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and/or the Company. In addition, consistent with customary practices in non-recourse lending, certain non-recourse mortgages may be recourse to the Company under certain limited circumstances including environmental issues and breaches of material representations.

     In addition, at December 31, 2001, the Company had approximately $24.3 million and $13.1 million in outstanding undrawn standby letters of credit issued under the Credit Facility which expire in 2002 and 2003, respectively.

     The  Company  is  also  obligated  to  purchase,  for  approximately  $23.8 million, 52.7 acres of land located in Valhalla, NY on which the Company can develop approximately 875,000 square feet of office space. This acquisition will be financed in part from the sale proceeds of an office property currently being held by a qualified intermediary for the purposes of an exchange of real property pursuant to Section 1031 of the Internal Revenue Code of 1986 and is scheduled to close during the first quarter of 2002.

     Thirteen of the Company's office properties and two of the Company's industrial properties which were acquired by the issuance of OP Units are subject to agreements limiting the Company's ability to transfer them prior to agreed upon dates without the consent of the limited partner who transferred the respective property to the Company. In the event the Company transfers any of these properties prior to the expiration of these limitations, the Company may be required to make a payment relating to taxes incurred by the limited partner. The limitations on nine of the properties expire prior to June 30, 2003. The limitations on the remaining properties expire between 2007 and 2013.

     Eleven of the Company's office properties are held in joint ventures which contain certain limitations on transfer. These limitations include requiring the consent of the joint venture partner to transfer a property prior to various specified dates ranging from 2003 to 2005, rights of first offer, and buy/sell provisions.

     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures of the Company. The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operating activities along with the Credit Facility previously discussed. The Credit Facility contains several financial covenants with which the Company must be in compliance in order to borrow funds thereunder. The Company expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt and equity securities of the Company. In addition, the Company also believes that it will, from time to time, generate funds from the disposition of certain of its real estate properties or interests therein. The Company will refinance existing mortgage indebtedness or indebtedness under the Credit Facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Company anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and equity offerings, will be adequate to meet the capital and liquidity requirements of the Company in both the short and long-term.

     As a result of current economic conditions, certain companies who make up our tenant base have either not renewed their leases upon expiration or have paid the Company to terminate their leases. In addition, vacancy rates in our markets have been trending higher and in some instances our asking rents in our markets have been trending lower. Additionally, due to the events of September 11th, the Company anticipates higher operating expenses as they relate to certain insurance coverage and security measures.

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


FUNDS FROM OPERATIONS

     Management believes that funds from operations ("FFO") is an appropriate measure of performance of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss, excluding gains or losses from debt restructuring and sales of properties plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. (See Selected Financial
Data). FFO for the year ended December 31, 2001 excludes $163 million of valuation reserves on investments in affiliate loans and joint ventures.

     Since  all  companies  and  analysts  do  not  calculate  FFO  in a similar
fashion,   the  Company's  calculation  of  FFO  presented  herein  may  not  be comparable to similarly titled measures as reported by other companies.

     The following table presents the Company's FFO calculation for the years ended December 31 (in thousands):





                                                                                           2001         2000         1999
                                                                                       ------------ ------------ ------------
Income before minority interests, preferred dividends and distributions, valuation
 reserves and extraordinary loss .....................................................  $ 145,054    $ 136,227    $ 104,042
Less:
 Minority partners' interests in consolidated partnerships ...........................     15,975        9,120        6,802
 Limited partners' minority interest in the operating partnership ....................     (5,727)      11,669        9,407
 Preferred dividends and distributions ...............................................     23,977       28,012       27,001
 Valuation reserves on investments in affiliate loans and joint ventures and other
  investments ........................................................................    166,101           --           --
 Extraordinary loss, net of limited partners' minority interest in the operating
  partnership of $303, $175 and $74, respectively ....................................      2,595        1,396          555
                                                                                        ---------    ---------    ---------
Net income (loss) allocable to common shareholders ...................................    (57,867)      86,030       60,277
Adjustments for basic Funds From Operations
Add:
 Limited partners' minority interest in the operating partnership ....................         --       11,669        9,407
 Real estate depreciation and amortization ...........................................    100,967       90,552       72,124
 Minority partners' interests in consolidated partnerships ...........................     15,975        9,120        6,802
 Valuation reserves on investments in affiliate loans and joint ventures .............    163,000           --           --
 Extraordinary loss, net of limited partners' minority interest in the operating
  partnership of $303, $175 and $74, respectively ....................................      2,595        1,396          555
Less:
 Limited partners' minority interest in the operating partnership ....................      5,727           --           --
 Gain on sales of real estate ........................................................     20,173       18,669       10,052
 Amounts distributable to minority partners in consolidated partnerships .............     19,083       12,316        8,293
                                                                                        ---------    ---------    ---------
Basic Funds From Operations ..........................................................    179,687      167,782      130,820
Add:
 Dividends and distributions on dilutive shares and units ............................     26,601       34,387       30,861
                                                                                        ---------    ---------    ---------
Diluted Funds From Operations ........................................................  $ 206,288    $ 202,169    $ 161,681
                                                                                        =========    =========    =========
Weighted Average Shares/OP Units outstanding (1) .....................................     66,057       61,050       54,719
                                                                                        =========    =========    =========
Diluted Weighted Average Shares/OP Units outstanding (1) .............................     79,027       78,119       70,013
                                                                                        =========    =========    =========

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

     The Company will recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges will be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     The fair market value ("FMV") of the Company's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

     The following table sets forth the Company's long term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at December 31, 2001 (dollars in thousands):





                                               FOR THE YEAR ENDED DECEMBER 31
                           -----------------------------------------------------------------------
                                2002          2003          2004           2005          2006
                           ------------- ------------- -------------- ------------- --------------
Long term debt:
 Fixed rate ..............   $  11,356     $  12,559     $  116,109     $  33,015     $  144,017
 Weighted average
   interest rate .........        7.52%         7.50%          7.47%         6.92%          7.38%
 Variable rate ...........   $      --     $ 271,600     $       --     $      --     $       --
 Weighted average
   interest rate .........          --%         3.53%            --%           --%            --%




                             THEREAFTER       TOTAL (1)          FMV
                           -------------- ---------------- --------------
Long term debt:
 Fixed rate ..............   $  884,021     $  1,201,077    $ 1,221,125
 Weighted average
   interest rate .........         7.34%            7.35%
 Variable rate ...........   $       --     $    271,600    $   271,600
 Weighted average
   interest rate .........           --%            3.53%


(1) Includes unamortized issuance discounts of $537 on the 5 and 10-year senior unsecured notes issued on March 26, 1999 which are due at maturity.


     In addition, the Company has assessed the market risk for its variable rate debt, which is based upon LIBOR, and believes that a one percent increase in the LIBOR rate would have an approximate $2.7 million annual increase in interest expense based on approximately $271.6 million of variable rate debt outstanding at December 31, 2001.

     The following table sets forth the Company's mortgage notes and notes receivable by scheduled maturity date, weighted average interest rates and estimated FMV at December 31, 2001 (dollars in thousands):





                                      FOR THE YEAR ENDED DECEMBER 31
                           -----------------------------------------------------
                               2002       2003        2004       2005     2006    THEREAFTER    TOTAL (2)      FMV
                           ------------ -------- ------------- -------- -------- ------------ ------------- -----------
Mortgage notes and
 notes receivable:
 Fixed rate ..............   $  1,165    $  --     $  36,500    $  --    $  --    $  16,990     $  54,655    $ 55,939
 Weighted average
   interest rate .........       9.00%      --%        10.23%      --%      --%       11.88%        10.72%


(2) Excludes interest receivables aggregating approximately $1,579.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is included in a separate section of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in the section captioned "Proposal I: Election of Directors" and "Section 16 Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement for the 2002 annual meeting of stockholders is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

     The information contained in the section captioned "Executive Compensation" of the Company's definitive proxy statement for the 2002 annual meeting of stockholders is incorporated herein by reference, provided, however, that the report on Executive Compensation set forth therein shall not be incorporated by reference herein, in any of the Company's prior or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates such report by reference therein and shall not be otherwise deemed filed under either of such Acts.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The   information   contained  in  the  section  captioned  "Principal  and
Management Stockholders" of the Company's definitive proxy statement for the 2002 annual meeting of stockholders is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the section captioned "Certain Relationships and Related Transactions" of the Company's definitive proxy statement for the 2002 annual meeting of the stockholders is incorporated herein by reference.


                                     III-1

                                    PART IV


ITEM 14. FINANCIAL STATEMENTS AND SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

     (a)(1 and 2) Financial Statements and Schedules

     The following consolidated financial information is included as a separate section of this annual report on Form 10-K:





                                                                                        PAGE
                                                                                       ------
   RECKSON ASSOCIATES REALTY CORP.
   Report of Independent Auditors ..................................................   IV-5
   Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000 .......   IV-6
   Consolidated Statements of Operations for the years ended December 31, 2001,
     2000 and 1999 .................................................................   IV-7
   Consolidated Statements of Stockholders' Equity for the years ended December 31,
     2001, 2000 and 1999. ..........................................................   IV-8
   Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000
     and 1999 . ....................................................................   IV-9
   Notes to Consolidated Financial Statements ......................................   IV-10
   Schedule III - Real Estate and Accumulated Depreciation .........................   IV-31


     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(3) Exhibits

EXHIBIT     FILING
NUMBER     REFERENCE                                                 DESCRIPTION
---------- -----------                                               -----------

 3.1           a      Amended and Restated Articles of Incorporation of the Registrant
 3.2           i      Amended and Restated By-Laws of the Registrant
 3.3           e      Articles Supplementary of the Registrant Establishing and Fixing the Rights and Preferences of a Series
                      of Shares of Preferred Stock filed with the Maryland State Department of Assessments and Taxation on
                      April 9, 1998
 3.4           j      Articles Supplementary of the Registrant Establishing and Fixing the Rights and Preferences of a Class
                      of Shares of Common Stock filed with the Maryland State Department of Assessments and Taxation on
                      May 24, 1999
 3.5           h      Articles Supplementary of the Registrant Establishing and Fixing the Rights and Preferences of a Series
                      of Shares of Preferred Stock filed with the Maryland State Department of Assessments and Taxation on
                      May 28, 1999
 3.6           j      Articles of Amendment of the Registrant filed with the Maryland State Department of Assessments and
                      Taxation on January 4, 2000
 3.7           j      Articles Supplementary of the Registrant filed with the Maryland State Department of Assessments and
                      Taxation on January 11, 2000
 3.8           q      Articles Supplementary of the Registrant Establishing and Fixing the Rights and Preferences of a Series
                      of Shares of Preferred Stock filed with the Maryland State Department of Assessments and Taxation on
                      November 2, 2000
 4.1           b      Specimen Share Certificate of Class A Common Stock
 4.2           l      Specimen Share Certificate of Class B Exchangeable Common Stock
 4.3           e      Specimen Share Certificate of Series A Preferred Stock
 4.4           g      Form of 7.40% Notes due 2004 of Reckson Operating Partnership, L.P. (the "Operating Partnership")
 4.5           g      Form of 7.75% Notes due 2009 of the Operating Partnership
 4.6           g      Indenture, dated March 26, 1999, among the Operating Partnership, the Registrant, and The Bank of
                      New York, as trustee
 4.7           k      Rights Agreement, dated as of October 13, 2000, between the Registrant and American Stock Transfer
                      & Trust Company, as Rights Agent, which includes, as Exhibit A thereto, the Form of Articles
                      Supplementary, as Exhibit B thereto, the Form of Right Certificate, and as Exhibit C thereto, the
                      Summary of Rights to Purchase Preferred Shares
10.1           a      Amended and Restated Agreement of Limited Partnership of the Operating Partnership
10.2           e      Supplement to the Amended and Restated Agreement of Limited Partnership of the Operating
                      Partnership Establishing Series A Preferred Units of Limited Partnership Interest
10.3           e      Supplement to the Amended and Restated Agreement of Limited Partnership of the Operating
                      Partnership Establishing Series B Preferred Units of Limited Partnership Interest
10.4           e      Supplement to the Amended and Restated Agreement of Limited Partnership of the Operating
                      Partnership Establishing Series C Preferred Units of Limited Partnership Interest
10.5           e      Supplement to the Amended and Restated Agreement of Limited Partnership of the Operating
                      Partnership Establishing Series D Preferred Units of Limited Partnership Interest
10.6           j      Supplement to the Amended and Restated Agreement of Limited Partnership of the Operating
                      Partnership Establishing Series B Common Units of Limited Partnership Interest
10.7           j      Supplement to the Amended and Restated Agreement of Limited Partnership of the Operating
                      Partnership Establishing Series E Preferred Partnership Units of Limited Partnership Interest
10.8           n      Supplement to the Amended and Restated Agreement of Limited Partnership of the Operating
                      Partnership Establishing the Series F Junior Participating Preferred Partnership Units
10.9           d      Third Amended and Restated Agreement of Limited Partnership of Omni Partners, L.P.
10.10          k      Amendment and Restatement of Employment and Noncompetition Agreement, dated as of August 15,
                      2000, between the Registrant and Donald Rechler
10.11          k      Amendment and Restatement of Employment and Noncompetition Agreement, dated as of August 15,
                      2000, between the Registrant and Scott Rechler
10.12          k      Amendment and Restatement of Employment and Noncompetition Agreement, dated as of August 15,
                      2000, between the Registrant and Mitchell Rechler
10.13          k      Amendment and Restatement of Employment and Noncompetition Agreement, dated as of August 15,
                      2000, between the Registrant and Gregg Rechler
10.14          k      Amendment and Restatement of Employment and Noncompetition Agreement, dated as of August 15,
                      2000, between the Registrant and Roger Rechler
10.15          k      Amendment and Restatement of Employment and Noncompetition Agreement, dated as of August 15,
                      2000, between the Registrant and Michael Maturo
10.16          k      Amendment and Restatement of Employment and Noncompetition Agreement, dated as of August 15,
                      2000, between the Registrant and Jason Barnett
10.17          a      Purchase Option Agreements relating to the Reckson Option Properties
10.18          a      Purchase Option Agreements relating to the Other Option Properties
10.19          m      Amended and Restated 1995 Stock Option Plan
10.20          c      1996 Employee Stock Option Plan

EXHIBIT     FILING
NUMBER     REFERENCE                                                 DESCRIPTION
---------- -----------                                               -----------
10.21           b      Ground Leases for certain of the properties
10.22           a      Indemnity Agreement relating to 100 Oser Avenue
10.23           m      Amended and Restated 1997 Stock Option Plan
10.24           d      1998 Stock Option Plan
10.25           d      Note Purchase Agreement for the Senior Unsecured Notes
10.26           k      Amendment and Restatement of Severance Agreement, dated as of August 15, 2000, between the
                       Registrant and Donald Rechler
10.27           k      Amendment and Restatement of Severance Agreement, dated as of August 15, 2000, between the
                       Registrant and Scott Rechler
10.28           k      Amendment and Restatement of Severance Agreement, dated as of August 15, 2000, between the
                       Registrant and Mitchell Rechler
10.29           k      Amendment and Restatement of Severance Agreement, dated as of August 15, 2000, between the
                       Registrant and Gregg Rechler
10.30           k      Amendment and Restatement of Severance Agreement, dated as of August 15, 2000, between the
                       Registrant and Roger Rechler
10.31           k      Amendment and Restatement of Severance Agreement, dated as of August 15, 2000, between the
                       Registrant and Michael Maturo
10.32           k      Amendment and Restatement of Severance Agreement, dated as of August 15, 2000, between the
                       Registrant and Jason Barnett
10.33           f      Intercompany Agreement by and between the Operating Partnership and Reckson Service Industries,
                       Inc., dated May 13, 1998
10.34           j      Amended and Restated Credit Agreement dated as of August 4, 1999 between Reckson Service
                       Industries, Inc., as borrower, and the Operating Partnership, as Lender, relating to Reckson Strategic
                       Venture Partners, LLC ("RSVP Credit Agreement")
10.35           j      Amended and Restated Credit Agreement dated as of August 4, 1999 between Reckson Service
                       Industries, Inc., as borrower, and the Operating Partnership, as Lender, relating to the operations of
                       Reckson Service Industries, Inc. ("RSI Credit Agreement")
10.36           j      Letter Agreement, dated November 30, 1999, amending the RSVP Credit Agreement and the RSI
                       Credit Agreement
10.37           o      Second Amendment to the Amended and Restated Credit Agreement, dated March 30, 2001, between the Operating Partnership and FrontLine Capital Group
10.38           p      Loan Agreement, dated as of June 1, 2001, between 1350 LLC, as Borrower, and Secore Financial
                       Corporation, as Lender
10.39           p      Loan Agreement, dated as of July 18, 2001, between Metropolitan 919 3rd Avenue, LLC, as Borrower, and Secore Financial Corporation, as Lender
10.40           k      $575 million Credit Facility dated as of September 7, 2000 among Reckson Operating Partnership, L.P.,
                       The Chase Manhattan Bank, UBS Warburg Dillon Read, Deutsche Bank and Chase Securities Inc.
10.41           k      Guaranty Agreement dated as of September 7, 2000 among the Registrant, The Chase Manhattan Bank and UBS Warburg LLC
10.42           k      Operating Agreement dated as of September 28, 2000 between Reckson Tri-State Member LLC
                       (together with its permitted successors and assigns) and TIAA Tri-State LLC
10.43           n      Agreement of Spreader, Consolidation and Modification of Mortgage Security Agreement among
                       Metropolitan 810 7th Ave., LLC, 100 Wall Company LLC and Monumental Life Insurance Company
10.44           n      Consolidated, Amended and Restated Secured Promissory Note relating to Metropolitan 810 7th Ave.,
                       LLC and 100 Wall Company LLC
10.45           r      Amended and Restated Operating Agreement of 919 JV LLC
12.1                   Statement of Ratios of Earnings to Fixed Charges

21.1                   Statement of Subsidiaries

23.0                   Consent of Independent Auditors

24.1                   Power of Attorney (included in Part IV of the Form 10-K)


----------

 (a)      Previously filed as an exhibit to the Registrant's Registration Statement Form S-11 (No. 333-1280) and incorporated herein by reference.
 (b)      Previously filed as an exhibit to the Registrant's Registration Statement Form S-11 (No. 33-84324) and incorporated herein by reference.
 (c)      Previously filed as an exhibit to the Registrant's Form 8-K report filed with the SEC on November 25, 1996 and incorporated herein by reference.
 (d)      Previously filed as an exhibit to the Registrant's Form 10-K filed with the SEC on March 26, 1998 and incorporated herein by reference.
 (e)      Previously filed as an exhibit to the Registrant's Form 8-K report filed with the SEC on March 1, 1999 and incorporated herein by reference.
 (f)      Previously filed as an exhibit to the Registrant's Form 10-K filed with the SEC on March 16, 1999 and incorporated herein by reference.
 (g)      Previously filed as an exhibit to the Registrant's Form 8-K filed with SEC on March 26, 1999 and incorporated herein by reference.
 (h)      Previously filed as an exhibit to the Registrant's Form 8-K filed with SEC on June 7, 1999 and incorporated herein by reference.
 (i)      Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on November 13, 2000 and incorporated herein by reference.
 (j)      Previously filed as an exhibit to the Registrant's Form 10-K filed with the SEC on March 17, 2000 and incorporated herein by reference.
 (k)      Previously filed as an exhibit to the Registrant's Form 8-K filed with the SEC on October 17, 2000 and incorporated herein by reference.
 (l)      Previously filed as an exhibit to the Registrant's Form S-4 (No. 333-74285) and incorporated herein by reference.
 (m)      Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on November 13, 2001 and incorporated herein by reference.
 (n)      Previously filed as an exhibit to the Registrant's Form 10-K filed with the SEC on March 21, 2001 and incorporated herein by reference.
 (o)      Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on May 14, 2001 and incorporated herein by reference.
 (p)      Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on August 14, 2001 and incorporated herein by reference.
 (q)      Included as an exhibit to Exhibit 4.7.
 (r)      Previously filed as an exhibit to the Registrant's Form 8-K filed with the SEC on January 8, 2002 and incorporated herein by reference.

(B) REPORTS ON FORM 8-K:

On October 16, 2001, the Registrant filed a report on Form 8-K relating to the status of FrontLine Capital Group's indebtedness to the Operating Partnership


On November 6, 2001, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit its third quarter presentation.

On November 7, 2001, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit supplemental operating and financial data for the third quarter.

                                  SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19 , 2002.

                                        RECKSON ASSOCIATES REALTY CORP.


                                        By:   /s/ Donald J. Rechler
                                        ---------------------------
                                           Donald J. Rechler,
                                             Chairman of the Board and
                                              Co-Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Reckson Associates Realty Corp. hereby severally constitute and appoint Scott H. Rechler, Mitchell D. Rechler and Michael Maturo, and each of them singly, our true and lawful attorneys-in-fact with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Reckson Associates Realty Corp. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 2002.





          SIGNATURE                        TITLE                        SIGNATURE             TITLE
          ---------                        -----                        ---------             -----
    /s/ Donald J. Rechler      Chairman of the Board,            /s/ Harvey R. Blau          Director
   -----------------------       Co-Chief Executive Officer   ---------------------------
        Donald J. Rechler        and Director (Principal             Harvey R. Blau
                                 Executive Officer)


     /s/ Scott H. Rechler      Co-Chief Executive Officer                                    Director
   -----------------------       and Director                 ---------------------------
         Scott H. Rechler                                            Leonard Feinstein


   /s/ Mitchell D. Rechler     Co-President, Chief                                           Director
   -----------------------       Administrative Officer       ---------------------------
       Mitchell D. Rechler       and Director                       Herve A. Kevenides


     /s/ Gregg M. Rechler      Co-President, Chief                /s/ John V.N. Klein        Director
   -----------------------       Operating Officer and        ---------------------------
         Gregg M. Rechler        Director                             John V.N. Klein



      /s/ Michael Maturo       Executive Vice President,         /s/ Lewis S. Ranieri        Director
   -----------------------       Treasurer and Chief          ---------------------------
          Michael Maturo         Financial Officer (Principal        Lewis S. Ranieri
                                 Financial Officer and
                                 Principal Accounting
                                 Officer)


     /s/ Roger M. Rechler      Executive Vice President,       /s/ Conrad D. Stephenson      Director
   -----------------------      Vice-Chairman of the          ---------------------------
         Roger M. Rechler       Board and Director                 Conrad D. Stephenson




                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

Reckson Associates Realty Corp.

We have audited the accompanying consolidated balance sheets of Reckson Associates Realty Corp. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. We have also audited the financial statement schedule listed in the index at item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reckson Associates Realty Corp. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        ERNST & YOUNG LLP

New York, New York
February 20, 2002,
except for Note 13,
as to which the date
is March 13, 2002

                        RECKSON ASSOCIATES REALTY CORP.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)





                                                                                          DECEMBER 31,
                                                                                ---------------------------------
                                                                                      2001              2000
                                                                                ---------------   ---------------
ASSETS
Commercial real estate properties, at cost: (Notes 2, 3, 5 and 6)
Land ........................................................................     $   408,837       $   396,482
Buildings and improvements ..................................................       2,328,374         2,219,448
Developments in progress:
Land ........................................................................          69,365            60,918
Development costs ...........................................................          74,303            93,759
Furniture, fixtures and equipment ...........................................           7,725             7,138
                                                                                  -----------       -----------
                                                                                    2,888,604         2,777,745
    Less accumulated depreciation ...........................................        (361,960)         (288,479)
                                                                                  -----------       -----------
                                                                                    2,526,644         2,489,266
Investments in real estate joint ventures ...................................           5,744             5,348
Investment in mortgage notes and notes receivable (Note 6) ..................          56,234            58,220
Cash and cash equivalents (Note 9) ..........................................         121,975            17,843
Tenant receivables ..........................................................           9,633            11,511
Investments in service companies and affiliate loans and joint ventures
 (Note 8) ...................................................................          79,184           215,660
Deferred rents receivable ...................................................          81,089            67,930
Prepaid expenses and other assets ...........................................          45,495            68,895
Contract and land deposits and pre-acquisition costs ........................           3,782             1,676
Deferred leasing and loan costs, less accumulated amortization of $41,411
 and $32,773, respectively ..................................................          64,438            61,681
                                                                                  -----------       -----------
Total Assets ................................................................     $ 2,994,218       $ 2,998,030
                                                                                  ===========       ===========
LIABILITIES
Mortgage notes payable (Note 2) .............................................     $   751,077       $   728,971
Unsecured credit facility (Note 3) ..........................................         271,600           216,600
Senior unsecured notes (Note 4) .............................................         449,463           449,385
Accrued expenses and other liabilities ......................................          87,683            95,393
Dividends and distributions payable .........................................          32,988            28,801
                                                                                  -----------       -----------
Total Liabilities ...........................................................       1,592,811         1,519,150
                                                                                  -----------       -----------
Minority partners' interests in consolidated partnerships ...................         242,698           226,350
Preferred unit interest in the operating partnership ........................          30,965            42,518
Limited partners' minority interest in the operating partnership ............          81,887            97,353
                                                                                  -----------       -----------
                                                                                      355,550           366,221
                                                                                  -----------       -----------
Commitments and contingencies (Notes 9,10 and 13) ...........................              --                --
STOCKHOLDERS' EQUITY (NOTE 7)
Preferred Stock, $.01 par value, 25,000,000 shares authorized
 Series A preferred stock, 9,192,000 shares issued and outstanding ..........              92                92
 Series B preferred stock, 2,000,000 shares issued and outstanding ..........              20                20
Common Stock, $.01 par value, 100,000,000 shares authorized
 Class A common stock, 49,982,377 and 45,352,286 shares issued and
   outstanding, respectively ................................................             500               454
 Class B common stock, 10,283,513 shares issued and outstanding .............             103               103
Additional paid in capital ..................................................       1,045,142         1,111,990
                                                                                  -----------       -----------
Total Stockholders' Equity ..................................................       1,045,857         1,112,659
                                                                                  -----------       -----------
Total Liabilities and Stockholders' Equity ..................................     $ 2,994,218       $ 2,998,030
                                                                                  ===========       ===========

                (see accompanying notes to financial statements)

                        RECKSON ASSOCIATES REALTY CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)





                                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                               ------------------------------------------------
                                                                                    2001             2000             1999
                                                                               --------------   --------------   --------------
REVENUES (NOTE 10):
Base Rents .................................................................    $   437,802      $   397,327      $   324,146
Tenant escalations and reimbursements ......................................         59,969           54,750           44,989
Equity in earnings of real estate joint ventures and service companies.               2,087            4,383            2,148
Interest income on mortgage notes and notes receivable .....................          6,238            8,212            7,944
Gain on sales of real estate (Note 6) ......................................         20,173           18,669           10,052
Investment and other income ................................................         14,199           26,597           13,874
                                                                                -----------      -----------      -----------
Total Revenues .............................................................        540,468          509,938          403,153
                                                                                -----------      -----------      -----------
EXPENSES:
Property operating expenses ................................................        168,664          157,456          125,994
Marketing, general and administrative ......................................         30,747           27,371           24,293
Interest ...................................................................         93,072           96,337           74,320
Depreciation and amortization ..............................................        102,931           92,547           74,504
                                                                                -----------      -----------      -----------
Total Expenses .............................................................        395,414          373,711          299,111
                                                                                -----------      -----------      -----------
Income before minority interests, preferred dividends and
 distributions, valuation reserves and extraordinary loss ..................        145,054          136,227          104,042
Minority partners' interests in consolidated partnerships ..................        (15,975)          (9,120)          (6,802)
Limited partners' minority interest in the operating partnership ...........          5,727          (11,669)          (9,407)
Distributions to preferred unit holders ....................................         (2,111)          (2,641)          (2,641)
Valuation reserves on investments in affiliate loans and joint ventures
 and other investments (Notes 8 and 13) ....................................       (166,101)              --               --
                                                                                -----------      -----------      -----------
Income (loss) before extraordinary loss and dividends to preferred
 shareholders ..............................................................        (33,406)         112,797           85,192
Extraordinary loss on extinguishment of debts, net of limited partners'
 minority interest share of $303, $175 and $74, respectively ...............         (2,595)          (1,396)            (555)
                                                                                -----------      -----------      -----------
Net Income (loss) ..........................................................        (36,001)         111,401           84,637
Dividends to preferred shareholders ........................................        (21,866)         (25,371)         (24,360)
                                                                                -----------      -----------      -----------
Net income (loss) allocable to common shareholders .........................    $   (57,867)     $    86,030      $    60,277
                                                                                ===========      ===========      ===========
Net income (loss) allocable to:
 Class A common shareholders ...............................................    $   (44,243)     $    62,989      $    47,529
 Class B common shareholders ...............................................        (13,624)          23,041           12,748
                                                                                -----------      -----------      -----------
Total ......................................................................    $   (57,867)     $    86,030      $    60,277
                                                                                ===========      ===========      ===========
Basic net income (loss) per weighted average common share:
 Class A common ............................................................    $      (.88)     $      1.49      $      1.19
 Extraordinary loss per Class A common .....................................           (.04)            (.03)            (.01)
                                                                                -----------      -----------      -----------
 Basic net income (loss) per Class A common ................................    $      (.92)     $      1.46      $      1.18
                                                                                ===========      ===========      ===========
 Class B common ............................................................    $     (1.26)     $      2.28      $      1.91
 Extraordinary loss per Class B common .....................................           (.06)            (.04)            (.02)
                                                                                -----------      -----------      -----------
 Basic net income (loss) per Class B common ................................    $     (1.32)     $      2.24      $      1.89
                                                                                ===========      ===========      ===========
Basic weighted average common shares outstanding:
 Class A common ............................................................     48,121,000       43,070,000       40,270,000
 Class B common ............................................................     10,284,000       10,284,000        6,744,000
Diluted net income (loss) per weighted average common share:
 Class A common ............................................................    $      (.92)     $      1.45      $      1.17
 Class B common ............................................................    $     (1.32)     $      1.59      $      1.26
Diluted weighted average common shares outstanding:
 Class A common ............................................................     48,121,000       43,545,000       40,676,000
 Class B common ............................................................     10,284,000       10,284,000        6,744,000

                (see accompanying notes to financial statements)

                        RECKSON ASSOCIATES REALTY CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)





                                 CLASS A   CLASS B    SERIES A    SERIES B
                                  COMMON    COMMON   PREFERRED   PREFERRED
                                  STOCK     STOCK      STOCK       STOCK
                                --------- --------- ----------- -----------
Stockholders' equity
 January 1, 1999 ..............    $400     $  --       $ 92      $   --
Net proceeds from
 preferred stock offering .....      --        --         --          60
Net proceeds from Class B
 common stock offering ........      --       117         --          --
Repurchases of Class B
 common stock .................      --       (14)        --          --
Redemption of OP Units ........      --        --         --          --
Net proceeds from long
 term compensation
 issuances ....................       4        --         --          --
Net income ....................      --        --         --          --
Dividends and distributions
 paid and payable .............      --        --         --          --
                                   ----     -----       ----      ------
Stockholders' equity
 December 31, 1999 ............     404       103         92          60
Conversion of Series B
 Preferred Stock ..............      42        --         --         (40)
Redemption of OP Units ........      --        --         --          --
Net proceeds from long
 term compensation
 issuances ....................       8        --         --          --
Net income ....................      --        --         --          --
Dividends and distributions
 paid and payable .............      --        --         --          --
                                   ----     -----       ----      ------
Stockholders' equity
 December 31, 2000 ............     454       103         92          20
Issuance of OP Units ..........      --        --         --          --
Redemption of OP Units ........       6        --         --          --
Net proceeds from long
 term compensation
 issuances ....................       5        --         --          --
Issuance of Class A
 common Stock .................      35        --         --          --
Repurchases of Class A
 common Stock .................      --        --         --          --
Net loss ......................      --        --         --          --
Dividends and distributions
 paid and payable .............      --        --         --          --
                                   ----     -----       ----      ------
Stockholders' equity
 December 31, 2001 ............    $500     $ 103       $ 92      $   20
                                   ====     =====       ====      ======



                                                                                LIMITED
                                   ADDITIONAL                     TOTAL        PARTNERS'
                                    PAID IN       RETAINED    STOCKHOLDERS'    MINORITY
                                    CAPITAL       EARNINGS        EQUITY       INTEREST
                                --------------- ------------ --------------- ------------
Stockholders' equity
 January 1, 1999 ..............   $   705,572    $       --    $   706,064    $   94,125
Net proceeds from
 preferred stock offering .....       149,940            --        150,000            --
Net proceeds from Class B
 common stock offering ........       302,536            --        302,653            --
Repurchases of Class B
 common stock .................       (30,273)           --        (30,287)           --
Redemption of OP Units ........            --            --             --        (1,485)
Net proceeds from long
 term compensation
 issuances ....................         1,593            --          1,597            --
Net income ....................            --        60,277         60,277         9,333
Dividends and distributions
 paid and payable .............       (13,071)      (60,277)       (73,348)      (10,987)
                                  -----------    ----------    -----------    ----------
Stockholders' equity
 December 31, 1999 ............     1,116,297            --      1,116,956        90,986
Conversion of Series B
 Preferred Stock ..............        (6,765)           --         (6,763)        6,763
Redemption of OP Units ........            --            --             --          (125)
Net proceeds from long
 term compensation
 issuances ....................         6,656            --          6,664            --
Net income ....................            --        86,030         86,030        11,494
Dividends and distributions
 paid and payable .............        (4,198)      (86,030)       (90,228)      (11,765)
                                  -----------    ----------    -----------    ----------
Stockholders' equity
 December 31, 2000 ............     1,111,990            --      1,112,659        97,353
Issuance of OP Units ..........            --            --             --        11,557
Redemption of OP Units ........        15,412            --         15,418       (15,577)
Net proceeds from long
 term compensation
 issuances ....................         6,423            --          6,428            --
Issuance of Class A
 common Stock .................        77,777            --         77,812         7,188
Repurchases of Class A
 common Stock .................        (1,421)           --         (1,421)           --
Net loss ......................            --       (57,867)       (57,867)       (6,030)
Dividends and distributions
 paid and payable .............      (165,039)       57,867       (107,172)      (12,604)
                                  -----------    ----------    -----------    ----------
Stockholders' equity
 December 31, 2001 ............   $ 1,045,142    $       --    $ 1,045,857    $   81,887
                                  ===========    ==========    ===========    ==========

                (see accompanying notes to financial statements)

                        RECKSON ASSOCIATES REALTY CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)





                                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                                 ----------------------------------------
                                                                                      2001          2000         1999
                                                                                 -------------- ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) ..............................................................   $  (36,001)   $  111,401   $   84,637
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization ..................................................      102,931        92,547       74,504
Extraordinary loss, net of minority interests ..................................        2,595         1,396          555
Minority partners' interests in consolidated partnerships ......................       15,975         9,120        6,802
Limited partners' minority interest in the operating partnership ...............       (5,727)       11,669        9,407
Gain on sales of real estate, securities and mortgage repayment ................      (20,173)      (18,669)      (9,657)
Valuation reserves on investments in affiliate loans and joint ventures and
 other investments .............................................................      166,101            --           --
Equity in earnings of real estate joint ventures and service companies .........       (2,087)       (4,383)      (2,148)
Changes in operating assets and liabilities:
Deferred rents receivable ......................................................      (38,186)      (35,798)      (2,158)
Prepaid expenses and other assets ..............................................       (4,925)       (9,582)     (24,414)
Tenant and affiliate receivables ...............................................        1,878        (6,394)          42
Accrued expenses and other liabilities .........................................        3,607        17,857       15,888
                                                                                   ----------    ----------   ----------
Net cash provided by operating activities ......................................      185,988       169,164      153,458
                                                                                   ----------    ----------   ----------
CASH FLOWS FROM INVESTMENT ACTIVITIES:
Purchases of commercial real estate properties .................................           --      (190,548)    (284,741)
Investment in mortgage notes and notes receivable ..............................           --            --     (295,048)
Increase in contract deposits and pre-acquisition costs ........................       (3,267)       (2,023)     (12,650)
Additions to developments in progress ..........................................       (8,260)      (13,392)      (9,615)
Additions to commercial real estate properties .................................     (152,074)      (89,818)     (28,135)
Payment of leasing costs .......................................................      (10,513)      (24,082)     (16,467)
Distributions from investments in real estate joint ventures ...................           82           368          442
Additions to furniture, fixtures and equipment .................................         (635)         (742)        (461)
Investments in affiliate joint ventures ........................................      (25,056)      (10,780)     (15,033)
Proceeds from redemption of Keystone Property Trust preferred securities .......       35,700        19,903           --
Proceeds from sales of real estate, securities and mortgage note receivable
 repayments ....................................................................       76,503        49,810      269,916
                                                                                   ----------    ----------   ----------
Net cash used in investing activities ..........................................      (87,520)     (261,304)    (391,792)
                                                                                   ----------    ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured borrowings ...............................................      325,000       297,163      125,548
Principal payments on secured borrowings .......................................     (302,894)      (27,367)      (4,714)
Proceeds from issuance of senior unsecured notes, net of issuance costs ........           --            --      299,262
Proceeds from issuance of preferred stock, net of issuance costs ...............           --            --      148,000
Payment of loan and equity issuance costs ......................................       (6,252)      (11,649)      (8,264)
Investments in affiliate loans and service companies ...........................      (12,388)      (12,516)    (125,007)
Proceeds from unsecured credit facility and term loan ..........................      153,000       689,600      397,500
Principal payments on unsecured credit facility and term loan ..................      (98,000)     (845,600)    (510,750)
Repurchases of Class B common stock ............................................           --            --      (30,287)
Repurchases of Class A common stock ............................................       (1,421)           --           --
Proceeds from issuance of common stock and exercise of options, net of
 issuance costs ................................................................        2,813         4,010        1,512
Contributions by minority partners in consolidated partnerships ................      101,832       135,975       75,500
Distributions to minority partners in consolidated partnerships ................      (16,458)      (12,632)      (6,701)
Distributions to limited partners in the operating partnership .................      (12,395)      (11,654)     (11,177)
Distributions to preferred unit holders ........................................       (2,231)       (2,641)      (2,641)
Dividends to common shareholders ...............................................     (103,118)      (87,437)     (68,031)
Dividends to preferred shareholders ............................................      (21,824)      (26,637)     (22,397)
                                                                                   ----------    ----------   ----------
Net cash provided by financing activities ......................................        5,664        88,615      257,353
                                                                                   ----------    ----------   ----------
Net increase (decrease) in cash and cash equivalents ...........................      104,132        (3,525)      19,019
Cash and cash equivalents at beginning of period ...............................       17,843        21,368        2,349
                                                                                   ----------    ----------   ----------
Cash and cash equivalents at end of period .....................................   $  121,975    $   17,843   $   21,368
                                                                                   ==========    ==========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, including interest capitalized .......   $  105,087    $  106,106   $   77,014
                                                                                   ==========    ==========   ==========

                (see accompanying notes to financial statements)

                    RECKSON ASSOCIATES REALTY CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001


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

     The Company became the sole general partner of Reckson Operating Partnership, L.P. (the "Operating Partnership") by contributing substantially all of the net proceeds of the IPO, in exchange for an approximate 73% interest in the Operating Partnership. All Properties acquired by the Company are held by or through the Operating Partnership. In conjunction with the IPO, the Operating Partnership executed various option and purchase agreements whereby it issued common units of limited partnership interest in the Operating Partnership ("OP Units") to certain continuing investors in exchange for (i) interests in certain property partnerships, (ii) fee simple and leasehold interests in properties and development land, (iii) certain business assets of executive center entities and (iv) 100% of the non-voting preferred stock of the management and construction companies. At December 31, 2001, the Company's ownership percentage in the Operating Partnership is approximately 88.9%.


BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The   accompanying   consolidated   financial   statements   include   the
consolidated financial position of the Company and the Operating Partnership at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001. The Operating Partnership's investments in majority owned and/or controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners' interest. The operating results of the service companies currently conducted by Reckson Management Group, Inc., RANY Management Group, Inc. and Reckson Construction Group, Inc. ("RCG") in which the Operating Partnership owns a non-controlling interest are reflected in the accompanying financial statements on the equity method of accounting. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest. Such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The minority interests at December 31, 2001 represent an approximate 11.1% limited partnership minority interest in the Operating Partnership, a 49% interest in RT Tri-State LLC, owner of an eight property suburban office portfolio, a 40% interest in Omni Partners, L.P., owner of a 575,000 square foot suburban office property and a 49% interest in Metropolitan 919 Third Avenue, LLC, owner of the property located at 919 Third Avenue, New York, NY.


Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                        RECKSON ASSOCIATES REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

     Tenant's lease security deposits aggregating approximately $5.1 million and $6.1 million at December 31, 2001 and 2000, respectively have been included in cash and cash equivalents on the accompanying balance sheets.


Deferred Costs

     Tenant leasing commissions and related costs incurred in connection with leasing tenant space are capitalized and amortized over the life of the related lease. In addition, loan costs incurred in obtaining financing are capitalized and amortized over the term of the related loan.

     Costs   incurred  in  connection  with  equity  offerings  are  charged  to stockholders equity when incurred.


Income Taxes

     Commencing with its taxable year ended December 31, 1995, the Company elected to be taxed as a REIT under the Internal Revenue Code of 1986. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its stockholders. It is management's current intention to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the subsequent four taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. (See Note 14 for the Company's reconciliation of GAAP net income to taxable income, its reconciliation of cash distributions to the dividends paid deduction and its characterization of taxable distributions).


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

                        RECKSON ASSOCIATES REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Among the factors the Company considers in making an evaluation of the collectibility of interest are: (i) the status of the loan, (ii) the value of the underlying collateral, (iii) the financial condition of the borrower and
(iv) anticipated future events.

     Gain on sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale.


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


Stock Options

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("Statement 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized upon the granting of stock options when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company provides additional pro forma disclosures as required under Statement 123 (see Note 7).


Recent Pronouncements

     FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which became effective January 1, 2001 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in accumulated other comprehensive income ("OCI") until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of January 1, 2001, the carrying value of the Company's derivatives equaled their fair value and as a result no cumulative effect changes were recorded. Additionally, as of June 30, 2001, the fair value of the Company's derivatives equaled approximately $3.7 million and was reflected in other assets and OCI on the Company's balance sheet. On July 18, 2001, the mortgage note payable to which these derivatives relate to was funded (see Note 2) and their fair value at that time was approximately $676,000 less than their carrying value. This amount is being amortized to interest expense over the term of the mortgage note to which it relates. Because of the Company's minimal use of derivatives, the adoption of this Statement did not have a significant effect on earnings or the financial position of the Company.

     In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of"; however it retains the fundamental

                        RECKSON ASSOCIATES REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used". In addition, the Statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or asset group to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset or asset group as "held for sale". The Company's management does not anticipate that the adoption of this statement will have an effect on the earnings or the financial position of the Company.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2. MORTGAGE NOTES PAYABLE

     On June 1, 2001, the Company refinanced a $70 million short-term variable rate mortgage note with a five year $75 million fixed rate mortgage note, which bears interest at 6.52% per annum. In addition, on July 18, 2001, the Company refinanced a $200 million short-term variable rate mortgage note with a ten year $250 million fixed rate mortgage note, which bears interest at 6.867% per annum. As a result of these refinancings, certain unamortized loan costs were written-off and accounted for as an extraordinary loss on the accompanying statement of operations. The net proceeds of approximately $50.4 million received by the Company as a result of these refinancings was used to repay maturing fixed rate debt, the Company's unsecured credit facility and for working capital purposes.

     On July 24, 2001, the Company repaid a mortgage note in the amount of approximately $15.5 million from a portion of the proceeds received from the secured debt financing of the property located at 919 Third Avenue, New York, NY. In addition, during the fourth quarter of 2001, the Company repaid two mortgage notes in the aggregate amount of approximately $8.8 million through a draw under the Company's unsecured credit facility and from available cash on hand.

     At December 31, 2001, there were 16 fixed rate mortgage notes payable with an aggregate outstanding principal amount of approximately $751.1 million. Properties with an aggregate carrying value at December 31, 2001 of approximately $1.5 billion are pledged as collateral against the mortgage notes payable. In addition, approximately $46.1 million of the $751.1 million is recourse to the Company. The mortgage notes bear interest at rates ranging from 6.45% to 10.10%, and mature between 2004 and 2027. The weighted average interest rates on the outstanding mortgage notes payable at December 31, 2001, 2000 and 1999 were approximately 7.3%, 7.8% and 7.6%, respectively. Certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and/or the Company.

     Scheduled principal repayments to be made during the next five years and thereafter, for mortgage notes payable outstanding at December 31, 2001, are as follows (in thousands):



                           SCHEDULED PRINCIPAL     DUE AT MATURITY       TOTAL
                          ---------------------   -----------------   -----------
  2002 ................         $  11,356             $      --        $  11,356
  2003 ................            12,559                    --           12,559
  2004 ................            13,493                 2,616           16,109
  2005 ................            14,462                18,553           33,015
  2006 ................            14,097               129,920          144,017
  Thereafter ..........           130,347               403,674          534,021
                                ---------             ---------        ---------
                                $ 196,314             $ 554,763        $ 751,077
                                =========             =========        =========

3. UNSECURED CREDIT FACILITY

     As of December 31, 2001, the Company had a three year $575 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September 2003 and borrowings under the Credit Facility are currently priced off LIBOR plus 105 basis points.

                        RECKSON ASSOCIATES REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


3. UNSECURED CREDIT FACILITY - (CONTINUED)

     The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At December 31, 2001, the Company had availability under the Credit Facility to borrow an additional $303.4 million (of which, $37.4 million has been allocated for outstanding undrawn letters of credit). Subsequent to December 31, 2001, the Company paid down the Credit Facility by $84.6 million which was received from the sale of a 49% interest in the property located at 919 Third Avenue, New York, NY (see Note 6) and thereby increased its availability under the Credit Facility to $388 million.

     The Company capitalized interest incurred on borrowings to fund certain development projects in the amount of $10.2 million, $11.5 million and $9.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

4. SENIOR UNSECURED NOTES

     As of December 31, 2001, the Operating Partnership had outstanding approximately $449.5 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures (dollars in thousands):




                                FACE        COUPON
         ISSUANCE              AMOUNT        RATE         TERM          MATURITY
-------------------------   -----------   ----------   ----------   ----------------
August 27, 1997 .........    $150,000         7.20%    10 years     August 28, 2007
March 26, 1999 ..........    $100,000         7.40%     5 years     March 15, 2004
March 26, 1999 ..........    $200,000         7.75%    10 years     March 15, 2009

     Interest on the Senior Unsecured Notes is payable semiannually with principal and unpaid interest due on the scheduled maturity dates. In addition, the Senior Unsecured Notes issued on March 26, 1999 were issued at an aggregate discount of $738,000. Such discount is being amortized over the term of the Senior Unsecured Notes to which they relate.


5. LAND LEASES AND AIR RIGHTS

     The Company leases, pursuant to noncancellable operating leases, the land on which twelve of its buildings were constructed. The leases, which contain renewal options, expire between 2009 and 2084. The leases either contain provisions for scheduled increases in the minimum rent at specified intervals or for adjustments to rent based upon the fair market value of the underlying land or other indexes at specified intervals. Minimum ground rent is recognized on a straight-line basis over the terms of the leases. The excess of amounts recognized over amounts contractually due is approximately $3.0 million and $2.7 million at December 31, 2001 and 2000, respectively. These amounts are included in accrued expenses and other liabilities on the accompanying balance sheets.

     In addition, the Company, through the acquisition of certain properties, is subject to two air rights lease agreements. These lease agreements have terms expiring between 2048 and 2073, including renewal options.

     Future minimum lease commitments relating to the land leases and air rights lease agreements during the next five years and thereafter are as follows (in thousands):




 YEAR ENDED DECEMBER 31,     LAND LEASES             AIR RIGHTS
-------------------------   -------------           -----------
   2002 .................      $ 2,688                $  366
   2003 .................        2,687                   369
   2004 .................        2,811                   379
   2005 .................        2,814                   379
   2006 .................        2,795                   379
   Thereafter ...........       49,921                 4,658
                               -------                ------
                               $63,716                $6,530
                               =======                ======

                        RECKSON ASSOCIATES REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


5. LAND LEASES AND AIR RIGHTS - (CONTINUED)

     During 2001, the Company, at its option, acquired the lessor's rights to the air rights lease agreement for the property located at 120 West 45th Street, New York, NY for approximately $7.7 million. As a result, the Company's obligation to pay rent under this lease agreement was eliminated.


6. COMMERCIAL REAL ESTATE INVESTMENTS

     As of December 31, 2001, the Company owned and operated 77 office properties (inclusive of eleven office properties owned through joint ventures) comprising approximately 13.8 million square feet, 103 industrial properties comprising approximately 6.8 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area.

     The Company also owns approximately 254 acres of land in 12 separate parcels of which the Company can develop approximately two million square feet of office space and approximately 450,000 square feet of industrial space. The Company is also obligated to purchase, during the first quarter of 2002, 52.7 acres of land located in Valhalla, NY on which the Company can develop approximately 875,000 square feet of office space. In addition, the Company owns a 32 acre land parcel in Rye Brook, NY which is under contract for sale for approximately $22.3 million. The closing is scheduled to occur during 2002.

     The Company also owns a 357,000 square foot office building in Orlando, Florida and has invested approximately $17.0 million in a note receivable secured by a partnership interest in Omni Partner's, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, NY and $36.5 million under three notes which bear interest at rates ranging from 10.5% to 12% per annum and are secured by a minority partner's preferred unit interest in the Operating Partnership and certain real property.

     On December 21, 2001, the Company formed a joint venture with the New York State Teachers' Retirement System ("NYSTRS") whereby NYSTRS acquired a 49% indirect interest in the property located at 919 Third Avenue, New York, NY for $220.5 million which included $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of cash which was then distributed to the Company. As a result, the Company realized a gain of approximately $18.9 million. Subsequent to December 31, 2001, net proceeds from this sale were used primarily to repay borrowings under the Credit Facility and for working capital purposes.

     During the year ended December 31, 2001, the Company sold five office properties aggregating approximately 678,000 square feet for $82.1 million, a 26,000 square foot industrial property for $2.8 million and its remaining preferred interest in Keystone Property Trust for $35.7 million. As a result of these sales the Company realized a net gain of approximately $1.3 million. Net proceeds from these sales were used primarily to repay borrowings under the Credit Facility and to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to Section 1031 of the Internal Revenue Code of 1986. The Company has identified approximately
52.7 acres of land located in Valhalla, NY for the purposes of this exchange (see Note 13).

     Subsequent to December 31, 2001, the Company entered into a contract to sell two Class A office properties, located in Westchester County, NY, aggregating approximately 157,000 square feet for approximately $18.5 million. The closing is scheduled to occur during the second quarter of 2002.

                    RECKSON ASSOCIATES REALTY CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The Company currently has issued and outstanding 10,283,513 shares of Class B Exchangeable Common Stock, par value $.01 per share (the "Class B common stock"). The shares of Class B common stock currently receive an annual dividend of $2.5968 per share, which is subject to adjustment annually based on a formula which measures increases or decreases in the Company's Funds From Operations, as defined, over a base year. The shares of Class B common stock are exchangeable at any time, at the option of the holder, into an equal number of shares of Class A common stock, par value $.01 per share, of the Company subject to customary antidilution adjustments. The Company, at its option, may redeem any or all of the Class B common stock in exchange for an equal number of shares of the Company's Class A common stock at any time following November 23, 2003.

     The Board of Directors of the Company has authorized the purchase of up to an additional five million shares of the Company's Class B common stock and/or its Class A common stock. Transactions conducted on the New York Stock Exchange will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. Previously, the Company had purchased and retired 1,410,804 shares of Class B common stock at an average price of $21.48 per Class B share and 61,704 shares of Class A common stock at an average price of $23.03 per Class A share for an aggregate purchase price of approximately $31.7 million.

     The Company currently has issued and outstanding 9,192,000 shares of 7.625% Series A Convertible Cumulative Preferred Stock (the "Series A preferred stock"). The Series A preferred stock is redeemable by the Company on or after April 13, 2003 at a price of approximately $25.95 per share with such price decreasing, at annual intervals, to $25.00 per share over a five year period. In addition, the Series A preferred stock, at the option of the holder, is convertible anytime into the Company's Class A common stock at a price of $28.51 per share.

     The Company currently has issued and outstanding two million shares of Series B Convertible Cumulative Preferred Stock (the "Series B preferred stock"). The Series B preferred stock is redeemable by the Company as follows:
(i) on or after March 2, 2002 to and including June 2, 2003, at an amount which provides an annual rate of return in respect to such share of 15%, (ii) on or after June 3, 2003 to and including June 2, 2004, $25.50 per share and (iii) on or after June 3, 2004 and thereafter, $25.00 per share. In addition, the Series B preferred stock, at the option of the holder, is convertible at anytime into the Company's Class A common stock at a price of $26.05 per share. The Series B preferred stock currently accumulates dividends at a rate of 8.85% per annum.

     During the year ended December 31, 2001, approximately 11,553 preferred units of the Operating Partnership, with a liquidation preference value of approximately $11.6 million, were exchanged for 456,351 OP Units at an average price of $25.32 per OP Unit. In addition, 660,370 OP Units were exchanged for an equal number of shares of the Company's Class A common stock.

     In October 2000, the Company instituted a Shareholder Rights Plan (the "Rights Plan") designed to protect shareholders from various abusive takeover tactics, including attempts to acquire control of the Company at an inadequate price. Under the Rights Plan, each shareholder receives one Right to acquire one one-thousandth of a share of a series of junior participating preferred stock at an initial purchase price of $84.44 for each share of the Company's outstanding Class A common stock owned. The Rights will be exercisable only if a person or group acquires, or announces an intention to acquire, 15% or more of the Company's Class A common stock, or announces a tender offer which would result in beneficial ownership by a person or group of 15% or more of the Class A common stock. If any person acquires 15% or more of the outstanding shares of Class A common stock or if the Company is acquired in a

                        RECKSON ASSOCIATES REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


7. STOCKHOLDERS' EQUITY - (CONTINUED)

merger after such an acquisition, all Rights holders except the acquiring person will be entitled to purchase the Company's Class A common stock at a discounted price. The Rights will expire at the close of business on October 13, 2010, unless earlier redeemed by the Company.

     During July 1998, the Company formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Class A office properties in New York City. Metropolitan is controlled by the Company. A minority partner owned an $85 million preferred equity investment in Metropolitan which accrued distributions at a rate of 7.5% per annum for a two-year period (May 24, 1999 through May 30, 2001). On May 31, 2001, the minority partner, at its election, converted its preferred equity investment into 3,453,881 shares of the Company's Class A common stock based on a conversion price of $24.61 per share. As a result of the minority partner's conversion of their preferred equity investment, the Company owns 100% of Metropolitan.

     The Company has made loans to certain executive officers to purchase 1,372,393 shares of its Class A common stock at market prices ranging from $18.44 per share to $27.13 per share. The loans bear interest at the mid-term Applicable Federal Rate and are secured by the shares purchased. Such loans including accrued interest will be ratably forgiven each year on the annual anniversary of the grant date based upon amortization periods ranging from four to ten years and in certain instances based on meeting certain performance criteria. Loans which are secured by 310,834 shares of Class A common stock are due with a balloon payment on the fifth anniversary of the grant date occurring in 2002. The loan balances aggregated approximately $24.3 million and $18.7 million at December 31, 2001 and 2000, respectively and have been included as a reduction of additional paid in capital on the accompanying consolidated statements of stockholders' equity.

                        RECKSON ASSOCIATES REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. STOCKHOLDERS' EQUITY - (CONTINUED)

     The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted earnings per weighted average common share and the computation of basic and diluted net income (loss) per weighted average share for the Company's Class A common stock as required by Statement 128 for the years ended December 31 (in thousands except for earnings per share data):





                                                                    2001           2000           1999
                                                                    ----           ----           ----
Numerator:
Income (loss) before dividends to preferred
 shareholders, extraordinary loss and income
 allocated to Class B shareholders .........................     $ (33,406)     $ 112,797      $  85,192
Dividends to preferred shareholders ........................       (21,866)       (25,371)       (24,360)
Extraordinary loss (net of share applicable to limited
 partners and Class B common shareholders) .................        (1,971)        (1,032)          (389)
(Income) loss allocated to Class B common
 shareholders ..............................................        13,000        (23,405)       (12,914)
                                                                 ---------      ---------      ---------
Numerator for basic and diluted net income (loss) per
 share .....................................................     $ (44,243)     $  62,989      $  47,529
                                                                 =========      =========      =========
Denominator:
Denominator for basic net income (loss) per share-
 weighted average Class A common shares ....................        48,121         43,070         40,270
Effect of dilutive securities:
Common stock equivalents ...................................            --            475            406
                                                                 ---------      ---------      ---------
Denominator for diluted net income (loss) per Class A
 common share-adjusted weighted average shares and
 assumed conversions .......................................        48,121         43,545         40,676
                                                                 =========      =========      =========
Basic net income (loss) per Class A common share:
 Basic net income (loss) before extraordinary loss .........     $    (.88)     $    1.49      $    1.19
 Extraordinary loss ........................................          (.04)          (.03)          (.01)
                                                                 ---------      ---------      ---------
 Basic net income (loss) per Class A common share .              $    (.92)     $    1.46      $    1.18
                                                                 =========      =========      =========
Diluted net income (loss) per Class A common share:
 Diluted net income (loss) before extraordinary loss .           $    (.88)     $    1.47      $    1.18
 Extraordinary loss ........................................          (.04)          (.02)          (.01)
                                                                 ---------      ---------      ---------
 Diluted net income (loss) per Class A common share              $    (.92)     $    1.45      $    1.17
                                                                 =========      =========      =========


                        RECKSON ASSOCIATES REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


7. STOCKHOLDERS' EQUITY - (CONTINUED)

     The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted earnings per weighted average common share and the computation of basic and diluted net income (loss) per weighted average share for the Company's Class B common stock as required by Statement 128 for the years ended December 31 (in thousands except for earnings per share data):





                                                                         2001           2000          1999
                                                                         ----           ----          ----
Numerator:
 Income (loss) before dividends to preferred shareholders,
   extraordinary loss and income allocated to Class A common
   shareholders .................................................     $ (33,406)     $ 112,797     $  85,192
 Dividends to preferred shareholders ............................       (21,866)       (25,371)      (24,360)
 Extraordinary loss (net of share applicable to limited partners
   and Class A common shareholders) .............................          (624)          (364)         (166)
 (Income) loss allocated to Class A common shareholders .........        42,272        (64,021)      (47,918)
                                                                      ---------      ---------     ---------
Numerator for basic net income (loss) per share .................       (13,624)        23,041        12,748
Add back:
 Net income allocated to Class A common shareholders ............            --         62,989        47,529
 Limited partners' minority interest in the operating
   partnership ..................................................            --         11,669         9,407
                                                                      ---------      ---------     ---------
 Numerator for diluted net income (loss) per share ..............     $ (13,624)     $  97,699     $  69,684
                                                                      =========      =========     =========
Denominator:
 Denominator for basic net income (loss) per share-weighted
   average Class B common shares ................................        10,284         10,284         6,744
 Effect of dilutive securities:
 Weighted average Class A common shares outstanding .............            --         43,070        40,270
 Weighted average OP Units outstanding ..........................            --          7,696         7,705
 Common stock equivalents .......................................            --            475           406
                                                                      ---------      ---------     ---------
Denominator for diluted net income (loss) per Class B common share-adjusted weighted average shares and assumed
 conversions ....................................................        10,284         61,525        55,125
                                                                      =========      =========     =========
Basic net income (loss) per Class B common share:
 Basic net income (loss) before extraordinary loss ..............     $   (1.26)     $    2.28     $    1.91
 Extraordinary loss .............................................          (.06)          (.04)         (.02)
                                                                      ---------      ---------     ---------
 Basic net income (loss) per Class B common share ...............     $   (1.32)     $    2.24     $    1.89
                                                                      =========      =========     =========
Diluted net income (loss) per Class B common share:
 Diluted net income (loss) before extraordinary loss ............     $   (1.26)     $    1.62     $    1.27
 Extraordinary loss .............................................          (.06)          (.03)         (.01)
                                                                      ---------      ---------     ---------
 Diluted net income (loss) per Class B common share .............     $   (1.32)     $    1.59     $    1.26
                                                                      =========      =========     =========


     The Company's computation for purposes of calculating the diluted weighted average Class B common shares outstanding is based on the assumption that the Class B common stock is converted to the Company's Class A common stock.

                        RECKSON ASSOCIATES REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


7. STOCKHOLDERS' EQUITY - (CONTINUED)

Employee Stock Option Plans and Related Disclosures


     The Company has established the 1995, 1996, 1997 and 1998 Employee Stock Option Plans (the "Plans") for the purpose of attracting and retaining executive officers, directors and other key employees. As of December 31, 2001, 1,500,000, 400,000, 3,000,000 and 3,000,000 of the Company's authorized Class A common shares have been reserved for issuance under the 1995, 1996, 1997 and 1998 Plans, respectively.


     The following table sets forth the options granted under the Plans and their corresponding exercise price range per share:





                                                             EXERCISE PRICE RANGE
                                                           ------------------------
                                              OPTIONS
                                             GRANTED(1)     FROM (1)       TO (1)
                                            ------------   ----------   -----------
1995 Employee Stock Option Plan .........    1,545,038      $ 12.04       $ 25.56
1996 Employee Stock Option Plan .........      262,100      $ 19.63       $ 26.13
1997 Employee Stock Option Plan .........    2,485,965      $ 22.67       $ 27.04
1998 Employee Stock Option Plan .........    2,280,501      $ 17.75       $ 25.67
                                             ---------
   Total ................................    6,573,604
                                             =========

----------------
(1) Exercise prices have been split adjusted, where applicable.

     Options granted to employees generally vest in three equal installments on the first, second and third anniversaries of the date of the grant.

     The independent directors of the Company have been granted options to purchase 178,500 shares of Class A common stock pursuant to the 1995 Employee Stock Option Plan at exercise prices ranging from $12.04 to $25.56 per share and options to purchase 3,000 shares of Class A common stock pursuant to the 1997 Employee Stock Option Plan at an exercise price of $25.23 per share. The options granted to the independent directors were exercisable on the date of the grant.

     During 2001 and 2000, employees exercised 182,596 and 280,087 options, respectively resulting in proceeds to the Company of approximately $2.8 million and $4.2 million, respectively.

     Pro  forma  information  regarding  net  income  and  earnings per share is required  by  Statement  123,  and  has  been  determined  as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rate of 5%; dividend yields of 7.52%, 7.31% and 8.23%; volatility factors of the expected market price of the Company's Class A common stock of ..202 and a weighted-average expected life of the option of five years.

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

                        RECKSON ASSOCIATES REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


7. STOCKHOLDERS' EQUITY - (CONTINUED)

     The following table sets forth the Company's pro forma information for its Class A common stockholders for the years ended December 31:





                                                                                 2001             2000            1999
                                                                                 ----             ----            ----
Pro forma net income (loss) (in thousands) ..............................     $  (44,719)      $  62,671       $  46,744
                                                                              ==========       =========       =========
Basic pro forma net income (loss) per weighted average share ............     $     (.93)      $    1.46       $    1.16
                                                                              ==========       =========       =========
Diluted pro forma net income (loss) per weighted average share ..........     $     (.93)      $    1.44       $    1.15
                                                                              ==========       =========       =========

     The following table summarizes the Company's stock option activity and related information:




                                                                       WEIGHTED-AVERAGE
                                                         OPTIONS        EXERCISE PRICE
                                                         -------      -----------------
         Outstanding -- January 1, 1999 ...........     4,733,644         $  22.22
         Granted ..................................       619,217         $  20.82
         Exercised ................................       (88,308)        $  13.99
         Forfeited ................................       (90,632)        $  23.44
                                                        ---------
         Outstanding -- December 31, 1999 .........     5,173,921         $  22.17
         Granted ..................................       737,750         $  22.86
         Exercised ................................      (280,087)        $  13.00
         Forfeited ................................      (145,000)        $  22.50
                                                        ---------
         Outstanding -- December 31, 2000 .........     5,486,584         $  22.70
         Granted ..................................       177,500         $  22.61
         Exercised ................................      (182,596)        $  15.41
         Forfeited ................................      (118,133)        $  22.84
                                                        ---------
         Outstanding -- December 31, 2001 .........     5,363,355         $  23.16
                                                        =========


     The weighted average fair value of options granted for the years ended December 31, 2001, 2000 and 1999 was $1.94, $2.15 and $2.10, respectively. In addition, there were 4,674,716 options at a weighted average per share exercise price of $22.80, 4,498,828 options at a weighted average per share exercise price of $22.70 and 5,137,588 options at a weighted average per share exercise price of $22.17 exercisable at December 31, 2001, 2000 and 1999, respectively.

     Exercise prices for options outstanding as of December 31, 2001 ranged from $12.04 per share to $27.04 per share. The weighted-average remaining contractual life of those options is approximately 6.67 years.

8. RELATED PARTY TRANSACTIONS

     The Company, through its subsidiaries and affiliates, provides management, leasing and construction related services to its properties. Certain executive officers of the Company have continuing ownership interests in the unconsolidated service companies.

     In connection with the IPO, the Company was granted a ten year option period to acquire ten properties which are either owned by the Reckson Group, the predecessor to the Company, or in which the Reckson Group owns a non-controlling minority interest. As of December 31, 2001 one of these properties was sold by the Reckson Group to a third party and four of these properties were acquired by the Company for an aggregate purchase price of approximately $35 million, which included the issuance of approximately 475,000 OP Units valued at approximately $8.8 million.

     During July 1999, the Company sold its interest in a 852,000 square foot development property to RCG in exchange for a $12.3 million note. The note accrued interest annually at the rate of 12%, had a five-year maturity and was prepayable in whole or in part. During October 1999, RCG made a payment

                        RECKSON ASSOCIATES REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8. RELATED PARTY TRANSACTIONS - (CONTINUED)

to the Company, in the form of 97 shares of its non-voting preferred stock, valued at approximately $4.0 million, towards accrued interest and principal due under the note. During August 2001, RCG made a cash payment to the Company for the remaining balance due under the note plus accrued interest.

     During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc., ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies outside the Company's core office and industrial focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of
FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of December 31, 2001, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of December 31, 2001, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $ 19.6 million.

     At June 30, 2001, the Company assessed the recoverability of the FrontLine Loans and reserved approximately $3.5 million of the interest accrued during the three-month period then ended. In addition, the Company formed a committee of its Board of Directors, comprised solely of independent directors, to consider any actions to be taken by the Company in connection with the FrontLine Loans and its investments in joint ventures with RSVP. During the third quarter of 2001, the Company noted a significant deterioration in FrontLine's operations and financial condition and, based on its assessment of value and recoverability and considering the findings and recommendations of the committee and its financial advisor, the Company recorded a $163 million valuation reserve charge, inclusive of anticipated costs, in its consolidated statements of operations relating to its investments in the FrontLine Loans and joint ventures with RSVP. The Company has discontinued the accrual of interest income with respect to the FrontLine Loans. The Company has also reserved against its share of GAAP equity in earnings from the RSVP controlled joint ventures funded through the RSVP Commitment until such income is realized through cash distributions.

     At December 31, 2001, the Company, pursuant to Section 166 of the Internal Revenue Code of 1986, charged off $70 million of the aforementioned reserve directly related to the FrontLine Facility, including accrued interest. Subsequent to December 31, 2001, the Company charged off an additional $38 million of the reserve directly related to the FrontLine Facility, including accrued interest and $47 million of the reserve directly related to the RSVP Facility, including accrued interest.

     FrontLine is in default under the FrontLine Loans from the Operating Partnership and has reported that it is currently in discussions with its creditors, including the Company, and that it may be required to seek protection from creditors under federal bankruptcy laws.

     As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments, is approximately $65.0 million. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet.

                        RECKSON ASSOCIATES REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8. RELATED PARTY TRANSACTIONS - (CONTINUED)

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

     In November 1999, the Company received 176,186 shares of the common stock of FrontLine as fees in connection with the FrontLine Loans. As a result of certain tax rule provisions included in the REIT Modernization Act, it was determined that the Company could no longer maintain any equity position in FrontLine. As part of a compensation program, the Company distributed these shares to certain non-executive employees subject to recourse loans. The loans were scheduled to be forgiven over time based on continued employment with the Company. Based on the current value of FrontLine's common stock the Company has established a valuation reserve charge relating to the outstanding balance of these loans in the amount of $2.4 million.

     The Operating Partnership and FrontLine entered into an intercompany agreement (the "Reckson Intercompany Agreement") to formalize their relationship at the time of the spin-off of FrontLine and to limit conflicts of interest. Under the Reckson Intercompany Agreement, among other provisions, (i) FrontLine granted the Operating Partnership a right of first opportunity to make any REIT-qualified investment that becomes available to FrontLine and (ii) the Operating Partnership granted FrontLine a right to (a) provide the Operating Partnership and its tenants with commercial services for occupants of office, industrial and other property types and (b) become the lessee of any real property acquired by the Operating Partnership if the Operating Partnership determines that, consistent with the Company's status as a REIT, it is required to enter into a "master" lease agreement.

                    RECKSON ASSOCIATES REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


9. FAIR VALUE OF FINANCIAL INSTRUMENTS

     In accordance with FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments", management has made the following disclosures of estimated fair value at December 31, 2001 as required by FASB Statement No. 107.

     Cash equivalents and variable rate debt are carried at amounts which reasonably approximate their fair values.

     The fair value of the Company's long-term debt, mortgage notes, accounts payable and accrued expenses and accounts and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long-term debt, mortgage notes, accounts payable and accrued expenses and accounts and notes receivable of similar risk and duration. At December 31, 2001, the estimated aggregate fair value of the Company's mortgage notes and notes receivable exceeded their carrying value by approximately $1.2 million and the aggregate fair value of the Company's long term debt exceeded its carrying value by approximately $20.0 million.

     Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.


10. RENTAL INCOME

     The Company's office and industrial properties are being leased to tenants under operating leases. The minimum rental amount due under certain leases are generally either subject to scheduled fixed increases or indexed escalations. In addition, the leases generally also require that the tenants reimburse the Company for increases in certain operating costs and real estate taxes above base year costs.

     Expected future minimum rents to be received over the next five years and thereafter from leases in effect at December 31, 2001 are as follows (in thousands):



                   2002 ......................    $   403,421
                   2003 ......................        379,005
                   2004 ......................        350,930
                   2005 ......................        307,900
                   2006 ......................        258,663
                   Thereafter ................      1,315,340
                                                  -----------
                                                  $ 3,015,259
                                                  ===========


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

                        RECKSON ASSOCIATES REALTY CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


11. SEGMENT DISCLOSURE - (CONTINUED)

     The following tables set forth the components of the Company's revenues and expenses and other related disclosures, as required by FASB Statement 131 "Disclosures about segments of an enterprise and related information", for the years ended December 31 (in thousands):




                                                                                 2001
                                                       --------------------------------------------------------
                                                        CORE PORTFOLIO         OTHER        CONSOLIDATED TOTALS
                                                       ----------------   --------------   --------------------
REVENUES:
Base rents, tenant escalations and reimbursements .       $   488,515       $    9,256          $   497,771
Equity in earnings of real estate joint ventures and
 service companies .................................               --            2,087                2,087
Other income .......................................           28,772           11,838               40,610
                                                          -----------       ----------          -----------
Total Revenues .....................................          517,287           23,181              540,468
                                                          -----------       ----------          -----------
EXPENSES:
Property expenses ..................................          165,730            2,934              168,664
Marketing, general and administrative ..............           20,660           10,087               30,747
Interest ...........................................           51,378           41,694               93,072
Depreciation and amortization ......................           95,303            7,628              102,931
                                                          -----------       ----------          -----------
Total Expenses .....................................          333,071           62,343              395,414
                                                          -----------       ----------          -----------
Income (loss) before minority interests, preferred
 dividends and distributions, valuation reserves
 and extraordinary loss ............................      $   184,216       $  (39,162)         $   145,054
                                                          ===========       ==========          ===========
Total assets .......................................      $ 2,763,771       $  230,447          $ 2,994,218
                                                          ===========       ==========          ===========


                                                                              2000
                                                     -------------------------------------------------------
                                                      CORE PORTFOLIO        OTHER        CONSOLIDATED TOTALS
                                                     ----------------   -------------   --------------------
REVENUES:
Base rents, tenant escalations and
 reimbursements ..................................      $   442,326       $   9,751          $   452,077
Equity in earnings of real estate joint ventures
 and service companies ...........................               --           4,383                4,383
Other income .....................................            1,212          52,266               53,478
                                                        -----------       ---------          -----------
Total Revenues ...................................          443,538          66,400              509,938
                                                        -----------       ---------          -----------
EXPENSES:
Property expenses ................................          154,930           2,526              157,456
Marketing, general and administrative ............           20,606           6,765               27,371
Interest .........................................           40,465          55,872               96,337
Depreciation and amortization ....................           84,401           8,146               92,547
                                                        -----------       ---------          -----------
Total Expenses ...................................          300,402          73,309              373,711
                                                        -----------       ---------          -----------
Income (loss) before minority interests, preferred
 dividends and distributions and extraordinary
 loss ............................................      $   143,136       $  (6,909)         $   136,227
                                                        ===========       =========          ===========
Total assets .....................................      $ 2,604,494       $ 393,536          $ 2,998,030
                                                        ===========       =========          ===========

                        RECKSON ASSOCIATES REALTY CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


11. SEGMENT DISCLOSURE - (CONTINUED)


                                                                                 1999
                                                       --------------------------------------------------------
                                                        CORE PORTFOLIO         OTHER        CONSOLIDATED TOTALS
                                                       ----------------   --------------   --------------------
REVENUES:
Base rents, tenant escalations and reimbursements .       $   340,293       $   28,842          $   369,135
Equity in earnings of real estate joint ventures and
 service companies .................................               --            2,148                2,148
Other income .......................................              448           31,422               31,870
                                                          -----------       ----------          -----------
Total Revenues .....................................          340,741           62,412              403,153
                                                          -----------       ----------          -----------
EXPENSES:
Property expenses ..................................          119,270            6,724              125,994
Marketing, general and administrative ..............           16,981            7,312               24,293
Interest ...........................................           25,167           49,153               74,320
Depreciation and amortization ......................           64,097           10,407               74,504
                                                          -----------       ----------          -----------
Total Expenses .....................................          225,515           73,596              299,111
                                                          -----------       ----------          -----------
Income (loss) before minority interests, preferred
 dividends and distributions and extraordinary
 loss ..............................................      $   115,226       $  (11,184)         $   104,042
                                                          ===========       ==========          ===========
Total assets .......................................      $ 2,317,195       $  416,683          $ 2,733,878
                                                          ===========       ==========          ===========

12. NON-CASH INVESTING AND FINANCING ACTIVITIES

     Additional supplemental disclosures of non-cash investing and financing activities are as follows:

     On May 31, 2001, Metropolitan's minority partner, at its election, converted its preferred equity investment into 3,453,881 shares of the Company's Class A common stock based on a conversion price of $24.61 per share.

     On December 21, 2001, in connection with the sale of a 49% indirect interest in the property located at 919 Third Avenue, New York, NY, the Company's share of secured mortgage debt was reduced by approximately $122.1 million.

     During the year ended December 31, 2001, approximately 11,553 preferred units of the Operating Partnership, with a liquidation preference value of approximately $11.6 million, were exchanged for 456,351 OP Units at an average price of $25.32 per OP Unit. In addition, 660,370 OP Units were exchanged for an equal number of shares of the Company's Class A common stock.

     On June 20, 2000, the Company issued 4,181,818 shares of Class A common stock in exchange for four million shares of Series B preferred stock with a liquidation preference value of $100 million.


13. COMMITMENTS AND CONTINGENCIES


     The   Company   has  entered  into  amended  and  restated  employment  and noncompetition agreements with its chairman and six executive officers. The agreements are for five years and expire on August 15, 2005.

     The  Company  is  obligated  to  purchase, for approximately $23.8 million,
52.7 acres of land located in Valhalla, NY on which the Company can develop approximately 875,000 square feet of office space. This acquisition will be financed in part from the sale proceeds of an office property currently being held by a qualified intermediary for the purposes of an exchange of real property pursuant to Section 1031 of the Internal Revenue Code of 1986 and is scheduled to close in the first quarter of 2002.

     The Company had outstanding undrawn letters of credit against its Credit Facility of approximately $37.4 million and $51.3 million at December 31, 2001 and 2000, respectively.

                        RECKSON ASSOCIATES REALTY CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


13. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

     During 2001, based on the Company's value assessment of its investment in Captivate Network, Inc., an unrelated technology based service company, the Company recorded a valuation reserve charge of approximately $700,000 in its consolidated statements of operations.

     HQ Global Workplaces, Inc., ("HQ") one of the largest providers of flexible officing solutions in the world and which is controlled by FrontLine currently operates eleven executive office centers in the Company's properties, three of which are held through joint ventures. The leases under which these office centers operate expire between 2008 and 2011, encompass approximately 225,000 square feet and have current contractual annual base rents of approximately $6.7 million. Currently, three of these office centers (including one joint venture location) aggregating 55,000 square feet with current contractual annual base rents of $1.4 million are in default under their lease terms. In addition, HQ has been experiencing financial difficulties and on March 13, 2002, voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. There can be no assurances as to whether HQ will affirm or reject its existing leases with the Company. At this time it cannot be determined what impact their financial difficulties and bankruptcy filing will have on their ability to meet their future lease obligations with the Company.

     The  Company  sponsors  a  defined  contribution  savings  plan pursuant to section 401(k) of the Internal Revenue Code. Under such plan, there are no prior service costs. Employees are generally eligible to participate in the plan after six months of service. Employer contributions are based on a discretionary amount determined by the Company's management. As of December 31, 2001, the Company has not made any contributions to the plan.


14. INCOME TAXES

     The following table sets forth the Company's reconciliation of GAAP net income to taxable income for the years ended December 31 (in thousands and unaudited):





                                                             2001(ESTIMATED)        2000          1999
                                                            -----------------   -----------   ------------
GAAP net income (loss) ..................................       $ (36,001)       $ 111,401     $  84,637
Minority interests and distributions to preferred
 unit holders ...........................................          12,359           23,430        18,850
Extraordinary loss on extinguishment of debts
 (net of limited partners' minority interest). ..........           2,595            1,396           555
Add: GAAP depreciation and amortization .................         102,931           92,547        74,504
Less: Tax depreciation and amortization .................         (74,127)         (57,293)      (52,146)
GAAP/tax difference on gains/losses from capital
 transactions ...........................................         (10,097)          (8,255)       17,404
Straight-line rental income adjustment ..................         (41,595)         (38,785)      (10,699)
GAAP/tax difference on reserve charge-off ...............          93,000               --            --
Other GAAP/tax differences, net .........................          10,189            6,445        (3,426)
                                                                ---------        ---------     ---------
Taxable income before minority interests ................          59,254          130,886       129,679
Minority interests ......................................         (20,246)         (31,083)      (34,898)
                                                                ---------        ---------     ---------
Taxable income to REIT ..................................       $  39,008        $  99,803     $  94,781
                                                                =========        =========     =========

                        RECKSON ASSOCIATES REALTY CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


14. INCOME TAXES - (CONTINUED)

     The following table sets forth the Company's reconciliation of cash distributions to the dividends paid deduction for the years ended December 31 (in thousands):





                                                        2001 (ESTIMATED)        2000         1999
                                                       ------------------   -----------   ----------
Total cash distributions ...........................       $ 124,942         $114,074      $ 90,428
Less: Cash distributions on restricted shares ......          (1,560)          (1,059)         (482)
Return of capital ..................................         (74,691)              --            --
                                                           ---------         --------      --------
Cash dividends paid ................................          48,691          113,015        89,946
Less: dividends designated to prior year ...........              --           (8,688)       (3,399)
Add: dividends designated from following year ......              --               --         8,688
                                                           ---------         --------      --------
Dividends paid deduction ...........................       $  48,691         $104,327      $ 95,235
                                                           =========         ========      ========

     The following table sets forth the characterization of the Company's taxable distributions per share on its Class A common and Class B common stock for the years ended December 31:





                                                2001 (ESTIMATED)                 2000                       1999
CLASS A COMMON STOCK                        ------------------------   ------------------------   ------------------------
Ordinary income .........................    $   .349         21.5%     $  1.364         90.0%     $  1.236         92.7%
Return of capital .......................       1.192         73.5%        0.000          0.0%        0.000          0.0%
Long-term rate capital gains ............        .019          1.2%        0.086          5.7%        0.097          7.3%
Unrecaptured Section 1250 gain ..........        .061          3.8%        0.065          4.3%        0.000          0.0%
                                             --------        -----      --------        -----      --------        -----
Totals ..................................    $  1.621        100.0%     $  1.515        100.0%     $  1.333        100.0%
                                             ========        =====      ========        =====      ========        =====


                                                2001 (ESTIMATED)                 2000                       1999
CLASS B COMMON STOCK                        ------------------------   ------------------------   ------------------------
Ordinary income .........................    $   .537         21.5%     $  2.090         90.0%     $  0.912         92.7%
Return of capital .......................       1.838         73.5%        0.000          0.0%        0.000          0.0%
Long-term rate capital gains ............        .029          1.2%        0.131          5.7%        0.071          7.3%
Unrecaptured Section 1250 gain ..........        .094          3.8%        0.099          4.3%        0.000          0.0%
                                             --------        -----      --------        -----      --------        -----
Totals ..................................    $  2.498        100.0%     $  2.320        100.0%     $  0.983        100.0%
                                             ========        =====      ========        =====      ========        =====

                        RECKSON ASSOCIATES REALTY CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


15. QUARTERLY FINANCIAL DATA (UNAUDITED)


     The following summary represents the Company's results of operations for each fiscal quarter during 2001 and 2000 (in thousands, except share amounts):




                                                                               2001
                                                 ----------------------------------------------------------------
                                                  FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                                 --------------- ---------------- --------------- ---------------
Total revenues                                     $   130,886     $   132,387      $   133,027     $   144,168
                                                   ===========     ===========      ===========     ===========
Income before preferred dividends and
 distributions, minority interests, valuation
 reserves and extraordinary loss ...............   $    35,243     $    32,368      $    31,079     $    46,364
Preferred dividends and distributions ..........        (6,085)         (5,928)          (5,996)         (5,968)
Minority interests .............................        (8,470)         (6,681)          11,592          (6,689)
Valuation reserves on investments in affiliate
 loans and joint ventures and other
 investments ...................................            --              --         (163,000)         (3,101)
Extraordinary loss .............................            --              --           (2,595)             --
                                                   -----------     -----------      -----------     -----------
Net income (loss) allocable to common
 shareholders ..................................   $    20,688     $    19,759      $  (128,920)    $    30,606
                                                   ===========     ===========      ===========     ===========
Net income (loss) allocable to: ................
 Class A common shareholders ...................   $    15,308     $    15,109      $   (97,944)    $    23,284
 Class B common shareholders ...................         5,380           4,650          (30,976)          7,322
                                                   -----------     -----------      -----------     -----------
Total ..........................................   $    20,688     $    19,759      $  (128,920)    $    30,606
                                                   ===========     ===========      ===========     ===========
Basic net income (loss) per weighted average
 common share:
 Class A common ................................   $       .34     $       .32      $     (1.93)    $       .47
 Extraordinary loss per Class A common .........            --              --             (.04)             --
                                                   -----------     -----------      -----------     -----------
 Basic net income (loss) per weighted average
   Class A commonshare .........................   $       .34     $       .32      $     (1.97)    $       .47
                                                   ===========     ===========      ===========     ===========
 Class B common ................................   $       .52     $       .45      $     (2.95)    $       .71
 Extraordinary loss per Class B common .........            --              --             (.06)             --
                                                   -----------     -----------      -----------     -----------
 Basic net income (loss) per weighted average
   Class B common ..............................   $       .52     $       .45      $     (3.01)    $       .71
                                                   ===========     ===========      ===========     ===========
Basic weighted average common shares
 outstanding:
 Class A common ................................    45,483,544      47,221,917       49,715,423      49,994,025
 Class B common ................................    10,283,513      10,283,513       10,283,513      10,283,513
Diluted net income (loss) per weighted average
 common share:
 Class A common ................................   $       .33     $       .32      $     (1.97)    $       .46
 Class B common ................................   $       .37     $       .34      $     (3.01)    $       .50
Diluted weighted average common shares
 outstanding:
 Class A common ................................    45,949,816      47,600,390       49,715,423      51,005,494
 Class B common ................................    10,283,513      10,283,513       10,283,513      10,283,513

                        RECKSON ASSOCIATES REALTY CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

15. QUARTERLY FINANCIAL DATA (UNAUDITED) - (CONTINUED)


                                                                                   2000
                                                  ----------------------------------------------------------------------
                                                   FIRST QUARTER     SECOND QUARTER     THIRD QUARTER     FOURTH QUARTER
                                                  ---------------   ----------------   ---------------   ---------------
Total revenues ................................     $   117,659       $   125,455        $   140,302       $   126,522
                                                    ===========       ===========        ===========       ===========
Income before preferred dividends and
 distributions, minority interests and
 extraordinary loss ...........................     $    28,080       $    35,836        $    43,383       $    28,928
Preferred dividends and distributions .........          (7,985)           (7,857)            (6,085)           (6,085)
Minority interests ............................          (4,253)           (5,008)            (5,924)           (5,604)
Extraordinary loss ............................              --                --             (1,396)               --
                                                    -----------       -----------        -----------       -----------
Net income allocable to common
 shareholders .................................     $    15,842       $    22,971        $    29,978       $    17,239
                                                    -----------       -----------        -----------       -----------
Net income allocable to:
 Class A common shareholders ..................     $    11,446       $    16,655        $    22,143       $    12,745
 Class B common shareholders ..................           4,396             6,316              7,835             4,494
                                                    -----------       -----------        -----------       -----------
Total .........................................     $    15,842       $    22,971        $    29,978       $    17,239
                                                    ===========       ===========        ===========       ===========
Basic net income per weighted average
 common share:
 Class A common ...............................     $       .28       $       .40        $       .51       $       .28
Extraordinary loss per Class A common .........              --                --               (.02)               --
                                                    -----------       -----------        -----------       -----------
Basic net income per weighted average
 Class A common ...............................     $       .28       $       .40        $       .49       $       .28
                                                    ===========       ===========        ===========       ===========
 Class B common ...............................     $       .43       $       .61        $       .80       $       .44
 Extraordinary loss per Class B common                       --                --               (.04)               --
                                                    -----------       -----------        -----------       -----------
Basic net income per weighted average
 Class B common ...............................             .43       $       .61        $       .76       $       .44
                                                    ===========       ===========        ===========       ===========
Basic weighted average common shares
 outstanding:
 Class A common ...............................      40,382,182        41,343,118         45,178,451        45,326,438
 Class B common ...............................      10,283,598        10,283,513         10,283,513        10,283,513
Diluted net income per weighted average
 common share:
 Class A common ...............................     $       .28       $       .40        $       .48       $       .28
 Class B common ...............................     $       .31       $       .44        $       .53       $       .31
Diluted weighted average common shares
 outstanding:
 Class A common ...............................      40,709,045        41,700,478         49,818,354        45,954,256
 Class B common ...............................      10,283,598        10,283,513         10,283,513        10,283,513

                        RECKSON ASSOCIATES REALTY CORP.
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2001
                                (IN THOUSANDS)



                         COLUMN A                             COLUMN B                COLUMN C
--------------------------------------------------------- ---------------- ------------------------------
                                                                                    INITIAL COST
                                                                           ------------------------------
                                                                                           BUILDINGS AND
                       DESCRIPTION                           ENCUMBRANCE        LAND        IMPROVEMENTS
--------------------------------------------------------- ---------------- -------------- ---------------
Vanderbilt Industrial Park, Hauppauge, New York
 (27 buildings in an industrial park) ...................          --         $ 1,940         $ 9,955
 85 Nicon Court, Hauppauge, New York ....................          --             797           2,818
 104 Parkway Drive So., Hauppauge, New York .............          --              54             804
 125 Ricefield Lane, Hauppauge, New York ................          --              13             852
 110 Ricefield Lane, Hauppauge, New York ................          --              33           1,043
 120 Ricefield Lane, Hauppauge, New York ................          --              16           1,051
 135 Ricefield Lane, Hauppauge, New York ................          --              24             906
 1997 Portfolio Acquisition, Hauppauge, New York
 (10 additional buildings in Vanderbilt Industrial
 Park) ..................................................          --             930 (B)      20,619
 425 Rabro Drive, Hauppauge, New York ...................          --             665           3,489
 600 Old Willets Path, Hauppauge, New York ..............          --             295           3,521
Airport International Plaza, Islip, New York
 (17 buildings in an industrial park) ...................       2,616 (C)       1,263          13,608
 120 Wilbur Place, Islip, New York ......................          --             202           1,154
 2004 Orville Drive North, Islip, New York ..............          --             633           4,226
 2005 Orville Drive North, Islip, New York ..............          --             984           5,410
County Line Industrial Center, Melville, New York
 (3 buildings in an industrial park) ....................          --             628           3,686
 30 Hub Drive, Melville, New York .......................          --             469           1,571
32 Windsor Place, Islip, New York .......................          --              32             321
42 Windsor Place, Islip, New York .......................          --              48             327
505 Walt Whitman Rd., Huntington, New York ..............          --             140              42
1170 Northern Blvd., N. Great Neck, New York ............          --              30              99
50 Charles Lindbergh Blvd., Mitchel Field, New York .....          --                (A)       12,089
200 Broadhollow Road, Melville, New York ................          --             338           3,354
48 South Service Road, Melville, New York ...............          --           1,652          10,245
395 North Service Road, Melville, New York ..............      20,117                (A)       15,551
6800 Jericho Turnpike, Syosset, New York ................      14,131             582           6,566
6900 Jericho Turnpike, Syosset, New York ................       7,458             385           4,228



                         COLUMN A                                COLUMN D                    COLUMN E                COLUMN F
--------------------------------------------------------- ---------------------- -------------------------------- --------------
                                                            COST CAPITALIZED,
                                                              SUBSEQUENT TO           GROSS AMOUNT AT WHICH
                                                               ACQUISITION          CARRIED AT CLOSE OF PERIOD
                                                          ---------------------- --------------------------------
                                                                  BUILDINGS AND           BUILDINGS AND             ACCUMULATED
                       DESCRIPTION                         LAND    IMPROVEMENTS    LAND    IMPROVEMENTS    TOTAL   DEPRECIATION
--------------------------------------------------------- ------ --------------- ------- --------------- -------- --------------
Vanderbilt Industrial Park, Hauppauge, New York
 (27 buildings in an industrial park) ...................   --        11,434      1,940       21,389      23,329      15,509
 85 Nicon Court, Hauppauge, New York ....................   --            64        797        2,882       3,679         577
 104 Parkway Drive So., Hauppauge, New York .............   --           200         54        1,004       1,058         198
 125 Ricefield Lane, Hauppauge, New York ................   --           330         13        1,182       1,195         362
 110 Ricefield Lane, Hauppauge, New York ................    1            57         34        1,100       1,134         230
 120 Ricefield Lane, Hauppauge, New York ................   --           422         16        1,473       1,489         243
 135 Ricefield Lane, Hauppauge, New York ................   --           473         24        1,379       1,403         450
 1997 Portfolio Acquisition, Hauppauge, New York
 (10 additional buildings in Vanderbilt Industrial
 Park) ..................................................   --         3,451        930       24,070      25,000       4,477
 425 Rabro Drive, Hauppauge, New York ...................   --           398        665        3,887       4,552         573
 600 Old Willets Path, Hauppauge, New York ..............   --           727        295        4,248       4,543         573
Airport International Plaza, Islip, New York
 (17 buildings in an industrial park) ...................   --        11,346      1,263       24,954      26,217      16,785
 120 Wilbur Place, Islip, New York ......................    8           232        210        1,386       1,596         169
 2004 Orville Drive North, Islip, New York ..............   --         1,431        633        5,657       6,290       1,305
 2005 Orville Drive North, Islip, New York ..............   --         1,176        984        6,586       7,570         717
County Line Industrial Center, Melville, New York
 (3 buildings in an industrial park) ....................   --         2,843        628        6,529       7,157       4,948
 30 Hub Drive, Melville, New York .......................   --           322        469        1,893       2,362         444
32 Windsor Place, Islip, New York .......................   --            46         32          367         399         367
42 Windsor Place, Islip, New York .......................   --           548         48          875         923         819
505 Walt Whitman Rd., Huntington, New York ..............   --            59        140          101         241          87
1170 Northern Blvd., N. Great Neck, New York ............   --            34         30          133         163         130
50 Charles Lindbergh Blvd., Mitchel Field, New York .....   --         5,564          0       17,653      17,653      10,768
200 Broadhollow Road, Melville, New York ................   --         3,538        338        6,892       7,230       4,405
48 South Service Road, Melville, New York ...............   --         5,382      1,652       15,627      17,279       8,605
395 North Service Road, Melville, New York ..............   --         7,474          0       23,025      23,025      12,697
6800 Jericho Turnpike, Syosset, New York ................   --        10,230        582       16,796      17,378      10,377
6900 Jericho Turnpike, Syosset, New York ................   --         3,743        385        7,971       8,356       4,622

                         COLUMN A                            COLUMN G      COLUMN H     COLUMN I
--------------------------------------------------------- -------------- ----------- --------------
                                                                                      LIFE ON WHICH
                                                              DATE OF        DATE     DEPRECIATION
                       DESCRIPTION                         CONSTRUCTION    ACQUIRED    IS COMPUTED
--------------------------------------------------------- -------------- ----------- --------------
Vanderbilt Industrial Park, Hauppauge, New York
 (27 buildings in an industrial park) ...................    1961-1979    1961-1979   10-30 Years
 85 Nicon Court, Hauppauge, New York ....................         1984         1995   10-30 Years
 104 Parkway Drive So., Hauppauge, New York .............         1985         1996   10-30 Years
 125 Ricefield Lane, Hauppauge, New York ................         1973         1996   10-30 Years
 110 Ricefield Lane, Hauppauge, New York ................         1980         1996   10-30 Years
 120 Ricefield Lane, Hauppauge, New York ................         1983         1996   10-30 Years
 135 Ricefield Lane, Hauppauge, New York ................         1981         1996   10-30 Years
 1997 Portfolio Acquisition, Hauppauge, New York
 (10 additional buildings in Vanderbilt Industrial
 Park) ..................................................    1974-1982         1997   10-30 Years
 425 Rabro Drive, Hauppauge, New York ...................         1980         1997   10-30 Years
 600 Old Willets Path, Hauppauge, New York ..............         1999         1999   10-30 Years
Airport International Plaza, Islip, New York
 (17 buildings in an industrial park) ...................    1970-1988    1970-1988   10-30 Years
 120 Wilbur Place, Islip, New York ......................         1972         1998   10-30 Years
 2004 Orville Drive North, Islip, New York ..............         1998         1996   10-30 Years
 2005 Orville Drive North, Islip, New York ..............         1999         1996   10-30 Years
County Line Industrial Center, Melville, New York
 (3 buildings in an industrial park) ....................    1975-1979    1975-1979   10-30 Years
 30 Hub Drive, Melville, New York .......................         1976         1996   10-30 Years
32 Windsor Place, Islip, New York .......................         1971         1971   10-30 Years
42 Windsor Place, Islip, New York .......................         1972         1972   10-30 Years
505 Walt Whitman Rd., Huntington, New York ..............         1950         1968   10-30 Years
1170 Northern Blvd., N. Great Neck, New York ............         1947         1962   10-30 Years
50 Charles Lindbergh Blvd., Mitchel Field, New York .....         1984         1984   10-30 Years
200 Broadhollow Road, Melville, New York ................         1981         1981   10-30 Years
48 South Service Road, Melville, New York ...............         1986         1986   10-30 Years
395 North Service Road, Melville, New York ..............         1988         1988   10-30 Years
6800 Jericho Turnpike, Syosset, New York ................         1977         1978   10-30 Years
6900 Jericho Turnpike, Syosset, New York ................         1982         1982   10-30 Years

                                                                       Continued

                        RECKSON ASSOCIATES REALTY CORP.
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                         DECEMBER 31, 2001 (CONTINUED)
                                (IN THOUSANDS)



                        COLUMN A                            COLUMN B              COLUMN C
-------------------------------------------------------- ------------- ------------------------------
                                                                                INITIAL COST
                                                                       ------------------------------
                                                                                       BUILDINGS AND
                       DESCRIPTION                        ENCUMBRANCE       LAND        IMPROVEMENTS
-------------------------------------------------------- ------------- -------------- ---------------
300 Motor Parkway, Hauppauge, New York .................         --         276             1,136
88 Duryea Road Melville, New York ......................         --         200             1,565
210 Blydenburgh Road, Islandia, New York ...............         --          11               158
208 Blydenburgh Road, Islandia, New York ...............         --          12               192
71 Hoffman Lane, Islandia, New York ....................         --          19               260
933 Motor Parkway, Hauppauge, New York .................         --         106               375
65 and 85 South Service Road, Plainview, New York .              --          40               218
333 Earl Ovington Blvd., (Omni), Mitchel Field,
 New York ..............................................     54,785          (A)           67,221
135 Fell Court, Islip, New York ........................         --         462             1,265
40 Cragwood Road, South Plainfield, New Jersey .........         --         725             7,131
110 Marcus Drive, Huntington, New York .................         --         390             1,499
333 East Shore Road, Great Neck, New York ..............         --          (A)              564
310 East Shore Road, Great Neck, New York ..............         --         485             2,009
70 Schmitt Blvd., Farmingdale, New York ................         --         727             3,408
19 Nicholas Drive, Yaphank, New York ...................         --         160             7,399
1516 Motor Parkway, Hauppauge, New York ................         --         603             6,722
35 Pinelawn Road, Melville, New York ...................         --         999             7,073
520 Broadhollow Road, Melville, New York ...............         --         457             5,572
1660 Walt Whitman Road, Melville, New York .............         --         370             5,072
70 Maxess Road, Melville, New York .....................         --         367             1,859
20 Melville Park Rd., Melville, New York ...............         --         391             2,650
105 Price Parkway, Farmingdale, New York ...............         --        2,030            6,327
48 Harbor Park Drive, Port Washington, New York ........         --        1,304            2,247
60 Charles Lindbergh, Mitchel Field, New York ..........         --           (A)          20,800
235 Main Street, White Plains, New York ................         --         933             5,375
245 Main Street, White Plains, New York ................         --        1,235            7,284
505 White Plains Road, Tarrytown, New York .............         --         210             1,332
555 White Plains Road, Tarrytown, New York .............         --         712             4,133
560 White Plains Road, Tarrytown, New York .............         --        1,521            8,756
580 White Plains Road, Tarrytown, New York .............     12,879        2,414           14,595


                        COLUMN A                                  COLUMN D                       COLUMN E
-------------------------------------------------------- -------------------------- ----------------------------------
                                                             COST CAPITALIZED,
                                                               SUBSEQUENT TO              GROSS AMOUNT AT WHICH
                                                                ACQUISITION             CARRIED AT CLOSE OF PERIOD
                                                         -------------------------- ----------------------------------
                                                                     BUILDINGS AND            BUILDINGS AND
                       DESCRIPTION                          LAND      IMPROVEMENTS    LAND     IMPROVEMENTS    TOTAL
-------------------------------------------------------- ---------- --------------- -------- --------------- ---------
300 Motor Parkway, Hauppauge, New York .................    --            1,695        276         2,831       3,107
88 Duryea Road Melville, New York ......................    --              843        200         2,408       2,608
210 Blydenburgh Road, Islandia, New York ...............    --              167         11           325         336
208 Blydenburgh Road, Islandia, New York ...............    --              188         12           380         392
71 Hoffman Lane, Islandia, New York ....................    --              172         19           432         451
933 Motor Parkway, Hauppauge, New York .................    --              396        106           771         877
65 and 85 South Service Road, Plainview, New York .         --               17         40           235         275
333 Earl Ovington Blvd., (Omni), Mitchel Field,
 New York ..............................................    --           20,517          0        87,738      87,738
135 Fell Court, Islip, New York ........................    --              273        462         1,538       2,000
40 Cragwood Road, South Plainfield, New Jersey .........    --            6,217        725        13,348      14,073
110 Marcus Drive, Huntington, New York .................    --              107        390         1,606       1,996
333 East Shore Road, Great Neck, New York ..............    --              357          0           921         921
310 East Shore Road, Great Neck, New York ..............    --            1,852        485         3,861       4,346
70 Schmitt Blvd., Farmingdale, New York ................    --               33        727         3,441       4,168
19 Nicholas Drive, Yaphank, New York ...................    --            6,136        160        13,535      13,695
1516 Motor Parkway, Hauppauge, New York ................    --              379        603         7,101       7,704
35 Pinelawn Road, Melville, New York ...................    --            2,500        999         9,573      10,572
520 Broadhollow Road, Melville, New York ...............    (1)           2,633        456         8,205       8,661
1660 Walt Whitman Road, Melville, New York .............    --              718        370         5,790       6,160
70 Maxess Road, Melville, New York .....................    95            2,957        462         4,816       5,278
20 Melville Park Rd., Melville, New York ...............    --              101        391         2,751       3,142
105 Price Parkway, Farmingdale, New York ...............    --              469      2,030         6,796       8,826
48 Harbor Park Drive, Port Washington, New York ........    --              106      1,304         2,353       3,657
60 Charles Lindbergh, Mitchel Field, New York ..........    --            4,004          0        24,804      24,804
235 Main Street, White Plains, New York ................    --            1,332        933         6,707       7,640
245 Main Street, White Plains, New York ................     1              869      1,236         8,153       9,389
505 White Plains Road, Tarrytown, New York .............    --              321        210         1,653       1,863
555 White Plains Road, Tarrytown, New York .............    51            4,590        763         8,723       9,486
560 White Plains Road, Tarrytown, New York .............    (1)           3,047      1,520        11,803      13,323
580 White Plains Road, Tarrytown, New York .............    --            3,503      2,414        18,098      20,512

                        COLUMN A                            COLUMN F       COLUMN G     COLUMN H     COLUMN I
-------------------------------------------------------- -------------- -------------- ---------- --------------
                                                                                                   LIFE ON WHICH
                                                           ACCUMULATED      DATE OF       DATE     DEPRECIATION
                       DESCRIPTION                        DEPRECIATION   CONSTRUCTION   ACQUIRED    IS COMPUTED
-------------------------------------------------------- -------------- -------------- ---------- --------------
300 Motor Parkway, Hauppauge, New York .................      1,661         1979         1979      10-30 Years
88 Duryea Road Melville, New York ......................      1,429         1980         1980      10-30 Years
210 Blydenburgh Road, Islandia, New York ...............        308         1969         1969      10-30 Years
208 Blydenburgh Road, Islandia, New York ...............        340         1969         1969      10-30 Years
71 Hoffman Lane, Islandia, New York ....................        431         1970         1970      10-30 Years
933 Motor Parkway, Hauppauge, New York .................        662         1973         1973      10-30 Years
65 and 85 South Service Road, Plainview, New York .             227         1961         1961      10-30 Years
333 Earl Ovington Blvd., (Omni), Mitchel Field,
 New York ..............................................     27,134         1990         1995      10-30 Years
135 Fell Court, Islip, New York ........................        445         1965         1992      10-30 Years
40 Cragwood Road, South Plainfield, New Jersey .........      7,934         1970         1983      10-30 Years
110 Marcus Drive, Huntington, New York .................      1,270         1980         1980      10-30 Years
333 East Shore Road, Great Neck, New York ..............        641         1976         1976      10-30 Years
310 East Shore Road, Great Neck, New York ..............      2,019         1981         1981      10-30 Years
70 Schmitt Blvd., Farmingdale, New York ................        729         1965         1995      10-30 Years
19 Nicholas Drive, Yaphank, New York ...................      2,080         1989         1995      10-30 Years
1516 Motor Parkway, Hauppauge, New York ................      1,482         1981         1995      10-30 Years
35 Pinelawn Road, Melville, New York ...................      2,386         1980         1995      10-30 Years
520 Broadhollow Road, Melville, New York ...............      2,242         1978         1995      10-30 Years
1660 Walt Whitman Road, Melville, New York .............      1,187         1980         1995      10-30 Years
70 Maxess Road, Melville, New York .....................      1,019         1967         1995      10-30 Years
20 Melville Park Rd., Melville, New York ...............        519         1965         1996      10-30 Years
105 Price Parkway, Farmingdale, New York ...............      1,400         1969         1996      10-30 Years
48 Harbor Park Drive, Port Washington, New York ........        479         1976         1996      10-30 Years
60 Charles Lindbergh, Mitchel Field, New York ..........      4,985         1989         1996      10-30 Years
235 Main Street, White Plains, New York ................      1,472         1974         1996      10-30 Years
245 Main Street, White Plains, New York ................      1,891         1983         1996      10-30 Years
505 White Plains Road, Tarrytown, New York .............        422         1974         1996      10-30 Years
555 White Plains Road, Tarrytown, New York .............      3,086         1972         1996      10-30 Years
560 White Plains Road, Tarrytown, New York .............      3,072         1980         1996      10-30 Years
580 White Plains Road, Tarrytown, New York .............      4,463         1997         1996      10-30 Years

                                                                       Continued

                        RECKSON ASSOCIATES REALTY CORP.
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                         DECEMBER 31, 2001 (CONTINUED)
                                (IN THOUSANDS)



                          COLUMN A                             COLUMN B             COLUMN C
----------------------------------------------------------- ------------- ----------------------------
                                                                                  INITIAL COST
                                                                          ----------------------------
                                                                                        BUILDINGS AND
                        DESCRIPTION                          ENCUMBRANCE      LAND       IMPROVEMENTS
----------------------------------------------------------- ------------- ------------ ---------------
660 White Plains Road, Tarrytown, New York ................         --       3,929          22,640
Landmark Square, Stamford, Connecticut ....................     46,069      11,603          64,466
110 Bi-County Blvd., Farmingdale, New York ................      3,849       2,342           6,665
One Eagle Rock, East Hanover, New Jersey ..................         --         803           7,563
710 Bridgeport Avenue, Shelton, Connecticut ...............         --       5,405          21,620
101 JFK Expressway, Short Hills, New Jersey ...............         --       7,745          43,889
10 Rooney Circle, West Orange, New Jersey .................         --       1,302           4,615
Executive Hill Office Park, West Orange, New Jersey .               --       7,629          31,288
3 University Plaza, Hackensack, New Jersey ................         --       7,894          11,846
150 Motor Parkway, Hauppauge, New York ....................         --       1,114          20,430
Reckson Executive Park, Ryebrook, New York ................         --      18,343          55,028
University Square, Princeton, New Jersey ..................         --       3,288           8,888
100 Andrews Road, Hicksville, New York ....................         --       2,337           1,711
80 Grasslands, Elmsford, New York .........................         --       1,208           6,728
65 Marcus Drive, Melville, New York .......................         --         295           1,966
100 Forge Way, Rockaway, New Jersey .......................         --         315             902
200 Forge Way, Rockaway, New Jersey .......................         --       1,128           3,228
300 Forge Way, Rockaway, New Jersey .......................         --         376           1,075
400 Forge Way, Rockaway, New Jersey .......................         --       1,142           3,267
51-55 Charles Lindbergh Blvd., Mitchel Field, New York              --          (A)         27,975
100 Summit Drive, Valhalla, New York ......................     20,373       3,007          41,351
115/117 Stevens Avenue, Valhalla, New York ................         --       1,094          22,490
200 Summit Lake Drive, Valhalla, New York .................     19,770       4,343          37,305
140 Grand Street, White Plains, New York ..................         --       1,932          18,744
500 Summit Lake Drive, Valhalla, New York .................         --       7,052          37,309
99 Cherry Hill Road, Parsippany, New Jersey ...............         --       2,360           7,508
119 Cherry Hill Road, Parsippany, New Jersey ..............         --       2,512           7,622
45 Melville Park Road, Melville, New York .................         --         355           1,487
500 Saw Mill River Road, Elmsford, New York ...............         --       1,542           3,796
120 W. 45th Street, New York, New York ....................     65,214      28,757         162,809



                          COLUMN A                                      COLUMN D                          COLUMN E
----------------------------------------------------------- -------------------------------- ----------------------------------
                                                                   COST CAPITALIZED,
                                                                     SUBSEQUENT TO                 GROSS AMOUNT AT WHICH
                                                                      ACQUISITION                CARRIED AT CLOSE OF PERIOD
                                                            -------------------------------- ----------------------------------
                                                                              BUILDINGS AND            BUILDINGS AND
                        DESCRIPTION                               LAND         IMPROVEMENTS    LAND     IMPROVEMENTS    TOTAL
----------------------------------------------------------- ---------------- --------------- -------- --------------- ---------
660 White Plains Road, Tarrytown, New York ................          45            5,662       3,974       28,302       32,276
Landmark Square, Stamford, Connecticut ....................         832           29,831      12,435       94,297      106,732
110 Bi-County Blvd., Farmingdale, New York ................          --              308       2,342        6,973        9,315
One Eagle Rock, East Hanover, New Jersey ..................          --            3,151         803       10,714       11,517
710 Bridgeport Avenue, Shelton, Connecticut ...............           7              824       5,412       22,444       27,856
101 JFK Expressway, Short Hills, New Jersey ...............      (3,098)         (16,382)      4,647       27,507       32,154
10 Rooney Circle, West Orange, New Jersey .................           1              584       1,303        5,199        6,502
Executive Hill Office Park, West Orange, New Jersey .                 4            1,649       7,633       32,937       40,570
3 University Plaza, Hackensack, New Jersey ................          --            2,885       7,894       14,731       22,625
150 Motor Parkway, Hauppauge, New York ....................          --            3,055       1,114       23,485       24,599
Reckson Executive Park, Ryebrook, New York ................          --            3,202      18,343       58,230       76,573
University Square, Princeton, New Jersey ..................            (1)           968       3,287        9,856       13,143
100 Andrews Road, Hicksville, New York ....................         151            5,742       2,488        7,453        9,941
80 Grasslands, Elmsford, New York .........................          --              576       1,208        7,304        8,512
65 Marcus Drive, Melville, New York .......................          56              883         351        2,849        3,200
100 Forge Way, Rockaway, New Jersey .......................          --               98         315        1,000        1,315
200 Forge Way, Rockaway, New Jersey .......................          --              370       1,128        3,598        4,726
300 Forge Way, Rockaway, New Jersey .......................          --              254         376        1,329        1,705
400 Forge Way, Rockaway, New Jersey .......................          --              254       1,142        3,521        4,663
51-55 Charles Lindbergh Blvd., Mitchel Field, New York               --            4,292           0       32,267       32,267
100 Summit Drive, Valhalla, New York ......................          --            4,569       3,007       45,920       48,927
115/117 Stevens Avenue, Valhalla, New York ................          --            1,787       1,094       24,277       25,371
200 Summit Lake Drive, Valhalla, New York .................          --            2,875       4,343       40,180       44,523
140 Grand Street, White Plains, New York ..................          (1)             709       1,931       19,453       21,384
500 Summit Lake Drive, Valhalla, New York .................          --            7,845       7,052       45,154       52,206
99 Cherry Hill Road, Parsippany, New Jersey ...............          (1)             627       2,359        8,135       10,494
119 Cherry Hill Road, Parsippany, New Jersey ..............          --            1,054       2,512        8,676       11,188
45 Melville Park Road, Melville, New York .................          (1)           1,822         354        3,309        3,663
500 Saw Mill River Road, Elmsford, New York ...............          --              205       1,542        4,001        5,543
120 W. 45th Street, New York, New York ....................       7,732(E)         1,635      36,489      164,444      200,933

                          COLUMN A                             COLUMN F       COLUMN G     COLUMN H     COLUMN I
----------------------------------------------------------- -------------- -------------- ---------- --------------
                                                                                                      LIFE ON WHICH
                                                              ACCUMULATED      DATE OF       DATE     DEPRECIATION
                        DESCRIPTION                          DEPRECIATION   CONSTRUCTION   ACQUIRED    IS COMPUTED
----------------------------------------------------------- -------------- -------------- ---------- --------------
660 White Plains Road, Tarrytown, New York ................      6,787             1983      1996     10-30 Years
Landmark Square, Stamford, Connecticut ....................     15,820        1973-1984      1996     10-30 Years
110 Bi-County Blvd., Farmingdale, New York ................      1,235             1984      1997     10-30 Years
One Eagle Rock, East Hanover, New Jersey ..................      2,383             1986      1997     10-30 Years
710 Bridgeport Avenue, Shelton, Connecticut ...............      3,704        1971-1979      1997     10-30 Years
101 JFK Expressway, Short Hills, New Jersey ...............      4,197             1981      1997     10-30 Years
10 Rooney Circle, West Orange, New Jersey .................        894             1971      1997     10-30 Years
Executive Hill Office Park, West Orange, New Jersey .            5,178        1978-1984      1997     10-30 Years
3 University Plaza, Hackensack, New Jersey ................      2,534             1985      1997     10-30 Years
150 Motor Parkway, Hauppauge, New York ....................      3,996             1984      1997     10-30 Years
Reckson Executive Park, Ryebrook, New York ................      8,293        1983-1986      1997     10-30 Years
University Square, Princeton, New Jersey ..................      1,317             1987      1997     10-30 Years
100 Andrews Road, Hicksville, New York ....................      1,555             1954      1996     10-30 Years
80 Grasslands, Elmsford, New York .........................      1,083        1989/1964      1997     10-30 Years
65 Marcus Drive, Melville, New York .......................        594             1968      1996     10-30 Years
100 Forge Way, Rockaway, New Jersey .......................        148             1986      1998     10-30 Years
200 Forge Way, Rockaway, New Jersey .......................        460             1989      1998     10-30 Years
300 Forge Way, Rockaway, New Jersey .......................        252             1989      1998     10-30 Years
400 Forge Way, Rockaway, New Jersey .......................        470             1989      1998     10-30 Years
51-55 Charles Lindbergh Blvd., Mitchel Field, New York           5,760             1981      1998     10-30 Years
100 Summit Drive, Valhalla, New York ......................      6,329             1988      1998     10-30 Years
115/117 Stevens Avenue, Valhalla, New York ................      2,989             1984      1998     10-30 Years
200 Summit Lake Drive, Valhalla, New York .................      5,053             1990      1998     10-30 Years
140 Grand Street, White Plains, New York ..................      2,475             1991      1998     10-30 Years
500 Summit Lake Drive, Valhalla, New York .................      5,363             1986      1998     10-30 Years
99 Cherry Hill Road, Parsippany, New Jersey ...............        983             1982      1998     10-30 Years
119 Cherry Hill Road, Parsippany, New Jersey ..............      1,083             1982      1998     10-30 Years
45 Melville Park Road, Melville, New York .................        585             1998      1998     10-30 Years
500 Saw Mill River Road, Elmsford, New York ...............        534             1968      1998     10-30 Years
120 W. 45th Street, New York, New York ....................     14,544             1998      1999     10-30 Years

                                                                       Continued

                        RECKSON ASSOCIATES REALTY CORP.
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                         DECEMBER 31, 2001 (CONTINUED)
                                (IN THOUSANDS)



                        COLUMN A                           COLUMN B               COLUMN C
------------------------------------------------------- ------------- ---------------------------------
                                                                                INITIAL COST
                                                                      ---------------------------------
                                                                                         BUILDINGS AND
                      DESCRIPTION                        ENCUMBRANCE         LAND         IMPROVEMENTS
------------------------------------------------------- ------------- ----------------- ---------------
1255 Broad Street, Clifton, New Jersey ................          --           1,329            15,869
810 7th Avenue, New York, New York ....................      84,280          26,984 (A)       152,767
120 Mineola Blvd., Mineola, New York ..................          --           1,869            10,603
100 Wall Street, New York, New York ...................      36,522          11,749            66,517
One Orlando, Orlando, Florida .........................      38,934           9,386            51,136
1350 Avenue of the Americas, New York, New York .            75,000          19,222           109,168
919 3rd Avenue, New York, New York ....................     249,080         101,644 (A)       205,736
538 Broadhollow Road, Melville, New York ..............          --           3,900            21,413
360 Hamilton Avenue, White Plains, New York ...........          --           2,838            34,606
492 River Road, Nutley, New Jersey ....................          --           2,615             5,102
275 Broadhollow Road, Melville, New York ..............          --           3,850            12,958
400 Garden City Plaza, Garden City, New York ..........          --           9,081            17,004
90 Merrick Avenue, East Meadow, New York ..............          --                (A)         23,804
120 White Plains Road, Tarrytown, New York ............          --           3,852            24,861
100 White Plains Road, Tarrytown, New York ............          --              79               472
51 JFK Parkway, Short Hills, New Jersey ...............          --          10,053            62,504
680 Washington Blvd, Stamford, Connecticut ............          --           4,561            23,698
750 Washington Blvd, Stamford, Connecticut ............          --           7,527            31,940
1305 Walt Whitman Road, Melville, New York ............          --           3,934            24,040
50 Marcus Drive, Melville, New York ...................          --             930            13,600
100 Grasslands Road, Elmsford, New York ...............          --             289             3,382
2002 Orville Drive North, Bohemia, New York ...........          --           1,950             9,959
390 Motor Parkway, Hauppauge, New York ................          --             240             5,787
58 South Service Road (D), Melville, New York .........          --           1,061                --
Land held for development .............................          --          69,365                --
Developments in progress ..............................          --              --            74,303
Other property ........................................          --              --                --
                                                           --------     -----------        ----------
Total .................................................    $751,077     $   458,772        $2,009,172
                                                           ========     ===========        ==========



                        COLUMN A                                COLUMN D                           COLUMN E
------------------------------------------------------- ------------------------- ------------------------------------------
                                                            COST CAPITALIZED,
                                                              SUBSEQUENT TO                 GROSS AMOUNT AT WHICH
                                                               ACQUISITION                CARRIED AT CLOSE OF PERIOD
                                                        ------------------------- ------------------------------------------
                                                                   BUILDINGS AND               BUILDINGS AND
                      DESCRIPTION                          LAND     IMPROVEMENTS     LAND       IMPROVEMENTS       TOTAL
------------------------------------------------------- --------- --------------- ---------- ----------------- -------------
1255 Broad Street, Clifton, New Jersey ................       --         4,069        1,329        19,938           21,267
810 7th Avenue, New York, New York ....................      117        10,738       27,101       163,505          190,606
120 Mineola Blvd., Mineola, New York ..................        5           689        1,874        11,292           13,166
100 Wall Street, New York, New York ...................       93         8,280       11,842        74,797           86,639
One Orlando, Orlando, Florida .........................       32         1,715        9,418        52,851           62,269
1350 Avenue of the Americas, New York, New York .             --        15,268       19,222       124,436          143,658
919 3rd Avenue, New York, New York ....................   12,795        84,386      114,439       290,122          404,561
538 Broadhollow Road, Melville, New York ..............       --         1,007        3,900        22,420           26,320
360 Hamilton Avenue, White Plains, New York ...........       --        20,897        2,838        55,503           58,341
492 River Road, Nutley, New Jersey ....................       --         4,145        2,615         9,247           11,862
275 Broadhollow Road, Melville, New York ..............       --           120        3,850        13,078           16,928
400 Garden City Plaza, Garden City, New York ..........       --           421        9,081        17,425           26,506
90 Merrick Avenue, East Meadow, New York ..............       --           956            0        24,760           24,760
120 White Plains Road, Tarrytown, New York ............       --           141        3,852        25,002           28,854
100 White Plains Road, Tarrytown, New York ............       --            72           79           544              623
51 JFK Parkway, Short Hills, New Jersey ...............        1           319       10,054        62,823           72,877
680 Washington Blvd, Stamford, Connecticut ............       --            60        4,561        23,758           28,319
750 Washington Blvd, Stamford, Connecticut ............       --            65        7,527        32,005           39,532
1305 Walt Whitman Road, Melville, New York ............       --            10        3,934        24,050           27,984
50 Marcus Drive, Melville, New York ...................       --         4,670          930        18,270           19,200
100 Grasslands Road, Elmsford, New York ...............       --         1,192          289         4,574            4,863
2002 Orville Drive North, Bohemia, New York ...........       --           253        1,950        10,212           12,162
390 Motor Parkway, Hauppauge, New York ................       --           817          240         6,604            6,844
58 South Service Road (D), Melville, New York .........      507         9,807        1,568         9,807           11,375
Land held for development .............................       --            --       69,365            --           69,365
Developments in progress ..............................       --            --           --        74,303           74,303
Other property ........................................       --        14,051           --        14,051 (B)       14,051
                                                         -------      --------     --------    ----------       ----------
Total .................................................  $19,430      $393,505     $478,202    $2,402,677       $2,880,879
                                                         =======      ========     ========    ==========       ==========

                        COLUMN A                           COLUMN F       COLUMN G     COLUMN H     COLUMN I
------------------------------------------------------- -------------- -------------- ---------- --------------
                                                                                                  LIFE ON WHICH
                                                          ACCUMULATED      DATE OF       DATE     DEPRECIATION
                      DESCRIPTION                        DEPRECIATION   CONSTRUCTION   ACQUIRED    IS COMPUTED
------------------------------------------------------- -------------- -------------- ---------- --------------
1255 Broad Street, Clifton, New Jersey ................       1,964        1999         1999      10-30 Years
810 7th Avenue, New York, New York ....................      14,441        1970         1999      10-30 Years
120 Mineola Blvd., Mineola, New York ..................       1,016        1977         1999      10-30 Years
100 Wall Street, New York, New York ...................       6,542        1969         1999      10-30 Years
One Orlando, Orlando, Florida .........................       4,607        1987         1999      10-30 Years
1350 Avenue of the Americas, New York, New York .             7,813        1966         2000      10-30 Years
919 3rd Avenue, New York, New York ....................       5,342        1970         2000      10-30 Years
538 Broadhollow Road, Melville, New York ..............       1,125        2000         2000      10-30 Years
360 Hamilton Avenue, White Plains, New York ...........       4,005        2000         2000      10-30 Years
492 River Road, Nutley, New Jersey ....................         448        2000         2000      10-30 Years
275 Broadhollow Road, Melville, New York ..............       1,355        1970         1997      10-30 Years
400 Garden City Plaza, Garden City, New York ..........       1,468        1989         1997      10-30 Years
90 Merrick Avenue, East Meadow, New York ..............       2,527        1985         1997      10-30 Years
120 White Plains Road, Tarrytown, New York ............       2,241        1984         1997      10-30 Years
100 White Plains Road, Tarrytown, New York ............          21        1984         1997      10-30 Years
51 JFK Parkway, Short Hills, New Jersey ...............       5,399        1988         1998      10-30 Years
680 Washington Blvd, Stamford, Connecticut ............       2,011        1989         1998      10-30 Years
750 Washington Blvd, Stamford, Connecticut ............       2,610        1989         1998      10-30 Years
1305 Walt Whitman Road, Melville, New York ............       2,002        1999         1999      10-30 Years
50 Marcus Drive, Melville, New York ...................         419        2001         1998      10-30 Years
100 Grasslands Road, Elmsford, New York ...............         156        2001         1997      10-30 Years
2002 Orville Drive North, Bohemia, New York ...........         482        2001         1996      10-30 Years
390 Motor Parkway, Hauppauge, New York ................         789        2001         1997      10-30 Years
58 South Service Road (D), Melville, New York .........          32        2001         1998      10-30 Years
Land held for development .............................          --         N/A       Various         N/A
Developments in progress ..............................          --
Other property ........................................       3,847
                                                             ------
Total .................................................    $357,112
                                                           ========

-------------
A These  land  parcels,  or a portion of the land parcels, on which the building and improvements were constructed are subject to a ground lease.
B The  land  parcel  on which the building and improvements were constructed for one property is subject to a ground lease.
C The Encumbrance of $2,616 is related to one property.
D As of December 31, 2001 this asset was partially under development. As a result, certain costs have been classified as development costs on the company's balance sheet.
E Costs  incurred  to  acquire  the  lessor's  rights  to  an  air  rights lease agreement.
The aggregate cost of Federal Income Tax purposes was approximately $2,115 million at December 31, 2001.

                        RECKSON ASSOCIATES REALTY CORP.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                (IN THOUSANDS)

     The changes in real estate for each of the periods in the three years ended December 31, 2001 are as follows:





                                                    2001            2000            1999
                                               -------------   -------------   -------------
       Real estate balance at
        beginning of period ................    $2,770,607      $2,208,399      $1,737,133
       Improvements / revaluations .........       193,492         166,260          57,571
       Disposal, including write-off of
        fully depreciated building
        improvements .......................       (83,220)        (52,092)       (317,864)
       Acquisitions ........................            --         448,040         731,559
                                                ----------      ----------      ----------
       Balance at end of period ............    $2,880,879      $2,770,607      $2,208,399
                                                ==========      ==========      ==========


     The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, furniture and fixtures, for each of the periods in the three years ended December 31, 2001 are as follows:





                                                   2001          2000          1999
                                               -----------   -----------   -----------
       Balance at beginning of period ......    $ 284,315     $215,112      $156,231
       Depreciation for period .............       83,316       71,478        65,471
       Disposal, including write-off of
        fully depreciated building
        improvements .......................      (10,519)      (2,275)       (6,590)
                                                ---------     --------      --------
       Balance at end of period ............    $ 357,112     $284,315      $215,112
                                                =========     ========      ========

(3) Exhibits

EXHIBIT     FILING
NUMBER     REFERENCE                                                 DESCRIPTION
---------- -----------                                               -----------

 3.1           a      Amended and Restated Articles of Incorporation of the Registrant
 3.2           i      Amended and Restated By-Laws of the Registrant
 3.3           e      Articles Supplementary of the Registrant Establishing and Fixing the Rights and Preferences of a Series
                      of Shares of Preferred Stock filed with the Maryland State Department of Assessments and Taxation on
                      April 9, 1998
 3.4           j      Articles Supplementary of the Registrant Establishing and Fixing the Rights and Preferences of a Class
                      of Shares of Common Stock filed with the Maryland State Department of Assessments and Taxation on
                      May 24, 1999
 3.5           h      Articles Supplementary of the Registrant Establishing and Fixing the Rights and Preferences of a Series
                      of Shares of Preferred Stock filed with the Maryland State Department of Assessments and Taxation on
                      May 28, 1999
 3.6           j      Articles of Amendment of the Registrant filed with the Maryland State Department of Assessments and
                      Taxation on January 4, 2000
 3.7           j      Articles Supplementary of the Registrant filed with the Maryland State Department of Assessments and
                      Taxation on January 11, 2000
 3.8           q      Articles Supplementary of the Registrant Establishing and Fixing the Rights and Preferences of a Series
                      of Shares of Preferred Stock filed with the Maryland State Department of Assessments and Taxation on
                      November 2, 2000
 4.1           b      Specimen Share Certificate of Class A Common Stock
 4.2           l      Specimen Share Certificate of Class B Exchangeable Common Stock
 4.3           e      Specimen Share Certificate of Series A Preferred Stock
 4.4           g      Form of 7.40% Notes due 2004 of Reckson Operating Partnership, L.P. (the "Operating Partnership")
 4.5           g      Form of 7.75% Notes due 2009 of the Operating Partnership
 4.6           g      Indenture, dated March 26, 1999, among the Operating Partnership, the Registrant, and The Bank of
                      New York, as trustee
 4.7           k      Rights Agreement, dated as of October 13, 2000, between the Registrant and American Stock Transfer
                      & Trust Company, as Rights Agent, which includes, as Exhibit A thereto, the Form of Articles
                      Supplementary, as Exhibit B thereto, the Form of Right Certificate, and as Exhibit C thereto, the
                      Summary of Rights to Purchase Preferred Shares
10.1           a      Amended and Restated Agreement of Limited Partnership of the Operating Partnership
10.2           e      Supplement to the Amended and Restated Agreement of Limited Partnership of the Operating
                      Partnership Establishing Series A Preferred Units of Limited Partnership Interest
10.3           e      Supplement to the Amended and Restated Agreement of Limited Partnership of the Operating
                      Partnership Establishing Series B Preferred Units of Limited Partnership Interest
10.4           e      Supplement to the Amended and Restated Agreement of Limited Partnership of the Operating
                      Partnership Establishing Series C Preferred Units of Limited Partnership Interest
10.5           e      Supplement to the Amended and Restated Agreement of Limited Partnership of the Operating
                      Partnership Establishing Series D Preferred Units of Limited Partnership Interest
10.6           j      Supplement to the Amended and Restated Agreement of Limited Partnership of the Operating
                      Partnership Establishing Series B Common Units of Limited Partnership Interest
10.7           j      Supplement to the Amended and Restated Agreement of Limited Partnership of the Operating
                      Partnership Establishing Series E Preferred Partnership Units of Limited Partnership Interest
10.8           n      Supplement to the Amended and Restated Agreement of Limited Partnership of the Operating
                      Partnership Establishing the Series F Junior Participating Preferred Partnership Units
10.9           d      Third Amended and Restated Agreement of Limited Partnership of Omni Partners, L.P.
10.10          k      Amendment and Restatement of Employment and Noncompetition Agreement, dated as of August 15,
                      2000, between the Registrant and Donald Rechler
10.11          k      Amendment and Restatement of Employment and Noncompetition Agreement, dated as of August 15,
                      2000, between the Registrant and Scott Rechler
10.12          k      Amendment and Restatement of Employment and Noncompetition Agreement, dated as of August 15,
                      2000, between the Registrant and Mitchell Rechler
10.13          k      Amendment and Restatement of Employment and Noncompetition Agreement, dated as of August 15,
                      2000, between the Registrant and Gregg Rechler
10.14          k      Amendment and Restatement of Employment and Noncompetition Agreement, dated as of August 15,
                      2000, between the Registrant and Roger Rechler
10.15          k      Amendment and Restatement of Employment and Noncompetition Agreement, dated as of August 15,
                      2000, between the Registrant and Michael Maturo
10.16          k      Amendment and Restatement of Employment and Noncompetition Agreement, dated as of August 15,
                      2000, between the Registrant and Jason Barnett
10.17          a      Purchase Option Agreements relating to the Reckson Option Properties
10.18          a      Purchase Option Agreements relating to the Other Option Properties
10.19          m      Amended and Restated 1995 Stock Option Plan
10.20          c      1996 Employee Stock Option Plan

EXHIBIT     FILING
NUMBER     REFERENCE                                                 DESCRIPTION
---------- -----------                                               -----------
10.21           b      Ground Leases for certain of the properties
10.22           a      Indemnity Agreement relating to 100 Oser Avenue
10.23           m      Amended and Restated 1997 Stock Option Plan
10.24           d      1998 Stock Option Plan
10.25           d      Note Purchase Agreement for the Senior Unsecured Notes
10.26           k      Amendment and Restatement of Severance Agreement, dated as of August 15, 2000, between the
                       Registrant and Donald Rechler
10.27           k      Amendment and Restatement of Severance Agreement, dated as of August 15, 2000, between the
                       Registrant and Scott Rechler
10.28           k      Amendment and Restatement of Severance Agreement, dated as of August 15, 2000, between the
                       Registrant and Mitchell Rechler
10.29           k      Amendment and Restatement of Severance Agreement, dated as of August 15, 2000, between the
                       Registrant and Gregg Rechler
10.30           k      Amendment and Restatement of Severance Agreement, dated as of August 15, 2000, between the
                       Registrant and Roger Rechler
10.31           k      Amendment and Restatement of Severance Agreement, dated as of August 15, 2000, between the
                       Registrant and Michael Maturo
10.32           k      Amendment and Restatement of Severance Agreement, dated as of August 15, 2000, between the
                       Registrant and Jason Barnett
10.33           f      Intercompany Agreement by and between the Operating Partnership and Reckson Service Industries,
                       Inc., dated May 13, 1998
10.34           j      Amended and Restated Credit Agreement dated as of August 4, 1999 between Reckson Service
                       Industries, Inc., as borrower, and the Operating Partnership, as Lender, relating to Reckson Strategic
                       Venture Partners, LLC ("RSVP Credit Agreement")
10.35           j      Amended and Restated Credit Agreement dated as of August 4, 1999 between Reckson Service
                       Industries, Inc., as borrower, and the Operating Partnership, as Lender, relating to the operations of
                       Reckson Service Industries, Inc. ("RSI Credit Agreement")
10.36           j      Letter Agreement, dated November 30, 1999, amending the RSVP Credit Agreement and the RSI
                       Credit Agreement
10.37           o      Second Amendment to the Amended and Restated Credit Agreement, dated March 30, 2001, between the Operating Partnership and FrontLine Capital Group
10.38           p      Loan Agreement, dated as of June 1, 2001, between 1350 LLC, as Borrower, and Secore Financial
                       Corporation, as Lender
10.39           p      Loan Agreement, dated as of July 18, 2001, between Metropolitan 919 3rd Avenue, LLC, as Borrower, and Secore Financial Corporation, as Lender
10.40           k      $575 million Credit Facility dated as of September 7, 2000 among Reckson Operating Partnership, L.P.,
                       The Chase Manhattan Bank, UBS Warburg Dillon Read, Deutsche Bank and Chase Securities Inc.
10.41           k      Guaranty Agreement dated as of September 7, 2000 among the Registrant, The Chase Manhattan Bank and UBS Warburg LLC
10.42           k      Operating Agreement dated as of September 28, 2000 between Reckson Tri-State Member LLC
                       (together with its permitted successors and assigns) and TIAA Tri-State LLC
10.43           n      Agreement of Spreader, Consolidation and Modification of Mortgage Security Agreement among
                       Metropolitan 810 7th Ave., LLC, 100 Wall Company LLC and Monumental Life Insurance Company
10.44           n      Consolidated, Amended and Restated Secured Promissory Note relating to Metropolitan 810 7th Ave.,
                       LLC and 100 Wall Company LLC
10.45           r      Amended and Restated Operating Agreement of 919 JV LLC
12.1                   Statement of Ratios of Earnings to Fixed Charges

21.1                   Statement of Subsidiaries

23.0                   Consent of Independent Auditors

24.1                   Power of Attorney (included in Part IV of the Form 10-K)


----------

 (a)      Previously filed as an exhibit to the Registrant's Registration Statement Form S-11 (No. 333-1280) and incorporated herein by reference.
 (b)      Previously filed as an exhibit to the Registrant's Registration Statement Form S-11 (No. 33-84324) and incorporated herein by reference.
 (c)      Previously filed as an exhibit to the Registrant's Form 8-K report filed with the SEC on November 25, 1996 and incorporated herein by reference.
 (d)      Previously filed as an exhibit to the Registrant's Form 10-K filed with the SEC on March 26, 1998 and incorporated herein by reference.
 (e)      Previously filed as an exhibit to the Registrant's Form 8-K report filed with the SEC on March 1, 1999 and incorporated herein by reference.
 (f)      Previously filed as an exhibit to the Registrant's Form 10-K filed with the SEC on March 16, 1999 and incorporated herein by reference.
 (g)      Previously filed as an exhibit to the Registrant's Form 8-K filed with SEC on March 26, 1999 and incorporated herein by reference.
 (h)      Previously filed as an exhibit to the Registrant's Form 8-K filed with SEC on June 7, 1999 and incorporated herein by reference.
 (i)      Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on November 13, 2000 and incorporated herein by reference.
 (j)      Previously filed as an exhibit to the Registrant's Form 10-K filed with the SEC on March 17, 2000 and incorporated herein by reference.
 (k)      Previously filed as an exhibit to the Registrant's Form 8-K filed with the SEC on October 17, 2000 and incorporated herein by reference.
 (l)      Previously filed as an exhibit to the Registrant's Form S-4 (No. 333-74285) and incorporated herein by reference.
 (m)      Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on November 13, 2001 and incorporated herein by reference.
 (n)      Previously filed as an exhibit to the Registrant's Form 10-K filed with the SEC on March 21, 2001 and incorporated herein by reference.
 (o)      Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on May 14, 2001 and incorporated herein by reference.
 (p)      Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on August 14, 2001 and incorporated herein by reference.
 (q)      Included as an exhibit to Exhibit 4.7.
 (r)      Previously filed as an exhibit to the Registrant's Form 8-K filed with the SEC on January 8, 2002 and incorporated herein by reference.