Form 10-Q
period 2002-03-31
RECKSON ASSOCIATES REALTY CORP
filed 2002-05-06
CIK 930548

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

                  For the quarterly period ended March 31, 2002

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

 The company has two classes of common stock, issued at $.01 par value per share with 50,820,534 and 10,283,513 shares of Class A common stock and Class B common stock outstanding, respectively as of May 2, 2002

================================================================================

                         RECKSON ASSOCIATES REALTY CORP.
                                QUARTERLY REPORT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                TABLE OF CONTENTS


 INDEX                                                                                                         PAGE
---------------------------------------------------------------------------------------------------------------------------
 PART I.  FINANCIAL INFORMATION
---------------------------------------------------------------------------------------------------------------------------

 Item 1.      Financial Statements

              Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001...........     2

              Consolidated Statements of Income for the three months ended
              March 31, 2002 and 2001 (unaudited)..........................................................     3

              Consolidated Statements of Cash Flows for the three months ended
              March 31, 2002 and 2001 (unaudited)..........................................................     4

              Notes to the Consolidated Financial Statements (unaudited)...................................     5

 Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations........    14

 Item 3.      Quantitative and Qualitative Disclosures about Market Risk ..................................    24
---------------------------------------------------------------------------------------------------------------------------
 PART II. OTHER INFORMATION
---------------------------------------------------------------------------------------------------------------------------
 Item 1.      Legal Proceedings............................................................................    28
 Item 2.      Changes in Securities and Use of Proceeds....................................................    28
 Item 3.      Defaults Upon Senior Securities..............................................................    28
 Item 4.      Submission of Matters to a Vote of Securities Holders........................................    28
 Item 5.      Other Information............................................................................    28
 Item 6.      Exhibits and Reports on Form 8-K.............................................................    28

---------------------------------------------------------------------------------------------------------------------------
 SIGNATURES                                                                                                    28
---------------------------------------------------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                         RECKSON ASSOCIATES REALTY CORP.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)




                                                                                                     MARCH 31,          DECEMBER 31,
                                                                                                       2002                 2001
                                                                                                   -----------          -----------
                                                                                                   (Unaudited)
ASSETS:
Commercial real estate properties, at cost:
    Land .................................................................................         $   409,824          $   408,837
    Building and improvements ............................................................           2,345,406            2,328,374
Developments in progress:
    Land .................................................................................              68,769               69,365
    Development costs ....................................................................              70,482               74,303
Furniture, fixtures and equipment ........................................................               7,731                7,725
                                                                                                   -----------          -----------
                                                                                                     2,902,212            2,888,604
Less accumulated depreciation ............................................................            (384,696)            (361,960)
                                                                                                   -----------          -----------
                                                                                                     2,517,516            2,526,644

Investments in real estate joint ventures ................................................               5,673                5,744
Investments in mortgage notes and notes receivable .......................................              55,710               56,234
Investments in service companies and affiliate loans and joint ventures ..................              79,362               79,184
Cash and cash equivalents ................................................................              40,442              121,975
Tenant receivables .......................................................................              10,617                9,633
Deferred rents receivable ................................................................              89,838               81,089
Prepaid expenses and other assets ........................................................              23,045               45,495
Contract and land deposits and pre-acquisition costs .....................................              27,848                3,782
Deferred leasing and loan costs ..........................................................              64,495               64,438
                                                                                                   -----------          -----------
TOTAL ASSETS .............................................................................         $ 2,914,546          $ 2,994,218
                                                                                                   ===========          ===========


LIABILITIES:

Mortgage notes payable ...................................................................         $   748,591          $   751,077
Unsecured credit facility ................................................................             217,000              271,600
Senior unsecured notes ...................................................................             449,484              449,463
Accrued expenses and other liabilities ...................................................              70,540               87,683
Dividends and distributions payable ......................................................              33,008               32,988
                                                                                                   -----------          -----------

TOTAL LIABILITIES ........................................................................           1,518,623            1,592,811
                                                                                                   -----------          -----------
Minority partners' interests in consolidated partnerships ................................             243,722              242,698
Preferred unit interest in the operating partnership .....................................              19,662               30,965
Limited partners' minority interest in the operating partnership .........................              86,752               81,887
                                                                                                   -----------          -----------

                                                                                                       350,136              355,550
                                                                                                   -----------          -----------


Commitments and contingencies ............................................................                  --                   --

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 25,000,000 shares authorized
    Series A preferred stock, 9,192,000 shares issued and outstanding ....................                  92                   92
    Series B preferred stock, 2,000,000 shares issued and outstanding ....................                  20                   20

Common Stock, $.01 par value, 100,000,000 shares authorized
    Class A common stock, 50,305,143 and 49,982,377 shares issued
             and outstanding, respectively................................................                 503                  500

    Class B common stock, 10,283,513 shares issued and outstanding .......................                 103                  103
Additional paid in capital ...............................................................           1,045,069            1,045,142
                                                                                                   -----------          -----------
Total Stockholders' Equity ...............................................................           1,045,787            1,045,857
                                                                                                   -----------          -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................................         $ 2,914,546          $ 2,994,218
                                                                                                   ===========          ===========



                (SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS)

                         RECKSON ASSOCIATES REALTY CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
        (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)



                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                      ---------------------------------
                                                                                          2002                 2001
                                                                                      ------------         ------------

REVENUES:
Base rents .....................................................................      $    107,169         $    107,494
Tenant escalations and reimbursements ..........................................            15,336               15,945
Equity in earnings of real estate joint ventures and service companies .........               335                  398
Interest income on mortgage notes and notes receivable .........................             1,556                1,508
Gain on sales of real estate ...................................................               537                   --
Investment and other income ....................................................               534                5,541
                                                                                      ------------         ------------
    TOTAL REVENUES .............................................................           125,467              130,886
                                                                                      ------------         ------------

EXPENSES:
Property operating expenses ....................................................            42,212               40,994
Marketing, general and administrative ..........................................             7,139                7,497
Interest .......................................................................            20,996               23,631
Depreciation and amortization ..................................................            26,136               23,521
                                                                                      ------------         ------------
     TOTAL EXPENSES ............................................................            96,483               95,643
                                                                                      ------------         ------------

Income before minority interests and preferred dividends and distributions .....            28,984               35,243
Minority partners' interests in consolidated partnerships ......................            (5,120)              (5,755)
Distributions to preferred unit holders ........................................              (461)                (660)
Limited partners' minority interest in the operating partnership ...............            (1,934)              (2,715)
                                                                                      ------------         ------------

Net Income .....................................................................            21,469               26,113
Dividends to preferred shareholders ............................................            (5,487)              (5,425)
                                                                                      ------------         ------------

Net income available to common shareholders ....................................      $     15,982         $     20,688
                                                                                      ============         ============

Net Income available to:
    Class A common .............................................................      $     12,159         $     15,308
    Class B common .............................................................             3,823                5,380
                                                                                      ------------         ------------
Total ..........................................................................      $     15,982         $     20,688
                                                                                      ============         ============

Basic net income per weighted average common share:
    Class A common .............................................................      $        .24         $        .34

    Class B common .............................................................      $        .37         $        .52
Basic weighted average common shares outstanding:
    Class A common .............................................................        50,013,140           45,483,544
    Class B common .............................................................        10,283,513           10,283,513

Diluted net income per weighted average common share:
    Class A common .............................................................      $        .24         $        .33
    Class  B common ............................................................      $        .26         $        .37

Diluted weighted average common shares outstanding:
    Class A common .............................................................        50,350,189           45,949,816
    Class B common .............................................................        10,283,513           10,283,513








                (SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS)

                         RECKSON ASSOCIATES REALTY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)


                                                                                                THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                           ---------------------------
                                                                                             2002              2001
                                                                                           ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME ............................................................................... $  21,469         $  26,113
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ......................................................    26,136            23,521
      Gain on sales of real estate .......................................................      (537)               --
      Minority partners' interests in consolidated partnerships ..........................     5,120             5,755
      Limited partners' minority interest in the operating partnership ...................     1,934             2,715
      Equity in earnings of real estate joint ventures and service companies .............      (335)             (398)
 Changes in operating assets and liabilities:
      Tenant receivables .................................................................      (984)           (1,188)
      Real estate tax escrows ............................................................    (1,806)           (1,937)
      Prepaid expenses and other assets ..................................................    13,315            13,118
      Deferred rents receivable ..........................................................    (8,749)          (11,203)
      Accrued expenses and other liabilities .............................................   (22,964)          (11,674)
                                                                                           ---------         ---------
      Net cash provided by operating activities ..........................................    32,599            44,822
                                                                                           ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Increase in contract deposits and pre-acquisition costs ............................    (9,134)             (795)
      Additions to developments in progress ..............................................    (3,621)           (5,078)
      Proceeds from mortgage note receivable repayments ..................................         4                 3
      Investments in affiliate joint ventures ............................................        --           (32,752)
      Additions to commercial real estate properties .....................................    (4,931)          (43,568)
      Additions to furniture, fixtures and equipment .....................................        (6)             (113)
      Payment of leasing costs ...........................................................    (2,987)           (3,102)
      Proceeds from sales of real estate .................................................       600                --
                                                                                           ---------         ---------
      Net cash used in investing activities ..............................................   (20,075)          (85,405)
                                                                                           ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock net of issuance costs .......................     4,492             1,338
      Principal payments on secured borrowings ...........................................    (2,486)           (1,883)
      Payment of loan and equity issuance costs ..........................................      (322)             (334)
      Increase in investments in affiliate loans and service companies ...................        --             5,557
      Proceeds from unsecured credit facility ............................................    30,000            88,000
      Repayment of unsecured credit facility .............................................   (84,600)               --
      Distributions to minority partners in consolidated partnerships ....................    (4,096)           (5,104)
      Distributions to limited partners in the operating partnership .....................    (3,178)           (2,967)
      Distributions to preferred unit holders ............................................      (481)             (660)
      Dividends to common shareholders ...................................................   (27,899)          (23,676)
      Dividends to preferred shareholders ................................................    (5,487)           (5,425)
                                                                                           ---------         ---------
      Net cash (used in) provided by financing activities ................................   (94,057)           54,846
                                                                                           ---------         ---------

      Net (decrease) increase in cash and cash equivalents ...............................   (81,533)           14,263
      Cash and cash equivalents at beginning of period ...................................   121,975            17,843
                                                                                           ---------         ---------
      Cash and cash equivalents at end of period ......................................... $  40,442         $  32,106
                                                                                           =========         =========





                (SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS)

                         RECKSON ASSOCIATES REALTY CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

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

The Company became the sole general partner of Reckson Operating Partnership, L.P. (the "Operating Partnership") by contributing substantially all of the net proceeds of the IPO, in exchange for an approximate 73% interest in the Operating Partnership. All Properties acquired by the Company are held by or through the Operating Partnership. In conjunction with the IPO, the Operating Partnership executed various option and purchase agreements whereby it issued common units of limited partnership interest in the Operating Partnership ("OP Units") to certain continuing investors in exchange for (i) interests in certain property partnerships, (ii) fee simple and leasehold interests in properties and development land, (iii) certain other business assets and (iv) 100% of the non-voting preferred stock of the management and construction companies. At March 31, 2002, the Company's ownership percentage in the Operating Partnership was approximately 88.4%.

2.  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership at March 31, 2002 and December 31, 2001 and the results of their operations and their cash flows for the three months ended March 31, 2002 and 2001, respectively. The Operating Partnership's investments in majority owned and/or controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners' interest. The operating results of the service companies currently conducted by Reckson Management Group, Inc., RANY Management Group, Inc. and Reckson Construction Group, Inc., in which the Operating Partnership owns a non-controlling interest are reflected in the accompanying financial statements on the equity method of accounting. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest. Such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Limited partners' minority interest at March 31, 2002 represent an approximate 11.6% limited partnership minority interest in the Operating Partnership. Minority partners' interests in consolidated partnerships represent a 49% interest in RT Tri-State LLC, owner of an eight property suburban office portfolio, a 40% interest in Omni Partners, L.P., owner of a 575,000 square foot suburban office property and beginning December 21, 2001, a 49% interest in Metropolitan 919 Third Avenue, LLC, owner of the property located at 919 Third Avenue, New York, NY.

The accompanying interim unaudited financial statements have been prepared by the Company's management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

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

In October 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. It also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions related to the disposal of a segment of a business. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted Statement No. 144 on January 1, 2002. The adoption of this statement did not have a material effect on the results of operations or the financial position of the Company.

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.  MORTGAGE NOTES PAYABLE

As of March 31, 2002, the Company had approximately $748.6 million of fixed rate mortgage notes which mature at various times between 2004 and 2027. The notes are secured by 21 properties with a net carrying value of approximately $1.5 billion and have a weighted average interest rate of approximately 7.3%.

4.  SENIOR UNSECURED NOTES

As of March 31, 2002, the Operating Partnership had outstanding approximately $449.5 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures (dollars in thousands):


                                         FACE
                  ISSUANCE              AMOUNT           COUPON RATE          TERM             MATURITY
              -----------------      -----------         -----------       --------        ---------------
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

5.  UNSECURED CREDIT FACILITY

As of March 31, 2002, the Company had a three year $575 million unsecured revolving credit facility (the "Credit Facility") from The Chase Manhattan Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September 2003 and borrowings under the Credit Facility are currently priced off LIBOR plus 105 basis points.

The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At March 31, 2002, the Company had availability under the Credit Facility to borrow an additional $358.0 million (of which, approximately $25.9 million has been allocated for outstanding undrawn letters of credit), subject to compliance with certain financial covenants.

6.  COMMERCIAL REAL ESTATE INVESTMENTS

As of March 31, 2002, the Company owned and operated 77 office properties (inclusive of eleven office properties owned through joint ventures) comprising approximately 13.8 million square feet, 102 industrial properties comprising approximately 6.8 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area.

The Company also owns approximately 254 acres of land in 12 separate parcels of which the Company can develop approximately two million square feet of office space and approximately 450,000 square feet of industrial space. On April 1, 2002, the Company paid approximately $23.8 million to acquire an additional 52.7 acres of land located in Valhalla, NY on which the Company can develop approximately 875,000 square feet of office space. The Company financed this acquisition in part from the sales proceeds of an office property being held by a qualified intermediary for the purposes of an exchange of real property pursuant to Section 1031 of the Internal Revenue Code of 1986 and from an advance under the Credit Facility. In addition, the Company owns a 32 acre land parcel in Rye Brook, NY which is under contract for sale for approximately $22.3 million. The closing is scheduled to occur during 2002.

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

On December 21, 2001, the Company formed a joint venture with the New York State Teachers' Retirement System ("NYSTRS") whereby NYSTRS acquired a 49% indirect interest in the property located at 919 Third Avenue, New York, NY for $220.5 million which included $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of cash which was then distributed to the Company. On January 4, 2002, net proceeds from this sale were used primarily to repay borrowings under the Credit Facility and for working capital purposes.

In addition, the Company has entered into a contract to sell, for approximately $18.5 million, two Class A office properties located in Westchester County, NY aggregating approximately 157,000 square feet. The closing is scheduled to occur during the second quarter of 2002.

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

During the three months ended March 31, 2002, approximately 11,303 Series B preferred units of the Operating Partnership, with a liquidation preference value of approximately $11.3 million, were exchanged for 451,934 OP Units at a price of $25.01 per OP Unit.

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

During March 2002, the Board of Directors of the Company declared the following dividends on the Company's securities:



                                                                                                            ANNUALIZED
                             DIVIDEND /          RECORD               PAYMENT          THREE MONTHS         DIVIDEND /
          SECURITY           DISTRIBUTION          DATE                 DATE               ENDED           DISTRIBUTION
         --------           ------------          ----                  ----               -----           ------------
Class A common stock        $.4246           April 5, 2002        April 17, 2002      March 31, 2002         $1.6984
Class B common stock        $.6492           April 12, 2002       April 30, 2002      April 30, 2002         $2.5968
Series A preferred stock    $.4766           April 12, 2002       April 30, 2002      April 30, 2002         $1.9063
Series B preferred stock    $.553125         April 12, 2002       April 30, 2002      April 30, 2002         $2.2125


The Board of Directors of the Company has authorized the purchase of up to an additional five million shares of the Company's Class B common stock and/or its Class A common stock. Transactions conducted on the New York Stock Exchange will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. Previously, under the Company's prior stock buy-back program, the Company had purchased and retired 1,410,804 shares of Class B common stock at an average price of $21.48 per Class B share and 61,704 shares of Class A common stock at an average price of $23.03 per Class A share for an aggregate purchase price of approximately $31.7 million. In addition, the Board of Directors of the Company has formed a pricing committee to consider purchases of the Company's outstanding preferred securities.

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

The Company currently has issued and outstanding two million shares of Series B Convertible Cumulative Preferred Stock (the "Series B preferred stock"). The Series B preferred stock is redeemable by the Company as follows: (i) on or after March 2, 2002 to and including June 2, 2003, at an amount which provides an annual rate of return in respect of such shares of 15%, (ii) on or after June 3, 2003 to and including June 2, 2004, $25.50 per share and (iii) on or after June 3, 2004 and thereafter, $25.00 per share. In addition, the Series B preferred stock, at the option of the holder, is convertible at anytime into the Company's Class A common stock at a price of $26.05 per share. The Series B preferred stock currently accumulates dividends at a rate of 8.85% per annum.

Basic net income per share on the Company's Class A common stock was calculated using the weighted average number of shares outstanding of 50,013,140 and 45,483,544 for the three months ended March 31, 2002 and 2001, respectively.

Basic net income per share on the Company's Class B common stock was calculated using the weighted average number of shares outstanding of 10,283,513 for the three months ended March 31, 2002 and 2001.

The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted net income per weighted average common share and the computation of basic and diluted net income per weighted average share for the Company's Class A common stock (in thousands except for earnings per share data):




                                                                                                             THREE MONTHS ENDED
                                                                                                                    MARCH 31,
                                                                                                         --------------------------
Numerator:                                                                                                 2002              2001
                                                                                                         --------          --------
     Income before  dividends to preferred  shareholders and income allocated to
          Class B shareholders .................................................................         $ 21,469          $ 26,113
     Dividends to preferred shareholders .......................................................           (5,487)           (5,425)
     Income allocated to Class B  common shareholders ..........................................           (3,823)           (5,380)
                                                                                                         --------          --------
Numerator for basic and diluted net income per Class A common share ............................         $ 12,159          $ 15,308
                                                                                                         ========          ========
Add back:
Denominator:
     Denominator for basic net income per share - weighted average
            Class A common shares ..............................................................           50,013            45,484
     Effect of dilutive securities:
           Common stock equivalents ............................................................              337               466
                                                                                                         --------          --------
Denominator for diluted net income per Class A common share - adjusted
     weighted average shares and assumed conversions ...........................................           50,350            45,950
                                                                                                         ========          ========


Basic net income per Class A common share:
     Net income per Class A common share .......................................................         $    .24          $    .34
                                                                                                         ========          ========

Diluted net income per Class A common share:
     Diluted net income per Class A common share ...............................................         $    .24          $    .33
                                                                                                         ========          ========



The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted net income per weighted average common share and the computation of basic and diluted net income per weighted average share for the Company's Class B common stock (in thousands except for earnings per share data):




                                                                                                             THREE MONTHS ENDED
                                                                                                                  MARCH 31,
                                                                                                         2002                2001
                                                                                                       --------            --------
Numerator:

     Income before dividends to preferred shareholders and income
         allocated to Class A shareholders .................................................           $ 21,469            $ 26,113
     Dividends to preferred shareholders ...................................................             (5,487)             (5,425)
     Income allocated to Class A common shareholders .......................................            (12,159)            (15,308)
                                                                                                       --------            --------

Numerator for basic net income per Class B common share ....................................              3,823               5,380

Add back:
     Income allocated to Class A common shareholders .......................................             12,159              15,308
     Limited partner's minority interest in the operating partnership ......................              1,934               2,715
                                                                                                       --------            --------
Numerator for diluted net income per Class B common share ..................................           $ 17,916            $ 23,403
                                                                                                       ========            ========

Denominator:
     Denominator for basic net income per share - weighted average
            Class B common shares ..........................................................             10,284              10,284
     Effect of dilutive securities:
       Weighted average Class A common shares outstanding ..................................             50,013              45,484
       Weighted average OP Units outstanding ...............................................              7,507               7,693
       Common stock equivalents ............................................................                337                 466
                                                                                                       --------            --------
Denominator for diluted net income per Class B common share-adjusted
    weighted average shares and assumed conversions ........................................             68,141              63,927
                                                                                                       ========            ========

Basic net income per Class B common share:
     Net income per Class B common share ...................................................           $    .37            $    .52
                                                                                                       ========            ========



Diluted net income per Class B common share:
     Diluted net income per Class B common share ...........................................           $    .26            $    .37
                                                                                                       ========            ========




8. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (in thousands)



                                                                                                             THREE MONTHS ENDED
                                                                                                                  MARCH 31,
                                                                                                         2002                2001
                                                                                                       --------            --------



       Cash paid during the period for interest ............................................           $ 31,219            $ 34,950
                                                                                                       ========            ========


       Interest capitalized during the period ..............................................           $  2,607            $  2,703
                                                                                                       ========            ========


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

The following table sets forth the components of the Company's revenues and expenses and other related disclosures for the three months ended March 31, 2002 and 2001 (in thousands):




                                                                               Three months ended
                                              -----------------------------------------------------------------------------------
                                                              March 31, 2002                           March 31, 2001
                                              -------------------------------------------  --------------------------------------
                                              Core Portfolio       Other     CONSOLIDATED    Core         Other      CONSOLIDATED
                                                                                TOTALS     Portfolio                    TOTALS
                                              --------------    ----------   ------------  ---------    ----------   ------------

REVENUES:
Base rents, tenant
      escalations and reimbursements .........  $  120,198      $    2,307    $  122,505   $  120,722   $    2,717    $  123,439
Equity in earnings of real
    estate joint ventures and
    service companies ........................          --             335           335           --          398           398
Other income .................................         952           1,675         2,627          549        6,500         7,049
                                                ----------      ----------    ----------   ----------    ---------    ----------

Total Revenues ...............................     121,150           4,317       125,467      121,271        9,615       130,886
                                                ----------      ----------    ----------   ----------    ---------    ----------

EXPENSES:
Property operating expenses ..................      41,420             792        42,212       40,354          640        40,994
Marketing, general and administrative ........       4,604           2,535         7,139        4,624        2,873         7,497
Interest .....................................      12,964           8,032        20,996       12,906       10,725        23,631
Depreciation and amortization ................      24,597           1,539        26,136       21,535        1,986        23,521
                                                ----------      ----------    ----------   ----------    ---------    ----------
Total Expenses ...............................      83,585          12,898        96,483       79,419       16,224        95,643
                                                ----------      ----------    ----------   ----------    ---------    ----------

Income (loss) before minority interests and
    preferred dividends and distributions ....  $   37,565      $   (8,581)   $   28,984   $   41,852   $   (6,609)   $   35,243
                                                ==========      ==========    ==========   ==========   ==========    ==========

Total assets .................................  $2,660,419      $  254,127    $2,914,546   $2,642,468   $  421,176    $3,063,644
                                                ==========      ==========    ==========   ==========   ==========    ==========


10.      RELATED PARTY TRANSACTIONS

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc., ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies outside the Company's core office and industrial focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of March 31, 2002, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of March 31, 2002, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $ 19.6 million.

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

At December 31, 2001, the Company, pursuant to Section 166 of the Internal Revenue Code of 1986, charged off $70 million of the aforementioned reserve directly related to the FrontLine Facility, including accrued interest. On February 14, 2002, the Company charged off an additional $38 million of the reserve directly related to the FrontLine Facility, including accrued interest and $47 million of the reserve directly related to the RSVP Facility, including accrued interest.

FrontLine is in default under the FrontLine Loans from the Operating Partnership, has insufficient cash reserves to continue operations for the next twelve months and has reported that it is currently in discussions with its creditors, including the Company, and that it may be required to seek protection from creditors under federal bankruptcy laws. FrontLine has reported that although negotiations are ongoing, it does not appear likely that a satisfactory restructuring of these obligations will be achieved. Accordingly, FrontLine has stated that it is currently considering its future options, including seeking protection from its creditors under the federal bankruptcy laws.

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

Both the FrontLine Facility and the RSVP Facility have a term of five years, are unsecured and advances under each are recourse obligations of FrontLine. Notwithstanding the valuation reserve, under the terms of the credit facilities, interest accrued on the FrontLine Loans at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that were outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. In March 2001, the credit facilities were amended to provide that (i) interest is payable only at maturity and (ii) the Company may transfer all or any portion of its rights or obligations under the credit facilities to its affiliates. The Company requested these changes as a result of changes in REIT tax laws. As a result of FrontLines default under the FrontLine Loans, interest on borrowings thereunder accrue interest at default interest rates ranging between 13% and 14.5% per annum.

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

11.      COMMITMENTS AND CONTINGENCIES

HQ Global Workplaces, Inc., ("HQ") one of the largest providers of flexible officing solutions in the world and which is controlled by FrontLine currently operates eleven executive office centers in the Company's properties, three of which are held through joint ventures. The leases under which these office centers operate expire between 2008 and 2011, encompass approximately 225,000 square feet and have current contractual annual base rents of approximately $6.7 million. On March 13, 2002, as a result of experiencing financial difficulties, HQ voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As of March 31, 2002, HQ's leases with the Company were in default under their lease terms and further, HQ petitioned the Bankruptcy Court to reject two of their leases with the Company effective March 13, 2002. The two rejected leases aggregate approximately 23,900 square feet and provided for contractual base rents of approximately $548,000 for the 2002 calendar year. In addition, commencing April 1, 2002 and pursuant to the bankruptcy filing, HQ has been paying current rental charges, other than the two leases which are being petitioned for rejection, under their leases with the Company. There can be no assurances as to whether HQ will affirm or reject the remaining leases with the Company or whether or not the Bankruptcy Court will grant HQ's petition to reject the two aforementioned leases. The Company reserved approximately $500,000 (net of minority partners' interests and including the Company's share of unconsolidated joint venture interest), or 74%, of the amounts due from HQ as of March 31, 2002.

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

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Company's net income, because taking an impairment results in an immediate negative adjustment to net income. In determining impairment, if any, the Company has adopted the use of Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets.

OVERVIEW AND BACKGROUND

The Company is a self-administered and self-managed real estate investment trust ("REIT") specializing in the acquisition, leasing, financing, management and development of office and industrial properties. The Company's growth strategy is focused on the real estate markets in and around the New York tri-state area (the "Tri-State Area").

The Company owns all of the interests in its real properties through Reckson Operating Partnership, L.P. (the "Operating Partnership"). As of March 31, 2002, the Company owned and operated 77 office properties (inclusive of eleven office properties which are owned through joint ventures) comprising approximately 13.8 million square feet, 102 industrial properties comprising approximately 6.8 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area.

The Company also owns approximately 254 acres of land in 12 separate parcels of which the Company can develop approximately two million square feet of office space and approximately 450,000 square feet of industrial space. On April 1, 2002, the Company paid approximately $23.8 million to acquire an additional 52.7 acres of land located in Valhalla, NY on which the Company can develop approximately 875,000 square feet of office space. The Company financed this acquisition in part from the sales proceeds of an office property being held by a qualified intermediary for the purposes of an exchange of real property pursuant to Section 1031 of the Internal Revenue Code of 1986 and from an advance under the Credit Facility. In addition, the Company owns a 32 acre land parcel in Rye Brook, NY which is under contract for sale for approximately $22.3 million. The closing is scheduled to occur during 2002.

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

On December 21, 2001, the Company formed a joint venture with the New York State Teachers' Retirement Systems ("NYSTRS") whereby NYSTRS acquired a 49% indirect interest in the property located at 919 Third Avenue, New York, NY for $220.5 million which included $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of cash which was then distributed to the Company. For purposes of its financial statements the Company consolidates this joint venture.

In addition, the Company has entered into a contract to sell, for approximately $18.5 million, two Class A office properties located in Westchester County, NY aggregating approximately 157,000 square feet. The closing is scheduled to occur during the second quarter of 2002.

The market capitalization of the Company at March 31, 2002 was approximately $3.3 billion. The Company's market capitalization is based on the sum of (i) the market value of the Company's Class A common stock and common units of limited partnership interest in the Operating Partnership ("OP Units") (assuming conversion) of $24.66 per share/unit (based on the closing price of the Company's Class A common stock on March 28, 2002), (ii) the market value of the Company's Class B common stock of $25.76 per share (based on the closing price of the Company's Class B common stock on March 28, 2002), (iii) the liquidation preference value of the Company's Series A preferred and Series B preferred stock of $25 per share, (iv) the liquidation preference value of the Operating Partnership's preferred units of $1,000 per unit and (v) the approximately $1.3 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) of debt outstanding at March 31, 2002. As a result, the Company's total debt to total market capitalization ratio at March 31, 2002 equaled approximately 39.0%.

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc., ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies outside the Company's core office and industrial focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of March 31, 2002, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of March 31, 2002, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $ 19.6 million.

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

At December 31, 2001, the Company, pursuant to Section 166 of the Internal Revenue Code of 1986, charged off $70 million of the aforementioned reserve directly related to the FrontLine Facility, including accrued interest. On February 14, 2002, the Company charged off an additional $38 million of the reserve directly related to the FrontLine Facility, including accrued interest and $47 million of the reserve directly related to the RSVP Facility, including accrued interest.

FrontLine is in default under the FrontLine Loans from the Operating Partnership, has insufficient cash reserves to continue operations for the next twelve months and has reported that it is currently in discussions with its creditors, including the Company, and that it may be required to seek protection from creditors under federal bankruptcy laws. FrontLine has reported that although negotiations are ongoing, it does not appear likely that a satisfactory restructuring of these obligations will be achieved. Accordingly, FrontLine has stated that it is currently considering its future options, including seeking protection from its creditors under the federal bankruptcy laws.

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

Both the FrontLine Facility and the RSVP Facility have a term of five years, are unsecured and advances under each are recourse obligations of FrontLine. Notwithstanding the valuation reserve, under the terms of the credit facilities, interest accrued on the FrontLine Loans at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that were outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. In March 2001, the credit facilities were amended to provide that (i) interest is payable only at maturity and (ii) the Company may transfer all or any portion of its rights or obligations under the credit facilities to its affiliates. The Company requested these changes as a result of changes in REIT tax laws. As a result of FrontLines default under the FrontLine Loans, interest on borrowings thereunder accrue interest at default interest rates ranging between 13% and 14.5% per annum.

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

HQ Global Workplaces, Inc., ("HQ") one of the largest providers of flexible officing solutions in the world and which is controlled by FrontLine currently operates eleven executive office centers in the Company's properties, three of which are held through joint ventures. The leases under which these office centers operate expire between 2008 and 2011, encompass approximately 225,000 square feet and have current contractual annual base rents of approximately $6.7 million. On March 13, 2002, as a result of experiencing financial difficulties, HQ voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As of March 31, 2002, HQ's leases with the Company were in default under their lease terms and further, HQ petitioned the Bankruptcy Court to reject two of their leases with the Company effective March 13, 2002. The two rejected leases aggregate approximately 23,900 square feet and provided for contractual base rents of approximately $548,000 for the 2002 calendar year. In addition, commencing April 1, 2002 and pursuant to the bankruptcy filing, HQ has been paying current rental charges, other than the two leases which are being petitioned for rejection, under their leases with the Company. There can be no assurances as to whether HQ will affirm or reject the remaining leases with the Company or whether or not the Bankruptcy Court will grant HQ's petition to reject the two aforementioned leases. The Company reserved approximately $500,000 (net of minority partners' interests and including the Company's share of unconsolidated joint venture interest), or 74%, of the amounts due from HQ as of March 31, 2002.

RESULTS  OF OPERATIONS

Three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

The Company's total revenues decreased by $5.4 million or 4.1% for the three months ended March 31, 2002 as compared to the 2001 period. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") decreased by $934,000 or .8% for the three months ended March 31, 2002 as compared to the 2001 period. The change in Property Operating Revenues is primarily attributable to increases in rental rates in our "same store" properties amounting to $5.6 million. In addition, $1.9 million of the increase was generated by lease up of newly developed and redeveloped properties. These increases in Property Operating Revenues were offset by $4.2 million of revenue attributable to six properties that were sold in 2001. The Company's base rent reflects the positive impact of the straight-line rent adjustment of $8.7 million for the three months ended March 31, 2002 as compared to $11.2 million for the 2001 period. Included in the $8.7 million straight-line rent adjustment is $5.3 million attributable to 919 Third Avenue as compared to $7.5 million for the 2001 period. This amount is primarily attributable to the free rent period, which was effective through February 28, 2002, contained in the lease of the largest tenant in the building. Other revenues (excluding Property Operating Revenues) decreased by $4.5 million or 60.2% for the three months ended March 31, 2002 as compared to the 2001 period. This decrease is primarily attributable to $4.6 million of interest income accrued on the FrontLine Loans during the 2001 period with no such comparable interest accrual for the 2002 period.

Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $1.2 million or 3.0% for the three months ended March 31, 2002 as compared to the 2001 period. This increase is primarily due to $2.8 million of property operating expense increases of which $1.5 million related to our "same-store" properties including $0.9 million attributable to an increase in real estate taxes. These increases in Property Expenses were offset by $1.6 million of expenses attributable to six properties that were sold in 2001.

Gross Operating Margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the three months ended March 31, 2002 and 2001 were 65.5% and 66.8%, respectively. The decrease in Gross Operating Margins is primarily attributable to decreases in average occupancy of the portfolio.

Marketing, general and administrative expenses decreased by approximately $358,000 for 4.8% or the three months ended March 31, 2002 as compared to the 2001 period. The decrease in marketing, general and administrative expenses is primarily due to staff reduction and cost containment. Marketing, general and administrative expenses, as a percentage of total revenues, were 5.7% for the three month periods ended March 31, 2002 and 2001.

Interest expense decreased by approximately $2.6 million for the three months ended March 31, 2002 as compared to the 2001 period. The decrease was primarily attributable to a decrease in interest expense on the Company's variable rate debt due to lower interest rates and a lower average balance outstanding on the Company's Credit Facility. The weighted average balance outstanding was $205.5 million for the three months ended March 31, 2002 as compared to $254.4 million for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company had a three year $575 million unsecured revolving credit facility (the "Credit Facility") from The Chase Manhattan Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September 2003 and borrowings under the Credit Facility are currently priced off LIBOR plus 105 basis points.

The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At March 31, 2002, the Company had availability under the Credit Facility to borrow an additional $358.0 million (of which, approximately $25.9 million has been allocated for outstanding undrawn letters of credit), subject to compliance with certain financial covenants.

During the three months ended March 31, 2002, approximately 11,303 Series B preferred units of limited partnership interest in the Operating Partnership, with a liquidation preference value of approximately $11.3 million, were exchanged for 451,934 OP Units at a price of $25.01 per OP Unit.

The Company has entered into a contract to sell, for approximately $18.5 million, two Class A office properties located in Westchester County, NY aggregating approximately 157,000 square feet. The closing is scheduled to occur during the second quarter of 2002. In addition, the Company owns a 32 acre land parcel in Rye Brook, NY which is under contract for sale for approximately $22.3 million. The closing is scheduled to occur during 2002.

The following table sets forth the Company's invested capital (before valuation reserves) in RSVP controlled (REIT-qualified) joint ventures and amounts which were advanced under the RSVP Commitment to FrontLine, for its investment in RSVP controlled investments (in thousands):



                                       RSVP controlled
                                        joint ventures         Amounts advanced           Total
                                       ---------------         ----------------         --------

     Privatization                        $ 21,480               $  3,520               $ 25,000
     Student Housing                        18,086                  3,935                 22,021
     Medical Offices                        20,185                     --                 20,185
     Parking                                    --                  9,091                  9,091
     Resorts                                    --                  8,057                  8,057
     Net leased retail                          --                  3,180                  3,180
     Other assets and overhead                  --                 21,598                 21,598
                                          --------               --------               --------
                                          $ 59,751               $ 49,381               $109,132
                                          ========               ========               ========



Included in these investments is approximately $17.9 million of cash that has been contributed to the respective RSVP controlled joint ventures or advanced under the RSVP Commitment to FrontLine and is being held, along with cash from the preferred investors.

The Company currently has issued and outstanding 10,283,513 shares of Class B Exchangeable Common Stock, par value $.01 per share (the "Class B common stock"). The shares of Class B common stock currently receive an annual dividend of $2.5968 per share, which is subject to adjustment annually based on a formula which measures increases or decreases in the Company's Funds From Operations ("FFO"), as defined, over a base year. Accordingly, to the extent FFO for the twelve month period ending June 30, 2002 is less than the FFO for same period ended June 30, 2001, the dividend rate on the Class B common stock will be reduced pursuant to the Articles Supplementary under which the Class B common stock was issued.

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

The Board of Directors of the Company has authorized the purchase of up to an additional five million shares of the Company's Class B common stock and/or its Class A common stock. Transactions conducted on the New York Stock Exchange will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. Previously, under the Company's prior stock buy-back program, the Company purchased and retired 1,410,804 shares of Class B common stock at an average price of $21.48 per Class B share and 61,704 shares of Class A common stock at an average price of $23.03 per Class A share for an aggregate purchase price of approximately $31.7 million. In addition, the Board of Directors of the Company has formed a pricing committee to consider purchases of the Company's outstanding preferred securities.

The Company's indebtedness at March 31, 2002 totaled approximately $1.3 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) and was comprised of $217 million outstanding under the Credit Facility, approximately $449.5 million of senior unsecured notes and approximately $612.7 million of mortgage indebtedness. Based on the Company's total market capitalization of approximately $3.3 billion at March 31, 2002 (calculated based on the sum of (i) the market value of the Company's Class A common stock and OP Units, assuming conversion, (ii) the market value of the Company's Class B common stock, (iii) the liquidation preference value of the Company's preferred stock, (iv) the liquidation preference value of the Operating Partnership's preferred units and (v) the $1.3 billion of debt), the Company's debt represented approximately 39.0% of its total market capitalization.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth the Company's significant debt obligations by scheduled principal cash flow payments and maturity date and its commercial commitments by scheduled maturity at March 31, 2002 (in thousands):



                                                               MATURITY DATE
                              ---------------------------------------------------------------------------------
                                 2002          2003          2004          2005           2006      Thereafter     Total
                              ----------    ----------    ----------    ----------    ----------    ----------    ----------

Mortgage notes payable(1)     $    8,576    $   12,300    $   13,169    $   14,167    $   13,785    $  131,831    $  193,828
Mortgage notes payable(2)             --            --         2,616        18,553       129,920       403,674       554,763
Senior unsecured notes                --            --       100,000            --            --       350,000       450,000
Unsecured credit facility             --       217,000            --            --            --            --       217,000
Land lease obligations             2,015         2,687         2,811         2,814         2,795        49,921        63,043
Air rights lease obligations         276           369           379           379           379         4,658         6,440
                              ----------    ----------    ----------    ----------    ----------    ----------    ----------
                              $   10,867    $  232,356    $  118,975    $   35,913    $  146,879    $  940,084    $1,485,074
                              ==========    ==========    ==========    ==========    ==========    ==========    ==========



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

In addition, at March 31, 2002, the Company had approximately $24.4 million and $1.5 million in outstanding undrawn standby letters of credit issued under the Credit Facility which expire in 2002 and 2003, respectively.

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

As a result of current economic conditions, certain tenants have either not renewed their leases upon expiration or have paid the Company to terminate their leases. In addition, vacancy rates in our markets have been trending higher and in some instances our asking rents in our markets have been trending lower. Additionally, due to the events of September 11th, the Company anticipates higher operating expenses as they relate to certain insurance coverage and security measures.

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

The following table presents the Company's FFO calculation (unaudited and in thousands, except per share/unit data):


                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                          -------------------------
                                                                                            2002              2001
                                                                                          -------           -------

Net income available to common shareholders ..........................................    $15,982           $20,688
Adjustments for basic funds from operations:
  Add:
   Limited partners' minority interest in the operating partnership ..................      1,934             2,715
   Real estate depreciation and amortization .........................................     25,321            22,988
   Minority partners' interests in consolidated partnerships .........................      5,120             5,755
  Less:
   Gain on sales of real estate ......................................................        537                --
   Amounts distributable to minority partners in consolidated partnerships ...........      6,563             5,701
                                                                                          -------           -------


Basic Funds From Operations ("FFO") ..................................................     41,257            46,445
  Add:

   Dividends and distributions on dilutive shares and units ..........................      5,948             7,679
                                                                                          -------           -------
   Diluted FFO .......................................................................    $47,205           $54,124
                                                                                          =======           =======


Weighted average common shares outstanding ...........................................     60,297            55,767
Weighted average units of limited partnership interest outstanding ...................      7,507             7,693
                                                                                          -------           -------

Basic weighted average common shares and units outstanding ...........................     67,804            63,460
Adjustments for dilutive FFO weighted average shares and units outstanding:

     Add:
      Weighted average common stock equivalents ......................................        337               466
      Weighted average shares of Series A Preferred Stock ............................      8,060             8,060
      Weighted average shares of Series B Preferred Stock ............................      1,919             1,919
      Weighted average shares of minority partners preferred interest ................         --             3,454
      Weighted average shares of preferred limited partnership interest ..............        993             1,367
                                                                                          -------           -------
Dilutive FFO weighted average shares and units outstanding ...........................     79,113            78,726
                                                                                          =======           =======




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

The following table sets forth the Company's long term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at March 31, 2002 (dollars in thousands):



                                        For the Year Ended December 31,
                          -------------------------------------------------------------
                             2002        2003        2004        2005          2006      Thereafter     Total(1)        FMV
                          -----------------------------------------------------------------------------------------------------
Long term debt:
Fixed rate .............  $  8,576    $ 12,300    $ 115,785    $  32,720    $ 143,705    $  885,505    $1,198,591    $1,218,164
    Weighted average
      Interest rate.....      7.52%       7.51%        7.47%        6.92%        7.38%         7.34%         7.35%

    Variable rate.......  $     --    $217,000    $      --    $      --    $      --    $       --    $  217,000    $  217,000
    Weighted average
      Interest rate.....        --        3.05%          --           --           --            --          3.05%




(1) Includes unamortized issuance discounts of approximately $516 on the 5 and 10-year senior unsecured notes issued on March 26, 1999 which are due at maturity.

In addition, a one percent increase in the LIBOR rate would have an approximate $2.2 million annual increase in interest expense based on $217.0 million of variable rate debt outstanding at March 31, 2002.

The following table sets forth the Company's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at March 31, 2002 (dollars in thousands):



                                        For the Year Ended December 31,
                          -------------------------------------------------------------
                             2002        2003        2004        2005          2006      Thereafter     Total(1)        FMV
                          -----------------------------------------------------------------------------------------------------

Mortgage notes and
     notes receivable:
    Fixed rate.........   $ 1,161     $     --    $  36,500     $     --    $      --    $   16,990    $   54,651    $   55,903
    Weighted average
     Interest rate.....       9.0%          --        10.23%          --           --         11.90%        10.72%



(1)    Excludes interest receivables aggregating approximately $1,059.

NON-INCREMENTAL REVENUE GENERATING CAPITAL EXPENDITURES, TENANT IMPROVEMENT COSTS AND LEASING COMMISSIONS

       The following table summarizes the expenditures incurred for capital expenditures for the entire portfolio and tenant improvements and leasing commissions for space leased at the Company's office and industrial properties for the years 1998 through 2001 and the three months ended March 31, 2002.


                                                    NON-INCREMENTAL REVENUE GENERATING CAPITAL EXPENDITURES

                                                                                                      Average
                                         1998            1999            2000            2001         1998-2001          1Q02
                                     -------------- ---------------  --------------  -------------- ---------------  --------------
       Suburban Office Properties
         Total                          $2,004,976      $2,298,899      $3,289,116      $4,606,069      $3,049,765      $1,252,454
         Per Square Foot                      0.23            0.23            0.33                            0.31           $0.12
                                                                                              0.45

       NYC Office Properties
         Total                            N/A            N/A              $946,718      $1,584,501      $1,265,610        $147,258
         Per Square Foot                  N/A            N/A                  0.38                            0.42           $0.04
                                                                                              0.45

      Industrial Properties
         Total                          $1,205,266      $1,048,688        $813,431        $711,666        $944,763        $112,022
         Per Square Foot                      0.12            0.11            0.11                            0.11           $0.02
                                                                                              0.11

                                               NON-INCREMENTAL REVENUE GENERATING TENANT IMPROVEMENTS AND LEASING COMMISSIONS

                                            1998           1999             2000            2001
                                     ---------------  --------------   --------------  ---------------
  Long Island Office Properties
    Tenant Improvements                  $1,140,251      $1,009,357       $2,853,706       $2,722,457
    Per Square Foot Improved                   3.98            4.73             6.99             8.47
    Leasing Commissions                    $418,191        $551,762       $2,208,604       $1,444,412
    Per Square Foot Leased                     1.46            2.59             4.96             4.49
                                     ---------------  --------------   --------------  ---------------
     Total Per Square Foot                    $5.44           $7.32           $11.95           $12.96
                                     ===============  ==============   ==============  ===============

  Westchester Office Properties
    Tenant Improvements                    $711,160      $1,316,611       $1,860,027       $2,584,728
    Per Square Foot Improved                   4.45            5.62             5.72             5.91
    Leasing Commissions                    $286,150        $457,730         $412,226       $1,263,012
    Per Square Foot Leased                     1.79            1.96             3.00             2.89
                                     ---------------  --------------   --------------  ---------------
     Total Per Square Foot                    $6.24           $7.58            $8.72            $8.80
                                     ===============  ==============   ==============  ===============

  Connecticut Office Properties
    Tenant Improvements                    $202,880        $179,043         $385,531         $213,909
    Per Square Foot Improved                   5.92            4.88             4.19             1.46
    Leasing Commissions                    $151,063        $110,252         $453,435         $209,322
    Per Square Foot Leased                     4.41            3.00             4.92             1.43
                                     ---------------  --------------   --------------  ---------------
     Total Per Square Foot                   $10.33           $7.88            $9.11            $2.89
                                     ===============  ==============   ==============  ===============

  New Jersey Office Properties
    Tenant Improvements                    $654,877        $454,054       $1,580,323       $1,146,385
    Per Square Foot Improved                   3.78            2.29             6.71             2.92
    Leasing Commissions                    $396,127        $787,065       $1,031,950       $1,602,962
    Per Square Foot Leased                     2.08            3.96             4.44             4.08
                                     ---------------  --------------   --------------  ---------------
     Total Per Square Foot                    $5.86           $6.25           $11.15            $7.00
                                     ===============  ==============   ==============  ===============

  New York City Office Properties
    Tenant Improvements                      N/A              N/A            $65,267         $788,930
    Per Square Foot Improved                 N/A              N/A               1.79            15.69
    Leasing Commissions                      N/A              N/A           $418,185       $1,098,829
    Per Square Foot Leased                   N/A              N/A              11.50            21.86
                                     ---------------  --------------   --------------  ---------------
     Total Per Square Foot                   N/A              N/A             $13.29           $37.55
                                     ===============  ==============   ==============  ===============

  Industrial Properties
    Tenant Improvements                    $283,842        $375,646         $650,216       $1,366,488
    Per Square Foot Improved                   0.76            0.25             0.95             1.65
    Leasing Commissions                    $200,154        $835,108         $436,506         $354,572
    Per Square Foot Leased                     0.44            0.56             0.64             0.43
                                     ---------------  --------------   --------------  ---------------
     Total Per Square Foot                    $1.20           $0.81            $1.59            $2.08
                                     ===============  ==============   ==============  ===============


                                        Average
                                       1998-2001            1Q02            New            Renewal
                                    --------------    --------------  -------------    ---------------
  Long Island Office Properties
    Tenant Improvements                 $1,931,443          $408,299       $320,921            $87,378
    Per Square Foot Improved                  6.04              6.34          13.81               2.12
    Leasing Commissions                 $1,155,742          $250,157       $175,216            $74,941
    Per Square Foot Leased                    3.38              3.88           7.54               1.82
                                     --------------   --------------- --------------   ----------------
     Total Per Square Foot                   $9.42             10.22         $21.35              $3.94
                                     ==============   =============== ==============   ================

  Westchester Office Properties
    Tenant Improvements                 $1,618,132          $740,852       $644,517            $96,335
    Per Square Foot Improved                  5.43              7.61          13.14               2.00
    Leasing Commissions                   $604,780          $359,568       $209,738           $149,830
    Per Square Foot Leased                    2.41              3.69           4.27               3.10
                                     --------------   --------------- --------------   ----------------
     Total Per Square Foot                   $7.84            $11.30         $17.41              $5.10
                                     ==============   =============== ==============   ================

  Connecticut Office Properties
    Tenant Improvements                   $245,341           $58,218        $56,498             $1,720
    Per Square Foot Improved                  4.11              7.99          11.63               0.71
    Leasing Commissions                   $231,018           $31,498        $31,498                 $0
    Per Square Foot Leased                    3.44              4.33           6.48                  -
                                     --------------   --------------- --------------   ----------------
     Total Per Square Foot                   $7.55            $12.32         $18.11               0.71
                                     ==============   =============== ==============   ================

  New Jersey Office Properties
    Tenant Improvements                   $958,910          $216,839        $66,674           $150,165
    Per Square Foot Improved                  3.93              9.77          11.79               9.08
    Leasing Commissions                   $954,526           $11,068        $11,068                 $0
    Per Square Foot Leased                    3.64              0.50           1.96                  -
                                     --------------   --------------- --------------   ----------------
     Total Per Square Foot                   $7.57            $10.27         $13.75              $9.08
                                     ==============   =============== ==============   ================

  New York City Office Properties
    Tenant Improvements                   $427,099        $1,282,734       $602,100           $680,634
    Per Square Foot Improved                  8.74             21.64          16.28              30.54
    Leasing Commissions                   $758,507          $588,161       $304,300           $283,861
    Per Square Foot Leased                   16.68              9.92           8.23              12.74
                                     --------------   --------------- --------------   ----------------
     Total Per Square Foot                  $25.42            $31.56          24.51             $43.28
                                     ==============   =============== ==============   ================

  Industrial Properties
    Tenant Improvements                   $669,048          $586,466       $577,373             $9,093
    Per Square Foot Improved                  0.90              1.70           4.17                  -
    Leasing Commissions                   $456,585          $292,487       $251,687            $40,800
    Per Square Foot Leased                    0.52              0.85           1.82               0.20
                                     --------------   --------------- --------------   ----------------
     Total Per Square Foot                   $1.42             $2.55           5.99              $0.20
                                     ==============   =============== ==============   ================


LEASE EXPIRATIONS

The following table sets forth scheduled lease expirations for executed leases as of March 31, 2002:

LONG ISLAND OFFICE PROPERTIES (EXCLUDING OMNI):



           Year of                Total Rentable   % of Total           Per            Per
            Lease        Number    Square Feet   Rentable Square   Square Foot    Square Foot
          Expiration   of Leases    Expiring      Feet Expiring    S/L Rent (1)     Rent (2)
         ----------    ---------    --------     -------------     ------------     --------
2002                      22        78,420          2.5%           $23.82           $26.06
2003                      46       322,001         10.2%           $24.32           $26.83
2004                      48       306,231          9.7%           $23.23           $24.46
2005                      67       402,049         12.7%           $25.14           $28.04
2006                      44       169,206          5.3%           $26.40           $28.69
2007                      26       411,249         13.0%           $24.57           $30.45
2008 and thereafter       74     1,477,312         46.6%              -                -
                          --     ---------         ----

Total/Weighted Average   327     3,166,468        100.0%              -                -
                         ===     =========        =====



             OMNI

           Year of                Total Rentable   % of Total           Per            Per
            Lease         Number    Square Feet   Rentable Square   Square Foot    Square Foot
          Expiration    of Leases    Expiring      Feet Expiring    S/L Rent (1)     Rent (2)
         ----------     ---------    --------     -------------     ------------     --------
2002                     2          33,890          6.3%           $33.55           $36.68
2003                     3          49,793          9.3%           $29.54           $35.16
2004                     5         113,793         21.2%           $27.27           $34.74
2005                     6          59,115         11.0%           $27.91           $35.45
2006                     0            -             0.0%              -                -
2007                     2          59,722         11.1%           $26.86           $34.41
2008 and thereafter      9         220,105         41.1%              -                -
                         -         -------         ----

Total/Weighted Average   27        536,418        100.0%              -                -
                         ==        =======        =====



      WESTCHESTER OFFICE

           Year of                                 Total Rentable    % of Total         Per              Per
            Lease                Number             Square Feet     Rentable Square  Square Foot      Square
          Expiration            of Leases            Expiring      Feet Expiring   S/L Rent (1)       Rent (2)
          ----------           ---------             --------      -------------   ------------       --------
2002                                 38               275,301          8.9%           $21.76           $22.70
2003                                 47               243,025          7.8%           $22.22           $23.88
2004                                 35               171,448          5.5%           $21.40           $22.46
2005                                 48               457,964         14.8%           $22.94           $24.01
2006                                 39               718,904         23.2%           $22.69           $24.47
2007                                 29               416,130         13.4%           $24.85           $27.41
2008 and thereafter                  35               819,165         26.4%              -                -
                                     --             ----------        -----

Total/Weighted Average              271             3,101,937        100.0%              -                -
                                    ===             ==========       ======






STAMFORD OFFICE

           Year of                               Total Rentable      % of Total           Per              Per
            Lease                   Number        Square Feet     Rentable Square     Square Foot      Square Foot
          Expiration              of Leases         Expiring       Feet Expiring      S/L Rent (1)       Rent (2)
          ----------              ---------         --------       -------------      ------------       --------
2002                                  17                 45,536          4.3%             $24.67           $25.56
2003                                  21                145,485         13.8%             $30.85           $31.72
2004                                  28                236,570         22.4%             $21.92           $23.08
2005                                  21                118,584         11.2%             $26.63           $28.57
2006                                  24                291,313         27.6%             $24.17           $25.06
2007                                   9                 92,541          8.8%             $31.92           $34.29
2008 and thereafter                    7                125,617         11.9%               -                -
                                     ---       ----------------        ------

Total/Weighted Average               127              1,055,646        100.0%               -                -
                                     ===        ===============        ======


NEW JERSEY OFFICE


           Year of                               Total Rentable      % of Total           Per              Per
            Lease                   Number        Square Feet     Rentable Square     Square Foot      Square Foot
          Expiration              of Leases         Expiring       Feet Expiring      S/L Rent (1)       Rent (2)
          ----------              ---------         --------       -------------      ------------       --------
2002                                  15                123,058         7.0%             $20.08           $20.78
2003                                  20                319,328        18.1%             $27.16           $28.21
2004                                  28                206,608        11.7%             $23.08           $23.89
2005                                  27                271,611        15.4%             $23.78           $24.81
2006                                  17                192,248        10.9%             $24.40           $25.87
2007                                   3                 46,639         2.6%             $20.89           $23.69
2008 and thereafter                   17                602,282        34.3%               -                -
                                      --        ----------------       -----

Total/Weighted Average               128              1,761,774       100.0%               -                -
                                     ===        ===============       ======


NEW YORK CITY OFFICE


           Year of                               Total Rentable      % of Total           Per              Per
            Lease                   Number        Square Feet     Rentable Square     Square Foot      Square Foot
          Expiration              of Leases         Expiring       Feet Expiring      S/L Rent (1)       Rent (2)
          ----------              ---------         --------       -------------      ------------       --------
2002                                  16                161,496         4.7%             $35.76           $34.14
2003                                   7                114,987         3.4%             $32.08           $33.00
2004                                  20                223,677         6.6%             $36.24           $39.53
2005                                  33                449,384        13.2%             $35.52           $38.07
2006                                  52                341,686        10.0%             $30.16           $31.81
2007                                   9                117,577         3.4%             $34.16           $36.93
2008 and thereafter                   84              2,003,577        58.7%               -                -
                                      --        ---------------        -----

Total/Weighted Average               221              3,412,384        100.0%              -                -
                                     ===        ===============        ======

INDUSTRIAL

           Year of                               Total Rentable      % of Total           Per            Per
            Lease                   Number        Square Feet      Rentable Square    Square Foot    Square Foot
          Expiration              of Leases         Expiring        Feet Expiring     S/L Rent (1)     Rent (2)
          ----------              ---------         --------        -------------     ------------     --------
2002                                  14                192,055          3.8%            $6.79          $7.34
2003                                  22                578,712         11.3%            $5.67          $6.77
2004                                  34                561,670         11.0%            $6.56          $7.61
2005                                  25                461,741          9.1%            $5.90          $7.43
2006                                  38                859,320         16.8%            $6.64          $7.85
2007                                  20                220,266          4.3%            $7.57          $9.19
2008 and thereafter                   45              2,231,320         43.7%              -              -
                                      --        ----------------       ------

Total / Weighted Average             198              5,105,084        100.0%              -              -
                                     ===        ================       ======


RESEARCH & DEVELOPMENT


           Year of                               Total Rentable      % of Total           Per            Per
            Lease                   Number        Square Feet      Rentable Square    Square Foot    Square Foot
          Expiration              of Leases         Expiring        Feet Expiring     S/L Rent (1)     Rent (2)
          ----------              ---------         --------        -------------     ------------     --------
2002                                  1               4,620             0.4%             $12.85         $13.59
2003                                  5              91,938             8.2%             $10.36         $10.76
2004                                  9              99,218             8.9%             $13.86         $15.07
2005                                  7             457,440            40.9%             $ 8.98         $11.14
2006                                  6              83,061             7.4%             $18.53         $21.50
2007                                  4              85,444             7.6%             $12.60         $13.95
2008 and thereafter                   14            298,015            26.6%               -              -
                                      --        ----------------      ------

Total / Weighted Average              46          1,119,736           100.0%               -              -
                                      ==        ================      ======

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

    On or about October 3, 2001, Burgess Services, LLC ("Burgess Services"), Dominion Venture Group, LLC ("Dominion Venture Group") and certain affiliated parties commenced an action in Oklahoma State Court against Reckson Strategic Venture Partners, LLC ("RSVP"), the Company, and RAP-Dominion LLC ("RAP-Dominion"), a joint venture through which the Company invested with RSVP in a venture with certain of the plaintiffs. On April 10, 2002, the litigation was settled without liability on the part of the Company or the defendant. In connection with the settlement, the joint venture will be terminated.


Item 2. Changes in Securities and use of proceeds - None
Item 3. Defaults Upon Senior Securities - None
Item 4. Submission of Matters to a Vote of Securities Holders - None
Item 5. Other information - None
Item 6. Exhibits and Reports on Form 8-K
           a)  Exhibits - None

           b) During the three months ended March 31, 2002, the Registrant filed the following reports on Form 8-K:

               On January 8, 2002, the Registrant submitted a report on Form 8-K under Item 5 thereof relating to the sale by a subsidiary of the Registrant of a 49% interest in the property located at 919 Third Avenue.

               On March 7, 2002, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit its fourth quarter presentation in satisfaction of the requirements of Regulation FD.

               On March 7, 2002, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit supplemental operating and financial data for the quarter ended December 31, 2001 in satisfaction of the requirements of Regulation FD.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



RECKSON ASSOCIATES REALTY CORP.

By:        /s/ Scott H. Rechler                                                   /s/ Michael Maturo
   ----------------------------------------------------                  ------------------------------------------------
Scott H. Rechler, Co-Chief Executive Officer                             Michael Maturo, Executive Vice President,
                                                                         Treasurer and Chief Financial Officer
Date:  May 2, 2002

