Form 10-Q
period 2002-06-30
RECKSON ASSOCIATES REALTY CORP
filed 2002-08-14
CIK 930548

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


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002



                         COMMISSION FILE NUMBER: 1-13762


                               ----------------


                        RECKSON ASSOCIATES REALTY CORP.
            (Exact name of registrant as specified in its charter)




                    MARYLAND                                   11-3233650
(State or other jurisdiction of incorporation     (IRS Employer Identification Number)
                    or organization)


       225 BROADHOLLOW ROAD, MELVILLE, NY                         11747
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


                               ----------------


     The company has two classes of common stock, par value $.01 par value per share, with 49,132,033 and 9,915,313 shares of Class A common stock and Class B common stock outstanding, respectively as of August 12, 2002

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        RECKSON ASSOCIATES REALTY CORP.
                                QUARTERLY REPORT
                   FOR THE THREE MONTHS ENDED JUNE 30, 2002


                                TABLE OF CONTENTS





  INDEX                                                                                          PAGE
--------                                                                                        -----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         Consolidated Balance Sheets as of June 30, 2002 (unaudited) and
         December 31, 2001 ....................................................................   2
         Consolidated Statements of Income for the three and six months ended June 30, 2002 and
         2001 (unaudited) .....................................................................   3
         Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and
         2001 (unaudited) .....................................................................   4
         Notes to the Consolidated Financial Statements (unaudited) ...........................   5
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations   17
Item 3.  Quantitative and Qualitative Disclosures about Market Risk ...........................  29
Item 6.  Exhibits and Reports on Form 8-K .....................................................  33

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings ....................................................................  34
Item 2.  Changes in Securities and Use of Proceeds ............................................  34
Item 3.  Defaults Upon Senior Securities ......................................................  34
Item 4.  Submission of Matters to a Vote of Securities Holders ................................  34
Item 5.  Other Information ....................................................................  34
SIGNATURES ..................................................................................    35

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                        RECKSON ASSOCIATES REALTY CORP.
                          CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                                    JUNE 30,        DECEMBER 31,
                                                                                      2002              2001
                                                                                ---------------   ---------------
                                                                                  (UNAUDITED)
ASSETS:
Commercial real estate properties, at cost:
 Land .......................................................................     $   418,748       $   408,837
 Building and improvements ..................................................       2,405,072         2,328,374
Developments in progress:
 Land .......................................................................          90,229            69,365
 Development costs ..........................................................          24,919            74,303
Furniture, fixtures and equipment ...........................................           7,791             7,725
                                                                                  -----------       -----------
                                                                                    2,946,759         2,888,604
Less accumulated depreciation ...............................................        (408,349)         (361,960)
                                                                                  -----------       -----------
                                                                                    2,538,410         2,526,644
Investments in real estate joint ventures ...................................           5,697             5,744
Investments in mortgage notes and notes receivable ..........................          55,368            56,234
Investments in service companies and affiliate loans and joint ventures .....          79,178            79,184
Cash and cash equivalents ...................................................          39,389           121,975
Tenant receivables ..........................................................          11,511             9,633
Deferred rents receivable ...................................................          94,264            81,089
Prepaid expenses and other assets ...........................................          25,271            45,495
Contract and land deposits and pre-acquisition costs ........................             101             3,782
Deferred leasing and loan costs .............................................          64,811            64,438
                                                                                  -----------       -----------
TOTAL ASSETS ................................................................     $ 2,914,000       $ 2,994,218
                                                                                  ===========       ===========
LIABILITIES:
Mortgage notes payable ......................................................     $   745,983       $   751,077
Unsecured credit facility ...................................................         176,000           271,600
Senior unsecured notes ......................................................         499,239           449,463
Accrued expenses and other liabilities ......................................          77,919            87,683
Dividends and distributions payable .........................................          33,199            32,988
                                                                                  -----------       -----------
TOTAL LIABILITIES ...........................................................       1,532,340         1,592,811
                                                                                  -----------       -----------
Minority partners' interests in consolidated partnerships ...................         243,286           242,698
Preferred unit interest in the operating partnership ........................          19,662            30,965
Limited partners' minority interest in the operating partnership ............          78,173            81,887
                                                                                  -----------       -----------
                                                                                      341,121           355,550
                                                                                  -----------       -----------
Commitments and contingencies ...............................................              --                --

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 25,000,000 shares authorized
 Series A preferred stock, 9,192,000 shares issued and outstanding ..........              92                92
 Series B preferred stock, 2,000,000 shares issued and outstanding ..........              20                20
Common Stock, $.01 par value, 100,000,000 shares authorized Class A common stock, 50,988,233 and 49,982,377 shares issued and
   outstanding, respectively ................................................             510               500
 Class B common stock, 10,283,513 shares issued and outstanding .............             103               103
 Additional paid in capital .................................................       1,039,814         1,045,142
                                                                                  -----------       -----------
 Total Stockholders' Equity .................................................       1,040,539         1,045,857
                                                                                  -----------       -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................     $ 2,914,000       $ 2,994,218
                                                                                  ===========       ===========


                (see accompanying notes to financial statements)

                        RECKSON ASSOCIATES REALTY CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
       (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     JUNE 30,                       JUNE 30,
                                                          ------------------------------  -----------------------------
                                                               2002            2001            2002           2001
                                                          --------------  --------------  -------------- --------------
REVENUES:
Base rents .............................................   $   109,528     $   111,184     $   216,697    $   218,678
Tenant escalations and reimbursements ..................        14,099          14,165          29,435         30,110
Equity in earnings of real estate joint ventures and
 service companies .....................................           159             801             494          1,199
Interest income on mortgage notes and notes
 receivable ............................................         1,565           1,559           3,121          3,067
Gain on sales of real estate ...........................            --              --             537             --
Investment and other income ............................           284           4,678             818         10,219
                                                           -----------     -----------     -----------    -----------
 TOTAL REVENUES ........................................       125,635         132,387         251,102        263,273
                                                           -----------     -----------     -----------    -----------
EXPENSES:
Property operating expenses ............................        41,739          40,874          83,951         81,868
Marketing, general and administrative ..................         7,693           8,411          14,832         15,908
Interest ...............................................        22,124          23,562          43,120         47,193
Depreciation and amortization ..........................        28,031          27,172          54,167         50,693
                                                           -----------     -----------     -----------    -----------
 TOTAL EXPENSES ........................................        99,587         100,019         196,070        195,662
                                                           -----------     -----------     -----------    -----------
Income before minority interests and preferred
 dividends and distributions ...........................        26,048          32,368          55,032         67,611
Minority partners' interests in consolidated
 partnerships ..........................................        (4,813)         (4,065)         (9,933)        (9,820)
Distributions to preferred unit holders ................          (280)           (461)           (741)        (1,121)
Limited partners' minority interest in the operating
 partnership ...........................................        (1,663)         (2,616)         (3,597)        (5,331)
                                                           -----------     -----------     -----------    -----------
Net Income .............................................        19,292          25,226          40,761         51,339
Dividends to preferred shareholders ....................        (5,487)         (5,467)        (10,974)       (10,892)
                                                           -----------     -----------     -----------    -----------
Net income available to common shareholders ............   $    13,805     $    19,759     $    29,787    $    40,447
                                                           ===========     ===========     ===========    ===========
Net Income available to:
 Class A common ........................................   $    10,548     $    15,109     $    22,707    $    30,417
 Class B common ........................................         3,257           4,650           7,080         10,030
                                                           -----------     -----------     -----------    -----------
Total ..................................................   $    13,805     $    19,759     $    29,787    $    40,447
                                                           ===========     ===========     ===========    ===========
Basic net income per weighted average common share:
 Class A common ........................................   $       .21     $       .32     $       .45    $       .66
                                                           ===========     ===========     ===========    ===========
 Class B common ........................................   $       .32     $       .45     $       .69    $       .98
                                                           ===========     ===========     ===========    ===========
Basic weighted average common shares outstanding:
 Class A common ........................................    50,775,300      47,221,917      50,396,326     46,357,533
 Class B common ........................................    10,283,513      10,283,513      10,283,513     10,283,513
Diluted net income per weighted average common share:
 Class A common ........................................   $       .21     $       .32     $       .45    $       .65
                                                           ===========     ===========     ===========    ===========
 Class B common ........................................   $       .22     $       .34     $       .49    $       .71
                                                           ===========     ===========     ===========    ===========
Diluted weighted average common shares outstanding:
 Class A common ........................................    51,164,788      47,600,390      50,759,594     46,779,905
 Class B common ........................................    10,283,513      10,283,513      10,283,513     10,283,513

                (see accompanying notes to financial statements)

                        RECKSON ASSOCIATES REALTY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED AND IN THOUSANDS)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                             -----------------------------
                                                                                  2002            2001
                                                                             -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...............................................................    $   40,761      $   51,339
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization ...........................................        54,167          50,693
 Gain on sales of real estate ............................................          (537)             --
 Minority partners' interests in consolidated partnerships ...............         9,933           9,820
 Limited partners' minority interest in the operating partnership ........         3,597           5,331
 Equity in earnings of real estate joint ventures and service
   companies .............................................................          (494)         (1,199)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
 Tenant receivables ......................................................        (1,878)          1,682
 Real estate tax escrows .................................................           288          (1,266)
 Prepaid expenses and other assets .......................................        20,389          (1,765)
 Deferred rents receivable ...............................................       (13,175)        (22,150)
 Accrued expenses and other liabilities ..................................        (9,077)           (437)
                                                                              ----------      ----------
 Net cash provided by operating activities ...............................       103,974          92,048
                                                                              ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in contract deposits and pre-acquisition costs .................            --          (1,343)
 Additions to developments in progress ...................................       (31,809)         (5,252)
 Proceeds from mortgage note receivable repayments .......................             8           2,945
 Investments in affiliate joint ventures .................................            --         (24,966)
 Additions to commercial real estate properties ..........................       (20,810)        (87,982)
 Additions to furniture, fixtures and equipment ..........................           (64)           (244)
 Payment of leasing costs ................................................        (6,169)         (5,998)
 Proceeds from sales of real estate and marketable securities ............         2,128              --
                                                                              ----------      ----------
 Net cash used in investing activities ...................................       (56,716)       (122,840)
                                                                              ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock net of issuance costs ............         6,014           1,331
 Principal payments on secured borrowings ................................        (5,094)        (73,801)
 Payment of loan and equity issuance costs ...............................          (990)           (789)
 Increase in investments in affiliate loans and service companies ........            --          (4,160)
 Proceeds from issuance of senior unsecured notes ........................        49,432              --
 Proceeds from secured borrowings ........................................            --          75,000
 Proceeds from unsecured credit facility .................................        45,000         118,000
 Repayment of unsecured credit facility ..................................      (140,600)             --
 Distributions to minority partners in consolidated partnerships .........        (9,559)        (10,727)
 Distributions to limited partners in the operating partnership ..........        (6,364)         (5,935)
 Distributions to preferred unit holders .................................          (774)         (1,195)
 Dividends to common shareholders ........................................       (55,935)        (47,530)
 Dividends to preferred shareholders .....................................       (10,974)        (10,850)
                                                                              ----------      ----------
 Net cash (used in) provided by financing activities .....................      (129,844)         39,344
                                                                              ----------      ----------
 Net (decrease) increase in cash and cash equivalents ....................       (82,586)          8,552
 Cash and cash equivalents at beginning of period ........................       121,975          17,843
                                                                              ----------      ----------
 Cash and cash equivalents at end of period ..............................    $   39,389      $   26,395
                                                                              ==========      ==========


                (see accompanying notes to financial statements)

                        RECKSON ASSOCIATES REALTY CORP.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


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

     The Company became the sole general partner of Reckson Operating Partnership, L.P. (the "Operating Partnership") by contributing substantially all of the net proceeds of the IPO in exchange for an approximate 73% interest in the Operating Partnership. All Properties acquired by the Company are held by or through the Operating Partnership. In conjunction with the IPO, the Operating Partnership executed various option and purchase agreements whereby it issued common units of limited partnership interest in the Operating Partnership ("OP Units") to certain continuing investors in exchange for (i) interests in certain property partnerships, (ii) fee simple and leasehold interests in properties and development land, (iii) certain other business assets and (iv) 100% of the non-voting preferred stock of the management and construction companies. At June 30, 2002, the Company's ownership percentage in the Operating Partnership was approximately 89.4%.


2. BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership at June 30, 2002 and December 31, 2001 and the results of their operations for the three and six months ended June 30, 2002 and 2001, respectively, and, their cash flows for the six months ended June 30, 2002 and 2001, respectively. The Operating Partnership's investments in majority owned and/or controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners' interest. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest. Such investments are reflected in the accompanying financial statements on the equity method of accounting. The operating results of the service companies currently conducted by Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction Group New York, Inc. and Reckson Construction Group, Inc., in which the Operating Partnership owns a 97% non-controlling interest are reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     Minority partners' interests in consolidated partnerships represent a 49% non-affiliated interest in RT Tri-State LLC, owner of an eight property suburban office portfolio, a 40% non-affiliated interest in Omni Partners, L.P., owner of a 575,000 square foot suburban office property and beginning December 21, 2001, a 49% non-affiliated interest in Metropolitan 919 Third Avenue, LLC, owner of the property located at 919 Third Avenue, New York, NY. Limited partners' minority interest in the Operating Partnership was approximately 10.6% and 11.3% at June 30, 2002 and 2001, respectively.

     The accompanying interim unaudited financial statements have been prepared by the Company's management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

     The Company intends to qualify as a REIT under Sections 856 through 869 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company will not generally be subject to corporate Federal income taxes as long as it satisfies certain technical requirements of the Code relating to composition of its income and assets and requirements relating to distributions of taxable income to shareholders.

     In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. It also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions related to the disposal of a segment of a business. The Company adopted Statement No. 144 on January 1, 2002. The adoption of this statement did not have a material effect on the results of operations or the financial position of the Company.

     Effective January 1, 2002 the Company has elected to follow FASB Statement No. 123, "Accounting for Stock Based Compensation". Statement No.123 requires the use of option valuation models which determine the fair value of the option on the date of the grant. All future employee stock option grants will be expensed over the options' vesting periods based on the fair value at the date of the grant in accordance with Statement No. 123. The Company expects minimal financial impact in the current year from the adoption of Statement No. 123. To determine the fair value of the stock options granted, the Company intends to use a Black-Scholes option pricing model. Historically, the Company had applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans and reported pro forma disclosures in its Form 10-K filings by estimating the fair value of options issued and the related expense in accordance with Statement No. 123. Accordingly, no compensation cost had been recognized for its stock option plans in the past.

     In April 2002, the FASB issued Statement No. 145, which rescinded Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt".
Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company will adopt Statement No. 145 on January 1, 2003.

     Certain prior period amounts have been reclassified to conform to the current period presentation.


3. MORTGAGE NOTES PAYABLE

     As of June 30, 2002, the Company had approximately $746.0 million of fixed rate mortgage notes which mature at various times between 2004 and 2027. The notes are secured by 21 properties with a net carrying value of approximately $1.5 billion and have a weighted average interest rate of approximately 7.3%.

4. SENIOR UNSECURED NOTES

     As of June 30, 2002, the Operating Partnership had outstanding approximately $499.2 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures by scheduled maturity date (dollars in thousands):





                          FACE        COUPON
      ISSUANCE           AMOUNT        RATE         TERM          MATURITY
-------------------   -----------   ----------   ----------   ----------------
   March 26, 1999      $ 100,000        7.40%     5 years      March 15, 2004
   June 17, 2002       $  50,000        6.00%     5 years      June 15, 2007
  August 27, 1997      $ 150,000        7.20%    10 years     August 28, 2007
   March 26, 1999      $ 200,000        7.75%    10 years      March 15, 2009


     Interest on the Senior Unsecured Notes is payable semiannually with principal and unpaid interest due on the scheduled maturity dates. In addition, the Senior Unsecured Notes issued on March 26, 1999 and June 17, 2002 were issued at aggregate discounts of $738,000 and $267,500, respectively. Such discounts are being amortized over the term of the Senior Unsecured Notes to which they relate.

     On June 17, 2002, the Operating Partnership issued $50 million of 6% (6.13% effective rate) senior unsecured notes. Net proceeds of approximately $49.4 million received from this issuance were used to repay outstanding borrowings under the Company's unsecured credit facility.


5. UNSECURED CREDIT FACILITY

     As of June 30, 2002, the Company had a three year $575 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September 2003 and borrowings under the Credit Facility are currently priced off LIBOR plus 105 basis points.

     The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At June 30, 2002, the Company had availability under the Credit Facility to borrow approximately an additional $400 million, subject to compliance with certain financial covenants.


6. COMMERCIAL REAL ESTATE INVESTMENTS

     As of June 30, 2002, the Company owned and operated 77 office properties (inclusive of eleven office properties owned through joint ventures) comprising approximately 13.8 million square feet, 102 industrial properties comprising approximately 6.8 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area.

     The Company also owns approximately 254 acres of land in 12 separate parcels of which the Company can develop approximately two million square feet of office space and approximately 450,000 square feet of industrial space. On April 1, 2002, the Company paid approximately $23.8 million to acquire an additional 52.7 acres of land located in Valhalla, NY on which the Company can develop approximately 875,000 square feet of office space. The Company currently owns and operates three buildings encompassing approximately 700,000 square feet in the same office park in which this land is located. The Company financed this acquisition in part from the sales proceeds of an office property being held by a qualified intermediary for the purposes of an exchange of real property pursuant to Section 1031 of the Code and from an advance under the Credit Facility. In addition, the Company owns a 32 acre land parcel in Rye Brook, NY which is under contract for sale for approximately $22.3 million. The sale of this land is subject to certain rezoning and other municipal approvals. At this time it is undetermined whether these approvals or rezoning will be obtained and the sale closed. The Company currently owns and operates six buildings encompassing approximately

542,000 square feet in the same office park in which this land is located. As of June 30, 2002, the Company had invested approximately $115 million in these developments in progress. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans. The Company has capitalized approximately $5.4 million for the six months ended June 30, 2002 related to real estate taxes, interest and other carrying costs related to these developments in progress.

     The Company also owns a 357,000 square foot office building in Orlando, Florida. Additionally, the Company holds a $17.0 million interest in a note receivable secured by a partnership interest in Omni Partners, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, NY and three other notes receivable aggregating $36.5 million which bear interest at rates ranging from 10.5% to 12% per annum and are secured by a minority partner's preferred unit interest in the Operating Partnership and certain real property. As of June 30, 2002, management has made subjective assessments as to the underlying security value on the Company's note receivable investments. These assessments indicated an excess of market value over carrying value related to the Company's note receivable investments.


     The Company also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV"). As of June 30, 2002, the 520JV had total assets of $21.5 million, a mortgage note payable of $12.8 million and other liabilities of $.9 million. The Company's allocable share of the 520JV mortgage note payable is approximately $7.7 million. In addition, the 520JV had total revenues of $1,615,000 and total expenses of $1,637,000 for the six months ended June 30, 2002. The Company accounts for the 520JV under the equity method of accounting. The 520JV contributed approximately $29,000 and $216,000 to the Company's equity in earnings of real estate joint ventures for the six months ended June 30, 2002 and 2001, respectively.

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

     In addition. On August 7, 2002, the Company sold an industrial property on Long Island aggregating approximately 32,000 square feet for approximately $1.8 million. This property was sold to the sole tenant of the property through an option contained in the tenant's lease. On August 8, 2002, the Company sold two Class A office properties located in Westchester County, NY aggregating approximately 157,000 square feet for approximately $18.5 million. Net proceeds from the August 8th sale were used to repay borrowings under the Credit Facility.


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

     On March 28, 2002, approximately 11,303 Series B preferred units of the Operating Partnership, with a liquidation preference value of approximately $11.3 million, were exchanged for 451,934 OP Units at a price of $25.01 per OP Unit. In addition, during the three months ended June 30, 2002, 666,466 OP Units were exchanged for an equal number of shares of the Company's Class A common stock.

     During May 2002, the Board of Directors of the Company declared the following dividends on the Company's securities:





                                                                                                      ANNUALIZED
                                DIVIDEND/          RECORD           PAYMENT         THREE MONTHS      DIVIDEND/
         SECURITY             DISTRIBUTION          DATE              DATE             ENDED         DISTRIBUTION
--------------------------   --------------   ---------------   ---------------   ---------------   -------------
Class A common stock           $ .4246         July 5, 2002     July 17, 2002     June 30, 2002       $ 1.6984
Class B common stock           $ .6471        July 15, 2002     July 31, 2002     July 31, 2002       $ 2.5884
Series A preferred stock       $ .476563      July 15, 2002     July 31, 2002     July 31, 2002       $ 1.9063
Series B preferred stock       $ .553125      July 15, 2002     July 31, 2002     July 31, 2002       $ 2.2125

     On May 22, 2002, approximately $1.4 million of loans made to certain executive officers to purchase the Company's common stock matured. The loans were secured by 61,668 shares of the Company's Class A common stock. The loans were satisfied by the executive officers with the 61,668 shares of Class A common stock. The market value of these shares on May 22, 2002 was sufficient to fully satisfy these loans and as such there was no financial impact to the Company. The Company has subsequently retired these shares.

     As of June 30, 2002, the Company had issued and outstanding 10,283,513 shares of Class B Exchangeable Common Stock, par value $.01 per share (the "Class B common stock") and were entitled to receive an annual dividend of $2.5968 per share. The dividend on the shares of Class B common stock is subject to adjustment annually based on a formula which measures increases or decreases in the Company's Funds From Operations, as defined, over a base year. On July 31, 2002, the annual dividend on the Class B common stock was decreased to $2.5884 per share.

     The shares of Class B common stock are exchangeable at any time, at the option of the holder, into an equal number of shares of Class A common stock, subject to customary antidilution adjustments. The Company, at its option, may redeem any or all of the Class B common stock in exchange for an equal number of shares of the Company's Class A common stock at any time following November 23, 2003.

     The Board of Directors of the Company has authorized the purchase of up to an additional five million shares of the Company's Class B common stock and/or its Class A common stock. Transactions conducted on the New York Stock Exchange will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. Subsequent to June 30, 2002, the Company purchased 368,200 shares of Class B common stock at an average price of $22.90 per Class B share and 1,856,200 shares of Class A common stock at an average price of $21.98 per Class A share for an aggregate purchase price for both the Class A and Class B common stock of approximately $49.2 million. Previously, under the Company's prior stock buy-back program, the Company had purchased and retired 1,410,804 shares of Class B common stock at an average price of $21.48 per Class B share and 61,704 shares of Class A common stock at an average price of $23.03 per Class A share for an aggregate purchase price for both the Class A and Class B common stock of approximately $31.7 million. In addition, the Board of Directors of the Company has formed a pricing committee to consider purchases of up to $75 million of the Company's outstanding preferred securities.

     The Company currently has issued and outstanding 9,192,000 shares of 7.625% Series A Convertible Cumulative Preferred Stock (the "Series A preferred stock"). The Series A preferred stock is redeemable by the Company on or after April 13, 2003 at a price of approximately $25.95 per share with such price decreasing, at annual intervals, to $25.00 per share over a five year period. In addition, the Series A preferred stock, at the option of the holder, is convertible at any time into the Company's Class A common stock at a price of $28.51 per share.


     The Company currently has issued and outstanding two million shares of Series B Convertible Cumulative Preferred Stock (the "Series B preferred stock"). The Series B preferred stock is redeemable by the Company as follows:
(i) on or after March 2, 2002 to and including June 2, 2003, at an amount which provides an annual rate of return with respect to such shares of 15%, (ii) on or after June 3, 2003 to and including June 2, 2004, $25.50 per share and (iii) on or after June 3, 2004 and thereafter, $25.00 per share. In addition, the Series B preferred stock, at the option of the holder, is convertible at any time into the Company's Class A common stock at a price of $26.05 per share. The Series B preferred stock currently accumulates dividends at a rate of 8.85% per annum.

     Basic net income per share on the Company's Class A common stock was calculated using the weighted average number of shares outstanding of 50,775,300 and 47,221,917 for the three months ended June 30, 2002 and 2001, respectively and 50,396,326 and 46,357,533 for the six months ended June 30, 2002 and 2001, respectively.

     Basic net income per share on the Company's Class B common stock was calculated using the weighted average number of shares outstanding of 10,283,513 for the three and six month periods ended June 30, 2002 and 2001.

     The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted net income per weighted average common share and the computation of basic and diluted net income per weighted average share for the Company's Class A common stock (in thousands except for earnings per share data):

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
                                                  -------------------------   -------------------------
                                                      2002          2001          2002          2001
                                                  -----------   -----------   -----------   -----------
Numerator:
 Income before dividends to preferred
   shareholders and income allocated to Class
   B shareholders .............................    $ 19,292      $ 25,226      $  40,761     $  51,339
 Dividends to preferred shareholders ..........      (5,487)       (5,467)       (10,974)      (10,892)
 Income allocated to Class B common
   shareholders ...............................      (3,257)       (4,650)        (7,080)      (10,030)
                                                   --------      --------      ---------     ---------
Numerator for basic and diluted net income per
 Class A common share .........................    $ 10,548      $ 15,109      $  22,707     $  30,417
                                                   ========      ========      =========     =========
Add back:
Denominator:
 Denominator for basic net income per share
   weighted average Class A common shares .....      50,775        47,222         50,396        46,358
 Effect of dilutive securities:
   Common stock equivalents ...................         390           378            363           422
                                                   --------      --------      ---------     ---------
Denominator for diluted net income per Class
 A common share - adjusted weighted average
 shares and assumed conversions ...............      51,165        47,600         50,759        46,780
                                                   ========      ========      =========     =========
Basic net income per Class A common share:
 Net income per Class A common share ..........    $    .21      $    .32      $     .45     $     .66
                                                   ========      ========      =========     =========
Diluted net income per Class A common share:
 Diluted net income per Class A common
   share ......................................    $    .21      $    .32      $     .45     $     .65
                                                   ========      ========      =========     =========


     The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted net income per weighted average common share and the computation of basic and diluted net income per weighted average share for the Company's Class B common stock (in thousands except for earnings per share data):

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
                                                  -------------------------   -------------------------
                                                      2002          2001          2002          2001
                                                  -----------   -----------   -----------   -----------
Numerator:
 Income before dividends to preferred
   shareholders and income allocated to Class
   A shareholders .............................    $  19,292     $  25,226     $  40,761     $  51,339
 Dividends to preferred shareholders ..........       (5,487)       (5,467)      (10,974)      (10,892)
 Income allocated to Class A common
   shareholders ...............................      (10,548)      (15,109)      (22,707)      (30,417)
                                                   ---------     ---------     ---------     ---------
Numerator for basic and diluted net income per
 Class B common share .........................        3,257         4,650         7,080        10,030
Add back:
 Income allocated to Class A common
   shareholders ...............................       10,548        15,109        22,707        30,417
 Limited partner's minority interest in the
   operating partnership ......................        1,663         2,616         3,597         5,331
                                                   ---------     ---------     ---------     ---------
Numerator for diluted net income per Class B
 common share .................................    $  15,468     $  22,375     $  33,384     $  45,778
                                                   =========     =========     =========     =========
Denominator:
 Denominator for basic net income per share
   weighted average Class B common shares .....       10,284        10,284        10,284        10,284
 Effect of dilutive securities:

   Weighted average Class A common shares                                                       46,358
    outstanding ...............................       50,775        47,222        50,396
                                                                                                 7,728
   Weighted average OP Units outstanding ......        7,500         7,763         7,504
   Common stock equivalents ...................          390           378           363           422
                                                   ---------     ---------     ---------     ---------
Denominator for diluted net income per Class
 B common share - adjusted weighted average
 shares and assumed conversions ...............       68,949        65,647        68,547        64,792
                                                   =========     =========     =========     =========
Basic net income per Class B common share:

 Net income per Class B common share ..........    $     .32     $     .45     $     .69     $     .98
                                                   =========     =========     =========     =========
Diluted net income per Class B common share:
 Diluted net income per Class B common
   share ......................................    $     .22     $     .34     $     .49     $     .71
                                                   =========     =========     =========     =========

8. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (IN THOUSANDS)

                                                         SIX MONTHS ENDED
                                                              JUNE 30,
                                                     -------------------------
                                                         2002          2001
                                                     -----------   -----------
Cash paid during the period for interest .........    $ 45,817      $ 52,766
                                                      ========      ========
Interest capitalized during the period ...........    $  4,406      $  5,137
                                                      ========      ========

9. SEGMENT DISCLOSURE

     The Company owns all of the interests in its real estate properties by or through the Operating Partnership. The Company's portfolio consists of Class A office properties located within the New York City metropolitan area and Class A suburban office and industrial properties located and operated within the Tri-State Area (the "Core Portfolio"). The Company's portfolio also includes one office property located in Orlando, Florida. The Company has Managing Directors who report directly to the Co-Presidents and Chief Financial Officer who have been identified as the Chief Operating Decision Makers due to their final authority over resource allocation, decisions and performance assessment.


     The Company does not consider (i) interest incurred on its Credit Facility and Senior Unsecured Notes and (ii) the operating performance of the office property located in Orlando, Florida as part of its Core Portfolio's property operating performance for purposes of its component disclosure set forth below.

     The following table sets forth the components of the Company's revenues and expenses and other related disclosures for the three and six months ended June 30, 2002 and 2001 (in thousands):

                                                                       THREE MONTHS ENDED
                                        ----------------------------------------------------------------------------------------
                                                         JUNE 30, 2002                            JUNE 30, 2001
                                        ----------------------------------------- ----------------------------------------------
                                            CORE                          CONSOLIDATED     CORE                    CONSOLIDATED
                                         PORTFOLIO          OTHER            TOTALS      PORTFOLIO      OTHER         TOTALS
                                        -----------    --------------     ------------  ----------- ------------- -------------
REVENUES:
Base rents, tenant escalations and
 reimbursements .......................  $  121,517    $    2,110        $   123,627    $   123,030    $   2,319    $   125,349
Equity in earnings of real estate
 joint ventures and service
 companies ............................          --           159                159             --          801            801
Other income ..........................         141         1,708              1,849          1,929        4,308          6,237
                                         ----------    ----------        -----------    -----------    ---------    -----------
Total Revenues ........................     121,658         3,977            125,635        124,959        7,428        132,387
                                         ----------    ----------        -----------    -----------    ---------    -----------
EXPENSES:

Property operating expenses ...........      40,190         1,549             41,739         40,080          794         40,874
Marketing, general and
 administrative .......................       4,671         3,022              7,693          5,446        2,965          8,411
Interest ..............................      12,990         9,134             22,124         12,149       11,413         23,562
Depreciation and amortization .........      25,831         2,200             28,031         25,096        2,076         27,172
                                         ----------    ----------        -----------    -----------    ---------    -----------
Total Expenses ........................      83,682        15,905             99,587         82,771       17,248        100,019
                                         ----------    ----------        -----------    -----------    ---------    -----------
Income (loss) before minority
 interests and preferred dividends
 and distributions ....................  $   37,976    $  (11,928)       $    26,048    $    42,188    $  (9,820)   $    32,368
                                         ==========    ==========        ===========    ===========    =========    ===========
Total assets ..........................  $2,693,174    $  220,826        $ 2,914,000    $ 2,691,989    $ 420,253    $ 3,112,242
                                         ==========    ==========        ===========    ===========    =========    ===========

                                                                         SIX MONTHS ENDED
                                        ----------------------------------------------------------------------------------
                                                      JUNE 30, 2002                            JUNE 30, 2001
                                        ----------------------------------------- ----------------------------------------
                                            CORE                    CONSOLIDATED      CORE                    CONSOLIDATED
                                         PORTFOLIO       OTHER         TOTALS      PORTFOLIO       OTHER         TOTALS
                                        ----------- -------------- -------------- ----------- -------------- -------------
REVENUES:
Base rents, tenant escalations and
 reimbursements .......................  $ 241,715    $    4,417      $ 246,132    $ 243,752    $    5,036     $ 248,788
Equity in earnings of real estate
 joint ventures and service
 companies ............................         --           494            494           --         1,199         1,199
Other income ..........................      1,093         3,383          4,476        2,478        10,808        13,286
                                         ---------    ----------      ---------    ---------    ----------     ---------
Total Revenues ........................    242,808         8,294        251,102      246,230        17,043       263,273
                                         ---------    ----------      ---------    ---------    ----------     ---------
EXPENSES:
Property operating expenses ...........     81,610         2,341         83,951       80,434         1,434        81,868
Marketing, general and
 administrative .......................      9,275         5,557         14,832       10,070         5,838        15,908
Interest ..............................     25,954        17,166         43,120       25,055        22,138        47,193
Depreciation and amortization .........     50,428         3,739         54,167       46,631         4,062        50,693
                                         ---------    ----------      ---------    ---------    ----------     ---------
Total Expenses ........................    167,267        28,803        196,070      162,190        33,472       195,662
                                         ---------    ----------      ---------    ---------    ----------     ---------
Income (loss) before minority
 interests and preferred dividends
 and distributions ....................  $  75,541    $  (20,509)     $  55,032    $  84,040    $  (16,429)    $  67,611
                                         =========    ==========      =========    =========    ==========     =========

10. RELATED PARTY TRANSACTIONS

    As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Code. These services are currently provided by Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction Group New York, Inc., and Reckson Construction Group, Inc. (collectively, the "Service Companies"). The Operating Partnership owns a 97% non-controlling interest in the Service Companies. An entity which is substantially owned by certain Rechler family members who are also executive officers of the Company owns a 3% controlling interest in the Service Companies. During the six months ended June 30, 2002, Reckson Construction Group, Inc. billed approximately $77,000 of market rate services and Reckson Management Group, Inc. billed approximately $156,000 of market rate management fees to certain properties in which certain Rechler family members who are also executive officers maintain an equity interest. These properties consist of five properties in which these officers had acquired their interests prior to the initial public offering, but were not contributed to the Company as part of the initial public offering (the "Option Properties"). At the initial public offering the Operating Partnership was granted ten year options to acquire these interests at a price based upon an agreed upon formula. In addition, for the six months ended June 30, 2002, Reckson Construction Group, Inc. performed market rate services, aggregating approximately $200,000 for a property in which certain executive officers maintain an equity interest.

    The Company leases 43,713 square feet of office and storage space at an Option Property for its corporate offices located in Melville, New York at an annual base rent of approximately $1.1 million. The Company also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at an Option Property located in Deer Park, New York at an annual base rent of approximately $72,000.

    A company affiliated with an independent director of the Company, leases 15,566 square feet in a property owned by the Company at an annual base rent of approximately $416,000. In addition, Reckson Strategic Venture Partners, LLC ("RSVP") leases 5,144 square feet in one of the Company's joint venture properties at an annual base rent of approximately $170,000.

    During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc., ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies outside the Company's core office and industrial focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of June 30, 2002, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of June 30, 2002, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million. RSVP retained the services of two managing directors to manage RSVP's day to day operations. Prior to the spin off of Frontline, the Company guaranteed certain salary provisions of their employment agreements with RSVP Holdings, LLC, RSVP's common member. The term of these employment agreements is seven years commencing March 5, 1998 provided however, the term may be earlier terminated after five years upon certain circumstances. The salary for each managing director is $1 million in the first five years and $1.6 million in years six and seven.

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

     At December 31, 2001, the Company, pursuant to Section 166 of the Code charged off $70 million of the aforementioned reserve directly related to the FrontLine Facility, including accrued interest. On February 14, 2002, the Company charged off an additional $38 million of the reserve directly related to the FrontLine Facility, including accrued interest and $47 million of the reserve directly related to the RSVP Facility, including accrued interest.

     FrontLine is in default under the FrontLine Loans from the Operating Partnership and on June 12, 2002, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

    As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million which was reassessed with no change by management as of June 30, 2002. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet. The common and preferred members of RSVP are currently in dispute over certain provisions of the RSVP operating agreement. The members are currently negotiating to restructure the RSVP operating agreement to settle the dispute. There can be no assurances that the members will successfully negotiate a settlement.

     Both the FrontLine Facility and the RSVP Facility have terms of five years, are unsecured and advances thereunder are recourse obligations of FrontLine. Notwithstanding the valuation reserve, under the terms of the credit facilities, interest accrued on the FrontLine Loans at a rate equal to the greater of (a) the prime rate plus two percent and
(b) 12% per annum, with the rate on amounts that were outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. In March 2001, the credit facilities were amended to provide that (i) interest is payable only at maturity and (ii) the Company may transfer all or any portion of its rights or obligations under the credit facilities to its affiliates. The Company requested these changes as a result of changes in REIT tax laws. As a result of FrontLine's default under the FrontLine Loans, interest on borrowings thereunder accrue at default rates ranging between 13% and 14.5% per annum.

     In November 1999, the Company received 176,186 shares of the common stock of FrontLine as fees in connection with the FrontLine Loans. As a result of certain tax rule provisions included in the REIT Modernization Act, it was determined that the Company could no longer maintain any equity position in FrontLine. As part of a compensation program, the Company distributed these shares to certain non-executive employees, subject to recourse loans. The loans were scheduled to be forgiven over time based on continued employment with the Company. Based on the current value of FrontLine's common stock, the Company has established a valuation reserve charge relating to the outstanding balance of these loans in the amount of $2.4 million.


11. COMMITMENTS AND CONTINGENCIES

    HQ Global Workplaces, Inc. ("HQ"), one of the largest providers of flexible officing solutions in the world and which is controlled by FrontLine, currently operates nine (formerly eleven) executive office centers in the Company's properties, three of which are held through joint ventures. The leases under which these office centers operate expire between 2008 and 2011, encompass approximately 225,000 square feet and have current contractual annual base rents of approximately $6.7 million. On March 13, 2002, as a result of experiencing financial difficulties, HQ voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As of June 30, 2002, HQ's leases with the Company were in default. Further, effective March 13, 2002, the Bankruptcy Court granted HQ's petition to reject two of its leases with the Company. The two rejected leases aggregated approximately 23,900 square feet and provided for contractual base rents of approximately $548,000 for the 2002 calendar year. Commencing April 1, 2002 and pursuant to the bankruptcy filing, HQ has been paying current rental charges under its leases with the Company, other than under the two rejected leases. The Company is in negotiation to restructure three of the leases and leave the terms of the remaining six leases unchanged. All negotations with HQ are conducted by a committee designated by the Board and chaired by an independent director. There can be no assurance as to whether any deal will be consummated with HQ or if HQ will affirm or reject any or all of its remaining leases with the Company. As a result of the foregoing, the Company has reserved approximately $500,000 (net of minority partners' interests and including the Company's share of unconsolidated joint venture interest), or 74%, of the amounts due from HQ as of June 30, 2002.

     WorldCom/MCI and its affiliates ("WorldCom"), a telecommunications company, which leases as of June 30, 2002 approximately 547,000 square feet in fifteen of the Company's properties located throughout the Tri-State Area voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on July 21, 2002. The total annualized base rental revenue from these leases amounts to approximately $12.3 million, or 2.8% of the Company's total 2002 annualized rental revenue, making it the Company's second largest tenant based on base rental revenue earned on a consolidated basis. All of WorldCom's leases are current on base rental charges through July 31, 2002 and the Company currently holds approximately $300,000 in security deposits relating to these leases. There can be no assurance as to whether WorldCom will affirm or reject any or all of its leases with the Company. As a result of the foregoing, the Company has increased its reserve against the deferred rent receivable on its balance sheet at June 30, 2002 in an amount equal to $1.1 million representing approximately 51% of the outstanding deferred rent receivable attributable to WorldCom.

     MetroMedia Fiber Network Services, Inc. ("MetroMedia"), which leases approximately 112,000 square feet in one property from the Company, voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in May 2002. MetroMedia's lease with the Company provided for contractual base rent of approximately $25 per square foot amounting to $2.8 million per calendar year and expired in May 2010. In July 2002, the Bankruptcy Court granted MetroMedia's petition to restructure and reduce space under its existing lease. As a result, the lease was amended to reduce MetroMedia's space by 80,357 square feet to 31,718 square feet. Annual base rent on the 31,718 square feet MetroMedia will continue to lease is $25 per square foot amounting to approximately $793,000 per annum. Further, pursuant to the Bankruptcy Court order MetroMedia is required to pay to the Company a surrender fee of approximately $1.8 million. As a result of the foregoing, at June 30, 2002, the Company has written off approximately $388,000 of deferred rent receivable relating to this lease and recognized the aforementioned surrender fee.

     Arthur Andersen, LLP ("AA") leases approximately 38,000 square feet in one of the Company's New York City buildings. AA's lease with the Company provides for base rent of approximately $2 million on an annualized basis and expires in April 2004. AA is current on all rental charges through July 31, 2002. AA has experienced significant financial difficulties with its business and there is uncertainty as to whether it will remain in its space for the duration of its lease term. As of June 30, 2002, the Company has reserved 100% of the deferred rent receivable related to this lease which is approximately $140,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements of Reckson Associates Realty Corp. (the "Company") and related notes thereto.

     The Company considers certain statements set forth herein to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Company's expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the timing and success of acquisitions and the completion of development or redevelopment of properties, the financing of the Company's operations, the ability to lease vacant space and the ability to renew or relet space under expiring leases, involve risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Company can give no assurance that its expectation will be achieved. Among those risks, trends and uncertainties are: the general economic climate, including the conditions affecting industries in which our principal tenants compete; changes in the supply of and demand for office and industrial properties in the New York Tri-State area; changes in interest rate levels; downturns in rental rate levels in our markets and our ability to lease or release space in a timely manner at current or anticipated rental rate levels; the availability of financing to us or our tenants; credit to our tenants, changes in operating costs, including utility, security and insurance costs; repayment of debt owed to the Company by third parties (including FrontLine Capital Group); risks associated with joint ventures; and other risks associated with the development and acquisition of properties, including risks that development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's current operating and development plans and estimates. These plans and estimates are subject to revisions from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.


CRITICAL ACCOUNTING POLICIES

    The consolidated financial statements of the Company include accounts of the Company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the Company's consolidated financial statements and related notes. In preparing these financial statements, management has utilized information available including its past history, industry standards and the current economic environment among other factors in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements may not materialize. However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Company's results of operations to those of companies in similar businesses.


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

     The Company makes estimates of the collectibility of its tenant accounts receivables related to base rents, tenant escalations and reimbursements and other revenue or income. The Company specifically analyzes tenant receivables and analyzes historical bad debts, customer credit worthiness, current economic trends, changes in customer payment terms, publicly available information and to the extent available, guidance provided by the tenant when evaluating the adequacy of its allowance for doubtful accounts. In addition, when tenants are in bankruptcy the Company makes estimates of the expected recovery of pre-petition administrative and damage claims. In some cases, the ultimate resolution of those claims can exceed a year. These estimates have a direct impact on the Company's net income because a higher bad debt reserve results in less net income.

     During the six months ended June 30, 2002, the Company incurred approximately $3.5 million of bad debt expense related to tenant receivables and deferred rents receivable which accordingly reduced total revenues and reported net income during the period.

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

     The Company is required to make subjective assessments as to the useful lives of its properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Company's net income. Should the Company lengthen the expected useful life of a particular asset, it would be depreciated over more years and result in less depreciation expense and higher annual net income.

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

     The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Company's net income because recognizing an impairment results in an immediate negative adjustment to net income. In determining impairment, if any, the Company has adopted Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets."

OVERVIEW AND BACKGROUND

     The Company is a self-administered and self-managed real estate investment trust ("REIT") specializing in the acquisition, leasing, financing, management and development of office and industrial properties. The Company's growth strategy is focused on the real estate markets in and around the New York tri-state area (the "Tri-State Area").

     The Company owns all of the interests in its real properties through Reckson Operating Partnership, L.P. (the "Operating Partnership"). As of June 30, 2002, the Company owned and operated 77 office properties (inclusive of eleven office properties which are owned through joint ventures) comprising approximately 13.8 million square feet, 102 industrial properties comprising approximately 6.8 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area.

     The Company also owns approximately 254 acres of land in 12 separate parcels of which the Company can develop approximately two million square feet of office space and approximately 450,000 square feet of industrial space. On April 1, 2002, the Company paid approximately $23.8 million to acquire an additional 52.7 acres of land located in Valhalla, NY on which the Company can develop approximately 875,000 square feet of office space. The Company currently owns and operates three buildings encompassing approximately 700,000 square feet in the same office park in which this land is located. The Company financed this acquisition in part from the sales proceeds of an office property being held by a qualified intermediary for the purposes of an exchange of real property pursuant to Section 1031 of the Internal Revenue Code of 1986 and from an advance under the Company's unsecured credit facility. In addition, the Company owns a 32 acre land parcel in Rye Brook, NY which is under contract for sale for approximately $22.3 million. The sale of this land is subject to certain rezoning and other municipal approvals. At this time it is undetermined whether these approvals or rezoning will be obtained and the sale closed. The Company currently owns and operates six buildings encompassing approximately 542,000 square feet in the same office park in which this land is located. As of June 30, 2002, the Company had invested approximately $115 million in these developments in progress. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans. The Company has capitalized approximately $5.4 million for the six months ended June 30, 2002 related to real estate taxes, interest and other carrying costs related to these developments in progress.

     The Company also owns a 357,000 square foot office building in Orlando, Florida. Additionally, the Company holds a $17.0 million interest in a note receivable secured by a partnership interest in Omni Partners, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, NY and three other notes receivable aggregating $36.5 which bear interest at rates ranging from 10.5% to 12% per annum and are secured by a minority partner's preferred unit interest in the Operating Partnership and certain real property. As of June 30, 2002, management has made subjective assessments as to the underlying security value on the Company's note receivable investments. These assessments indicated an excess of market value over carrying value related to the Company's note receivable investments.


    As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Code. These services are currently provided by Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction Group New York, Inc., and Reckson Construction Group, Inc. (collectively, the "Service Companies"). The Operating Partnership owns a 97% non-controlling interest in the Service Companies. An entity which is substantially owned by certain Rechler family members who are also executive officers of the Company owns a 3% controlling interest in the Service Companies. During the six months ended June 30, 2002, Reckson Construction Group, Inc. billed approximately $77,000 of market rate services and Reckson Management Group, Inc. billed approximately $156,000 of market rate management fees to certain properties in which certain Rechler family members who are also executive officers maintain an equity interest. These properties consist of five properties in which these officers had acquired their interests prior to the initial public offering, but were not contributed to the Company as part of the initial public offering (the "Option Properties"). At the initial public offering the Operating Partnership was granted ten year options to acquire these interests at a price based upon an agreed upon formula. In addition, for the six months ended June 30, 2002, Reckson Construction Group, Inc. performed market rate services, aggregating approximately $200,000 for a property in which certain executive officers maintain an equity interest.

The Company leases 43,713 square feet of office and storage space at an Option Property for its corporate offices located in Melville, New York at an annual base rent of approximately $1.1 million. The Company also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at an Option Property located in Deer Park, New York at an annual base rent of approximately $72,000.

A company affiliated with an independent director of the Company, leases 15,566 square feet in a property owned by the Company at an annual base rent of approximately $416,000. In addition, Reckson Strategic Venture Partners, LLC ("RSVP") leases 5,144 square feet in one of the Company's joint venture properties at an annual base rent of approximately $170,000.

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


     The total market capitalization of the Company at June 30, 2002 was approximately $3.3 billion. The Company's total market capitalization is based on the sum of (i) the market value of the Company's Class A common stock and common units of limited partnership interest in the Operating Partnership ("OP Units") (assuming conversion) of $24.90 per share/unit (based on the closing price of the Company's Class A common stock on June 28, 2002), (ii) the market value of the Company's Class B common stock of $25.50 per share (based on the closing price of the Company's Class B common stock on June 28, 2002), (iii) the liquidation preference value of the Company's Series A preferred stock and Series B preferred stock of $25 per share, (iv) the liquidation preference value of the Operating Partnership's preferred units of $1,000 per unit and (v) the approximately $1.3 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) of debt outstanding at June 30, 2002. As a result, the Company's total debt to total market capitalization ratio at June 30, 2002 equaled approximately 39.0%.


     During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc., ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies outside the Company's core office and industrial focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of June 30, 2002, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of June 30, 2002, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million. RSVP retained the services of two managing directors to manage RSVP's day to day operations. Prior to the spin off of Frontline, the Company guaranteed certain salary provisions of their employment agreements with RSVP Holdings, LLC, RSVP's common member. The term of these employment agreements is seven years commencing March 5, 1998 provided however, the term may be earlier terminated after five years upon certain circumstances. The salary for each managing director is $1 million in the first five years and $1.6 million in years six and seven.

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

     At December 31, 2001, the Company, pursuant to Section 166 of the Code charged off $70 million of the aforementioned reserve directly related to the FrontLine Facility, including accrued interest. On February 14, 2002, the Company charged off an additional $38 million of the reserve directly related to the FrontLine Facility, including accrued interest and $47 million of the reserve directly related to the RSVP Facility, including accrued interest.

     FrontLine is in default under the FrontLine Loans from the Operating Partnership and on June 12, 2002, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

     As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million which was reassessed with no change by management as of June 30, 2002. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet. The common and preferred members of RSVP are currently in dispute over certain provisions of the RSVP operating agreement. The members are currently negotiating to restructure the RSVP operating agreement to settle the dispute. There can be no assurances that the members will successfully negotiate a settlement.

     Both the FrontLine Facility and the RSVP Facility have terms of five years, are unsecured and advances thereunder are recourse obligations of FrontLine. Notwithstanding the valuation reserve, under the terms of the credit facilities, interest accrued on the FrontLine Loans at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that were outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. In March 2001, the credit facilities were amended to provide that (i) interest is payable only at maturity and (ii) the Company may transfer all or any portion of its rights or obligations under the credit facilities to its affiliates. The Company requested these changes as a result of changes in REIT tax laws. As a result of FrontLine's default under the FrontLine Loans, interest on borrowings thereunder accrue at default rates ranging between 13% and 14.5% per annum.

     In November 1999, the Company received 176,186 shares of the common stock of FrontLine as fees in connection with the FrontLine Loans. As a result of certain tax rule provisions included in the REIT Modernization Act, it was determined that the Company could no longer maintain any equity position in FrontLine. As part of a compensation program, the Company distributed these shares to certain non-executive employees, subject to recourse loans. The loans were scheduled to be forgiven over time based on continued employment with the Company. Based on the current value of FrontLine's common stock, the Company has established a valuation reserve charge relating to the outstanding balance of these loans in the amount of $2.4 million.

RESULTS OF OPERATIONS


Three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

     The Company's total revenues decreased by $6.8 million or 5.1% for the three months ended June 30, 2002 as compared to the 2001 period. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") decreased by $1.7 million or 1.4% for the three months ended June 30, 2002 as compared to the 2001 period. The change in Property Operating Revenues is attributable to increases in rental rates in our "same store" properties amounting to $9.1 million. In addition, Property Operating Revenues increased by $0.8 million attributable to lease up of newly developed and redeveloped properties. These increases in Property Operating Revenues were offset by $4.4 million of operating revenue attributable to six properties that were sold in 2001. The Company's Property Operating Revenues was further effected by the impact of the straightline rent adjustment of $4.4 million for the three months ended June 30,

2002 as compared to $10.9 million for the 2001 period. Straightline rent for the three months ended June 30, 2002 was decreased by $1.8 million for bad debt reserves. This decrease of $6.5 million is primarily attributable to the property located at 919 Third Avenue for the free rent period, which was effective through February 28, 2002, contained in the lease of the largest tenant in the building. Other revenues (excluding Property Operating Revenues) decreased by $5.0 million or 71.5% for the three months ended June 30, 2002 as compared to the 2001 period. This decrease is primarily attributable to $4.6 million of interest income accrued on the FrontLine Loans during the 2001 period with no such comparable interest earned for the 2002 period.

     Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $0.9 million or 2.1% for the three months ended June 30, 2002 as compared to the 2001 period. This increase includes a $1.5 million increase in property operating expenses and a $1.1 million increase in real estate taxes related to our "same-store" properties. Included in the $1.5 million of property operations expense increase is $500,000 and $350,000 attributable to increases in security and insurance costs respectively. These increases result primarily from implications of September 11th and security cost increases primarily relate to our New York City properties. These increases in Property Expenses were offset by $1.7 million of expenses attributable to six properties that were sold in 2001.

     Gross Operating Margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the three months ended June 30, 2002 and 2001 were 66.2% and 67.4%, respectively. The decrease in Gross Operating Margins is primarily attributable to decreases in average occupancy of the portfolio and also as a result of an increase in reserves on deferred rents receivable which reduced property operating revenues for the three months ended June 30, 2002.

     Marketing, general and administrative expenses decreased by approximately $718,000 or 8.5% for the three months ended June 30, 2002 as compared to the 2001 period. The decrease in marketing, general and administrative expenses is primarily due to staff reduction, cost containment and reduction in legal and professional fees incurred during the 2001 period in connection with certain cancelled acquisition transactions. Marketing, general and administrative expenses, as a percentage of total revenues, were 6.1% for the three months ended June 30, 2002 as compared to 6.4% for the 2001 period. The Company capitalized approximately $1.3 million of marketing, general and administrative expenses for the three months ended June 30, 2002 as compared to $1.2 million for the 2001 period. These costs relate to leasing, construction and development activities, which are performed by the Company.

     Interest expense decreased by approximately $1.4 million for the three months ended June 30, 2002 as compared to the 2001 period. The decrease was primarily attributable to a decrease in interest expense on the Company's variable rate debt due to lower interest rates and a lower average balance outstanding on the Company's unsecured credit facility. The weighted average balance outstanding was $218.1 million for the three months ended June 30, 2002 as compared to $323.2 million for the three months ended June 30, 2001.


Six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

     The Company's total revenues decreased by $12.2 million or 4.6% for the six months ended June 30, 2002 as compared to the 2001 period. Property Operating Revenues decreased by $2.6 million or 1.1% for the six months ended June 30, 2002 as compared to the 2001 period. The change in Property Operating Revenues is attributable to increases in rental rates in our "same store" properties amounting to $13.9 million. In addition, Property Operating Revenues increased by $3.0 million attributable to lease up of newly developed and redeveloped properties. These increases in Property Operating Revenues were offset by $9.3 million of revenue attributable to six properties that were sold in 2001. The Company's property operating revenues was further effected by the impact of the straightline rent adjustment of $13.0 million for the six months ended June 30, 2002 as compared to $22.0 million for the 2001 period. This decrease of $9.0 million is primarily attributable to the property located at 919 Third Avenue for the free rent period, which was effective through February 28, 2002, contained in the lease of the largest tenant in the building. Straightline rent for the six months ended June 30, 2002 was decreased by $2.5 million for bad debt reserves. Other revenues (excluding Property Operating Revenues) decreased by $9.5 million or 65.7% for the six months ended June 30, 2002 as compared to the 2001 period. This decrease is primarily attributable to $6.1 million of interest income accrued on the FrontLine Loans during the 2001 period with no such comparable interest accrual for the 2002 period.

     Property Expenses increased by $2.1 million or 2.5% for the six months ended June 30, 2002 as compared to the 2001 period. This increase is primarily due to a $2.0 million increase in property operating expenses and a $2.2 million increase in real estate taxes related to our "same store" properties. Included in the $2.0 million increase in property operating expenses is $850,000 and $470,000 attributable to increases in security and insurance costs, respectively. The increases result primarily from implications of September 11th and security cost increases primarily relate to our New York City properties. In addition, Property Expenses increased by $0.8 million attributable to the lease up of newly developed and redeveloped properties. These increases in Property Expenses were offset by $3.3 million of expenses attributable to six properties that were sold in 2001.

     Gross Operating Margins for the six months ended June 30, 2002 and 2001 were 65.9% and 67.1%, respectively. The decrease in Gross Operating Margins is primarily attributable to decreases in average occupancy of the portfolio and also as a result of an increase in reserves on deferred rents receivable.

     Marketing, general and administrative expenses decreased by approximately $1.1 million or 6.8% for the six months ended June 30, 2002 as compared to the 2001 period. The decrease in marketing, general and administrative expenses is primarily due to staff reduction, cost containment and reduction in legal and professional fess incurred during the 2001 period in connection with certain cancelled acquisition transactions. Marketing, general and administrative expenses, as a percentage of total revenues, were 5.9% for the six months ended June 30, 2002 as compared to 6.0% for the 2001 period. The Company capitalized approximately $2.6 million of marketing, general and administrative expenses for the six months ended June 30, 2002 as compared to $2.4 million for the 2001 period. These costs relate to leasing, construction and development activities, which are performed by the Company.

     Interest expense decreased by approximately $4.1 million for the six months ended June 30, 2002 as compared to the 2001 period. The decrease was primarily attributable to a decrease in interest expense on the Company's variable rate debt due to lower interest rates and a lower average balance outstanding on the Company's unsecured credit facility. The weighted average balance outstanding was $211.8 million for the six months ended June 30, 2002 as compared to $289.0 million for the six months ended June 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, the Company had a three year $575 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September 2003 and borrowings under the Credit Facility are currently priced off LIBOR plus 105 basis points.

     The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At June 30, 2002, the Company had availability under the Credit Facility to borrow approximately an additional $400 million, subject to compliance with certain financial covenants.

     On March 28, 2002, approximately 11,303 Series B preferred units of limited partnership interest in the Operating Partnership, with a liquidation preference value of approximately $11.3 million, were exchanged for 451,934 OP Units at a price of $25.01 per OP Unit. In addition, during the three months ended June 30, 2002, 666,466 OP Units were exchanged for an equal number of shares of the Company's Class A common stock.

     On June 17, 2002, the Operating Partnership issued $50 million of 6% (6.13% effective rate) senior unsecured notes due June 15, 2007. Net proceeds of approximately $49.4 million were used to repay outstanding borrowings under the Credit Facility.

     On August 7, 2002, the Company sold an industrial property on Long Island aggregating approximately 32,000 square feet for approximately $1.8 million. This property was sold to the sole tenant of the property through an option contained in the tenant's lease. On August 8, 2002, the Company sold two Class A office properties located in Westchester County, NY aggregating approximately 157,000 square feet for approximately $18.5 million. Net proceeds from the August 8th sale were used to repay borrowings under the Credit Facility.

     The following table sets forth the Company's invested capital (before valuation reserves) in RSVP controlled (REIT-qualified) joint ventures and amounts which were advanced under the RSVP Commitment to FrontLine, for its investment in RSVP controlled investments (in thousands):

                              RSVP CONTROLLED
                               JOINT VENTURES     AMOUNTS ADVANCED       TOTAL
                              ----------------   ------------------   ----------
Privatization                      $21,480             $ 3,520         $ 25,000
Student Housing                     18,086               3,935           22,021
Medical Offices                     20,185                  --           20,185
Parking                                 --               9,091            9,091
Resorts                                 --               8,057            8,057
Net leased retail                       --               3,180            3,180
Other assets and overhead               --              21,598           21,598
                                   -------             -------         --------
                                   $59,751             $49,381         $109,132
                                   =======             =======         ========

     Included in these investments is approximately $17.5 million of cash that has been contributed to the respective RSVP controlled joint ventures or advanced under the RSVP Commitment to FrontLine and is being held, along with cash from the preferred investors.

     As of June 30, 2002, the Company has issued and outstanding 10,283,513 shares of Class B Exchangeable Common Stock, par value $.01 per share (the "Class B common stock") and were entitled to receive an annual dividend of $2.5968 per share. The dividend on the shares of Class B common stock is subject to adjustment annually based on a formula which measures increases or decreases in the Company's Funds From Operations ("FFO"), as defined, over a base year. On July 31, 2002, the annual dividend on the Class B common stock was decreased to $2.5884 per share.

     The shares of Class B common stock are exchangeable at any time, at the option of the holder, into an equal number of shares of Class A common stock, subject to customary antidilution adjustments. The Company, at its option, may redeem any or all of the Class B common stock in exchange for an equal number of shares of the Company's Class A common stock at any time following November 23, 2003.

     The Board of Directors of the Company has authorized the purchase of up to an additional five million shares of the Company's Class B common stock and/or its Class A common stock. Transactions conducted on the New York Stock Exchange will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. Subsequent to June 30, 2002, the Company purchased 368,200 shares of Class B common stock at an average price of $22.90 per Class B share and 1,856,200 shares of Class A common stock at an average price of $21.98 per Class A share for an aggregate purchase price for both Class A and Class B common stock of approximately $49.2 million. Previously, under the Company's prior stock buy-back program, the Company purchased and retired 1,410,804 shares of Class B common stock at an average price of $21.48 per Class B share and 61,704 shares of Class A common stock at an average price of $23.03 per Class A share for an aggregate purchase price for both the Class A and Class B common stock of approximately $31.7 million. In addition, the Board of Directors of the Company has formed a pricing committee to consider purchases of up to $75 million of the Company's outstanding preferred securities.

     On May 22, 2002, approximately $1.4 million of loans made to certain executive officers to purchase the Company's common stock matured. The loans were secured by 61,668 shares of the Company's Class A common stock. The loans were satisfied by the executive officers with the 61,668 shares of Class A common stock. The market value of these shares on May 22, 2002 was sufficient to fully satisfy these loans and as such there was no financial impact to the Company. The Company has subsequently retired these shares.

     The Company also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV"). As of June 30, 2002, the 520JV had total assets of $21.5 million, a mortgage note payable of $12.8 million and other liabilities of $.9 million. The Company's allocable share of the 520JV mortgage note payable is approximately $7.7 million. In addition the 520JV had total revenues of $1,615,000 and total expenses of $1,637,000 for the six months ended June 30, 2002. The Company accounts for the 520JV under the equity method of accounting, The 520JV contributed approximately $29,000 and $216,000 to the Company's equity in earnings of real estate joint ventures for the six months ended June 30, 2002 and 2001, respectively.

     Effective January 1, 2002 the Company has elected to follow FASB Statement No. 123, "Accounting for Stock Based Compensation." Statement No. 123 requires the use of option valuation models which determine the fair value of the option on the date of the grant. All future employee stock option grants will be expensed over the options' vesting periods based on the fair value at the date of the grant in accordance with Statement No. 123. The Company expects minimal financial impact in the current year from the adoption of Statement No. 123. To determine the fair value of the stock options granted, the Company intends to use a Black-Scholes option pricing model. Historically, the Company had applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans and had reported pro forma disclosures in its Form 10-K filings by estimating the fair value of options issued and the related expense in accordance with Statement No. 123. Accordingly, no compensation cost had been recognized for its stock option plans in the past.

     The Company's indebtedness at June 30, 2002 totaled approximately $1.3 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) and was comprised of $176 million outstanding under the Credit Facility, approximately $499.2 million of senior unsecured notes and approximately $610.4 million of mortgage indebtedness. Based on the Company's total market capitalization of approximately $3.3 billion at June 30, 2002 (calculated based on the sum of (i) the market value of the Company's Class A common stock and OP Units, assuming conversion, (ii) the market value of the Company's Class B common stock, (iii) the liquidation preference value of the Company's preferred stock, (iv) the liquidation preference value of the Operating Partnership's preferred units and (v) the $1.3 billion of debt), the Company's debt represented approximately 39.0% of its total market capitalization.

     HQ Global Workplaces, Inc. ("HQ"), one of the largest providers of flexible officing solutions in the world and which is controlled by FrontLine, currently operates nine (formerly eleven) executive office centers in the Company's properties, three of which are held through joint ventures. The leases under which these office centers operate expire between 2008 and 2011, encompass approximately 225,000 square feet and have current contractual annual base rents of approximately $6.7 million. On March 13, 2002, as a result of experiencing financial difficulties, HQ voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As of June 30, 2002, HQ's leases with the Company were in default. Further, effective March 13, 2002, the Bankruptcy Court granted HQ's petition to reject two of its leases with the Company. The two rejected leases aggregated approximately 23,900 square feet and provided for contractual base rents of approximately $548,000 for the 2002 calendar year. Commencing April 1, 2002 and pursuant to the bankruptcy filing, HQ has been paying current rental charges under its leases with the Company, other than under the two rejected leases. The Company is in negotiations to restructure three of the leases and leave the terms of the remaining six leases unchanged. All negotiations with HQ are conducted by a committee designated by the Board and chaired by an independent director. There can be no assurance as to whether any deal will be consummated with HQ or if HQ will affirm or reject any or all of its remaining leases with the Company. As a result of the foregoing, the Company has reserved approximately $500,000 (net of minority partners' interests and including the Company's share of unconsolidated joint venture interest), or 74%, of the amounts due from HQ as of June 30, 2002.

     WorldCom/MCI and its affiliates ("WorldCom"), a telecommunications company, which leases as of June 30, 2002 approximately 547,000 square feet in fifteen of the Company's properties located throughout the Tri-State Area voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on July 21, 2002. The total annualized base rental revenue from these leases amounts to approximately $12.3 million, or 2.8% of the Company's total 2002 annualized rental revenue, making it the Company's second largest tenant based on base rental revenue earned on a consolidated basis. All of WorldCom's leases are current on base rental charges through July 31, 2002 and the Company currently holds approximately $300,000 in security deposits relating to these leases. There can be no assurance as to whether WorldCom will affirm or reject any or all of its leases with the Company. As a result of the foregoing, the Company has increased its reserve against the deferred rent receivable on its balance sheet at June 30, 2002 in an amount equal to $1.1 million representing approximately 51% of the outstanding deferred rent receivable attributable to WorldCom.

     MetroMedia Fiber Network Services, Inc. ("MetroMedia"), which leases approximately 112,000 square feet in one property from the Company, voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in May 2002. MetroMedia's lease with the Company provided for contractual base rent of approximately $25 per square foot amounting to $2.8 million per calendar year and expired in May 2010. In July 2002, the Bankruptcy Court granted MetroMedia's petition to restructure and reduce space under its existing lease. As a result, the lease was amended to reduce MetroMedia's space by 80,357 square feet to 31,718 square feet. Annual base rent on the 31,718 square feet MetroMedia will continue to lease is $25 per square foot amounting to approximately $793,000 per annum. Further, pursuant to the Bankruptcy Court order MetroMedia is required to pay to the Company a surrender fee of approximately $1.8 million. As a result of the foregoing, at June 30, 2002, the Company has written off approximately $388,000 of deferred rent receivable relating to this lease and recognized the aforementioned surrender fee.

     Arthur Andersen, LLP ("AA") leases approximately 38,000 square feet in one of the Company's New York City buildings. AA's lease with the Company provides for base rent of approximately $2 million on an annualized basis and expires in April 2004. AA is current on all rental charges through July 31, 2002. AA has experienced significant financial difficulties with its business and there is uncertainty as to whether it will remain in its space for the duration of its lease term. As of June 30, 2002, the Company has reserved 100% of the deferred rent receivable related to this lease which is approximately $140,000.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table sets forth the Company's significant debt obligations by scheduled principal cash flow payments and maturity date and its commercial commitments by scheduled maturity at June 30, 2002 (in thousands):

                                                          MATURITY DATE
                               -------------------------------------------------------------------
                                  2002       2003       2004       2005       2006     THEREAFTER       TOTAL
                               ---------- ---------- ---------- ---------- ---------- ------------ --------------
Mortgage notes payable (1)      $ 5,965    $ 12,300   $ 13,169   $14,167    $ 13,785    $128,700    $   188,086
Mortgage notes payable (2)           --          --      2,616    18,553     129,920     406,808        557,897
Senior unsecured notes               --          --    100,000        --          --     400,000        500,000
Unsecured credit facility            --     176,000         --        --          --          --        176,000
Land lease obligations            1,331       2,687      2,811     2,814       2,795      49,921         62,359
Air rights lease obligations        187         369        379       379         379       4,659          6,352
                                -------    --------   --------   -------    --------    --------    -----------
                                $ 7,483    $191,356   $118,975   $35,913    $146,879    $990,088    $ 1,490,694
                                =======    ========   ========   =======    ========    ========    ===========

----------------
(1) Scheduled principal amortization payments
(2) Principal payments due at maturity

     Certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and/or the Company. In addition, consistent with customary practices in non-recourse lending, certain non-recourse mortgages may be recourse to the Company under certain limited circumstances including environmental issues and breaches of material representations.

     In addition, at June 30, 2002, the Company had approximately $1.0 million in outstanding undrawn standby letters of credit issued under the Credit Facility which expire in 2003.

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

     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures of the Company. The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operating activities along with the Credit Facility previously discussed. The Credit Facility contains several financial covenants with which the Company must be in compliance in order to borrow funds thereunder. The Company expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt and equity securities of the Company. There can be no assurance that there will be adequate demand for the Company's equity at the time or at the price in which the Company desires to raise capital through the sale of additional equity. In addition, the Company also believes that it will, from time to time, generate funds from the disposition of certain of its real estate properties or interests therein. The Company will refinance existing mortgage indebtedness or indebtedness under the Credit Facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Company anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and equity offerings, will be adequate to meet the capital and liquidity requirements of the Company in both the short and long-term.

     The Company is subject to federal, state and local laws and regulations relating to the protection of the environment, which may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at a property. An owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in the property. These laws often impose such liability without regard to whether the owner knew of, or caused, the presence of the contaminants. Clean-up costs and the owner's liability generally are not limited under the enactments and could exceed the value of the property and/or the aggregate assets of the owner. The presence of, or the failure to properly remediate, the substances may adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral.

     As a result of current economic conditions, certain tenants have either not renewed their leases upon expiration or have paid the Company to terminate their leases. In addition, a number of U.S. companies have filed for protection under federal bankruptcy laws. Certain of these companies are tenants of the Company. The Company is subject to the risk that other companies that are tenants of the Company may file for bankruptcy protection. This may have an adverse impact on the financial results and condition of the Company. In addition, vacancy rates in our markets have been trending higher and in some instances our asking rents in our markets have been trending lower and landlords are being required to grant greater concessions such as free rent and tenant improvements. Additionally, the Company carries comprehensive liability, fire, extended coverage and rental loss insurance on all of its properties. Five of the Company's properties are located in New York City. As a result of the events of September 11, 2001, insurance companies are limiting and/or excluding coverage for acts of terrorism in all risk policies. The Company's current insurance coverage provides for full replacement cost of its properties, except that the coverage for acts of terrorism on its properties covers losses in an amount up to $100 million per occurrence (except for one property which has an additional aggregate $150 million of coverage). As a result, the Company may suffer losses from acts of terrorism that are not covered by insurance. In addition, the mortgage loans which are secured by certain of the Company's properties contain customary covenants, including covenants that require the Company to maintain property insurance in an amount equal to replacement cost of the properties. There can be no assurance that the lenders under these mortgage loans will not take the position that exclusions from the Company's coverage for losses due to terrorist acts is a breach of a covenant which, if uncured, could allow the lenders to declare an event of default and accelerate repayment of the mortgage loans. Other outstanding debt instruments contain standard cross default provisions that would be triggered in the event of an acceleration of the mortgage loans. This matter could adversely affect the Company's financial results, its ability to finance and/or refinance its properties or to buy or sell properties.

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

INFLATION

     The office leases generally provide for fixed base rent increases or indexed escalations. In addition, the office leases provide for separate escalations of real estate taxes, operating expenses and electric costs over a base amount. The industrial leases generally provide for fixed base rent increases, direct pass through of certain operating expenses and separate real estate tax escalations over a base amount. The Company believes that inflationary increases in expenses will be offset by contractual rent increases and expense escalations described above. To the extent the Company's properties contain vacant space, the Company will bear such inflationary increases in expenses.

     The Credit Facility bears interest at a variable rate, which will be influenced by changes in short-term interest rates, and is sensitive to inflation.


FUNDS FROM OPERATIONS

     Management believes that funds from operations ("FFO") is an appropriate measure of performance of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss, excluding gains or losses from debt restructuring and sales of properties plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income, as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

     Since all companies and analysts do not calculate FFO in a similar fashion, the Company's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

     The following table presents the Company's FFO calculation (unaudited and in thousands, except per share/unit data):

                                                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                  JUNE 30,                JUNE 30,
                                                                           ----------------------- -----------------------
                                                                               2002        2001        2002        2001
                                                                           ----------- ----------- ----------- -----------
Net income available to common shareholders ..............................  $ 13,805    $ 19,759    $ 29,787    $  40,447
Adjustments for basic funds from operations:
 Add:
   Limited partners' minority interest in the operating partnership ......     1,663       2,616       3,597        5,331
   Real estate depreciation and amortization .............................    27,041      26,727      52,362       49,715
   Minority partners' interests in consolidated partnerships .............     4,813       4,065       9,933        9,820
 Less:
   Gain on sales of real estate partnerships .............................        --          --         537           --
   Amounts distributable to minority partners in consolidated
    partnerships .........................................................     6,329       5,104      12,893       10,805
                                                                            --------    --------    --------    ---------
Basic Funds From Operations ("FFO") ......................................    40,993      48,063      82,249       94,508
 Add:
   Dividends and distributions on dilutive shares and units ..............     5,767       6,958      11,715       14,637
                                                                            --------    --------    --------    ---------
 Diluted FFO .............................................................  $ 46,760    $ 55,021    $ 93,964    $ 109,145
                                                                            ========    ========    ========    =========
Weighted average common shares outstanding ...............................    61,059      57,505      60,680       56,641
Weighted average units of limited partnership interest outstanding .......     7,500       7,763       7,504        7,728
                                                                            --------    --------    --------    ---------
Basic weighted average common shares and units outstanding ...............    68,559      65,268      68,184       64,369
Adjustments for dilutive FFO weighted average shares and units outstanding:
 Add:
   Weighted average common stock equivalents .............................       390         378         363          422
   Weighted average shares of Series A Preferred Stock ...................     8,060       8,060       8,060        8,060
   Weighted average shares of Series B Preferred Stock ...................     1,919       1,919       1,919        1,919
   Weighted average shares of minority partners preferred interest .......        --       2,277          --        2,862
   Weighted average shares of preferred limited partnership interest .....       661       1,127         834        1,246
                                                                            --------    --------    --------    ---------
Dilutive FFO weighted average shares and units outstanding ...............    79,589      79,029      79,360       78,878
                                                                            ========    ========    ========    =========

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

     The Company will recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges will be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of June 30, 2002, the Company had no derivatives outstanding.

     The fair market value ("FMV") of the Company's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflect the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

     The following table sets forth the Company's long term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at June 30, 2002 (dollars in thousands):

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------------------
                                          2002          2003          2004           2005          2006
                                      ------------ ------------- -------------- ------------- --------------
Long term debt:
 Fixed rate .........................   $  5,965     $  12,300     $  115,785     $  32,720     $  143,705
 Weighted average interest rate .....       7.49%         7.51%          7.47%         6.92%          7.38%
 Variable rate ......................   $     --     $ 176,000     $       --     $      --     $       --
 Weighted average interest rate .....         --          2.97%            --            --             --

                                        THEREAFTER       TOTAL(1)           FMV
                                      -------------- ---------------- --------------
Long term debt:
 Fixed rate .........................   $  935,508     $  1,245,983    $ 1,265,746
 Weighted average interest rate .....         7.27%            7.30%
 Variable rate ......................   $       --     $    176,000    $   176,000
 Weighted average interest rate .....           --             2.97%


----------------
(1) Includes aggregate unamortized issuance discounts of approximately $761 on the senior unsecured notes issued during March 1999 and June 2002, which are due at maturity.


     In addition, a one percent increase in the LIBOR rate would have an approximate $1.8 million annual increase in interest expense based on $176 million of variable rate debt outstanding at June 30, 2002.

     The following table sets forth the Company's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at June 30, 2002 (dollars in thousands):

                                              FOR THE YEAR ENDED DECEMBER 31,
                                      -----------------------------------------------
                                          2002      2003       2004      2005   2006   THEREAFTER     TOTAL(1)       FMV
                                      ------------ ------ ------------- ------ ------ ------------ ------------- -----------
Mortgage notes and notes
 receivable:
Fixed rate ..........................   $  1,157    $ --    $  36,500    $ --   $ --   $  16,990     $  54,647    $ 55,867
 Weighted average interest rate .....        9.0%     --        10.23%     --     --       11.92%        10.73%


----------------
(1) Excludes interest receivables aggregating approximately $721.

           NON-INCREMENTAL REVENUE GENERATING CAPITAL EXPENDITURES,
               TENANT IMPROVEMENT COSTS AND LEASING COMMISSIONS

     The following table summarizes the expenditures incurred for capital expenditures for the entire portfolio and tenant improvements and leasing commissions for space leased at the Company's office and industrial properties for the years 1998 through 2001 and the six months ended June 30, 2002.

            NON-INCREMENTAL REVENUE GENERATING CAPITAL EXPENDITURES

                                                                                               AVERAGE
                                 1998            1999            2000            2001         1998-2001          2002
                           --------------- --------------- --------------- --------------- --------------- ---------------
SUBURBAN OFFICE PROPERTIES
 Total ...................   $ 2,004,976     $ 2,298,899     $ 3,289,116     $ 4,606,069     $ 3,049,765     $ 2,325,404
 Per Square Foot .........          0.23            0.23            0.33            0.45            0.31     $      0.23
NYC OFFICE PROPERTIES
 Total ...................           N/A             N/A     $   946,718     $ 1,584,501     $ 1,265,610     $   828,596
 Per Square Foot .........           N/A             N/A            0.38            0.45            0.42     $      0.24
INDUSTRIAL PROPERTIES
 Total ...................   $ 1,205,266     $ 1,048,688     $   813,431     $   711,666     $   944,763     $   437,208
 Per Square Foot .........          0.12            0.11            0.11            0.11            0.11     $      0.07


NON-INCREMENTAL REVENUE GENERATING TENANT IMPROVEMENTS AND LEASING COMMISSIONS



                                          1998            1999            2000
                                    --------------- --------------- ---------------
LONG ISLAND OFFICE PROPERTIES
 Tenant Improvements .............. $1,140,251      $1,009,357      $2,853,706
 Per Square Foot Improved .........       3.98            4.73            6.99
 Leasing Commissions .............. $  418,191      $  551,762      $2,208,604
 Per Square Foot Leased ...........       1.46            2.59            4.96
                                    ----------      ----------      -----------
 Total Per Square Foot ............ $     5.44      $     7.32      $    11.95
                                    ==========      ==========      ===========
WESTCHESTER OFFICE PROPERTIES
 Tenant Improvements .............. $  711,160      $1,316,611      $1,860,027
 Per Square Foot Improved .........       4.45            5.62            5.72
 Leasing Commissions .............. $  286,150      $  457,730      $  412,226
 Per Square Foot Leased ...........       1.79            1.96            3.00
                                    ----------      ----------      -----------
 Total Per Square Foot ............ $     6.24      $     7.58      $     8.72
                                    ==========      ==========      ===========
CONNECTICUT OFFICE PROPERTIES
 Tenant Improvements .............. $  202,880      $  179,043      $  385,531
 Per Square Foot Improved .........       5.92            4.88            4.19
 Leasing Commissions .............. $  151,063      $  110,252      $  453,435
 Per Square Foot Leased ...........       4.41            3.00            4.92
                                    ----------      ----------      -----------
 Total Per Square Foot ............ $    10.33      $     7.88      $     9.11
                                    ==========      ==========      ===========
NEW JERSEY OFFICE PROPERTIES
 Tenant Improvements .............. $  654,877      $  454,054      $1,580,323
 Per Square Foot Improved .........       3.78            2.29            6.71
 Leasing Commissions .............. $  396,127      $  787,065      $1,031,950
 Per Square Foot Leased ...........       2.08            3.96            4.44
                                    ----------      ----------      -----------
 Total Per Square Foot ............ $     5.86      $     6.25      $    11.15
                                    ==========      ==========      ===========
NEW YORK CITY OFFICE
 PROPERTIES
 Tenant Improvements ..............        N/A             N/A      $   65,267
 Per Square Foot Improved .........        N/A             N/A            1.79
 Leasing Commissions ..............        N/A             N/A      $  418,185
 Per Square Foot Leased ...........        N/A             N/A           11.50
                                    ----------      ----------      -----------
 Total Per Square Foot ............        N/A             N/A      $    13.29
                                    ==========      ==========      ===========
INDUSTRIAL PROPERTIES
 Tenant Improvements .............. $  283,842      $  375,646      $  650,216
 Per Square Foot Improved .........       0.76            0.25            0.95
 Leasing Commissions .............. $  200,154      $  835,108      $  436,506
 Per Square Foot Leased ...........       0.44            0.56            0.64
                                    ----------      ----------      -----------
 Total Per Square Foot ............ $     1.20      $     0.81      $     1.59
                                    ==========      ==========      ===========



                                                        AVERAGE
                                          2001         1998-2001         2002            NEW         RENEWAL
                                    --------------- --------------- -------------- -------------- -------------
LONG ISLAND OFFICE PROPERTIES
 Tenant Improvements .............. $2,722,457      $1,931,443       $  817,925     $  470,774    $347,151
 Per Square Foot Improved .........       8.47            6.04             5.33          10.51        3.20
 Leasing Commissions .............. $1,444,412      $1,155,742       $  661,559     $  253,957    $407,602
 Per Square Foot Leased ...........       4.49            3.38             4.31           5.67        3.75
                                    -----------     -----------      -----------    ----------    ---------
 Total Per Square Foot ............ $    12.96      $     9.42             9.63     $    16.18    $   6.95
                                    ===========     ===========      ===========    ==========    =========
WESTCHESTER OFFICE PROPERTIES
 Tenant Improvements .............. $2,584,728      $1,618,132       $1,200,380     $  967,886    $232,494
 Per Square Foot Improved .........       5.91            5.43             7.59          11.53        3.13
 Leasing Commissions .............. $1,263,012      $  604,780       $  513,884     $  357,295    $156,589
 Per Square Foot Leased ...........       2.89            2.41             3.25           4.26        2.11
                                    -----------     -----------      -----------    ----------    ---------
 Total Per Square Foot ............ $     8.80      $     7.84       $    10.84     $    15.79    $   5.24
                                    ===========     ===========      ===========    ==========    =========
CONNECTICUT OFFICE PROPERTIES
 Tenant Improvements .............. $  213,909      $  245,341       $  385,999     $  384,279    $  1,720
 Per Square Foot Improved .........       1.46            4.11             8.86           9.34        0.71
 Leasing Commissions .............. $  209,322      $  231,018       $  101,574     $  101,574    $      0
 Per Square Foot Leased ...........       1.43            3.44             2.33           2.47          --
                                    -----------     -----------      -----------    ----------    ---------
 Total Per Square Foot ............ $     2.89      $     7.55       $    11.19     $    11.81        0.71
                                    ===========     ===========      ===========    ==========    =========
NEW JERSEY OFFICE PROPERTIES
 Tenant Improvements .............. $1,146,385      $  958,910       $  624,731     $  336,076    $288,655
 Per Square Foot Improved .........       2.92            3.93            10.22          19.80        6.54
 Leasing Commissions .............. $1,602,962      $  954,526       $  330,520     $  127,681    $202,839
 Per Square Foot Leased ...........       4.08            3.64             5.13           6.30        4.60
                                    -----------     -----------      -----------    ----------    ---------
 Total Per Square Foot ............ $     7.00      $     7.57       $    15.35     $    26.10    $  11.14
                                    ===========     ===========      ===========    ==========    =========
NEW YORK CITY OFFICE
 PROPERTIES
 Tenant Improvements .............. $  788,930      $  427,099       $2,074,924     $1,348,436    $726,488
 Per Square Foot Improved .........      15.69            8.74            20.23          20.47       19.82
 Leasing Commissions .............. $1,098,829      $  758,507       $  816,045     $  389,781    $426,264
 Per Square Foot Leased ...........      21.86           16.68             7.96           5.92       11.63
                                    -----------     -----------      -----------    ----------    ---------
 Total Per Square Foot ............ $    37.55      $    25.42       $    28.19          26.39    $  31.44
                                    ===========     ===========      ===========    ==========    =========
INDUSTRIAL PROPERTIES
 Tenant Improvements .............. $1,366,488      $  669,048       $  743,640     $  672,728    $ 70,912
 Per Square Foot Improved .........       1.65            0.90             1.56           3.71          --
 Leasing Commissions .............. $  354,572      $  456,585       $  330,391     $  289,591    $ 40,800
 Per Square Foot Leased ...........       0.43            0.52             0.69           1.60        0.14
                                    -----------     -----------      -----------    ----------    ---------
 Total Per Square Foot ............ $     2.08      $     1.42       $     2.25           5.32    $   0.14
                                    ===========     ===========      ===========    ==========    =========

                    LEASE EXPIRATION SCHEDULE

     The following table sets forth scheduled lease expirations for executed leases as of June 30, 2002:


LONG ISLAND OFFICE (EXCLUDING OMNI)

                                NUMBER OF       SQUARE       % OF TOTAL      CUMULATIVE      EXPIRING      EXPIRING
           YEAR OF                LEASES         FEET          LEASED        % OF TOTAL        GAAP          CASH
         EXPIRATION              EXPIRING      EXPIRING         SQ FT       LEASED SQ FT     RENT (1)      RENT (2)
----------------------------   -----------   ------------   ------------   --------------   ----------   -----------
2002 .......................        17           66,399           2.1%            2.1%       $ 23.83       $ 26.06
2003 .......................        50          319,071          10.0%           12.1%       $ 24.48       $ 26.72
2004 .......................        49          301,455           9.5%           21.6%       $ 21.75       $ 24.38
2005 .......................        71          396,191          12.5%           34.0%       $ 24.95       $ 27.66
2006 .......................        44          169,206           5.3%           39.4%       $ 25.18       $ 28.45
2007 .......................        36          423,707          13.3%           52.7%       $ 24.60       $ 30.25
2008 AND THEREAFTER ........        81        1,505,191          47.3%          100.0%            --            --
                                    --        ---------         -----
TOTAL/WEIGHTED AVERAGE .....       348        3,181,220         100.0%             --             --            --
                                   ===        =========         =====

OMNI

                                NUMBER OF      SQUARE      % OF TOTAL      CUMULATIVE      EXPIRING      EXPIRING
           YEAR OF                LEASES        FEET         LEASED        % OF TOTAL        GAAP          CASH
         EXPIRATION              EXPIRING     EXPIRING        SQ FT       LEASED SQ FT     RENT (1)      RENT (2)
----------------------------   -----------   ----------   ------------   --------------   ----------   -----------
2002 .......................         2         34,975           6.3%            6.3%       $ 28.02       $ 33.80
2003 .......................         3         49,793           9.0%           15.4%       $ 29.54       $ 35.16
2004 .......................         5        113,793          20.6%           36.0%       $ 27.29       $ 34.79
2005 .......................         4         43,780           7.9%           43.9%       $ 28.24       $ 35.42
2006 .......................         0             --           0.0%           43.9%            --            --
2007 .......................         2         59,722          10.8%           54.7%       $ 26.78       $ 34.41
2008 AND THEREAFTER ........        12        250,112          45.3%          100.0%            --            --
                                    --        -------         -----
TOTAL/WEIGHTED AVERAGE .....        28        552,175         100.0%             --             --            --
                                    ==        =======         =====

WESTCHESTER OFFICE

                                NUMBER OF       SQUARE       % OF TOTAL      CUMULATIVE      EXPIRING      EXPIRING
           YEAR OF                LEASES         FEET          LEASED        % OF TOTAL        GAAP          CASH
         EXPIRATION              EXPIRING      EXPIRING         SQ FT       LEASED SQ FT     RENT (1)      RENT (2)
----------------------------   -----------   ------------   ------------   --------------   ----------   -----------
2002 .......................        24          172,220           5.7%            5.7%       $ 21.16       $ 22.28
2003 .......................        46          242,271           8.0%           13.7%       $ 22.17       $ 23.82
2004 .......................        38          177,296           5.9%           19.6%       $ 21.50       $ 22.52
2005 .......................        51          465,316          15.4%           35.0%       $ 22.62       $ 23.91
2006 .......................        40          720,326          23.8%           58.8%       $ 22.69       $ 24.55
2007 .......................        33          425,732          14.1%           72.9%       $ 25.36       $ 27.15
2008 AND THEREAFTER ........        35          819,145          27.1%          100.0%            --            --
                                    --          -------         -----
TOTAL/WEIGHTED AVERAGE .....       267        3,022,306         100.0%             --             --            --
                                   ===        =========         =====

STAMFORD OFFICE

                                NUMBER OF       SQUARE       % OF TOTAL      CUMULATIVE      EXPIRING      EXPIRING
           YEAR OF                LEASES         FEET          LEASED        % OF TOTAL        GAAP          CASH
         EXPIRATION              EXPIRING      EXPIRING         SQ FT       LEASED SQ FT     RENT (1)      RENT (2)
----------------------------   -----------   ------------   ------------   --------------   ----------   -----------
2002 .......................        13           32,118           3.0%            3.0%       $ 24.53       $ 25.96
2003 .......................        20          145,085          13.6%           16.6%       $ 30.97       $ 31.81
2004 .......................        28          236,570          22.2%           38.9%       $ 22.02       $ 23.08
2005 .......................        24          123,864          11.6%           50.5%       $ 26.41       $ 28.18
2006 .......................        24          291,313          27.4%           77.9%       $ 24.22       $ 25.11
2007 .......................        10           94,890           8.9%           86.8%       $ 32.04       $ 34.41
2008 AND THEREAFTER ........         9          140,729          13.2%          100.0%            --            --
                                    --          -------         -----
TOTAL/WEIGHTED AVERAGE .....       128        1,064,569         100.0%             --             --            --
                                   ===        =========         =====

NEW JERSEY OFFICE

                                NUMBER OF       SQUARE       % OF TOTAL      CUMULATIVE      EXPIRING      EXPIRING
           YEAR OF                LEASES         FEET          LEASED        % OF TOTAL        GAAP          CASH
         EXPIRATION              EXPIRING      EXPIRING         SQ FT       LEASED SQ FT     RENT (1)      RENT (2)
----------------------------   -----------   ------------   ------------   --------------   ----------   -----------
2002 .......................         8           81,618           4.4%            4.4%       $ 21.13       $ 21.64
2003 .......................        20          319,328          17.2%           21.5%       $ 27.16       $ 28.22
2004 .......................        28          206,608          11.1%           32.6%       $ 23.08       $ 23.91
2005 .......................        27          272,784          14.7%           47.3%       $ 23.83       $ 24.84
2006 .......................        16          181,060           9.7%           57.0%       $ 24.48       $ 26.12
2007 .......................         5           57,237           3.1%           60.1%       $ 21.25       $ 23.18
2008 AND THEREAFTER ........        20          743,082          39.9%          100.0%            --            --
                                    --          -------         -----
TOTAL/WEIGHTED AVERAGE .....       124        1,861,717         100.0%             --             --            --
                                   ===        =========         =====

NEW YORK CITY OFFICE

                                NUMBER OF       SQUARE       % OF TOTAL      CUMULATIVE      EXPIRING      EXPIRING
           YEAR OF                LEASES         FEET          LEASED        % OF TOTAL        GAAP          CASH
         EXPIRATION              EXPIRING      EXPIRING         SQ FT       LEASED SQ FT     RENT (1)      RENT (2)
----------------------------   -----------   ------------   ------------   --------------   ----------   -----------
2002 .......................        10          122,367           3.6%            3.6%       $ 43.61       $ 40.26
2003 .......................         7          114,987           3.4%            6.9%       $ 32.10       $ 33.65
2004 .......................        20          223,677           6.5%           13.5%       $ 36.54       $ 39.89
2005 .......................        34          451,470          13.2%           26.7%       $ 36.30       $ 38.34
2006 .......................        54          346,402          10.1%           36.8%       $ 30.29       $ 31.95
2007 .......................        12          126,083           3.7%           40.5%       $ 34.66       $ 37.35
2008 AND THEREAFTER ........        88        2,034,773          59.5%          100.0%            --            --
                                    --        ---------         -----
TOTAL/WEIGHTED AVERAGE .....       225        3,419,759         100.0%             --             --            --
                                   ===        =========         =====

INDUSTRIAL

                                NUMBER OF       SQUARE       % OF TOTAL      CUMULATIVE      EXPIRING     EXPIRING
           YEAR OF                LEASES         FEET          LEASED        % OF TOTAL        GAAP         CASH
         EXPIRATION              EXPIRING      EXPIRING         SQ FT       LEASED SQ FT     RENT (1)     RENT (2)
----------------------------   -----------   ------------   ------------   --------------   ----------   ---------
2002 .......................         8           91,878           1.8%            1.8%        $ 7.15      $ 7.95
2003 .......................        19          499,273           9.8%           11.6%        $ 5.67      $ 6.86
2004 .......................        35          562,235          11.0%           22.6%        $ 6.55      $ 7.60
2005 .......................        26          476,541           9.4%           32.0%        $ 5.85      $ 7.30
2006 .......................        39          865,820          17.0%           49.0%        $ 6.65      $ 7.91
2007 .......................        22          229,316           4.5%           53.5%        $ 7.70      $ 9.16
2008 AND THEREAFTER ........        50        2,371,109          46.5%          100.0%            --          --
                                    --        ---------         -----
TOTAL/WEIGHTED AVERAGE .....       199        5,096,172         100.0%             --             --          --
                                   ===        =========         =====

RESEARCH & DEVELOPMENT

                                NUMBER OF       SQUARE       % OF TOTAL      CUMULATIVE      EXPIRING      EXPIRING
           YEAR OF                LEASES         FEET          LEASED        % OF TOTAL        GAAP          CASH
         EXPIRATION              EXPIRING      EXPIRING         SQ FT       LEASED SQ FT     RENT (1)      RENT (2)
----------------------------   -----------   ------------   ------------   --------------   ----------   -----------
2002 .......................         1            4,620           0.4%            0.4%       $ 12.85       $ 12.85
2003 .......................         4           91,938           8.2%            8.6%       $ 10.59       $ 10.97
2004 .......................         9           99,218           8.9%           17.5%       $ 13.86       $ 15.07
2005 .......................        11          457,440          40.9%           58.3%       $  9.95       $ 11.45
2006 .......................         7           83,061           7.4%           65.8%       $ 17.49       $ 20.08
2007 .......................         4           85,444           7.6%           73.4%       $ 12.60       $ 13.95
2008 AND THEREAFTER ........        15          298,015          26.6%          100.0%            --            --
                                    --          -------         -----
TOTAL/WEIGHTED AVERAGE .....        51        1,119,736         100.0%             --             --            --
                                    ==        =========         =====

The following table sets forth the Company's schedule of its top 25 tenants based on base rental revenue as of June 30, 2002:

                                                                                        Percent of Consolidated
                                                                  Total                     Annualized Base
Tenant Name (1)                             Tenant Type        Square Feet                  Rental Revenue
-----------------------------------------------------------------------------------------------------------------
   *    Debevoise & Plimpton                   Office                 465,420                    5.5%
   *    WorldCom/MCI                           Office                 547,018                    2.8%
   *    American Express                       Office                 238,261                    1.7%
        Bell Atlantic                          Office                 208,661                    1.3%
   *    Shulte Roth & Zabel                    Office                 230,621                    2.2%
   *    HQ Global                        Office/Industrial            201,900                    1.5%
        United Distillers                      Office                 137,918                    0.9%
        Waterhouse Securities                  Office                 127,143                    0.9%
   *    Prudential                             Office                 219,416                    0.9%
   *    Banque Nationale De Paris              Office                 144,334                    1.5%
        D.E. Shaw                              Office                  89,526                    0.7%
        Vytra Healthcare                       Office                 105,612                    0.7%
        Metromedia Fiber Network Svcs.         Office                 112,075                    0.7%
   *    Kramer Levin Nessen Kamin,             Office                 140,892                    1.3%
        Hoffman-La Roche Inc.                  Office                 120,736                    0.6%
        Heller Ehrman White                    Office                  54,815                    0.6%
        Lab Corp                               Office                 108,000                    0.6%
   *    Novartis                               Office                 150,747                    0.9%
   *    Draft Worldwide, Inc.                  Office                 124,008                    1.1%
        Practicing Law Institute               Office                  62,000                    0.6%
        Lockheed Martin Corporation            Office                 123,554                    0.5%
   *    State Farm                       Office/Industrial            162,650                    1.0%
        Estee Lauder                         Industrial               370,000                    0.5%
   *    JP Morgan Chase Bank                   Office                  69,527                    0.6%
        Radianz U.S. No. 2 Inc.                Office                 130,009                    0.5%
-----------------------------------------------------------------------------------------------------------------

(1)   Ranked by pro rata share of annualized base rental revenue
(2) Based on annualized base rental revenue adjusted for pro rata share of joint venture interests.
* Part or all of space occupied by tenant is in a 51% or more owned joint venture building.
-------------------------------------------------------------------------------

                          PART II -- OTHER INFORMATION

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

Item 2. Changes in Securities and Use of Proceeds

     During the three months ended June 30, 2002, the Registrant issued 666,466 shares of its Class A common stock, par value $0.01 per share, in exchange for an equal number of units of general partnership interest of the Operating Partnership. These transactions were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities -- None

Item 4. Submission of Matters to a Vote of Securities Holders

     On May 23, 2002, the Company held its annual meeting of stockholders. The matters on which the stockholders voted, in person or by proxy, were (1) the election of four nominees as Class I directors to serve until the 2005 annual meeting of stockholders and until their respective successors are duly elected and qualified, (2) to ratify the selection of the independent auditors of the Company and (3) to approve the Company's 2002 stock option plan. The four nominees were elected, the auditors were ratified and the stock option plan was approved. The results of the voting are set for below:

ELECTION OF DIRECTORS                  VOTES CAST FOR     VOTES CAST AGAINST     WITHHELD      ABSTAIN
------------------------------------   ----------------   --------------------   -----------   --------
Scott Rechler                            44,377,244               N/A            7,374,349       N/A
Herve Kevenides                          50,816,380               N/A              935,193       N/A
Conrad Stephenson                        50,816,380               N/A              935,193       N/A
Lewis Ranieri                            50,310,080               N/A            1,479,493       N/A
Ratification of Auditors                 50,310,816            1,184,235            N/A        256,521
Approval of 2002 Stock Option Plan       48,464,064            3,186,898            N/A        100,609

Item 5. Other Information

     The Company has received approval of the Audit Committee of the Board permitting Ernst & Young, LLP, the Company's auditors to perform the following non-audit related services (i) the preparation and review of tax filings; (ii) analysis related to compliance with law including, but not limited to the REIT qualification; (iii) review of Company disclosure related issues; and (iv) analysis relating to alternative structures of potential joint ventures, acquisitions and financings.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

     10.1  2002 Stock Option Plan
     99.1 Certification of Donald Rechler, Co-CEO pursuant to Section 1350 of Chapter 63 of Title 18 of the United State Code
     99.2 Certification of Scott H. Rechler, Co-CEO pursuant to Section 1350 of Chapter 63 of Title 18 of the United State Code


    99.3 Certification of Michael Maturo, CFO pursuant to Section 1350 of Chapter 63 of Title 18 of the United State Code

  (b) During the three months ended June 30, 2002, the Registrant filed the following reports on Form 8-K:

       On May 2, 2002, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit its first quarter presentation in satisfaction of the requirements of Regulation FD.

       On May 2, 2002, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit supplemental operating and financial data for the quarter ended March 31, 2002 in satisfaction of the requirements of Regulation FD.

       On May 23, 2002, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit an annual shareholders' meeting presentation in satisfaction of the requirements of Regulation FD.

       On June 18, 2002, the Registrant submitted a report on Form 8-K under
   Item 5 thereof relating to the public offering by the Operating Partnership of $50,000,000 aggregate principal amount of its 6.00% senior unsecured notes due 2007.

       On June 28, 2002, the Registrant submitted a report on Form 8-K under
   Item 9 thereof in order to submit a press release concerning certain data on the Registrant's leases with WorldCom/MCI in satisfaction of the requirements of Regulation FD.


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


RECKSON ASSOCIATES REALTY CORP.



By:    /s/ Scott H. Rechler                   /s/ Michael Maturo
 ------------------------------------       ------------------------------------
Scott H. Rechler, Co-Chief                  Michael Maturo, Executive
  Executive Officer                          Vice President, Treasurer and
By     /s/ Donald Rechler                    Chief Financial Officer
 -----------------------------------
 Donald Rechler, Co-Chief
   Executive Officer



DATE: August 12, 2002