Form 10-Q
period 2002-09-30
RECKSON ASSOCIATES REALTY CORP
filed 2002-11-12
CIK 930548

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                         COMMISSION FILE NUMBER: 1-13762

                         RECKSON ASSOCIATES REALTY CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MARYLAND                                                             11-3233650
--------                                                             ----------
(STATE OR OTHER JURISDICTION OF             (IRS EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

225 BROADHOLLOW ROAD, MELVILLE, NY                              11747
----------------------------------                              -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                       (ZIP CODE)

                                 (631) 694-6900
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

                  ---------------------------------------------

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) YES X NO__, AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES   X    NO    .
                                                               ---      ---

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
                   DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

                                YES  X  NO    .
                                    ---    ---

                 ----------------------------------------------

      THE COMPANY HAS TWO CLASSES OF COMMON STOCK, PAR VALUE $.01 PAR VALUE
        PER SHARE, WITH 49,812,033 AND 9,915,313 SHARES OF CLASS A COMMON
            STOCK AND CLASS B COMMON STOCK OUTSTANDING, RESPECTIVELY
                             AS OF NOVEMBER 8, 2002

===============================================================================

                         RECKSON ASSOCIATES REALTY CORP.
                                QUARTERLY REPORT
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS


 INDEX                                                                                                     PAGE

-------------------------------------------------------------------------------------------------------------------
 PART I.    FINANCIAL INFORMATION
-------------------------------------------------------------------------------------------------------------------
 Item 1.    Financial Statements

            Consolidated Balance Sheets as of September  30, 2002 (unaudited) and December 31, 2001.........  2

            Consolidated Statements of Income for the three and nine months ended
            September 30, 2002 and 2001 (unaudited).........................................................  3

            Consolidated Statements of Cash Flows for the nine months ended
            September 30, 2002 and 2001 (unaudited).........................................................  4


            Notes to the Consolidated Financial Statements (unaudited)......................................  5
 Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations........... 16

 Item 3.    Quantitative and Qualitative Disclosures about Market Risk ..................................... 29

 Item 4.    Controls and Procedures......................................................................... 30
-------------------------------------------------------------------------------------------------------------------
 PART II.   OTHER INFORMATION
-------------------------------------------------------------------------------------------------------------------

 Item 1.     Legal Proceedings.............................................................................. 34
 Item 2.     Changes in Securities and Use of Proceeds...................................................... 34
 Item 3.     Defaults Upon Senior Securities................................................................ 34
 Item 4.     Submission of Matters to a Vote of Securities Holders.......................................... 34
 Item 5.     Other Information.............................................................................. 34
 Item 6.     Exhibits and Reports on Form 8-K............................................................... 34

-------------------------------------------------------------------------------------------------------------------
 SIGNATURES                                                                                                  35
-------------------------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         RECKSON ASSOCIATES REALTY CORP.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                                                        2002                2001
                                                                                                    -------------       -----------
                                                                                                     (Unaudited)
ASSETS:
Commercial real estate properties, at cost:
    Land .....................................................................................       $   417,351        $   408,837
    Building and improvements ................................................................         2,400,577          2,328,374
Developments in progress:
    Land .....................................................................................            91,396             69,365
    Development costs ........................................................................            26,371             74,303
Furniture, fixtures and equipment ............................................................             7,811              7,725
                                                                                                     -----------        -----------
                                                                                                       2,943,506          2,888,604
Less accumulated depreciation ................................................................          (428,150)          (361,960)
                                                                                                     -----------        -----------
                                                                                                       2,515,356          2,526,644
Investments in real estate joint ventures ....................................................             5,680              5,744
Investments in mortgage notes and notes receivable ...........................................            55,695             56,234
Investments in service companies and affiliate loans and joint ventures ......................            80,130             79,184
Cash and cash equivalents ....................................................................            32,631            121,975
Tenant receivables ...........................................................................             9,321              9,633
Deferred rents receivable ....................................................................           100,755             81,089
Prepaid expenses and other assets ............................................................            30,964             45,495
Contract and land deposits and pre-acquisition costs .........................................               121              3,782
Deferred leasing and loan costs ..............................................................            68,295             64,438
                                                                                                     -----------        -----------
TOTAL ASSETS .................................................................................       $ 2,898,948        $ 2,994,218
                                                                                                     ===========        ===========
LIABILITIES:
Mortgage notes payable .......................................................................       $   743,148        $   751,077
Unsecured credit facility ....................................................................           224,000            271,600
Senior unsecured notes .......................................................................           499,272            449,463
Accrued expenses and other liabilities .......................................................            80,181             87,683
Dividends and distributions payable ..........................................................            32,234             32,988
                                                                                                     -----------        -----------
TOTAL LIABILITIES ............................................................................         1,578,835          1,592,811
                                                                                                     -----------        -----------
Minority partners' interests in consolidated partnerships ....................................           242,720            242,698
Preferred unit interest in the operating partnership .........................................            19,662             30,965
Limited partners' minority interest in the operating partnership .............................            74,288             81,887
                                                                                                     -----------        -----------
                                                                                                         336,670            355,550
                                                                                                     -----------        -----------
Commitments and contingencies ................................................................                --                 --
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 25,000,000 shares authorized
    Series A preferred stock, 9,192,000 shares issued and outstanding.........................                92                 92
    Series B preferred stock, 2,000,000 shares issued and outstanding ........................                20                 20
Common Stock, $.01 par value, 100,000,000 shares authorized
    Class A common stock, 49,152,033 and 49,982,377 shares issued
             and outstanding, respectively....................................................               492                500
    Class B common stock, 9,915,313 and 10,283,513 shares issued and outstanding,
       respectively...........................................................................                99                103
    Treasury stock - Class A common, 1,856,200 and 0, respectively and Class B common,
      368,200 and 0, respectively.............................................................           (49,227)                --
Additional paid in capital...................................................................          1,031,967          1,045,142
                                                                                                     -----------        -----------
Total Stockholders' Equity ...................................................................           983,443          1,045,857
                                                                                                     -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................................       $ 2,898,948        $ 2,994,218
                                                                                                     ===========        ===========

                (see accompanying notes to financial statements)

                         RECKSON ASSOCIATES REALTY CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                                        ----------------------------    ---------------------------
                                                                            2002            2001            2002           2001
                                                                        ------------    ------------    ------------   ------------
REVENUES:

Base rents ............................................................  $   111,175    $   110,594     $   326,424     $  327,697
Tenant escalations and reimbursements .................................       15,272         15,273          44,656         45,198
Equity in earnings of real estate joint ventures and service companies           104            505             598          1,704
Interest income on mortgage notes and notes receivable ................        1,589          1,584           4,710          4,651
Gain on sales of real estate ..........................................           --            972             537            972
Investment and other income ...........................................          642          3,244           1,459         13,463
                                                                        ------------    ------------    ------------   ------------
    TOTAL REVENUES ....................................................      128,782        132,172         378,384        393,685
                                                                        ============    ============    ============   ============
EXPENSES:
Property operating expenses ...........................................       46,135         43,844         129,461        125,047
Marketing, general and administrative .................................        7,965          7,629          22,710         23,438
Interest ..............................................................       22,653         23,510          65,772         70,701
Depreciation and amortization .........................................       29,147         26,318          82,913         76,601
                                                                        ------------    ------------    ------------   ------------
     TOTAL EXPENSES ...................................................      105,900        101,301         300,856        295,787
                                                                        ============    ============    ============   ============
Income from continuing operations before minority interests, preferred dividends and distributions, valuation reserves on investments in affiliate loans and joint ventures, discontinued operations and
      extraordinary loss ..............................................       22,882         30,871          77,528         97,898
Minority partners' interests in consolidated partnerships .............       (4,446)        (3,065)        (14,379)       (12,885)
Distributions to preferred unit holders ...............................         (273)          (509)         (1,014)        (1,630)
Valuation reserves on investments in affiliate loans and joint ventures           --       (163,000)             --       (163,000)
Limited partners' minority interest in the operating partnership ......       (1,249)        14,684          (4,796)         9,437
                                                                        ------------    ------------    ------------   ------------
Income (loss) before discontinued operations, extraordinary loss and
       preferred dividends ............................................       16,914       (121,019)         57,339        (70,180)
Discontinued operations (net of limited partners' minority interest)
    Income from discontinued operations ...............................          439            181             776            681
    Gain on sales of real estate ......................................        4,268             --           4,267             --
                                                                        ------------    ------------    ------------   ------------
Income (loss) before extraordinary loss and preferred dividends .......       21,621       (120,838)         62,382        (69,499)
Extraordinary loss on extinguishment of debt, net of limited partners'
    minority interest .................................................           --         (2,595)             --         (2,595)
                                                                        ------------    ------------    ------------   ------------
Net income (loss) .....................................................       21,621       (123,433)         62,382        (72,094)
Dividends to preferred shareholders ...................................       (5,487)        (5,487)        (16,461)       (16,379)
                                                                        ------------    ------------    ------------   ------------
Net income (loss) allocable to common shareholders ....................   $   16,134    $  (128,920)   $     45,921    $   (88,473)
                                                                        ============    ============    ============   ============
Net income (loss) allocable to:


    Class A common ....................................................   $   12,334    $   (97,944)   $     35,041    $   (67,526)
    Class B common ....................................................        3,800        (30,976)         10,880        (20,947)
                                                                        ------------    ------------    ------------   ------------
Total .................................................................   $   16,134    $  (128,920)   $     45,921    $   (88,473)
                                                                        ============    ============    ============   ============
Basic net income (loss) per weighted average common share before extraordinary loss:

    Class A common ....................................................   $        .25   $      (1.93)   $        .70    $   (1.38)
    Extraordinary loss per Class A common share .......................             --           (.04)             --         (.04)
                                                                          ------------   -------------   -------------   -----------
    Basic net income (loss) per weighted average Class A common share .   $        .25   $      (1.97)   $        .70    $   (1.42)
                                                                          ============   =============   =============   ===========
    Class B common ....................................................   $        .38   $      (2.95)   $       1.07    $   (1.98)
    Extraordinary loss per Class B common share .......................             --           (.06)             --         (.06)
                                                                          ------------   -------------   -------------   -----------
    Basic net income (loss) per weighted average Class B common share .   $        .38   $      (3.01)   $       1.07    $   (2.04)
                                                                          ============   =============   =============   ===========
Basic weighted average common shares outstanding:

    Class A common ....................................................     49,525,372     49,715,423      50,102,817   47,489,129
    Class B common ....................................................     10,010,423     10,283,513      10,191,483   10,283,513
Diluted net income (loss) per weighted  average  common share before extraordinary loss:
    Class A common ....................................................   $        .25   $      (1.97)   $        .69    $   (1.42)
                                                                          ============   =============   =============   ===========
    Class B common ....................................................   $        .26   $      (3.01)   $        .75    $   (2.04)
                                                                          ============   =============   =============   ===========
Diluted weighted average common shares outstanding:
    Class A common ....................................................     49,825,400     49,715,423      50,445,005   47,489,129
    Class B common ....................................................     10,010,423     10,283,513      10,191,483   10,283,513

                (see accompanying notes to financial statements)

                         RECKSON ASSOCIATES REALTY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                        ---------------------------------------
                                                                                               2002                  2001
                                                                                        ------------------    -----------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)................................................................          $     62,382        $      (72,094)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization..............................................                82,913                77,221
        Gain on sales of real estate...............................................                (4,804)                 (972)
        Valuation reserves on investments in affiliate loans and joint ventures....                    --               163,000
        Minority partners' interests in consolidated partnerships..................                14,379                12,885
        Extraordinary loss on extinguishment of debts..............................                    --                 2,595
        Limited partners' minority interest in the operating partnership...........                 4,796                (9,326)
        Equity in earnings of real estate joint ventures and service companies.....                  (598)               (1,704)
   Changes in operating assets and liabilities:
        Tenant receivables.........................................................                   312                 1,446
        Real estate tax escrows ...................................................                (2,774)               (2,037)
        Prepaid expenses and other assets..........................................                14,053                13,028
        Deferred rents receivable..................................................               (19,666)              (28,843)
        Accrued expenses and other liabilities.....................................                (5,218)              (18,009)
                                                                                          ------------------    -----------------
        Net cash provided by operating activities..................................               145,775               137,190
                                                                                          ------------------    -----------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
        Increase in contract deposits and pre-acquisition costs....................               (37,304)               (2,897)
        Additions to developments in progress.....................................                     --                (3,606)
        Proceeds from mortgage note receivable repayments..........................                    12                 2,949
        Investments in affiliate joint ventures....................................                    --               (25,056)
        Additions to commercial real estate properties.............................               (31,029)             (121,703)
        Additions to furniture, fixtures and equipment.............................                   (71)                 (324)
        Payment of leasing costs...................................................               (12,789)               (6,264)
        Proceeds from sales of real estate and marketable securities...............                22,385               109,250
                                                                                          ------------------    -----------------
        Net cash used in investing activities......................................               (58,796)              (47,651)
                                                                                          ------------------    -----------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of common stock net of issuance costs...............                 6,310                 1,790
        Purchases of common stock..................................................               (49,227)                   --
        Principal payments on secured borrowings...................................                (7,930)             (291,445)
        Payment of loan and equity issuance costs..................................                (1,538)               (5,944)
        Increase in investments in affiliate loans and service companies...........                    --               (12,382)
        Proceeds from issuance of senior unsecured notes...........................                49,432                    --
        Proceeds from secured borrowings...........................................                    --               325,000
        Proceeds from unsecured credit facility....................................               115,000               128,000
        Repayment of unsecured credit facility.....................................              (162,600)              (98,000)
        Distributions to minority partners in consolidated partnerships............               (14,572)              (13,390)
        Distributions to limited partners in the operating partnership.............                (9,451)               (9,181)
        Distributions to preferred unit holders....................................                (1,047)               (1,749)
        Dividends to common shareholders...........................................               (84,239)              (75,278)
        Dividends to preferred shareholders........................................               (16,461)              (16,337)
                                                                                         ------------------    -----------------
        Net cash used in financing activities......................................              (176,323)              (68,916)
                                                                                         ------------------    -----------------
        Net (decrease) increase in cash and cash equivalents.......................               (89,344)               20,623
        Cash and cash equivalents at beginning of period...........................               121,975                17,843
                                                                                         ------------------    -----------------
        Cash and cash equivalents at end of period.................................         $      32,631         $      38,466
                                                                                         ==================    =================

                (see accompanying notes to financial statements)

                         RECKSON ASSOCIATES REALTY CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

The Company became the sole general partner of Reckson Operating Partnership, L.P. (the "Operating Partnership") by contributing substantially all of the net proceeds of the IPO in exchange for an approximate 73% interest in the Operating Partnership. All Properties acquired by the Company are held by or through the Operating Partnership. In conjunction with the IPO, the Operating Partnership executed various option and purchase agreements whereby it issued common units of limited partnership interest in the Operating Partnership ("OP Units") to certain continuing investors in exchange for (i) interests in certain property partnerships, (ii) fee simple and leasehold interests in properties and development land, (iii) certain other business assets and (iv) 100% of the non-voting preferred stock of the management and construction companies. At September 30, 2002, the Company's ownership percentage in the Operating Partnership was approximately 89.7%.

2.  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership at September 30, 2002 and December 31, 2001 and the results of their operations for the three and nine months ended September 30, 2002 and 2001, respectively, and, their cash flows for the nine months ended September 30, 2002 and 2001, respectively. The Operating Partnership's investments in majority owned and/or controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners' interest. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest. Such investments are reflected in the accompanying financial statements on the equity method of accounting. The operating results of Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction Group New York, Inc. and Reckson Construction Group, Inc. (the "Service Companies"), in which the Operating Partnership owns a 97% non-controlling interest are reflected in the accompanying financial statements on the equity method of accounting. On October 1, 2002, the Operating Partnership acquired the remaining 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. As a result, commencing on October 1, 2002, the Operating Partnership will consolidate the operations of the Service Companies. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Minority partners' interests in consolidated partnerships represent a 49% non-affiliated interest in RT Tri-State LLC, owner of an nine property suburban office portfolio, a 40% non-affiliated interest in Omni Partners, L.P., owner of a 575,000 square foot suburban office property and beginning December 21, 2001, a 49% non-affiliated interest in Metropolitan 919 Third Avenue, LLC, owner of the property located at 919 Third Avenue, New York, NY. Limited partners' minority interest in the Operating Partnership was approximately 10.3% and 11.1% at September 30, 2002 and 2001, respectively.

The accompanying interim unaudited financial statements have been prepared by the Company's management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

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

In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. It also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions related to the disposal of a segment of a business. The Company adopted Statement No. 144 on January 1, 2002. The adoption of this statement did not have a material effect on the results of operations or the financial position of the Company. The adoption of Statement No. 144 does not have an impact on net income (loss) allocable to common shareholders. Statement No. 144 only impacts the presentation of the results of operations and gain
(loss) on sales of real estate for those properties sold during the period within the consolidated statements of operations (see Note 6).

Effective January 1, 2002 the Company has elected to follow FASB Statement No. 123, "Accounting for Stock Based Compensation". Statement No.123 requires the use of option valuation models which determine the fair value of the option on the date of the grant. All future employee stock option grants will be expensed over the options' vesting periods based on the fair value at the date of the grant in accordance with Statement No. 123. The Company expects minimal financial impact in the current year from the adoption of Statement No. 123. To determine the fair value of the stock options granted, the Company uses a Black-Scholes option pricing model. Historically, the Company had applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans and reported pro forma disclosures in its Form 10-K filings by estimating the fair value of options issued and the related expense in accordance with Statement No. 123. Accordingly, no compensation cost had been recognized for its stock option plans in the past.

In April 2002, the FASB issued Statement No. 145, which rescinded Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt". Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company will adopt Statement No. 145 on January 1, 2003.

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.  MORTGAGE NOTES PAYABLE

As of September 30, 2002, the Company had approximately $743.1 million of fixed rate mortgage notes which mature at various times between 2004 and 2027. The notes are secured by 21 properties with a net carrying value of approximately $1.5 billion and have a weighted average interest rate of approximately 7.26%.

The following table sets forth the Company's mortgage notes payable as of September 30, 2002, by scheduled maturity date (dollars in thousands):

-----------------------------------------------------------------------------------------------------------------------
                                                     Principal         Interest         Maturity         Amortization
Property                                            Outstanding          Rate             Date           Term (Years)
-----------------------------------------------------------------------------------------------------------------------
80 Orville Dr, Islip, NY                                   2,616          10.10%     February, 2004      Interest only
-----------------------------------------------------------------------------------------------------------------------
395 North Service Road, Melville, NY                      19,811           6.45%      October, 2005     $34 per month
-----------------------------------------------------------------------------------------------------------------------
200 Summit Lake Drive, Valhalla, NY                       19,476           9.25%      January, 2006           25
-----------------------------------------------------------------------------------------------------------------------
1350 Avenue of the Americas, NY, NY                       74,824           6.52%         June, 2006           30
-----------------------------------------------------------------------------------------------------------------------
Landmark Square, Stamford, CT (a)                         45,342           8.02%      October, 2006           25
-----------------------------------------------------------------------------------------------------------------------
100 Summit Lake Drive, Valhalla, NY                       19,429           8.50%        April, 2007           15
-----------------------------------------------------------------------------------------------------------------------
333 Earle Ovington Blvd, Mitchel Field, NY (b)            54,104           7.72%       August, 2007           25
-----------------------------------------------------------------------------------------------------------------------
810 Seventh Avenue, NY, NY                                83,223           7.73%       August, 2009           25
-----------------------------------------------------------------------------------------------------------------------
100 Wall Street, NY, NY                                   36,063           7.73%       August, 2009           25
-----------------------------------------------------------------------------------------------------------------------
6900 Jericho Turnpike, Syosset, NY                         7,376           8.07%         July, 2010           25
-----------------------------------------------------------------------------------------------------------------------
6800 Jericho Turnpike, Syosset, NY                        13,976           8.07%         July, 2010           25
-----------------------------------------------------------------------------------------------------------------------
580 White Plains Road, Tarrytown, NY                      12,735           7.86%    September, 2010           25
-----------------------------------------------------------------------------------------------------------------------
919 Third Ave, NY, NY (c)                                247,464          6.867%       August, 2011           30
-----------------------------------------------------------------------------------------------------------------------
110 Bi-County Blvd., Farmingdale, NY                       3,690          9.125%     November, 2012           20
-----------------------------------------------------------------------------------------------------------------------
One Orlando Center, Orlando, FL (d)                       38,512           6.82%     November, 2027           28
-----------------------------------------------------------------------------------------------------------------------
120 West 45th Street, NY, NY (d)                          64,507           6.82%     November, 2027           28
-----------------------------------------------------------------------------------------------------------------------

Total/Weighted Average                                 $ 743,148           7.26%

-----------------------------------------------------------------------------------------------------------------------
(a) Encompasses six Class A office properties.
-----------------------------------------------------------------------------------------------------------------------
(b) The Company has a 60% general partnership interest in this property and its proportionate share of the aggregate principal amount is approximately $32.5 million
-----------------------------------------------------------------------------------------------------------------------
(c) The Company has a 51% membership interest in this property and its proportionate share of the aggregate principal amount is approximately
$126.2 million
-----------------------------------------------------------------------------------------------------------------------
(d) Subject to interest rate adjustment on November 1, 2004
-----------------------------------------------------------------------------------------------------------------------
In addition, the Company has a 60% interest in an unconsolidated joint venture property. The Company's pro rata share of the mortgage debt at September 30,
2002is approximately $7.6 million.
-----------------------------------------------------------------------------------------------------------------------

4.  SENIOR UNSECURED NOTES

As of September 30, 2002, the Operating Partnership had outstanding approximately $499.3 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures by scheduled maturity date (dollars in thousands):

                                        FACE
                  ISSUANCE             AMOUNT           COUPON RATE          TERM             MATURITY
              -----------------   ---------------   ------------------   -----------   -------------------------
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

Interest on the Senior Unsecured Notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates. In addition, the Senior Unsecured Notes issued on March 26, 1999 and June 17, 2002 were issued at aggregate discounts of $738,000 and $267,500, respectively. Such discounts are being amortized over the term of the Senior Unsecured Notes to which they relate.

On June 17, 2002, the Operating Partnership issued $50 million of 6.00% (6.125% effective rate) senior unsecured notes. Net proceeds of approximately $49.4 million received from this issuance were used to repay outstanding borrowings under the Company's unsecured credit facility.

5.  UNSECURED CREDIT FACILITY

As of September 30, 2002, the Company had a three year $575 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The outstanding borrowings under the Credit Facility was $224 million at September 30, 2002. The Credit Facility matures in September 2003 and borrowings under the Credit Facility are currently priced off LIBOR plus 105 basis points.

The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At September 30, 2002, the Company had availability under the Credit Facility to borrow approximately an additional $351 million, subject to compliance with certain financial covenants.

6.  COMMERCIAL REAL ESTATE INVESTMENTS

As of September 30, 2002, the Company owned and operated 75 office properties (inclusive of eleven office properties owned through joint ventures) comprising approximately 13.6 million square feet, 101 industrial properties comprising approximately 6.7 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area.

The Company also owns approximately 338 acres of land in 14 separate parcels of which the Company can develop approximately 3.2 million square feet of office space and approximately 470,000 square feet of industrial space. The Company is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of September 30, 2002, the Company had invested approximately $117 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values. The Company has capitalized approximately $8.1 million for the nine months ended September 30, 2002 related to real estate taxes, interest and other carrying costs related to these development projects.

The Company holds a $17.0 million interest in a note receivable secured by a partnership interest in Omni Partners, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, NY and three other notes receivable aggregating $36.5 million which bear interest at rates ranging from 10.5% to 12% per annum and are secured by a minority partner's preferred unit interest in the Operating Partnership and certain real property. As of September 30, 2002, management has made subjective assessments as to the underlying security value on the Company's note receivable investments. These assessments indicated an excess of market value over carrying value related to the Company's note receivable investments. The Company also owns a 357,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Company's initial New York City portfolio acquisition. This property is cross collateralized under a $103 million mortgage note along with one of the Company's New York City buildings.

The Company also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV") which it manages. The remaining 40% interest is owned by JAH Realties L.P. Jon Halpern, the CEO and a director of HQ Global Workplaces is a partner in JAH Realties, L.P.. As of September 30, 2002, the 520JV had total assets of $21.3 million, a mortgage note payable of $12.7 million and other liabilities of $1.0 million. The Company's allocable share of the 520JV mortgage note payable is approximately $7.6 million. In addition, the 520JV had total revenues of $2.6 million and total expenses of $2.5 million for the nine months ended September 30, 2002. The Company accounts for the 520JV under the equity method of accounting. The 520JV contributed approximately $133,000 and $316,000 to the Company's equity in earnings of real estate joint ventures for the nine months ended September 30, 2002 and 2001, respectively.

On December 21, 2001, the Company formed a joint venture with the New York State Teachers' Retirement System ("NYSTRS") whereby NYSTRS acquired a 49% indirect interest in the property located at 919 Third Avenue, New York, NY for $220.5 million which included $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of cash which was then distributed to the Company. On January 4, 2002, net proceeds from this transaction were used primarily to repay borrowings under the Credit Facility and for working capital purposes.

On August 7, 2002, the Company sold an industrial property on Long Island aggregating approximately 32,000 square feet for approximately $1.8 million. This property was sold to the sole tenant of the property through an option contained in the tenant's lease. On August 8, 2002, the Company sold two Class A office properties located in Westchester County, NY aggregating approximately 157,000 square feet for approximately $18.5 million. Net proceeds from these sales were used to repay borrowings under the Credit Facility and for general corporate purposes. The Company recorded an aggregate net gain of approximately $4.9 million as a result of these sales. In addition, in accordance with FASB Statement No. 144, the operating results of these properties and the resulting gain on sales of real estate have been reflected as discontinued operations for all periods presented on the accompanying statements of operations.

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

During August 2002, the Board of Directors of the Company declared the following dividends on the Company's securities:

                                                                                                         ANNUALIZED
                              DIVIDEND/         RECORD              PAYMENT            THREE MONTHS       DIVIDEND/
         SECURITY           DISTRIBUTION         DATE                DATE                  ENDED         DISTRIBUTION
         --------           ------------         ----                ----                  -----         ------------
Class A common stock          $ .4246       October 7, 2002    October 18, 2002    September 30, 2002      $1.6984
Class B common stock          $ .6471      October 15, 2002    October 31, 2002      October 31, 2002      $2.5884
Series A preferred stock      $.476563     October 15, 2002    October 31, 2002      October 31, 2002      $1.9063
Series B preferred stock      $.553125     October 15, 2002    October 31, 2002      October 31, 2002      $2.2125

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

On September 30, 2002, the Company had issued and outstanding 9,915,313 shares of Class B Exchangeable Common Stock, par value $.01 per share (the "Class B common stock"). The dividend on the shares of Class B common stock is subject to adjustment annually based on a formula which measures increases or decreases in the Company's Funds From Operations, as defined, over a base year. The Class B common stock currently receives an annual dividend of $2.5884 per share.

The shares of Class B common stock are exchangeable at any time, at the option of the holder, into an equal number of shares of Class A common stock, subject to customary antidilution adjustments. The Company, at its option, may redeem any or all of the Class B common stock in exchange for an equal number of shares of the Company's Class A common stock at any time following November 23, 2003.

The Board of Directors of the Company has authorized the purchase of up to a five million shares of the Company's Class A common stock and/or its Class B common stock. Transactions conducted on the New York Stock Exchange will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time.

During the three months ended September 30, 2002, under this buy-back program, the Company purchased 368,200 shares of Class B common stock at an average price of $22.90 per Class B share and 1,856,200 shares of Class A common stock at an average price of $21.98 per Class A share for an aggregate purchase price for both the Class A and Class B common stock of approximately $49.2 million. In addition, subsequent to September 30, 2002, the Company purchased 842,200 shares of Class A common stock at $20.77 per share. As a result of these purchases, annual common stock dividends will decrease by approximately $5.5 million. Previously, under the Company's prior stock buy-back program, the Company had purchased and retired 1,410,804 shares of Class B common stock at an average price of $21.48 per Class B share and 61,704 shares of Class A common stock at an average price of $23.03 per Class A share for an aggregate purchase price for both the Class A and Class B common stock of approximately $31.7 million.

The Board of Directors of the Company has formed a pricing committee to consider purchases of up to $75 million of the Company's outstanding preferred securities.

On September 30, 2002, the Company had issued and outstanding 9,192,000 shares of 7.625% Series A Convertible Cumulative Preferred Stock (the "Series A preferred stock"). The Series A preferred stock is redeemable by the Company on or after April 13, 2003 at a price of approximately $25.95 per share with such price decreasing, at annual intervals, to $25.00 per share over a five year period. In addition, the Series A preferred stock, at the option of the holder, is convertible at any time into the Company's Class A common stock at a price of $28.51 per share. On October 14, 2002, the Company purchased and retired 357,500 shares of the Series A Preferred stock at $22.29 per share for approximately $8.0 million. As a result of this purchase, annual preferred dividends will decrease by approximately $682,000.

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

Basic net income (loss) per share on the Company's Class A common stock was calculated using the weighted average number of shares outstanding of 49,525,372 and 49,715,423 for the three months ended September 30, 2002 and 2001, respectively and 50,102,817 and 47,489,129 for the nine months ended September 30, 2002 and 2001, respectively.

Basic net income (loss) per share on the Company's Class B common stock was calculated using the weighted average number of shares outstanding of 10,010,423 and 10,283,513 for the three months ended September 30, 2002 and 2001, respectively and 10,191,483 and 10,283,513 for the nine months ended September 30, 2002 and 2001, respectively.

The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted net income (loss) per weighted average common share and the computation of basic and diluted net income (loss) per weighted average share for the Company's Class A common stock (in thousands except for earnings per share data):

                                                                Three Months Ended               Nine Months Ended
                                                                   September 30,                   September 30,
                                                          ------------------------------- ----------------------------
                                                               2002             2001          2002           2001
                                                          --------------- --------------- ------------- --------------
Numerator:
  Income (loss) before discontinued operations,
     dividends to preferred shareholders,  extraordinary
     loss and (income) loss  allocated to Class B
     shareholders.......................................   $   16,914       $  (121,019)    $  57,339    $  (70,180)
  Discontinued operations (net of share  applicable
     to limited partners and Class B shareholders)......        3,598               137         3,848           520
  Dividends to preferred shareholders...................       (5,487)           (5,487)      (16,461)      (16,379)
  Extraordinary loss (net of share applicable to limited
     partners and Class B shareholders).................           --            (1,971)           --        (1,971)
  (Income) loss allocated to Class B common
     shareholders.......................................       (2,691)           30,396        (9,685)       20,484
                                                          --------------- --------------- ------------- --------------
Numerator for basic and diluted earnings per
         Class A common share...........................   $   12,334       $   (97,944)    $   35,041   $  (67,526)
                                                          =============== =============== ============= ==============

Denominator:
  Denominator for basic earnings per share -
     weighted average Class A common shares.............       49,525            49,715        50,103        47,489
  Effect of dilutive securities:
        Common stock equivalents........................          300                --           342            --
                                                           -------------- -------------- -------------  --------------
Denominator for diluted earnings per Class A common
        share - adjusted weighted average shares and
        assumed conversions.............................       49,825            49,715        50,445        47,489
                                                          =============== =============== ============= ==============
Basic earnings per Class A common share:
  Income (loss) before extraordinary loss...............   $      .25       $     (1.93)    $     .70    $    (1.38)
  Extraordinary loss....................................           --              (.04)           --          (.04)
                                                          --------------- --------------- ------------- --------------
  Net income (loss) per Class A common share............   $      .25       $     (1.97)    $     .70    $    (1.42)
                                                          =============== =============== ============= ==============
Diluted earnings per Class A common share:
  Income (loss) before extraordinary loss...............   $      .25       $     (1.93)    $     .69    $    (1.38)
  Extraordinary loss....................................           --              (.04)           --          (.04)
                                                          --------------- --------------- ------------- --------------
  Diluted net income (loss) per Class A common share....   $      .25       $     (1.97)    $     .69    $    (1.42)
                                                          =============== =============== ============= ==============

The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted net income (loss) per weighted average common share and the computation of basic and diluted net income (loss) per weighted average share for the Company's Class B common stock (in thousands except for earnings per share data):

                                                                Three Months Ended               Nine Months Ended
                                                                   September 30,                   September 30,
                                                           ------------------------------- ----------------------------
                                                                2002             2001          2002           2001
                                                           --------------- --------------- ------------- --------------
Numerator:
  Income (loss) before discontinued operations, dividends
      to preferred shareholders, extraordinary loss and
      (income) loss allocated to Class A shareholders.....  $    16,914    $    (121,019)  $   57,339   $    (70,180)
  Discontinued operations (net of share applicable to
      limited partners and Class A shareholders)..........        1,109               43        1,195            161
  Dividends to preferred shareholders.....................       (5,487)          (5,487)     (16,461)       (16,379)
  Extraordinary  loss (net of share applicable to limited
      partners and Class A shareholders)..................           --             (624)          --           (624)
  (Income) loss allocated to Class A common shareholders..       (8,736)          96,111      (31,193)        66,075
                                                           ------------- --------------- ------------- --------------
Numerator for basic earnings per Class B common share.....        3,800          (30,976)      10,880        (20,947)
Add back:
  Income allocated to Class A common shareholders.........       12,334               --       35,041             --
  Limited partner's minority interest in the operating
      partnership.........................................        1,249               --        4,796             --
                                                           ------------- --------------- ------------- --------------
Numerator for diluted earnings per Class B common share...  $    17,383    $     (30,976)  $   50,717   $    (20,947)
                                                           ============= =============== ============= ==============
Denominator:
  Denominator for basic earnings per share-weighted
      average Class B common shares.......................       10,010           10,284       10,191         10,284
  Effect of dilutive securities:
     Weighted average Class A common shares outstanding...       49,525               --       50,103             --
     Weighted average OP Units outstanding................        7,276               --        7,427             --
     Common stock equivalents.............................          300               --          342             --
                                                           ------------- --------------- ------------- --------------
Denominator for diluted earnings per Class B common
     share - adjusted weighted average shares and
     assumed conversions..................................       67,111           10,284       68,063         10,284
                                                           ============= =============== ============= ==============
Basic earnings per Class B common share:
   Income (loss) before extraordinary loss...............   $       .38    $       (2.95)  $     1.07   $      (1.98)
   Extraordinary loss....................................            --             (.06)          --           (.06)
                                                           ------------- --------------- ------------- --------------
   Net income (loss) per Class B common share............   $       .38    $       (3.01)  $     1.07   $      (2.04)
                                                           ============= =============== ============= ==============
Diluted earnings per Class B common share:
   Income (loss) before extraordinary loss...............   $       .26    $       (2.95)  $      .75   $      (1.98)
   Extraordinary loss....................................            --             (.06)          --           (.06)
                                                           ------------- --------------- ------------- --------------
   Diluted net income (loss) per Class B common share....   $       .26    $       (3.01)  $      .75   $      (2.04)
                                                           ============= =============== ============= ==============

8.  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (IN THOUSANDs)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                       ---------------------------------------
                                                                             2002                    2001
                                                                       --------------           --------------
       Cash paid during the period for interest....................... $     79,456             $     87,932
                                                                       ==============           ==============
       Interest capitalized during the period ........................ $      6,354             $      7,764
                                                                       ==============           ==============







9.  SEGMENT DISCLOSURE

The Company owns all of the interests in its real estate properties directly or indirectly through the Operating Partnership. The Company's portfolio consists of Class A office properties located within the New York City metropolitan area and Class A suburban office and industrial properties located and operated within the Tri-State Area (the "Core Portfolio"). The Company's portfolio also includes one office property located in Orlando, Florida. The Company has Managing Directors who report directly to the Co-Presidents and Chief Financial Officer who have been identified as the Chief Operating Decision Makers due to their final authority over resource allocation, decisions and performance assessment.

The Company does not consider (i) interest incurred on its Credit Facility and Senior Unsecured Notes (ii) the operating performance of the office property located in Orlando, Florida and (iii) the operating performance of those properties reflected as discontinued operations in the Company's consolidated statements of operations as part of its Core Portfolio's property operating performance for purposes of its component disclosure set forth below.

The following table sets forth the components of the Company's revenues and expenses and other related disclosures for the three and nine months ended September 30, 2002 and 2001 (in thousands):


                                                      Three months ended
                                         ---------------------------------------------
                                                      September 30, 2002
                                         ---------------------------------------------
                                             Core            Other      CONSOLIDATED
                                           Portfolio                       TOTALS
                                         --------------  -------------- --------------
REVENUES:
Base rents, tenant escalations and
    reimbursements.....................   $    124,289     $     2,158   $    126,447
Equity in earnings of real estate joint
    ventures and service companies.....             --             104            104
Other income (loss)....................            331           1,900          2,231
                                         --------------  -------------- --------------

Total Revenues.........................        124,620           4,162        128,782
                                         --------------  -------------- --------------
EXPENSES:
Property operating expenses............         45,011           1,124         46,135
Marketing, general and administrative..          4,807           3,158          7,965
Interest...............................         13,003           9,650         22,653
Depreciation and amortization..........         26,730           2,417         29,147
                                         --------------  -------------- --------------
Total Expenses.........................         89,551          16,349        105,900
                                         --------------  -------------- --------------
Income (loss) from continuing operations
    before minority interests, preferred
    dividends and distributions,
    valuation reserves, discontinued
    operations and extraordinary loss...   $     35,069     $   (12,187) $     22,882
                                         ==============  ============== ==============
Total Assets............................   $  2,679,679     $   219,269  $  2,898,948
                                         ==============  ============== ==============
                                                      Three months ended
                                         ----------------------------------------------
                                                       September 30, 2001
                                         ----------------------------------------------
                                               Core           Other      CONSOLIDATED
                                            Portfolio                       TOTALS
                                          ---------------  ------------- --------------
REVENUES:
Base rents, tenant escalations and
    reimbursements.....................     $    123,689    $    2,178    $   125,867
Equity in earnings of real estate joint
    ventures and service companies.....               --           505            505
Other income (loss)....................            6,714          (914)         5,800
                                          ---------------  ------------- --------------

Total Revenues.........................          130,403          1,769       132,172
                                          ---------------  ------------- --------------
EXPENSES:
Property operating expenses............           42,933            911        43,844
Marketing, general and administrative..            5,533          2,096         7,629
Interest...............................           13,033         10,477        23,510
Depreciation and amortization..........           24,183          2,135        26,318
                                          ---------------  ------------- --------------
Total Expenses.........................           85,682         15,619       101,301
                                          ---------------  ------------- --------------

Income (loss) from continuing operations
    before minority interests, preferred
    dividends and distributions,
    valuation reserves, discontinued
    operations and extraordinary loss...    $     44,721    $   (13,850)  $    30,871
                                          ===============  ============= ==============
Total Assets............................    $  2,631,077    $   230,574   $ 2,861,651
                                          ===============  ============= ==============

                                                       Nine months ended
                                         ---------------------------------------------
                                                      September 30, 2002
                                         ---------------------------------------------
                                             Core           Other       CONSOLIDATED
                                           Portfolio                       TOTALS
                                         --------------  ------------- ---------------
REVENUES:
Base rents, tenant escalations and
    reimbursements......................  $   364,505     $    6,575    $  371,080
Equity in earnings of real
    estate joint ventures and
    service companies...................           --            598           598
Other income............................        1,383          5,323         6,706
                                         --------------  ------------- ---------------
Total Revenues..........................      365,888         12,496       378,384
                                         ==============  ============= ===============
EXPENSES:
Property operating expenses.............      125,996          3,465       129,461
Marketing, general and administrative...       13,994          8,716        22,710
Interest................................       38,956         26,816        65,772
Depreciation and amortization...........       76,757          6,156        82,913
                                         --------------  ------------- ---------------
Total Expenses..........................      255,703         45,153       300,856
                                         ==============  ============= ===============
Income (loss) from continuing
operations before
    minority interests, preferred
    dividends and distributions,
    valuation reserves, discontinued
    operations and extraordinary loss...  $   110,185     $  (32,657)   $   77,528
                                         ==============  ============= ===============
                                                       Nine months ended
                                          ----------------------------------------------
                                                       September 30, 2001
                                          ----------------------------------------------
                                              Core            Other       CONSOLIDATED
                                            Portfolio                        TOTALS
                                          --------------  -------------- ---------------
REVENUES:
Base rents, tenant escalations and
    reimbursements......................   $  365,681      $    7,214     $   372,895
Equity in earnings of real
    estate joint ventures and
    service companies...................           --           1,704           1,704
Other income............................        9,192           9,894          19,086
                                          --------------  -------------- ---------------
Total Revenues..........................      374,873          18,812         393,685
                                          --------------  -------------- ---------------
EXPENSES:
Property operating expenses.............      122,702           2,345         125,047
Marketing, general and administrative...       15,504           7,934          23,438
Interest................................       38,086          32,615          70,701
Depreciation and amortization...........       70,404           6,197          76,601
                                          --------------  -------------- ---------------
Total Expenses..........................      246,696          49,091         295,787
                                          --------------  -------------- ---------------
Income (loss) from continuing
operations before
    minority interests, preferred
    dividends and distributions,
    valuation reserves, discontinued
    operations and extraordinary loss...   $  128,177      $  (30,279)    $    97,898
                                          ==============  ============== ===============

10. RELATED PARTY TRANSACTIONS

As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Code. These services are currently provided by the Service Companies in which, as of September 30, 2002, the Operating Partnership owns a 97% non-controlling interest. An entity which is substantially owned by certain Rechler family members who are also executive officers of the Company own a 3% controlling interest in the Service Companies. In order to minimize the potential for corporate conflicts of interests, the Independent Directors of the Company approved the purchase by the Operating Partnership of the remaining 3% interest in the Service Companies. On October 1, 2002, the Operating Partnership acquired such 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. Such amount was less than the total amount of capital contributed by the Rechler family members. As a result, commencing on October 1, 2002, the Operating Partnership will consolidate the operations of the Service Companies. During the nine months ended September 30, 2002, Reckson Construction Group, Inc. billed approximately $134,000 of market rate services and Reckson Management Group, Inc. billed approximately $232,000 of market rate management fees to certain properties in which certain Rechler family members who are also executive officers maintain an equity interest. These properties consist of five properties in which these officers had acquired their interests prior to the initial public offering, but were not contributed to the Company as part of the initial public offering (the "Option Properties"). At the initial public offering the Operating Partnership was granted ten year options to acquire these interests at a price based upon an agreed upon formula. Such options provide the Company the right to acquire fee interest in two of the Option Properties and the Rechler's minority interests in the remaining properties. The Independent Directors are currently reviewing whether the Company should exercise one or more of these options. In addition, for the nine months ended September 30, 2002, Reckson Construction Group, Inc. performed market rate services, aggregating approximately $299,000 for a property in which certain executive officers maintain an equity interest.

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

A company affiliated with an Independent Director of the Company, leases 15,566 square feet in a property owned by the Company at an annual base rent of approximately $431,500. Reckson Strategic Venture Partners, LLC ("RSVP") leases 5,144 square feet in one of the Company's joint venture properties at an annual base rent of approximately $176,000.

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc., ("FrontLine") and RSVP. RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies outside the Company's core office and industrial focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), hrough RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of September 30, 2002, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of September 30, 2002, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million. RSVP retained the services of two managing directors to manage RSVP's day to day operations. Prior to the spin off of Frontline, the Company guaranteed certain salary provisions of their employment agreements with RSVP Holdings, LLC, RSVP's common member. The term of these employment agreements is seven years commencing March 5, 1998 provided however, the term may be earlier terminated after five years upon certain circumstances. The salary for each managing director is $1 million in the first five years and $1.6 million in years six and seven.

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

At December 31, 2001, the Company, pursuant to Section 166 of the Code, for tax purposes charged off $70 million of the aforementioned reserve directly related to the FrontLine Facility, including accrued interest. On February 14, 2002, the Company for tax purposes charged off an additional $38 million of the reserve directly related to the FrontLine Facility, including accrued interest and $47 million of the reserve directly related to the RSVP Facility, including accrued interest.

FrontLine is in default under the FrontLine Loans from the Operating Partnership and on June 12, 2002, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million which was reassessed with no change by management as of September 30, 2002. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet. The common and preferred members of RSVP are currently in dispute over certain provisions of the RSVP operating agreement. The members are currently negotiating to restructure the RSVP operating agreement to settle the dispute. There can be no assurances that the members will successfully negotiate a settlement.

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

Scott H. Rechler, who serves as Co-Chief Executive Officer and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine. As of December 31, 2001, the Company's directors and officers owned approximately 15.9% of FrontLine's outstanding common stock.

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

11. COMMITMENTS AND CONTINGENCIES

HQ Global Workplaces, Inc. ("HQ"), one of the largest providers of flexible officing solutions in the world and which is controlled by FrontLine, currently operates nine (formerly eleven) executive office centers in the Company's properties, three of which are held through joint ventures. The leases under which these office centers operate expire between 2008 and 2011, encompass approximately 202,000 square feet and have current contractual annual base rents of approximately $6.1 million. On March 13, 2002, as a result of experiencing financial difficulties, HQ voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As of June 30, 2002, HQ's leases with the Company were in default. Further, effective March 13, 2002, the Bankruptcy Court granted HQ's petition to reject two of its leases with the Company. The two rejected leases aggregated approximately 23,900 square feet and provided for contractual base rents of approximately $548,000 for the 2002 calendar year. Commencing April 1, 2002 and pursuant to the bankruptcy filing, HQ has been paying current rental charges under its leases with the Company, other than under the two rejected leases. The Company is in negotiation to restructure three of the leases and leave the terms of the remaining six leases unchanged. All negotiations with HQ are conducted by a committee designated by the Board and chaired by an independent director. There can be no assurance as to whether any deal will be consummated with HQ or if HQ will affirm or reject any or all of its remaining leases with the Company. As a result of the foregoing, the Company has reserved approximately $550,000 (net of minority partners' interests and including the Company's share of unconsolidated joint venture interest), or 74%, of the amounts due from HQ as of September 30, 2002. Scott H. Rechler serves as the non-Executive Chairman of the Board and Jon Halpern is the Chief Executive Officer and a director of HQ.


WorldCom/MCI and its affiliates ("WorldCom"), a telecommunications company, which leases as of September 30, 2002 approximately 527,000 square feet in thirteen of the Company's properties located throughout the Tri-State Area voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on July 21, 2002. The total annualized base rental revenue from these leases amounts to approximately $12.0 million, or 2.9% of the Company's total 2002 annualized rental revenue, making it the Company's second largest tenant based on base rental revenue earned on a consolidated basis. All of WorldCom's leases are current on base rental charges through November 30, 2002 and the Company currently holds approximately $300,000 in security deposits relating to these leases. There can be no assurance as to whether WorldCom will affirm or reject any or all of its leases with the Company. As a result of the foregoing, the Company has increased its reserve against the deferred rent receivable on its balance sheet in an amount equal to $1.1 million representing approximately 51% of the outstanding deferred rent receivable attributable to WorldCom.

MetroMedia Fiber Network Services, Inc. ("MetroMedia"), which leased approximately 112,000 square feet in one property from the Company, voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in May 2002. MetroMedia's lease with the Company provided for contractual base rent of approximately $25 per square foot amounting to $2.8 million per calendar year and expired in May 2010. In July 2002, the Bankruptcy Court granted MetroMedia's petition to restructure and reduce space under its existing lease. As a result, the lease was amended to reduce MetroMedia's space by 80,357 square feet to 31,718 square feet. Annual base rent on the 31,718 square feet MetroMedia will continue to lease is $25 per square foot amounting to approximately $793,000 per annum. Further, pursuant to the Bankruptcy Court order MetroMedia is required to pay to the Company a surrender fee of approximately $1.8 million. As a result of the foregoing, the Company has written off approximately $388,000 of deferred rent receivable relating to this lease and recognized the aforementioned surrender fee.

Arthur Andersen, LLP ("AA") leased approximately 38,000 square feet in one of the Company's New York City buildings. AA's lease with the Company provided for base rent of approximately $2 million on an annualized basis and expired in April 2004. AA has experienced significant financial difficulties with its business and as a result has entered into a lease termination agreement with the Company effective November 30, 2002. In October 2002, AA paid the Company for all base rental and other charges through November 30, 2002 and a lease termination fee of approximately $144,000. As of September 30, 2002, the Company has reserved 100% of the deferred rent receivable related to this lease which is approximately $130,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements of Reckson Associates Realty Corp. (the "Company") and related notes thereto.

The Company considers certain statements set forth herein to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Company's expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the timing and success of acquisitions and the completion of development or redevelopment of properties, the financing of the Company's operations, the ability to lease vacant space and the ability to renew or relet space under expiring leases, involve risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Company can give no assurance that its expectation will be achieved. Among those risks, trends and uncertainties are: the general economic climate, including the conditions affecting industries in which our principal tenants compete; changes in the supply of and demand for office and industrial properties in the New York tri-state area; changes in interest rate levels; downturns in rental rate levels in our markets and our ability to lease or release space in a timely manner at current or anticipated rental rate levels; the availability of financing to us or our tenants; credit of our tenants, changes in operating costs, including utility, security and insurance costs; repayment of debt owed to the Company by third parties (including FrontLine Capital Group); risks associated with joint ventures; and other risks associated with the development and acquisition of properties, including risks that development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's current operating and development plans and estimates. These plans and estimates are subject to revisions from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

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

During the nine months ended September 30, 2002, the Company incurred approximately $4.6 million of bad debt expense related to tenant receivables and deferred rents receivable which accordingly reduced total revenues and reported net income during the period.

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

As of September 30, 2002, the Company owned and operated 75 office properties (inclusive of eleven office properties owned through joint ventures) comprising approximately 13.6 million square feet, 101 industrial properties comprising approximately 6.7 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area.

The Company also owns approximately 338 acres of land in 14 separate parcels of which the Company can develop approximately 3.2 million square feet of office space and approximately 470,000 square feet of industrial space. The Company is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of September 30, 2002, the Company had invested approximately $117 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values. The Company has capitalized approximately $8.1 million for the nine months ended September 30, 2002 related to real estate taxes, interest and other carrying costs related to these development projects.

The Company holds a $17.0 million interest in a note receivable secured by a partnership interest in Omni Partners, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, NY and three other notes receivable aggregating $36.5 million which bear interest at rates ranging from 10.5% to 12% per annum and are secured by a minority partner's preferred unit interest in the Operating Partnership and certain real property. As of September 30, 2002, management has made subjective assessments as to the underlying security value on the Company's note receivable investments. These assessments indicated an excess of market value over carrying value related to the Company's note receivable investments. The Company also owns a 357,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Company's initial New York City portfolio acquisition. This property is cross collateralized under a $103 million mortgage note along with one of the Company's New York City buildings.

The Company also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV") which it manages. The remaining 40% interest is owned by JAH Realties L.P. Jon Halpern, the CEO and a director of HQ Global Workplaces is a partner in JAH Realties, L.P. . As of September 30, 2002, the 520JV had total assets of $21.3 million, a mortgage note payable of $12.7 million and other liabilities of $1.0 million. The Company's allocable share of the 520JV mortgage note payable is approximately $7.6 million. In addition, the 520JV had total revenues of $2.6 million and total expenses of $2.5 million for the nine months ended September 30, 2002. The Company accounts for the 520JV under the equity method of accounting. The 520JV contributed approximately $133,000 and $316,000 to the Company's equity in earnings of real estate joint ventures for the nine months ended September 30, 2002 and 2001, respectively.

As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Code. These services are currently provided by Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction Group New York, Inc., and Reckson Construction Group, Inc. (collectively, the "Service Companies") in which the Operating Partnership, as of September 30, 2002, owned a 97% non-controlling interest. An entity which is substantially owned by certain Rechler family members who are also executive officers of the Company owned a 3% controlling interest in the Service Companies. In order to minimize the potential for corporate conflicts of interests, the Independent Directors of the Company approved the purchase by the Operating Partnership of the remaining 3% interest in the Service Companies. On October 1, 2002, the Operating Partnership acquired such 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. Such amount was less than the total amount of capital contributed by the Rechler family members. As a result, commencing on October 1, 2002, the Operating Partnership will consolidate the operations of the Service Companies. During the nine months ended September 30, 2002, Reckson Construction Group, Inc. billed approximately $134,000 of market rate services and Reckson Management Group, Inc. billed approximately $232,000 of market rate management fees to certain properties in which certain Rechler family members who are also executive officers maintain an equity interest. These properties consist of five properties in which these officers had acquired their interests prior to the initial public offering, but were not contributed to the Company as part of the initial public offering (the "Option Properties"). At the initial public offering the Operating Partnership was granted ten year options to acquire these interests at a price based upon an agreed upon formula. Such options provide the Company the right to acquire fee interest in two of the Option Properties and the Rechler's minority interests in the remaining properties. The Independent Directors are currently reviewing whether the Company should exercise one or more of these options. In addition, for the nine months ended September 30, 2002, Reckson Construction Group, Inc. performed market rate services, aggregating approximately $299,000 for a property in which certain executive officers maintain an equity interest.

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

A company affiliated with an Independent Director of the Company, leases 15,566 square feet in a property owned by the Company at an annual base rent of approximately $431,500. Reckson Strategic Venture Partners, LLC ("RSVP") leases 5,144 square feet in one of the Company's joint venture properties at an annual base rent of approximately $176,000.

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

The total market capitalization of the Company at September 30, 2002 was approximately $3.2 billion. The Company's total market capitalization is based on the sum of (i) the market value of the Company's Class A common stock and common units of limited partnership interest in the Operating Partnership ("OP Units") (assuming conversion) of $22.77 per share/unit (based on the closing price of the Company's Class A common stock on September 30, 2002), (ii) the market value of the Company's Class B common stock of $23.75 per share (based on the closing price of the Company's Class B common stock on September 30, 2002),
(iii) the liquidation preference value of the Company's Series A preferred stock and Series B preferred stock of $25 per share, (iv) the liquidation preference value of the Operating Partnership's preferred units of $1,000 per unit and (v) the approximately $1.3 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) of debt outstanding at September 30, 2002. As a result, the Company's total debt to total market capitalization ratio at September 30, 2002 equaled approximately 42.2%.

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc., ("FrontLine") and RSVP. RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies outside the Company's core office and industrial focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of September 30, 2002, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of September 30, 2002, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million. RSVP retained the services of two managing directors to manage RSVP's day to day operations. Prior to the spin off of Frontline, the Company guaranteed certain salary provisions of their employment agreements with RSVP Holdings, LLC, RSVP's common member. The term of these employment agreements is seven years commencing March 5, 1998 provided however, the term may be earlier terminated after five years upon certain circumstances. The salary for each managing director is $1 million in the first five years and $1.6 million in years six and seven.

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

At December 31, 2001, the Company, pursuant to Section 166 of the Internal Revenue Code of 1986 charged off for tax purposes $70 million of the aforementioned reserve directly related to the FrontLine Facility, including accrued interest. On February 14, 2002, the Company charged off for tax purposes an additional $38 million of the reserve directly related to the FrontLine Facility, including accrued interest and $47 million of the reserve directly related to the RSVP Facility, including accrued interest.

Scott H. Rechler, who serves as Co-Chief Executive Officer and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine. As of December 31, 2001, the Company's directors and officers owned approximately 15.9% of FrontLine's outstanding common stock.

FrontLine is in default under the FrontLine Loans from the Operating Partnership and on June 12, 2002, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million which was reassessed with no change by management as of September 30, 2002. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet. The common and preferred members of RSVP are currently in dispute over certain provisions of the RSVP operating agreement. The members are currently negotiating to restructure the RSVP operating agreement to settle the dispute. There can be no assurances that the members will successfully negotiate a settlement.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

The Company's total revenues decreased by $3.4 million or 2.6% for the three months ended September 30, 2002 as compared to the 2001 period. Property operating revenues from continuing operations, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by approximately $.6 million for the three months ended September 30, 2002 as compared to the 2001 period. The change in Property Operating Revenues is attributable to increases in rental rates in our "same store" properties amounting to $.5 million. In addition, Property Operating Revenues increased by $2.9 million attributable to lease up of newly developed and redeveloped properties. These increases in Property Operating Revenues were offset by $1.9 million of Property Operating Revenues attributable to six properties that were sold in 2001 and a decrease of $.9 million in lease termination fees. Other revenues from continuing operations (excluding Property Operating Revenues) decreased by $4.0 million or 63% for the three months ended September 30, 2002 as compared to the 2001 period. This decrease is primarily attributable to decreases in dividends received on marketable securities, real estate tax refunds and gain on sales of real estate.

Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $2.3 million or 5.2% for the three months ended September 30, 2002 as compared to the 2001 period. This increase includes a $2.0 million increase in property operating expenses and a $1.1 million increase in real estate taxes related to our "same-store" properties. Included in the $2.0 million of property operating expense increase is $500,000 and $1.1 million attributable to increases in security and insurance costs respectively. These increases result primarily from implications of the events which occurred on September 11, 2001 and security cost increases primarily relate to our New York City properties. These increases in Property Expenses were offset by approximately $800,000 of Property Expenses attributable to six properties that were sold in 2001.

Gross Operating Margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the three months ended September 30, 2002 and 2001 were 63.5% and 65.2%, respectively. The decrease in Gross Operating Margins is primarily attributable to decreases in average occupancy of the portfolio and also as a result of increased Property Expenses specifically relating to security, insurance costs and real estate taxes.

Marketing, general and administrative expenses increased by approximately $336,000 or 4.4% for the three months ended September 30, 2002 as compared to the 2001 period. The increase in marketing, general and administrative expenses is primarily due to legal and professional fees incurred during the 2002 period in connection with certain cancelled acquisition transactions, increased directors and officers insurance costs and costs associated with the expensing of the fair value of stock options. Marketing, general and administrative expenses, as a percentage of total revenues from continuing operations, were 6.2% for the three months ended September 30, 2002 as compared to 5.8% for the 2001 period. The Company capitalized approximately $1.1 million of marketing, general and administrative expenses for the three months ended September 30, 2002 as compared to $1.2 million for the 2001 period. These costs relate to leasing, construction and development activities, which are performed by the Company.

Interest expense decreased by approximately $857,000 for the three months ended September 30, 2002 as compared to the 2001 period. The decrease was primarily attributable to a decrease in interest expense on the Company's variable rate debt due to lower interest rates and a lower average balance outstanding on the Company's unsecured credit facility. The weighted average balance outstanding was $216.0 million for the three months ended September 30, 2002 as compared to $296.3 million for the three months ended September 30, 2001. This decrease was offset by $750,000 of interest expense on the senior unsecured notes issued in June 2002.

Income (loss) before extraordinary loss and preferred dividends increased by approximately $142.5 million for the three months ended September 30, 2002 as compared to the 2001 period. This increase is primarily attributable to the $163 million valuation reserve (see Overview and Background) on investments in affiliate loans and joint ventures recorded in the 2001 period with no such comparable reserve recorded in the 2002 period. In addition, included in the net increase, is a $4.5 million increase in discontinued operations relating to the sale of three properties during the 2002 period.

Nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

The Company's total revenues decreased by $15.3 million or 3.9% for the nine months ended September 30, 2002 as compared to the 2001 period. Property Operating Revenues decreased by $1.8 million for the nine months ended September 30, 2002 as compared to the 2001 period. The change in Property Operating Revenues is attributable to net increases in rental rates and lease termination fees in our "same store" properties amounting to $.8 million. In addition, Property Operating Revenues increased by $8.2 million attributable to lease up of newly developed and redeveloped properties. These increases in Property Operating Revenues were offset by $10.8 million of revenue attributable to six properties that were sold in 2001. Other revenues (excluding Property Operating Revenues) decreased by $13.5 million or 64.9% for the nine months ended September 30, 2002 as compared to the 2001 period. This decrease is primarily attributable to $6.1 million of interest income accrued on the FrontLine Loans and $2.6 million of dividends from marketable securities during the 2001 period with no such comparable income for the 2002 period. To a lesser extent this decrease is attributable to a decrease in real estate tax refunds, operating interest income and gain on sales of real estate.

Property Expenses increased by $4.4 million or 3.5% for the nine months ended September 30, 2002 as compared to the 2001 period. This increase is primarily due to a $3.9 million increase in property operating expenses and a $3.0 million increase in real estate taxes related to our "same store" properties. Included in the $3.9 million increase in property operating expenses is $1.4 million and $1.6 million attributable to increases in security and insurance costs, respectively. The increases result primarily from implications of the events which occured on September 11, 2001 and security cost increases primarily relate to our New York City properties. In addition, Property Expenses increased by $1.6 million attributable to the lease up of newly developed and redeveloped properties. These increases in Property Expenses were offset by $4.1 million of expenses attributable to six properties that were sold in 2001.

Gross Operating Margins for the nine months ended September 30, 2002 and 2001 were 65.1% and 66.5%, respectively. The decrease in Gross Operating Margins is primarily attributable to decreases in average occupancy of the portfolio and also as a result of increased Property Expenses specifically related to security, insurance costs and real estate taxes.

Marketing, general and administrative expenses decreased by approximately $728,000 million or 3.1% for the nine months ended September 30, 2002 as compared to the 2001 period. The decrease in marketing, general and administrative expenses is primarily due to staff reduction, cost containment and reduction in legal and professional fess incurred during the 2001 period in connection with certain cancelled acquisition transactions. Marketing, general and administrative expenses, as a percentage of total revenues from continuing operations, were 6.0% for the nine month periods ended September 30, 2002 and September 30, 2001. The Company capitalized approximately $3.6 million of marketing, general and administrative expenses for the nine month periods ended September 30, 2002 and September 30, 2001. These costs relate to leasing, construction and development activities, which are performed by the Company.

Interest expense decreased by approximately $4.9 million for the nine months ended September 30, 2002 as compared to the 2001 period. The decrease was primarily attributable to a decrease in interest expense on the Company's variable rate debt due to lower interest rates and a lower average balance outstanding on the Company's unsecured credit facility. The weighted average balance outstanding was $213.2 million for the nine months ended September 30, 2002 as compared to $291.5 million for the nine months ended September 30, 2001. This decrease was offset by approximately $875,000 of interest expense on the senior unsecured notes issued in June 2002.

Income (loss) before extraordinary loss and preferred dividends increased by approximately $134.5 million for the nine months ended September 30, 2002 as compared to the 2001 period. This increase is primarily attributable to the $163 million valuation reserve (see Overview and Background) on investments in affiliate loans and joint ventures recorded in the 2001 period with no such comparable reserve recorded in the 2002 period. In addition, included in the net increase, is a $4.4 million increase in discontinued operations relating to the sale of three properties during the 2002 period.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company had a three year $575 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The outstanding borrowings under the Credit Facility were $224 million at September 20, 2002. The Credit Facility matures in September 2003 and borrowings under the Credit Facility are currently priced off LIBOR plus 105 basis points.

The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At September 30, 2002, the Company had availability under the Credit Facility to borrow approximately an additional $351 million, subject to compliance with certain financial covenants.

On June 17, 2002, the Operating Partnership issued $50 million of 6.00% (6.125% effective rate) senior unsecured notes due June 15, 2007. Net proceeds of approximately $49.4 million were used to repay outstanding borrowings under the Credit Facility.

On August 7, 2002, the Company sold an industrial property on Long Island aggregating approximately 32,000 square feet for approximately $1.8 million. This property was sold to the sole tenant of the property through an option contained in the tenant's lease. On August 8, 2002, the Company sold two Class A office properties located in Westchester County, NY aggregating approximately 157,000 square feet for approximately $18.5 million. Net proceeds from these sales were used to repay borrowings under the Credit Facility and for general corporate purposes. The Company recorded an aggregate net gain of approximately $4.9 million as a result of these sales. Such gain has been included in discontinued operations for all periods presented on the Company's consolidated statements of operations.

The Company continues to seek opportunities to acquire real estate assets in its markets. The Company has historically sought to acquire properties where it could use its real estate expertise to create additional value subsequent to acquisition. As a result of increased market values for the Company's commercial real estate assets the Company has sold certain non-core assets or interests in assets where significant value has been created. During 2000, 2001 and 2002, the Company has sold assets or interests in assets with aggregate sales prices of approximately $499.8 million. The Company has used the proceeds from these sales primarily to pay down borrowings under the Credit Facility, repurchase its outstanding stock and for general corporate purposes.

The following table sets forth the Company's invested capital (before valuation reserves) in RSVP controlled (REIT-qualified) joint ventures and amounts which were advanced under the RSVP Commitment to FrontLine, for its investment in RSVP controlled investments (in thousands):

                                       RSVP controlled             Amounts
                                        joint ventures             advanced                  Total
                                      -------------------     --------------------    --------------------
    Privatization                        $        21,480         $          3,520        $         25,000
    Student Housing                               18,086                    3,935                  22,021
    Medical Offices                               20,185                       --                  20,185
    Parking                                           --                    9,091                   9,091
    Resorts                                           --                    8,057                   8,057
    Net leased retail                                 --                    3,180                   3,180
    Other assets and overhead                         --                   21,598                  21,598
                                      -------------------     --------------------    --------------------
                                         $        59,751         $         49,381        $        109,132
                                      ===================     ====================    ====================

Included in these investments is approximately $16.5 million of cash that has been contributed to the respective RSVP controlled joint ventures or advanced under the RSVP Commitment to FrontLine and is being held, along with cash from the preferred investors.

On September 30, 2002, the Company had issued and outstanding 9,915,313 shares of Class B Exchangeable Common Stock, par value $.01 per share (the "Class B common stock"). The dividend on the shares of Class B common stock is subject to adjustment annually based on a formula which measures increases or decreases in the Company's Funds From Operations, as defined, over a base year. The Class B common stock currently receives an annual dividend of $2.5884 per share.

The shares of Class B common stock are exchangeable at any time, at the option of the holder, into an equal number of shares of Class A common stock, subject to customary antidilution adjustments. The Company, at its option, may redeem any or all of the Class B common stock in exchange for an equal number of shares of the Company's Class A common stock at any time following November 23, 2003.

The Board of Directors of the Company has authorized the purchase of up to a five million shares of the Company's Class A common stock and/or its Class B common stock. Transactions conducted on the New York Stock Exchange will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time.

During the three months ended September 30, 2002, under this buy-back program, the Company purchased 368,200 shares of Class B common stock at an average price of $22.90 per Class B share and 1,856,200 shares of Class A common stock at an average price of $21.98 per Class A share for an aggregate purchase price for both the Class A and Class B common stock of approximately $49.2 million. In addition, subsequent to September 30, 2002, the Company purchased 842,200 shares of Class A common stock at $20.77 per share. As a result of these purchases, annual common sock dividends will decrease by approximately $5.5 million. Previously, under the Company's prior stock buy-back program, the Company had purchased and retired 1,410,804 shares of Class B common stock at an average price of $21.48 per Class B share and 61,704 shares of Class A common stock at an average price of $23.03 per Class A share for an aggregate purchase price for both the Class A and Class B common stock of approximately $31.7 million.

The Board of Directors of the Company has formed a pricing committee to consider purchases of up to $75 million of the Company's outstanding preferred securities.

On September 30, 2002, the Company had issued and outstanding 9,192,000 shares of 7.625% Series A Convertible Cumulative Preferred Stock (the "Series A preferred stock"). The Series A preferred stock is redeemable by the Company on or after April 13, 2003 at a price of approximately $25.95 per share with such price decreasing, at annual intervals, to $25.00 per share over a five year period. In addition, the Series A preferred stock, at the option of the holder, is convertible at any time into the Company's Class A common stock at a price of $28.51 per share. On October 14, 2002, the Company purchased and retired 357,500 shares of the Series A Preferred stock at $22.29 per share for approximately $8.0 million. As a result of this purchase, annual preferred dividends will decrease by approximately $682,000.

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

Effective January 1, 2002 the Company has elected to follow FASB Statement No. 123, "Accounting for Stock Based Compensation". Statement No.123 requires the use of option valuation models which determine the fair value of the option on the date of the grant. All future employee stock option grants will be expensed over the options' vesting periods based on the fair value at the date of the grant in accordance with Statement No. 123. The Company expects minimal financial impact in the current year from the adoption of Statement No. 123. To determine the fair value of the stock options granted, the Company uses a Black-Scholes option pricing model. Historically, the Company had applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans and reported pro forma disclosures in its Form 10-K filings by estimating the fair value of options issued and the related expense in accordance with Statement No. 123. Accordingly, no compensation cost had been recognized for its stock option plans in the past. As of September 30, 2002, the Company recorded approximately $47,000 of expense related to the fair value of stock options issued. Such amounts have been included in marketing, general and administrative expenses in the Company's consolidated statements of operations.

The Company's indebtedness at September 30, 2002 totaled approximately $1.3 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) and was comprised of $224 million outstanding under the Credit Facility, approximately $499.3 million of senior unsecured notes and approximately $607.9 million of mortgage indebtedness. Based on the Company's total market capitalization of approximately $3.2 billion at September 30, 2002 (calculated based on the sum of (i) the market value of the Company's Class A common stock and OP Units, assuming conversion, (ii) the market value of the Company's Class B common stock, (iii) the liquidation preference value of the Company's preferred stock, (iv) the liquidation preference value of the Operating Partnership's preferred units and (v) the $1.3 billion of debt), the Company's debt represented approximately 42.2% of its total market capitalization.

HQ Global Workplaces, Inc. ("HQ"), one of the largest providers of flexible officing solutions in the world and which is controlled by FrontLine, currently operates nine (formerly eleven) executive office centers in the Company's properties, three of which are held through joint ventures. The leases under which these office centers operate expire between 2008 and 2011, encompass approximately 202,000 square feet and have current contractual annual base rents of approximately $6.1 million. On March 13, 2002, as a result of experiencing financial difficulties, HQ voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As of June 30, 2002, HQ's leases with the Company were in default. Further, effective March 13, 2002, the Bankruptcy Court granted HQ's petition to reject two of its leases with the Company. The two rejected leases aggregated approximately 23,900 square feet and provided for contractual base rents of approximately $548,000 for the 2002 calendar year. The Company has since re-leased the rejected spaces for approximately $519.000 per year in contractual base rents. Commencing April 1, 2002 and pursuant to the bankruptcy filing, HQ has been paying current rental charges under its leases with the Company, other than under the two rejected leases. The Company is in negotiation to restructure three of the leases and leave the terms of the remaining six leases unchanged. All negotiations with HQ are conducted by a committee designated by the Board and chaired by an independent director. There can be no assurance as to whether any deal will be consummated with HQ or if HQ will affirm or reject any or all of its remaining leases with the Company. As a result of the foregoing, the Company has reserved approximately $550,000 (net of minority partners' interests and including the Company's share of unconsolidated joint venture interest), or 74%, of the amounts due from HQ as of September 30, 2002. Scott H. Rechler serves as the non-Executive Chairman of the Board and Jon Halpern is the Chief Executive Officer and a director of HQ.


WorldCom/MCI and its affiliates ("WorldCom"), a telecommunications company, which leases as of September 30, 2002 approximately 527,000 square feet in thirteen of the Company's properties located throughout the Tri-State Area voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on July 21, 2002. The total annualized base rental revenue from these leases amounts to approximately $12.0 million, or 2.9% of the Company's total 2002 annualized rental revenue, making it the Company's second largest tenant based on base rental revenue earned on a consolidated basis. All of WorldCom's leases are current on base rental charges through November 30, 2002 and the Company currently holds approximately $300,000 in security deposits relating to these leases. There can be no assurance as to whether WorldCom will affirm or reject any or all of its leases with the Company. As a result of the foregoing, the Company has increased its reserve against the deferred rent receivable on its balance sheet in an amount equal to $1.1 million representing approximately 51% of the outstanding deferred rent receivable attributable to WorldCom.

MetroMedia Fiber Network Services, Inc. ("MetroMedia"), which leased approximately 112,000 square feet in one property from the Company, voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in May 2002. MetroMedia's lease with the Company provided for contractual base rent of approximately $25 per square foot amounting to $2.8 million per calendar year and expired in May 2010. In July 2002, the Bankruptcy Court granted MetroMedia's petition to restructure and reduce space under its existing lease. As a result, the lease was amended to reduce MetroMedia's space by 80,357 square feet to 31,718 square feet. Annual base rent on the 31,718 square feet MetroMedia will continue to lease is $25 per square foot amounting to approximately $793,000 per annum. Further, pursuant to the Bankruptcy Court order MetroMedia is required to pay to the Company a surrender fee of approximately $1.8 million. As a result of the foregoing, the Company has written off approximately $388,000 of deferred rent receivable relating to this lease and recognized the aforementioned surrender fee. The Company has re-leased approximately 49,000 square feet of the 80,357 square feet MetroMedia terminated to Skadden, Arps, Slate, Meagher & Flom LLP, a New York City based law firm.

Arthur Andersen, LLP ("AA") leased approximately 38,000 square feet in one of the Company's New York City buildings. AA's lease with the Company provided for base rent of approximately $2 million on an annualized basis and expired in April 2004. AA has experienced significant financial difficulties with its business and as a result has entered into a lease termination agreement with the Company effective November 30, 2002. In October 2002, AA paid the Company for all base rental and other charges through November 30, 2002 and a lease termination fee of approximately $144,000. As of September 30, 2002, the Company has reserved 100% of the deferred rent receivable related to this lease which is approximately $130,000.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth the Company's significant debt obligations by scheduled principal cash flow payments and maturity date and its commercial commitments by scheduled maturity at September 30, 2002 (in thousands):


                                                            MATURITY DATE
                             ---------------------------------------------------------------------------
                               2002         2003          2004        2005         2006       THEREAFTER      TOTAL
                             ---------    ----------    ----------  ----------   ----------  -----------    -----------
Mortgage notes payable(1)     $ 3,132     $  12,300     $  13,169   $  14,167    $  13,785   $  128,698     $  185,251
Mortgage notes payable(2)          --            --         2,616      18,553      129,920      406,808        557,897
Senior unsecured notes             --            --       100,000          --           --      400,000        500,000
Unsecured credit facility          --       224,000            --          --           --           --        224,000
Land lease obligations            652         2,687         2,811       2,814        2,795       49,921         61,680
Air rights lease obligations       91           369           379         379          379        4,659          6,256
                             ---------    ----------    ----------  ----------   ----------  -----------    -----------
                              $ 3,875     $ 239,356     $ 118,975   $  35,913    $ 146,879   $  990,086     $1,535,084
                             =========    ==========    ==========  ==========   ==========  ===========    ===========

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

In addition, at September 30, 2002, the Company had approximately $1.0 million in outstanding undrawn standby letters of credit issued under the Credit Facility which expire in 2003.

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

Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures of the Company. The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operating activities along with the Credit Facility previously discussed. The Credit Facility contains several financial covenants with which the Company must be in compliance in order to borrow funds thereunder. During certain quarterly periods, the Company may incur significant leasing costs as a result of increased market demands from tenants and high levels of leasing transactions. As a result, during these periods the Company's cash flow from operating activities may not be sufficient to pay 100% of the quarterly dividends due on its common stock. To meet the short term funding requirements relating to these leasing costs, the Company may use proceeds of property sales or borrowings under its Credit Facility. The Company expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt and equity securities of the Company. There can be no assurance that there will be adequate demand for the Company's equity at the time or at the price in which the Company desires to raise capital through the sale of additional equity. In addition, the Company also believes that it will, from time to time, generate funds from the disposition of certain of its real estate properties or interests therein. The Company will refinance existing mortgage indebtedness or indebtedness under the Credit Facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Company anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and equity offerings, will be adequate to meet the capital and liquidity requirements of the Company in both the short and long-term.

The Company is subject to federal, state and local laws and regulations relating to the protection of the environment, which may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at a property. An owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in the property. These laws often impose such liability without regard to whether the owner knew of, or caused, the presence of the contaminants. Clean-up costs and the owner's liability generally are not limited under the enactments and could exceed the value of the property and/or the aggregate assets of the owner. A number of the Company's properties are subject to certain environmental investigations or remediation including asbestos related abatement, soil sampling and ground water monitoring. Environmental conditions are included in the Company's original acquisition underwriting of properties. Management does not anticipate any of the known environmental conditions to have a material impact on the Company's results of operations or financial conditions. There are no assurances that management's estimates are correct and actual results may differ materially. The presence of, or the failure to properly remediate, the substances may adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral.

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

INFLATION

The office leases generally provide for fixed base rent increases or indexed escalations. In addition, the office leases provide for separate escalations of real estate taxes, operating expenses and electric costs over a base amount. The industrial leases generally provide for fixed base rent increases, direct pass through of certain operating expenses and separate real estate tax escalations over a base amount. The Company believes that inflationary increases in expenses will be offset by contractual rent increases and expense escalations described above. As a result of the impact of the events of September 11, 2001, the Company has realized increased insurance costs, particularly relating to property and terrorism insurance, and security costs. The Company has included these costs as part of its escalatable expenses. The Company has billed these escalatable expense items to its tenants consistent with the terms of the underlying leases and believes they are collectible. To the extent the Company's properties contain vacant space, the Company will bear such inflationary increases in expenses.

The Credit Facility bears interest at a variable rate, which will be influenced by changes in short-term interest rates, and is sensitive to inflation.

FUNDS FROM OPERATIONS

Management believes that funds from operations ("FFO") is an appropriate measure of performance of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss, excluding gains or losses from debt restructuring and sales of properties plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income, as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

Since all companies and analysts do not calculate FFO in a similar fashion, the Company's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

The following table presents the Company's FFO calculation (unaudited and in thousands, except per share/unit data):

                                                                         THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                   -------------------------------
                                                                        2002             2001
                                                                   ---------------    ------------
  Net income (loss) allocable to common shareholders...........       $    16,134     $  (128,920)
  Adjustments for basic funds from operations:
     Add:
          Limited partners' minority interest in the
            operating partnership..............................             1,941              --
          Real estate depreciation and amortization............            28,208          26,340
          Minority partners' interests in consolidated
            partnerships.......................................             4,446           3,065
          Valuation reserves on investments in affiliate loans
            and joint Ventures.................................                --         163,000
          Extraordinary loss (net of limited partners' minority
            interest)..........................................                --           2,595
     Less:
          Limited partners' minority interest in the
            operating partnership..............................                --          14,657
          Gain on sales of real estate ........................             4,896             972
          Amounts distributable to minority partners in
            consolidated Partnerships..........................             6,050           4,206
                                                                   ---------------    ------------
  Basic Funds From Operations ("FFO").........................             39,783          46,245
      Add:
          Dividends and distributions on dilutive shares
            and units.........................................              5,761           5,996
                                                                   ---------------    ------------
     Diluted FFO..............................................        $    45,544       $  52,241
                                                                   ===============    ============
     Weighted average common shares outstanding...............             59,536          59,999
     Weighted average units of limited partnership interest
       outstanding............................................              7,276           7,652
                                                                   ---------------    ------------
     Basic weighted average common shares and units
       outstanding............................................             66,812          67,651
     Adjustments for dilutive FFO weighted average shares and
       units outstanding:

      Add:
        Weighted average common stock equivalents.............                300             441
        Weighted average shares of Series A Preferred Stock...              8,060           8,060
        Weighted average shares of Series B Preferred Stock...              1,919           1,919
        Weighted average shares of minority partners
          preferred interest..................................                 --              --
        Weighted average shares of preferred limited                                        1,056
          partnership interest................................                661
                                                                   ---------------    ------------
     Dilutive FFO weighted average shares and units
       outstanding............................................             77,752          79,127
                                                                   ===============    ============
                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                  --------------------------------
                                                                      2002              2001
                                                                  --------------    --------------
  Net income (loss) allocable to common shareholders...........      $   45,921      $    (88,473)
  Adjustments for basic funds from operations:
     Add:
          Limited partners' minority interest in the
            operating partnership..............................           5,538                --
          Real estate depreciation and amortization............          80,570            76,055
          Minority partners' interests in consolidated
            partnerships.......................................          14,379            12,885
          Valuation reserves on investments in affiliate loans
            and joint Ventures.................................              --           163,000
          Extraordinary loss (net of limited partners' minority
            interest)..........................................              --             2,595
     Less:
          Limited partners' minority interest in the
            operating partnership..............................              --             9,326
          Gain on sales of real estate ........................           5,433               972
          Amounts distributable to minority partners in
            consolidated Partnerships..........................          18,943            15,010
                                                                  --------------    --------------
  Basic Funds From Operations ("FFO").........................          122,032           140,754
      Add:
          Dividends and distributions on dilutive shares
            and units.........................................           17,476            20,633
                                                                  --------------    --------------
     Diluted FFO..............................................       $  139,508       $   161,387
                                                                  ==============    ==============
     Weighted average common shares outstanding...............           60,294            57,773
     Weighted average units of limited partnership interest
       outstanding............................................            7,427             7,703
                                                                  --------------    --------------
     Basic weighted average common shares and units
       outstanding............................................           67,721            65,476
     Adjustments for dilutive FFO weighted average shares and
       units outstanding:

      Add:
        Weighted average common stock equivalents.............              342               429
        Weighted average shares of Series A Preferred Stock...            8,060             8,060
        Weighted average shares of Series B Preferred Stock...            1,919             1,919
        Weighted average shares of minority partners
          preferred interest..................................               --             1,898
        Weighted average shares of preferred limited                        770
          partnership interest................................                              1,182
                                                                  --------------    --------------
     Dilutive FFO weighted average shares and units
       outstanding............................................           78,812            78,964
                                                                  ==============    ==============

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

The Company will recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges will be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of September 30, 2002, the Company had no derivatives outstanding.

The fair market value ("FMV") of the Company's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflect the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

The following table sets forth the Company's long term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at September 30, 2002 (dollars in thousands):

                                       For the Year Ended December 31,
                        ---------------------------------------------------------------
                           2002        2003        2004       2005        2006     Thereafter    Total(1)       FMV
                        -----------------------------------------------------------------------------------------------
Long term debt:
    Fixed rate.......   $  3,132   $  12,300   $ 115,785   $ 32,720   $  143,705   $ 935,506  $  1,243,148  $ 1,263,046
    Weighted average
      interest rate..       7.47%       7.51%       7.47%      6.92%        7.38%       7.27%         7.29%

    Variable rate....   $     --   $ 224,000   $      --   $     --   $       --   $      --  $    224,000  $   224,000
    Weighted average
      interest rate..         --        2.85%         --         --           --          --          2.85%


(1) Includes aggregate unamortized issuance discounts of approximately $728 on the senior unsecured notes issued during March 1999 and June 2002, which are due at maturity.

In addition, a one percent increase in the LIBOR rate would have an approximate $2.2 million annual increase in interest expense based on $224 million of variable rate debt outstanding at September 30, 2002.

The following table sets forth the Company's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at September 30, 2002 (dollars in thousands):

                                       For the Year Ended December 31,
                        ---------------------------------------------------------------
                           2002       2003        2004       2005        2006     Thereafter    Total(1)       FMV
                        -----------------------------------------------------------------------------------------------

Mortgage notes and
   notes receivable:
Fixed rate...........   $  1,153   $     --   $  36,500   $   --     $   --       $  16,990  $ 54,643      $  55,829
    Weighted average
     interest rate......     9.0%        --       10.23%      --         --           11.95%    10.74%

(1) Excludes interest receivables aggregating approximately one million dollars.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The following table sets forth the Company's schedule of its top 25 tenants based on base rental revenue as of September 30, 2002:

---------------------------------------------------------------------------------------------------------------
                                                                  PERCENT OF PRO-RATA   PERCENT OF CONSOLIDATED
                                                       TOTAL      SHARE OF ANNUALIZED       ANNUALIZED BASE
TENANT NAME (1)                     TENANT TYPE     SQUARE FEET   BASE RENTAL REVENUE        RENTAL REVENUE
---------------------------------------------------------------------------------------------------------------

* DEBEVOISE & PLIMPTON                 Office         465,420            3.3%                    5.6%
* WORLDCOM/MCI                         Office         527,214            3.2%                    2.9%
* AMERICAN EXPRESS                     Office         240,142            2.0%                    1.8%
  BELL ATLANTIC                        Office         210,426            1.5%                    1.3%
* SCHULTE ROTH & ZABEL                 Office         238,052            1.4%                    2.3%
* HQ GLOBAL                      Office/Industrial    201,900            1.2%                    1.5%
  UNITED DISTILLERS                    Office         137,918            1.1%                    1.0%
  WATERHOUSE SECURITIES                Office         127,143            1.1%                    0.9%
* BANQUE NATIONALE DE PARIS            Office         145,834            0.9%                    1.5%
* KRAMER LEVIN NESSEN KAMIN            Office         158,144            0.9%                    1.4%
  VYTRA HEALTHCARE                     Office         105,613            0.8%                    0.7%
  D.E.SHAW                             Office          89,526            0.7%                    0.6%
  P.R.NEWSWIRE ASSOCIATES              Office          67,000            0.7%                    0.6%
  HOFFMANN-LA ROCHE INC.               Office         120,736            0.7%                    0.6%
  EMI ENTERTAINMENT WORLD              Office          65,844            0.7%                    0.6%
* STATE FARM                     Office/Industrial    162,651            0.7%                    1.0%
  HELLER EHRMAN WHITE                  Office          51,167            0.7%                    0.6%
  LABORATORY CORP OF AMERICA           Office         108,000            0.7%                    0.6%
  ESTEE LAUDER                       Industrial       374,578            0.7%                    0.6%
* DRAFT WORLDWIDE INC.                 Office         124,008            0.7%                    1.1%
  PRACTICING LAW INSTITUTE             Office          62,000            0.7%                    0.6%
  LOCKHEED MARTIN CORP.                Office         123,554            0.7%                    0.6%
  RADIANZ U.S. NO.2                    Office         130,009            0.6%                    0.5%
  TOWERS PERRIN FOSTER                 Office          88,233            0.6%                    0.5%
* MERRILL LYNCH                        Office         102,973            0.6%                    0.7%
----------------------------------------------------------------------------------------------------------------

  (1)  Ranked by pro-rata share of annualized based rental revenue

   * Part or all of space occupied by tenant is in a 51% or more owned joint venture building.

--------------------------------------------------------------------------------------------------------------------
NON-INCREMENTAL REVENUE GENERATING CAPITAL EXPENDITURES, TENANT IMPROVEMENT COSTS AND LEASING COMMISSIONS

           The  following table summarizes the expenditures incurred for capital expenditures for the entire portfolio and tenant improvements and leasing commissions for space leased at the Company's office and industrial properties for the years 1998 through 2001 and the nine months ended September 30, 2002.

--------------------------------------------------------------------------------------------------------------------

           NON-INCREMENTAL REVENUE GENERATING CAPITAL EXPENDITURES

--------------------------------------------------------------------------------------------------------------------

                                                                                             Average
                                1998          1999           2000             2001          1998-2001       2002
                            -----------    -----------   ------------     -----------      ------------  -----------
Suburban Office Properties
    Total                   $2,004,976     $2,298,899     $3,289,116       $4,606,069       $3,049,765    $3,629,532
    Per Square Foot               0.23           0.23           0.33             0.45             0.31         $0.36


  NYC Office Properties
    Total                       N/A           N/A           $946,718       $1,584,501       $1,265,610    $1,406,967
    Per Square Foot             N/A           N/A               0.38             0.45             0.42         $0.40


 Industrial Properties
    Total                   $1,205,266     $1,048,688       $813,431         $711,666         $944,763    $1,379,875
    Per Square Foot               0.12           0.11           0.11             0.11             0.11         $0.21



--------------------------------------------------------------------------------------------------------------------
          NON-INCREMENTAL REVENUE GENERATING TENANT IMPROVEMENTS AND LEASING COMMISSIONS (3)
--------------------------------------------------------------------------------------------------------------------

                                              1998              1999              2000               2001
                                          ---------------    -------------    --------------     --------------
  Long Island Office Properties
    Tenant Improvements                       $1,140,251       $1,009,357        $2,853,706         $2,722,457
    Per Square Foot Improved                        3.98             4.73              6.99               8.47
    Leasing Commissions                         $418,191         $551,762        $2,208,604         $1,444,412
    Per Square Foot Leased                          1.46             2.59              4.96               4.49
                                          ---------------    -------------    --------------     --------------
     Total Per Square Foot                         $5.44            $7.32            $11.95             $12.96
                                          ===============    =============    ==============     ==============
  Westchester Office Properties
    Tenant Improvements                         $711,160       $1,316,611        $1,860,027         $2,584,728
    Per Square Foot Improved                        4.45             5.62              5.72               5.91
    Leasing Commissions                         $286,150         $457,730          $412,226         $1,263,012
    Per Square Foot Leased                          1.79             1.96              3.00               2.89
                                          ---------------    -------------    --------------     --------------
     Total Per Square Foot                         $6.24            $7.58             $8.72              $8.80
                                          ===============    =============    ==============     ==============
  Connecticut Office Properties
    Tenant Improvements                         $202,880         $179,043          $385,531           $213,909
    Per Square Foot Improved                        5.92             4.88              4.19               1.46
    Leasing Commissions                         $151,063         $110,252          $453,435           $209,322
    Per Square Foot Leased                          4.41             3.00              4.92               1.43
                                          ---------------    -------------    --------------     --------------
     Total Per Square Foot                        $10.33            $7.88             $9.11              $2.89
                                          ===============    =============    ==============     ==============
  New Jersey Office Properties
    Tenant Improvements                         $654,877         $454,054        $1,580,323         $1,146,385
    Per Square Foot Improved                        3.78             2.29              6.71               2.92
    Leasing Commissions                         $396,127         $787,065        $1,031,950         $1,602,962
    Per Square Foot Leased                          2.08             3.96              4.44               4.08
                                          ---------------    -------------    --------------     --------------
     Total Per Square Foot                         $5.86            $6.25            $11.15              $7.00
                                          ===============    =============    ==============     ==============
  New York City Office Properties
    Tenant Improvements                          N/A               N/A              $65,267           $788,930
    Per Square Foot Improved                     N/A               N/A                 1.79              15.69
    Leasing Commissions                          N/A               N/A             $418,185         $1,098,829
    Per Square Foot Leased                       N/A               N/A                11.50              21.86
                                          ---------------    -------------    --------------     --------------
     Total Per Square Foot                       N/A               N/A               $13.29             $37.55
                                          ===============    =============    ==============     ==============
  Industrial Properties
    Tenant Improvements                         $283,842         $375,646          $650,216         $1,366,488
    Per Square Foot Improved                        0.76             0.25              0.95               1.65
    Leasing Commissions                         $200,154         $835,108          $436,506           $354,572
    Per Square Foot Leased                          0.44             0.56              0.64               0.43
                                          ---------------    -------------    --------------     --------------
     Total Per Square Foot                         $1.20            $0.81             $1.59              $2.08
                                          ===============    =============    ==============     ==============


                                        Average            YTD
                                        1998-2001          2002                 New             Renewal
                                      --------------    --------------      --------------   ---------------
 Long Island Office Properties
   Tenant Improvements                   $1,931,443        $1,240,929            $675,704          $565,225
   Per Square Foot Improved                    6.04              6.37                9.70              4.52
   Leasing Commissions                   $1,155,742          $773,699            $317,398          $456,301
   Per Square Foot Leased                      3.38              3.97                4.55              3.65
                                      --------------    --------------      --------------   ---------------
    Total Per Square Foot                     $9.42             10.33              $14.25             $8.16
                                      ==============    ==============      ==============   ===============
 Westchester Office Properties
   Tenant Improvements                   $1,618,132        $5,973,514 (2)      $3,907,006        $2,066,508
   Per Square Foot Improved                    5.43             15.63               18.46             12.12
   Leasing Commissions                     $604,780        $1,777,227          $1,434,359          $342,868
   Per Square Foot Leased                      2.41              4.91                6.36              2.51
                                      --------------    --------------      --------------   ---------------
    Total Per Square Foot                     $7.84            $20.54              $24.83            $14.63
                                      ==============    ==============      ==============   ===============
 Connecticut Office Properties
   Tenant Improvements                     $245,341          $397,308            $395,588            $1,720
   Per Square Foot Improved                    4.11              7.92                8.52              0.46
   Leasing Commissions                     $231,018          $122,612            $122,612                $0
   Per Square Foot Leased                      3.44              2.45                2.64                --
                                      --------------    --------------      --------------   ---------------
    Total Per Square Foot                     $7.55            $10.37              $11.16              0.46
                                      ==============    ==============      ==============   ===============
 New Jersey Office Properties
   Tenant Improvements                     $958,910        $1,306,938            $998,613          $308,325
   Per Square Foot Improved                    3.93              9.39               17.47              3.76
   Leasing Commissions                     $954,526          $359,276            $131,731          $227,545
   Per Square Foot Leased                      3.64              2.52                2.18              2.77
                                      --------------    --------------      --------------   ---------------
    Total Per Square Foot                     $7.57            $11.91              $19.65             $6.53
                                      ==============    ==============      ==============   ===============
 New York City Office Properties
   Tenant Improvements                     $427,099        $3,868,236          $3,104,358          $763,878
   Per Square Foot Improved                    8.74             21.14               21.77             18.91
   Leasing Commissions                     $758,507        $1,665,978          $1,218,308          $447,670
   Per Square Foot Leased                     16.68              9.10                8.54             11.08
                                      --------------    --------------      --------------   ---------------
    Total Per Square Foot                    $25.42            $30.24              $30.32            $29.99
                                      ==============    ==============      ==============   ===============
 Industrial Properties
   Tenant Improvements                     $669,048          $872,114            $694,363          $177,751
   Per Square Foot Improved                    0.90              1.43                3.31                --
   Leasing Commissions                     $456,585          $366,653            $320,996           $45,657
   Per Square Foot Leased                      0.52              0.60                1.52              0.11
                                      --------------    --------------      --------------   ---------------
    Total Per Square Foot                     $1.42             $2.02               $4.84             $0.11
                                      ==============    ==============      ==============   ===============

-------------------------------------------------------------------------------
NOTES:

(1) Excludes non-incremental capital expenditures, tenant improvements and leasing commissions for One Orlando Center in Orlando, Florida.
(2) Excludes tenant improvements and leasing commissions related to a 163,880 square foot leasing transaction with Fuji Photo Film U.S.A. Leasing commissions on this transaction amounted to $5.33 per square foot and tenant improvement allowance amounted to $40.88 per square foot.
(3) All amounts represent tenant improvements and leasing costs committed on leases signed during the period.
-------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
LEASE EXPIRATION SCHEDULE
As of September 30, 2002

                                                TOTAL PORTFOLIO

----------------------------------------------------------------------------------------------------------------------------
                                       Number of                 Square               % of Total                Cumulative
Year of                                  Leases                   Feet                Portfolio                 % of Total
Expiration                              Expiring                Expiring                Sq Ft                Portfolio Sq Ft
----------------------------------------------------------------------------------------------------------------------------
2002                                       40                    222,550                 1.1%                      1.1%
2003                                      159                  1,742,219                 8.6%                      9.7%
2004                                      201                  1,820,933                 9.0%                     18.6%
2005                                      244                  2,445,977                12.0%                     30.6%
2006                                      221                  2,592,815                12.8%                     43.4%
2007                                      126                  1,535,558                 7.6%                     50.9%
2008 and thereafter                       327                  8,787,070                43.3%                     94.2%
----------------------------------------------------------------------------------------------------------------------------

Total/Weighted Average                  1,318                 19,147,122                94.2%                       --
----------------------------------------------------------------------------------------------------------------------------

Total Portfolio Square Feet                                   20,334,559

                                                OFFICE PORTFOLIO

----------------------------------------------------------------------------------------------------------------------------
                                       Number of                 Square               % of Total                Cumulative
Year of                                  Leases                   Feet                Portfolio                 % of Total
Expiration                              Expiring                Expiring                Sq Ft                Portfolio Sq Ft
----------------------------------------------------------------------------------------------------------------------------
2002                                       36                    197,457                 1.5%                      1.5%
2003                                      136                  1,154,426                 8.5%                      9.9%
2004                                      157                  1,159,480                 8.5%                     18.4%
2005                                      210                  1,764,124                13.0%                     31.4%
2006                                      170                  1,622,691                11.9%                     43.3%
2007                                       98                  1,197,898                 8.8%                     51.1%
2008 and thereafter                       260                  5,844,193                42.9%                     95.1%
----------------------------------------------------------------------------------------------------------------------------

Total/Weighted Average                  1,067                 12,940,269                95.1%                       --
----------------------------------------------------------------------------------------------------------------------------

Total Portfolio Square Feet                                   13,614,217


                                            INDUSTRIAL/R&D PORTFOLIO

----------------------------------------------------------------------------------------------------------------------------
                                       Number of                 Square               % of Total                Cumulative
Year of                                  Leases                   Feet                Portfolio                 % of Total
Expiration                              Expiring                Expiring                Sq Ft                Portfolio Sq Ft
----------------------------------------------------------------------------------------------------------------------------
2002                                        4                     25,093                 0.4%                      0.4%
2003                                       23                    587,793                 8.7%                      9.1%
2004                                       44                    661,452                 9.8%                     19.0%
2005                                       34                    681,853                10.1%                     29.0%
2006                                       51                    970,124                14.4%                     43.5%
2007                                       28                    337,660                 5.0%                     48.6%
2008 and thereafter                        67                  2,942,877                43.8%                     92.4%
----------------------------------------------------------------------------------------------------------------------------

Total/Weighted Average                    251                  6,206,853                92.4%                       --
----------------------------------------------------------------------------------------------------------------------------

Total Portfolio Square Feet                                    6,720,342

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

The Company has received approval of the Audit Committee of the Board permitting Ernst & Young, LLP, the Company's auditors to perform the following non-audit related services: (i) the preparation and review of tax filings; (ii) analysis related to compliance with law including, but not limited to the REIT qualification; (iii) review of Company disclosure related issues; and (iv) analysis relating to alternative structures of potential joint ventures, acquisitions and financings.

Item 6. Exhibits and Reports on Form 8-K
     a)  Exhibits
         3(ii)    Amended and Restated ByLaws of the Registrant

         10.1 Each member of the Registrant's Board of Directors and each Executive Officer of the Registrant has entered into an Indemnification Agreement with the Registrant. These Indemnification Agreements are identical in all material respects. The schedule below sets forth the terms of each Indemnification Agreement not filed which differ from the copy of the example Indemnification Agreement (between the Registrant and Donald J. Rechler, dated as of May 23, 2002), which is filed as Exhibit 10.1 hereto:

                  Name                                        Dated As Of
                  ----                                        -----------
                  Scott H. Rechler                            May 23, 2002
                  Mitchell D. Rechler                         May 23, 2002
                  Gregg M. Rechler                            May 23, 2002
                  Michael Maturo                              May 23, 2002
                  Roger M. Rechler                            May 23, 2002
                  Jason Barnett                               May 23, 2002
                  Herve A. Kevenides                          May 23, 2002
                  John V. N. Klein                            May 23, 2002
                  Ronald H. Menaker                            May 1, 2002
                  Peter Quick                                  May 1, 2002
                  Lewis S. Ranieri                            May 23, 2002
                  Conrad D. Stephenson                        May 23, 2002

         99.1 Certification of Donald J. Rechler, Co-Chief Executive Officer of the Registrant pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

         99.2 Certification of Scott H. Rechler, Co-Chief Executive Officer of the Registrant pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

         99.3 Certification of Michael Maturo, Executive Vice President, Treasurer and Chief Financial Officer of the Registrant pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code


     b) During the three months ended September 30, 2002, the Registrant filed the following reports on Form 8-K:

                  On August 8, 2002, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit its second quarter presentation in satisfaction of the requirements of Regulation FD.

                  On August 8, 2002, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit supplemental operating and financial data for the quarter ended June 30, 2002 in satisfaction of the requirements of Regulation FD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RECKSON ASSOCIATES REALTY CORP.

By:        /s/ Scott H. Rechler                             By:              /s/ Michael Maturo
   ------------------------------------------                  ---------------------------------------
Scott H. Rechler, Co-Chief Executive Officer                   Michael Maturo, Executive Vice President,
                                                               Treasurer and Chief Financial Officer
By      /s/ Donald J. Rechler
  -------------------------------------------
Donald J. Rechler, Co-Chief Executive Officer


DATE: November 12, 2002

                                  CERTIFICATION

 I, Donald J. Rechler, certify that:

 1. I have reviewed this quarterly report on Form 10-Q of Reckson Associates Realty Corp.;

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

 4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

 b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

 c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

 6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

                                                   /s/ Donald J. Rechler
                                               -------------------------------
                                               Donald J. Rechler
                                               Co-Chief Executive Officer

                                  CERTIFICATION

 I, Scott H. Rechler, certify that:

 1. I have reviewed this quarterly report on Form 10-Q of Reckson Associates Realty Corp.;

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

 4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

 b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

 c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

 6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

                                                     /s/ Scott H. Rechler
                                                 ------------------------------
                                                 Scott H. Rechler
                                                 Co-Chief Executive Officer

                                  CERTIFICATION

 I, Michael Maturo, certify that:

 1. I have reviewed this quarterly report on Form 10-Q of Reckson Associates Realty Corp.;

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

 4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

 b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

 c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

 6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

                                                /s/ Michael Maturo
                                            ----------------------------------
                                            Michael Maturo
                                            Executive Vice President, Treasurer
                                            and Chief Financial Officer