Form 10-Q/A
period 2002-09-30
RECKSON ASSOCIATES REALTY CORP
filed 2002-12-16
CIK 930548

===============================================================================


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


      THE COMPANY HAS TWO CLASSES OF COMMON STOCK, PAR VALUE $.01 PAR VALUE
        PER SHARE, WITH 49,182,033 AND 9,915,313 SHARES OF CLASS A COMMON
            STOCK AND CLASS B COMMON STOCK OUTSTANDING, RESPECTIVELY
                             AS OF NOVEMBER 8, 2002


===============================================================================

                                Explanatory Note
                                ----------------

         Reckson Associates Realty Corp. (the "Registrant") is amending its Form 10-Q for the quarterly period ended September 30, 2002 in order to correct a formatting error in which the line item captioned "Increase in contract deposits and pre-acquisition costs" for the nine months ended September 30, 2002 under the heading "Cash Flows From Investing Activities" on the Consolidated Statements of Cash Flows should have reflected no amount, and the amount reflected in that line item should have been reflected in the line item appearing immediately below it captioned "Additions to developments in progress" which reflected no amount. The correction of this formatting error results in no change to the "Net cash used in investing activities" line item on the Consolidated Statements of Cash Flows.

         The following indicates the corrected amounts of the line items for the nine months ended September 30, 2002 on the Consolidated Statements of Cash Flows under the heading "Cash Flows From Investing Activities":

--------------------------------------------------------------------------------
                                                    As per           As Amended
                                                    Initial           in this
                                                    Filing             Filing
                                                    -------          ----------

Increase in contract deposits and
  pre-acquisition costs .......................     (37,304)             --
Additions to developments in progress .........        --             (37,304)
--------------------------------------------------------------------------------


         In accordance with the requirements of the Securities Exchange Act of 1934, this Form 10-Q/A sets forth in its entirety "Part I, Item 1. Financial Statements." The correction of the formatting error noted above is the only change from the "Part I, Item 1. Financial Statements" contained in the Registrant's Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on November 12, 2002.

         In addition, "Part II, Item 6. Exhibits and Reports on Form 8-K" is included in this Form 10-Q/A to reflect the filing as exhibits to this Form 10-Q/A of certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 which is required for a filing of a form 10-Q/A which contains financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         RECKSON ASSOCIATES REALTY CORP.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                                               2002               2001
                                                                                           -------------      -----------
                                                                                            (Unaudited)
ASSETS:
Commercial real estate properties, at cost:
    Land ..............................................................................     $   417,351       $   408,837
    Building and improvements .........................................................       2,400,577         2,328,374
Developments in progress:
    Land ..............................................................................          91,396            69,365
    Development costs .................................................................          26,371            74,303
Furniture, fixtures and equipment .....................................................           7,811             7,725
                                                                                            -----------       -----------
                                                                                              2,943,506         2,888,604
Less accumulated depreciation .........................................................        (428,150)         (361,960)
                                                                                            -----------       -----------
                                                                                              2,515,356         2,526,644
Investments in real estate joint ventures .............................................           5,680             5,744
Investments in mortgage notes and notes receivable ....................................          55,695            56,234
Investments in service companies and affiliate loans and joint ventures ...............          80,130            79,184
Cash and cash equivalents .............................................................          32,631           121,975
Tenant receivables ....................................................................           9,321             9,633
Deferred rents receivable .............................................................         100,755            81,089
Prepaid expenses and other assets .....................................................          30,964            45,495
Contract and land deposits and pre-acquisition costs ..................................             121             3,782
Deferred leasing and loan costs .......................................................          68,295            64,438
                                                                                            -----------       -----------
TOTAL ASSETS ..........................................................................     $ 2,898,948       $ 2,994,218
                                                                                            ===========       ===========
LIABILITIES:
Mortgage notes payable ................................................................     $   743,148       $   751,077
Unsecured credit facility .............................................................         224,000           271,600
Senior unsecured notes ................................................................         499,272           449,463
Accrued expenses and other liabilities ................................................          80,181            87,683
Dividends and distributions payable ...................................................          32,234            32,988
                                                                                            -----------       -----------
TOTAL LIABILITIES .....................................................................       1,578,835         1,592,811
                                                                                            -----------       -----------
Minority partners' interests in consolidated partnerships .............................         242,720           242,698
Preferred unit interest in the operating partnership ..................................          19,662            30,965
Limited partners' minority interest in the operating partnership ......................          74,288            81,887
                                                                                            -----------       -----------
                                                                                                336,670           355,550
                                                                                            -----------       -----------
Commitments and contingencies .........................................................              --                --
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 25,000,000 shares authorized
    Series A preferred stock, 9,192,000 shares issued and outstanding..................              92                92
    Series B preferred stock, 2,000,000 shares issued and outstanding .................              20                20
Common Stock, $.01 par value, 100,000,000 shares authorized
    Class A common stock, 49,152,033 and 49,982,377 shares issued
             and outstanding, respectively.............................................             492               500
    Class B common stock, 9,915,313 and 10,283,513 shares issued and outstanding,
       respectively....................................................................              99               103
    Treasury stock - Class A common, 1,856,200 and 0, respectively and Class B common,
      368,200 and 0, respectively......................................................         (49,227)               --
Additional paid in capital.............................................................       1,031,967         1,045,142
                                                                                            -----------       -----------
Total Stockholders' Equity ............................................................         983,443         1,045,857
                                                                                            -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................................     $ 2,898,948       $ 2,994,218
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

                (see accompanying notes to financial statements)

                         RECKSON ASSOCIATES REALTY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                        ---------------------------------------
                                                                                               2002                  2001
                                                                                        ------------------    -----------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)................................................................          $     62,382        $      (72,094)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization..............................................                82,913                77,221
        Gain on sales of real estate...............................................                (4,804)                 (972)
        Valuation reserves on investments in affiliate loans and joint ventures....                    --               163,000
        Minority partners' interests in consolidated partnerships..................                14,379                12,885
        Extraordinary loss on extinguishment of debts..............................                    --                 2,595
        Limited partners' minority interest in the operating partnership...........                 4,796                (9,326)
        Equity in earnings of real estate joint ventures and service companies.....                  (598)               (1,704)
   Changes in operating assets and liabilities:
        Tenant receivables.........................................................                   312                 1,446
        Real estate tax escrows ...................................................                (2,774)               (2,037)
        Prepaid expenses and other assets..........................................                14,053                13,028
        Deferred rents receivable..................................................               (19,666)              (28,843)
        Accrued expenses and other liabilities.....................................                (5,218)              (18,009)
                                                                                          ------------------    -----------------
        Net cash provided by operating activities..................................               145,775               137,190
                                                                                          ------------------    -----------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
        Increase in contract deposits and pre-acquisition costs....................                    --                (2,897)
        Additions to developments in progress.....................................                (37,304)               (3,606)
        Proceeds from mortgage note receivable repayments..........................                    12                 2,949
        Investments in affiliate joint ventures....................................                    --               (25,056)
        Additions to commercial real estate properties.............................               (31,029)             (121,703)
        Additions to furniture, fixtures and equipment.............................                   (71)                 (324)
        Payment of leasing costs...................................................               (12,789)               (6,264)
        Proceeds from sales of real estate and marketable securities...............                22,385               109,250
                                                                                          ------------------    -----------------
        Net cash used in investing activities......................................               (58,796)              (47,651)
                                                                                          ------------------    -----------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of common stock net of issuance costs...............                 6,310                 1,790
        Purchases of common stock..................................................               (49,227)                   --
        Principal payments on secured borrowings...................................                (7,930)             (291,445)
        Payment of loan and equity issuance costs..................................                (1,538)               (5,944)
        Increase in investments in affiliate loans and service companies...........                    --               (12,382)
        Proceeds from issuance of senior unsecured notes...........................                49,432                    --
        Proceeds from secured borrowings...........................................                    --               325,000
        Proceeds from unsecured credit facility....................................               115,000               128,000
        Repayment of unsecured credit facility.....................................              (162,600)              (98,000)
        Distributions to minority partners in consolidated partnerships............               (14,572)              (13,390)
        Distributions to limited partners in the operating partnership.............                (9,451)               (9,181)
        Distributions to preferred unit holders....................................                (1,047)               (1,749)
        Dividends to common shareholders...........................................               (84,239)              (75,278)
        Dividends to preferred shareholders........................................               (16,461)              (16,337)
                                                                                         ------------------    -----------------
        Net cash used in financing activities......................................              (176,323)              (68,916)
                                                                                         ------------------    -----------------
        Net (decrease) increase in cash and cash equivalents.......................               (89,344)               20,623
        Cash and cash equivalents at beginning of period...........................               121,975                17,843
                                                                                         ------------------    -----------------
        Cash and cash equivalents at end of period.................................         $      32,631         $      38,466
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

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
     a)  Exhibits

         3(ii)*   Amended and Restated ByLaws of the Registrant

         10.1* Each member of the Registrant's Board of Directors and each Executive Officer of the Registrant has entered into an Indemnification Agreement with the Registrant. These Indemnification Agreements are identical in all material respects. The schedule below sets forth the terms of each Indemnification Agreement not filed which differ from the copy of the example Indemnification Agreement (between the Registrant and Donald J. Rechler, dated as of May 23, 2002), which is filed as Exhibit 10.1 hereto:

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

         99.1 Certification of Donald J. Rechler, Co-Chief Executive Officer of the Registrant pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

         99.2 Certification of Scott H. Rechler, Co-Chief Executive Officer of the Registrant pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

         99.3 Certification of Michael Maturo, Executive Vice President, Treasurer and Chief Financial Officer of the Registrant pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

-----------------
*Previously filed as an Exhibit to the Form 10-Q filed on November 12, 2002.

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


DATE: December 16, 2002

                                  CERTIFICATION

 I, Donald J. Rechler, certify that:

 1. I have reviewed this quarterly report on Form 10-Q/A of Reckson Associates Realty Corp.;

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

Date:  December 16, 2002

                                                   /s/ Donald J. Rechler
                                               -------------------------------
                                               Donald J. Rechler
                                               Co-Chief Executive Officer

                                  CERTIFICATION

 I, Scott H. Rechler, certify that:

 1. I have reviewed this quarterly report on Form 10-Q/A of Reckson Associates Realty Corp.;

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

Date:  December 16, 2002

                                                 /s/ Scott H. Rechler
                                                 ------------------------------
                                                 Scott H. Rechler
                                                 Co-Chief Executive Officer

                                  CERTIFICATION

 I, Michael Maturo, certify that:

 1. I have reviewed this quarterly report on Form 10-Q/A of Reckson Associates Realty Corp.;

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

Date:  December 16, 2002

                                            /s/ Michael Maturo
                                            ----------------------------------
                                            Michael Maturo
                                            Executive Vice President, Treasurer
                                            and Chief Financial Officer