Form 10-K
period 2002-12-31
RECKSON ASSOCIATES REALTY CORP
filed 2003-03-24
CIK 930548

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 2002

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

                    225 BROADHOLLOW ROAD, MELVILLE, NY 11747
               (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (631) 694-6900


                             ---------------------
          Securities registered pursuant to Section 12(b) of the Act:





                                             Name of Each Exchange on Which
       Title of each class                           Registered
---------------------------------------      -------------------------------

  Class A common stock, $.01 par value         New York Stock Exchange
  Class B common stock, $.01 par value         New York Stock Exchange
Class A preferred stock, $.01 par value        New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

                             ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of Class A common stock and Class B common stock held by non-affiliates was approximately $1,015 million based on the closing prices on the New York Stock Exchange for such shares on March 13, 2003.

     The Company has two classes of common stock, issued at $.01 par value per share with 48,252,995 and 9,915,313 shares of Class A common stock and Class B common stock outstanding, respectively as of March 13, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Shareholder's Meeting to be held May 29, 2003 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS




ITEM
 NO.                                                                                     PAGE
----                                                                                    ------
                                          PART I
1.      Business .....................................................................   I-1
2.      Properties ...................................................................   I-10
3.      Legal Proceedings ............................................................   I-22
4.      Submission of Matters to a Vote of Security Holders ..........................   I-22

                                          PART II
5.      Market for Registrant's Common Equity and Related Stockholder Matters ........   II-1
6.      Selected Financial Data ......................................................   II-3
7.      Management's Discussion and Analysis of Financial Condition and Results of
        Operations ...................................................................   II-5
7(a).   Quantitative and Qualitative Disclosures about Market Risk ...................   II-22
8.      Financial Statements and Supplementary Data ..................................   II-23
9.      Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure ...................................................................   II-23

                                          PART III
10.     Directors and Executive Officers of the Registrant ...........................   III-1
11.     Executive Compensation .......................................................   III-1
12.     Security Ownership of Certain Beneficial Owners and Management ...............   III-1
13.     Certain Relationships and Related Transactions ...............................   III-1
14.     Controls and Procedures ......................................................   III-1
16.     Principal Accountant Fees and Services .......................................   III-1

                                          PART IV
15.     Financial Statements and Schedules, Exhibits and Reports on Form 8-K .........   IV-1


                                    PART I

ITEM 1. BUSINESS

GENERAL

     Reckson Associates Realty Corp. was incorporated in September 1994 and commenced operations effective with the completion of its initial public offering (the "IPO") on June 2, 1995. Reckson Associates Realty Corp., together with Reckson Operating Partnership, L.P. (the"Operating Partnership"), and their affiliates (collectively, the"Company") were formed for the purpose of continuing the commercial real estate business of Reckson Associates, its affiliated partnerships and other entities ("Reckson"). For more than 40 years, Reckson has been engaged in the business of owning, developing, acquiring, constructing, managing and leasing office and industrial properties in the New York tri-state area (the "Tri-State Area"). Based on industry surveys, management believes that the Company is one of the largest owners and operators of Class A suburban and central business district ("CBD") office properties and industrial properties in the Tri-State Area. The Company operates as a fully integrated, self-administered and self-managed real estate investment trust ("REIT"). As of December 31, 2002 the Company owned 178 properties (inclusive of 11 joint venture properties) in the Tri-State Area suburban and CBD markets, encompassing approximately 20.3 million rentable square feet, all of which are managed by the Company. These properties include 60 Class A suburban office properties encompassing approximately 8.5 million rentable square feet, of which 42 of these properties, or 74% as measured by square footage, are located within the Company's ten office parks. Reckson has historically emphasized the development and acquisition of properties that are part of large-scale suburban office parks. The Company believes that owning properties in planned office and industrial parks provides certain strategic advantages, including the following: (i) certain tenants prefer being located in a park with other high quality companies to enhance their corporate image, (ii) parks afford tenants certain aesthetic amenities such as a common landscaping plan, standardization of signage and common dining and recreational facilities, (iii) tenants may expand (or contract) their business within a park, enabling them to centralize business functions and (iv) a park provides tenants with access to other tenants and may facilitate business relationships between tenants. The properties also include 15 Class A CBD office properties encompassing approximately 5.1 million rentable square feet. The CBD office properties consist of five properties located in New York City, eight properties located in Stamford, CT and two properties located in White Plains, NY. Additionally, the properties include 101 industrial / R&D properties encompassing approximately 6.7 million rentable square feet, of which 71 of these properties, or 58% as measured by square footage, are located within the Company's three industrial parks. The properties also include two retail properties comprising approximately 20,000 rentable square feet. The Company also owns a 355,000 square foot office property located in Orlando, Florida.

     Through its ownership of properties in the key CBD and suburban office markets in the Tri-State Area, the Company believes it has a unique competitive advantage as the trend toward the regional decentralization of the workplace increases. Due to the events of September 11, 2001, as well as technological advances which further enable decentralization, companies are strategically re-evaluating the benefits and feasibility of regional decentralization and reassessing their long-term space needs. The Company believes this multi-location regional decentralization will continue to take place, increasing as companies begin to have better visibility as to the future of the economy, further validating our regional strategy of maintaining a significant market share in each of the key CBD and suburban office markets in the Tri-State Area.

     The Company also owns approximately 338 acres of land in 14 separate parcels of which the Company can develop approximately 3.2 million square feet of office space and approximately 470,000 square feet of industrial space. The Company is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of December 31, 2002, the Company had invested approximately $121.2 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values. The Company has capitalized approximately $10.5 million for the year ended December 31, 2002 related to real estate taxes, interest and other carrying costs related to these development projects. Since the IPO, the Company has developed, redeveloped, renovated or repositioned 27 properties encompassing approximately
5.3 million square feet of office and industrial / R&D space.


     The Company holds a $17.0 million note receivable which bears interest at 11.5% per annum and is secured by a minority partnership interest in Omni Partners, L. P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, N.Y., effectively increasing its economic interest in the property owning partnership (the "Omni Note"). The Company currently owns a 60% majority partnership interest in Omni Partners, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. The Company also holds three other notes receivable aggregating $36.5 million which bear interest at rates ranging from 10.5% to 12% per annum and are secured in part by a minority partner's preferred unit interest in the Operating Partnership, certain interest in real property and a personal guaranty (the "Other Notes" and collectively with the Omni Note, the "Note Receivable Investments"). As of December 31, 2002, management has made subjective assessments as to the underlying security value on the Company's Note Receivable Investments. Based on these assessments the Company's management believes there is no impairment to the carrying value related to the Company's Note Receivable Investments. The Company also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Company's initial New York City portfolio acquisition. This property is cross collateralized under a $103 million mortgage note payable along with one of the Company's New York City buildings.

     The Company also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV") which it manages. The remaining 40% interest is owned by JAH Realties L.P. Jon Halpern, the CEO and a director of HQ Global Workplaces, is a partner in JAH Realties, L.P. As of December 31, 2002, the 520JV had total assets of $21.0 million, a mortgage note payable of $12.5 million and other liabilities of $197,000. The Company's allocable share of the 520JV mortgage note payable is approximately $7.5 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. In addition, the 520JV had total revenues of $4.2 million and $4.0 million and total expenses of $3.3 million and $3.3 million for the years ended December 31, 2002 and 2001, respectively. The operating agreement of the 520JV requires joint decisions from all members on all significant operating and capital decisions including sale of the property, refinancing of the property's mortgage debt, development and approval of leasing strategy and leasing of rentable space. As a result of the decision-making participation relative to the operations of the property, the Company accounts for the 520JV under the equity method of accounting. The 520JV contributed approximately $648,000 and $478,000 to the Company's equity in earnings of real estate joint ventures for the year ended December 31, 2002 and 2001, respectively.

     During July 1998, the Company formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Class A office properties in New York City. Currently the Company owns, through Metropolitan, five Class A office properties aggregating approximately 3.5 million square feet.

     During September 2000, the Company formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed nine Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV which was then distributed to the Company. The Company is responsible for managing the day-to-day operations and business affairs of the Tri-State JV and has substantial rights in making decisions affecting the properties such as leasing, marketing and financing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Company consolidates the Tri-State JV.

     On December 21, 2001, the Company formed a joint venture with the New York State Teachers' Retirement Systems ("NYSTRS") (the "919JV") whereby NYSTRS acquired a 49% indirect interest in the property located at 919 Third Avenue, New York, NY for $220.5 million which included $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of cash which was then distributed to the Company. The Company is responsible for managing the day-to-day operations and business affairs of the 919JV and has substantial rights in making decisions affecting the property such as developing a budget, leasing and marketing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Company consolidates the 919JV.

     As of December 31, 2001, the Company has invested approximately $59.8 million in REIT-qualified joint ventures with Reckson Strategic Venture Partners, LLC ("RSVP"), a real estate venture capital fund created in 1997 as a research and development vehicle for the Company to invest in alternative real estate sectors outside the Company's core office and industrial focus (see Recent Developments-Other Investing Activities).

     All of the Company's interests in its properties, land held for development, the Note Receivable Investments and joint ventures are held directly or indirectly by, and all of its operations are conducted through, the Operating Partnership. Reckson Associates Realty Corp. controls the Operating Partnership as the sole general partner and, as of December 31, 2002, owned approximately 89.5% of the Operating Partnership's outstanding common units of limited partnership interest ("OP Units") and Class B common units of limited partnership interest.

     The Company seeks to maintain cash reserves for normal repairs, replacements, improvements, working capital and other contingencies. The Company has established an unsecured credit facility (the "Credit Facility") with a maximum borrowing amount of $500 million scheduled to mature on December 30, 2005. The Credit Facility requires the Company to comply with a number of financial and other covenants on an ongoing basis.

     The Company maintains access to unsecured debt markets through its investment grade ratings. The Company's ratings as of December 31, 2002 from the major rating organizations are as follows:





RATING ORGANIZATION                        RATING     OUTLOOK
---------------------------------------   --------   --------
  Moody's .............................   Baa3        Stable
  Standard & Poor's ...................   BBB-        Stable


     These security ratings are not a recommendation to buy, sell or hold the Company's securities and they are subject to revision or withdrawal at any time by the rating organization. Ratings assigned by every rating organization have their own meaning within the organization's overall classification system. Each rating should be evaluated independently of any other rating.

     There are numerous commercial properties that compete with the Company in attracting tenants and numerous companies that compete in selecting land for development and properties for acquisition.

     In order to protect the Company's ability to qualify as a REIT, ownership of its common stock by any single stockholder is limited to 9%, subject to certain exceptions.

     The Company's principal executive offices are located at 225 Broadhollow Road, Melville, New York 11747 and its telephone number at that location is
(631) 694-6900. At December 31, 2002, the Company had 303 employees.

     The Company makes certain filings with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, available free of charge through its website, www.reckson.com, as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. The Company's annual report to shareholders, press releases and recent presentations are also available free of charge on the website.

RECENT DEVELOPMENTS

Acquisitions, Dispositions and Investing Activities

     On April 1, 2002, the Company paid approximately $23.8 million to acquire
52.7 acres of land located in Valhalla, NY on which the Company can develop approximately 875,000 square feet of office space. The Company currently owns and operates three buildings encompassing approximately 700,000 square feet in the same office park in which this land parcel is located. This acquisition was financed in part from the sales proceeds of an office property being held by a qualified intermediary for the purposes of an exchange of real property pursuant to Section 1031 of the Internal Revenue Code and from an advance under the Credit Facility.

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

     During February 2003, the Company, through Reckson Construction Group Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, New York and has been retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction is scheduled to close during the first quarter of 2003 and construction of the aforementioned office building is scheduled to commence shortly thereafter.


Other Investing Activities

     During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine") and RSVP. RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies outside the Company's core office and industrial focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of December 31, 2002, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of December 31, 2002, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million. RSVP retained the services of two managing directors to manage RSVP's day to day operations. Prior to the spin off of Frontline, the Company guaranteed certain salary provisions of their employment agreements with RSVP Holdings, LLC, RSVP's common member. The term of these employment agreements is seven years commencing March 5, 1998, provided however, that the term may be earlier terminated after five years upon certain circumstances. The salary for each managing director is $1 million in the first five years and $1.6 million in years six and seven.

     At June 30, 2001, the Company assessed the recoverability of the FrontLine Loans and reserved approximately $3.5 million of the interest accrued during the three-month period then ended. In addition, the Company formed a committee of its Board of Directors, comprised solely of independent directors, to consider any actions to be taken by the Company in connection with the FrontLine Loans and its investments in joint ventures with RSVP. During the third quarter of 2001, the Company noted a significant deterioration in FrontLine's operations and financial condition and, based on its assessment of value and recoverability and considering the findings and recommendations of the committee and its financial advisor, the Company recorded a $163 million valuation reserve charge, inclusive of anticipated costs, in its consolidated statements of operations relating to its investments in the FrontLine Loans and joint ventures with RSVP. The Company has discontinued the accrual of interest income with respect to the FrontLine Loans. The Company has also reserved against its share of GAAP equity in earnings from the RSVP controlled joint ventures funded through the RSVP Commitment until such income is realized through cash distributions. If the RSVP-controlled joint ventures reported losses, the Company would record its proportionate share of such losses.

     At December 31, 2001, the Company, pursuant to Section 166 of the Code, charged off for tax purposes $70 million of the aforementioned reserve directly related to the FrontLine Facility, including accrued interest. On February 14, 2002, the Company charged off for tax purposes an additional $38 million of the reserve directly related to the FrontLine Facility, including accrued interest, and $47 million of the reserve directly related to the RSVP Facility, including accrued interest.

     FrontLine is in default under the FrontLine Loans from the Operating Partnership and on June 12, 2002, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code.

     As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million which was reassessed with no change by management as of December 31, 2002. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet. The common and preferred members of RSVP are currently in dispute over certain provisions of the RSVP operating agreement. The members are currently negotiating to restructure the RSVP operating agreement to settle the dispute. There can be no assurances that the members will successfully negotiate a settlement.

     Both the FrontLine Facility and the RSVP Facility terminate on June 15, 2003, are unsecured and advances thereunder are recourse obligations of FrontLine. Notwithstanding the valuation reserve, under the terms of the credit facilities, interest accrued on the FrontLine Loans at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that were outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. In March 2001, the credit facilities were amended to provide that (i) interest is payable only at maturity and (ii) the Company may transfer all or any portion of its rights or obligations under the credit facilities to its affiliates. The Company requested these changes as a result of changes in REIT tax laws. As a result of FrontLine's default under the FrontLine Loans, interest on borrowings thereunder accrue at default rates ranging between 13% and 14.5% per annum.

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

     The following table sets forth the Company's invested capital (before valuation reserves) in RSVP controlled (REIT-qualified) joint ventures and amounts which were advanced under the RSVP Commitment to FrontLine, for its investment in RSVP controlled investments (in thousands):





                                              RSVP CONTROLLED      AMOUNTS
                                               JOINT VENTURES     ADVANCED       TOTAL
                                             -----------------   ----------   -----------
       Privatization .....................        $21,480         $ 3,520      $ 25,000
       Student Housing ...................         18,086           3,935        22,021
       Medical Offices ...................         20,185              --        20,185
       Parking ...........................             --           9,091         9,091
       Resorts ...........................             --           8,057         8,057
       Net leased retail .................             --           3,180         3,180
       Other assets and overhead .........             --          21,598        21,598
                                                  -------         -------      --------
                                                  $59,751         $49,381      $109,132
                                                  =======         =======      ========


     Included in these investments is approximately $16.5 million of cash that has been contributed to the respective RSVP controlled joint ventures or advanced under the RSVP Commitment to FrontLine and is being held, along with cash contributed by the preferred investors.

Leasing Activity

     During the year ended December 31, 2002, the Company executed 255 leases encompassing approximately 2.8 million square feet. The following table summarizes the leasing activity by location and property type:





                                                                                   AVERAGE EFFECTIVE
                                           NUMBER OF LEASES   LEASED SQUARE FEET       RENT (1)
                                          ------------------ -------------------- ------------------
    CBD office properties
-----------------------------------------
    Connecticut .........................          21                131,441           $ 33.33
    New York City .......................          32                264,645           $ 42.73
    Westchester .........................          16                126,233           $ 23.21
                                                   --                -------
    Subtotal / Weighted average .........          69                522,319           $ 35.65
                                                   --                -------
    Suburban office properties
------------------------------------------
    Long Island .........................          55                355,304           $ 25.64
    New Jersey ..........................          31                387,229           $ 24.31
    Westchester .........................          49                475,345           $ 21.58
                                                  ---              ---------
    Subtotal / Weighted average .........         135              1,217,878           $ 23.63
                                                  ---              ---------
    Industrial properties
------------------------------------------
    Long Island .........................          49              1,033,336           $  7.05
    New Jersey ..........................           2                  5,750           $ 10.30
                                                  ---              ---------
    Subtotal / Weighted average .........          51              1,039,086           $  7.07
                                                  ---              ---------
    Total ...............................         255              2,779,283           $ 19.70
                                                  ===              =========


(1) Base rent adjusted on a straight-line basis for free rent periods, tenant improvements and leasing commissions

Financing Activities

     The Company currently has a three year $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp North America, Inc. and Wachovia Bank, National Association as co-documentation agents. The Credit Facility matures in December 2005, contains options for a one year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. In addition, borrowings under the Credit Facility are currently priced off LIBOR plus 90 basis points and the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership's unsecured credit rating the interest rates and facility fee are subject to change. The outstanding borrowings under the Credit Facility were $267.0 million at December 31, 2002.

     The following table sets forth the Company's Applicable Margin, pursuant to the Credit Facility, which indicates the additional respective percentages per annum applied to LIBOR based borrowings determined based on the Operating Partnership's unsecured credit rating:





UNSECURED CREDIT RATING                              APPLICABLE
S&P / MOODY'S                                          MARGIN
-------------------------------------------------   -----------
           A- /A3 ...............................        .60%
           BBB+ / Baa1 ..........................       .625%
           BBB / Baa2 ...........................        .70%
           BBB- / Baa3 ..........................        .90%
           Below BBB- / Baa3 or unrated .........       1.20%


     The Credit Facility replaced the Company's $575 million unsecured credit facility (the "Prior Facility" and together with the Credit Facility, the "Credit Facility"). As a result, certain deferred loan costs incurred in connection with the Prior Facility were written off. Such amount is reflected as an extraordinary loss in the Company's consolidated statements of operations.

     The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At December 31, 2002, the Company had availability under the Credit Facility to borrow approximately an additional $203.0 million subject to compliance with certain financial covenants.

     On June 17, 2002, the Operating Partnership issued $50 million of five-year 6.00% (6.125% effective rate) senior unsecured notes. Net proceeds of approximately $49.4 million received from this issuance were used to repay outstanding borrowings under the Prior Facility.


Stock and Other Equity Offerings

     During the year ended December 31, 2002, approximately 11,303 preferred units of limited partnership interest in the Operating Partnership, with a liquidation preference value of approximately $11.3 million, were exchanged for 451,934 OP Units at an average price of $24.66 per OP Unit. In addition, 666,468 OP Units were exchanged for an equal number of shares of the Company's Class A common stock.

     The Board of Directors of the Company has authorized the purchase of up to five million shares of the Company's Class A common stock and / or its Class B common stock. It is anticipated that transactions conducted on the New York Stock Exchange will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time.

     As of December 31, 2002, under this buy-back program, the Company purchased 368,200 shares of Class B common stock at an average price of $22.90 per Class B share and 2,698,400 shares of Class A common stock at an average price of $21.60 per Class A share for an aggregate purchase price for both the Class A and Class B common stock of approximately $66.7 million. As a result of these purchases, annual common stock dividends will decrease by approximately $5.5 million. Previously, under the Company's prior stock buy-back program, the Company purchased and retired 1,410,804 shares of Class B common stock at an average price of $21.48 per Class B share and 61,704 shares of Class A common stock at an average price of $23.03 per Class A share for an aggregate purchase price for both the Class A and Class B common stock of approximately $31.7 million.

     The Board of Directors of the Company has formed a pricing committee to consider purchases of up to $75 million of the Company's outstanding preferred securities. During October 2002, the Company purchased and retired 357,500 shares of its Series A preferred stock at $22.29 per share for approximately $8.0 million. As a result of this purchase, annual preferred dividends will decrease by approximately $682,000.


CORPORATE STRATEGIES AND GROWTH OPPORTUNITIES

     The Company's primary business objectives are to maximize current return to stockholders through increases in distributable cash flow per share and to increase stockholders' long-term total return through the appreciation in value of its common stock. The Company's core business strategy is based on a long-term outlook considering real estate is a cyclical business. The Company seeks to accomplish long-term stability and success by developing and maintaining an infrastructure and franchise that is modeled for success over the long-term. This approach allows the Company to recognize different points in the market cycle and adjust our strategy accordingly. Currently, the Company remains cautious about the market environment. With this cautious bias we choose to maintain our conservative strategy of focusing on retaining high occupancies, controlling operating expenses, maintaining a high level of investment discipline and preserving financial flexibility. The Company plans to achieve these objectives by continuing Reckson's corporate strategies and capitalizing on the internal and external growth opportunities as described below.

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

     The Company also intends to adhere to a policy of maintaining a stabilized debt ratio over time (defined as the total debt of the Company as a percentage of the sum of the Company's total debt and the market value of its equity) of not more than 50%. As of December31, 2002, the Company's debt ratio was approximately 44.9%. This calculation is net of minority partners' proportionate share of joint venture debt and including the Company's share of unconsolidated joint venture debt. This debt ratio is intended to provide the Company with financial flexibility to select the optimal source of capital (whether debt or equity) with which to finance external growth.

     Growth Opportunities. The Company intends to achieve its primary business objectives by applying its corporate strategies to the internal and external growth opportunities described below.

     Internal Growth. To the extent New York City, the Long Island, Westchester, New Jersey and Southern Connecticut suburban office and industrial markets stabilize and begin to recover with limited new supply, management believes the Company is well positioned to benefit from rental revenue growth through: (i) contractual annual compounding of 3-4% Base Rent increases (defined as fixed gross rental amounts that excludes payments on account of real estate taxes, operating expense escalations and base electrical charges) on approximately 85% of existing leases from its Long Island properties, (ii) periodic contractual increases in Base Rent on existing leases from its Westchester properties, the New Jersey properties, the New York City properties and the Southern Connecticut properties and (iii) the potential for increases to Base Rents as leases expire and space is re-leased at the higher rents that exist in the current market environment.

     Through its ownership of properties in the key CBD and suburban office markets in the Tri-State Area, the Company believes it has a unique competitive advantage as the trend toward the regional decentralization of the workplace increases. Due to the events of September 11, 2001 as well as technological advances which further enable decentralization, companies are strategically re-evaluating the benefits and feasibility of regional decentralization and reassessing their long-term space needs. The Company believes this multi-location regional decentralization will continue to take place, increasing as companies begin to have better visibility as to the future of the economy, further validating our regional strategy of maintaining a significant market share in each of the key CBD and suburban office markets in the Tri-State Area.

     External Growth. The Company seeks to acquire multi-tenant ClassA office buildings in New York City and the surrounding Tri-State Area core suburban and CBD markets as well as industrial properties located in the Tri-State Area. Management believes that the Tri-State Area presents future opportunities to acquire or invest in properties at attractive yields. The Company believes that its (i) capital structure, in particular its Credit Facility providing for a maximum borrowing amount of up to $500 million and access to unsecured debt markets, (ii) ability to acquire a property for OP Units and thereby defer the seller's income tax on gain, (iii) operating economies of scale, (iv) relationships with financial institutions and private real estate owners, (v) fully integrated operations in its five existing divisions and (vi) its substantial position and franchise in the submarkets in which it owns properties will enhance the Company's ability to identify and capitalize on acquisition opportunities. The Company also intends to selectively develop new ClassA suburban and CBD office and industrial properties and to continue to redevelop existing properties as these opportunities arise. The Company will concentrate its development activities on industrial and ClassA suburban and CBD office properties within the Tri-State Area. The Company's expansion into the New York City office market has provided it with future opportunities to acquire interests in properties at attractive yields. The Company also believes that the addition of its New York City division provides additional leasing and operational capabilities and enhances its overall franchise value by being the only real estate operating company in the Tri-State Area with significant presence in both Manhattan and each of the surrounding sub-markets.

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

     All of the Company's office and industrial / R&D properties have been subjected to a Phase I or similar environmental audit after April 1, 1994 (which involved general inspections without soil sampling, ground water analysis or radon testing and, for the Company's properties constructed in 1978 or earlier, survey inspections to ascertain the existence of ACMs were conducted) completed by independent environmental consultant companies (except for 35 Pinelawn Road which was originally developed by Reckson and subjected to a Phase 1 in April 1992). These environmental audits have not revealed any environmental liability that would have a material adverse effect on the Company's business.

ITEM 2. PROPERTIES

General

     As of December 31, 2002 the Company owned 178 properties (including 11 joint venture properties) in the Tri-State Area suburban and CBD markets, encompassing approximately 20.3 million rentable square feet, all of which are managed by the Company. The properties include 60 Class A suburban office properties encompassing approximately 8.5 million rentable square feet, of which 42 of these properties, or 74% as measured by square footage, are located within the Company's ten office parks. Reckson has historically emphasized the development and acquisition of properties that are part of large-scale suburban office parks. The Company believes that owning properties in planned office and industrial parks provides certain strategic advantages, including the following: (i) certain tenants prefer being located in a park with other high quality companies to enhance their corporate image, (ii) parks afford tenants certain aesthetic amenities such as a common landscaping plan, standardization of signage and common dining and recreational facilities, (iii) tenants may expand (or contract) their business within a park, enabling them to centralize business functions and (iv) a park provides tenants with access to other tenants and may facilitate business relationships between tenants. The properties also include 15 Class A CBD office properties encompassing approximately 5.1 million rentable square feet. The CBD office properties consist of five properties located in New York City, eight properties located in Stamford, CT and two properties located in White Plains, NY. Additionally, the Company owns 101 industrial properties encompassing approximately 6.7 million rentable square feet, of which 71 of these properties, or 58% as measured by square footage, are located within the Company's three industrial parks. The properties also include two retail properties comprising approximately 20,000 rentable square feet. The Company also owns a 355,000 square foot office property located in Orlando, Florida.

     Set forth below is a summary of certain information relating to the Company's properties, categorized by office and industrial properties, as of December 31, 2002.


OFFICE PROPERTIES

General

     As of December 31, 2002, the Company owned or had an interest in 60 Class A suburban office properties encompassing approximately 8.5 million square feet and 15 Class A CBD office properties encompassing approximately 5.1 million square feet. As of December 31, 2002, the office properties were approximately 95.7% leased (percent leased excludes properties under development) to approximately 979 tenants.

     The office properties are Class A office buildings and are well-located, well-maintained and professionally managed. In addition, these properties are modern with high finishes and achieve among the highest rent, occupancy and tenant retention rates within their sub-markets. Forty two of the 60 suburban office properties are located within the Company's ten office parks. The buildings in these office parks offer a full array of amenities including health clubs, racquetball courts, sun decks, restaurants, computer controlled HVAC access systems and conference centers. Management believes that the location, quality of construction and amenities as well as the Company's reputation for providing a high level of tenant service have enabled the Company to attract and retain a national tenant base. The office tenants include national companies representing all major industry groups including consumer products, financial services, pharmaceuticals, health care, telecommunication and technology and insurance and service companies, such as "Big Four" accounting firms and major law firms. The 15 Class A CBD office properties consist of five properties located in New York City, eight properties located in Stamford, CT and two properties located in White Plains, NY.

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

     The following table sets forth certain information as of December 31, 2002 for each of the office properties.




                                                         OWNERSHIP
                                                         INTEREST
                                                          (GROUND
                                                           LEASE                      LAND
                                          PERCENTAGE    EXPIRATION        YEAR        AREA
                                           OWNERSHIP     DATE) (1)    CONSTRUCTED   (ACRES)
                                         ------------ -------------- ------------- ---------
Leases Suburban Office Properties:
Huntington Melville Corporate Center
395 North Service Rd,
 Melville, NY ..........................      100%    Lease (2081)        1988         7.5
200 Broadhollow Rd,
 Melville, NY ..........................      100%         Fee            1981         4.6
48 South Service Rd,
 Melville, NY ..........................      100%         Fee            1986         7.3
35 Pinelawn Rd,
 Melville, NY ..........................      100%         Fee            1980         6.0
275 Broadhollow Rd,
 Melville, NY ..........................       51%         Fee            1970         5.8
58 South Service Rd,
 Melville, NY ..........................      100%         Fee            2000        16.5
1305 Old Walt Whitman Rd,
 Melville, NY ..........................       51%         Fee            1998(3)     18.1
                                                                                      ----
Total- Huntington Meville Corporate
 Center ................................                                              65.8
North Shore Atrium
6800 Jericho Turnpike,
 Syosset, NY ...........................      100%         Fee            1977        13.0
6900 Jericho Turnpike,
 Syosset, NY ...........................      100%         Fee            1982         5.0
                                                                                      ----
Total-North Shore Atrium ...............                                              18.0
Nassau West Corporate Center
50 Charles Lindbergh Blvd.,
 Mitchel Field, NY .....................      100%    Lease (2082)        1984         9.1
60 Charles Lindbergh Blvd.,
 Mitchel Field, NY .....................      100%    Lease (2082)        1989         7.8
51 Charles Lindbergh Blvd.,
 Mitchel Field, NY .....................      100%    Lease (2084)        1989         6.6
55 Charles Lindbergh Blvd.,
 Mitchel Field, NY .....................      100%    Lease (2082)        1982        10.0
333 Earl Ovington Blvd.,
 Mitchel Field, NY .....................       60%    Lease (2088)        1991        30.6
90 Merrick Ave.,
 Mitchel Field, NY .....................       51%    Lease (2084)        1985        13.2
                                                                                      ----
Total-Nassau West Corporate Center......                                              77.3
Tarrytown Corporate Center
505 White Plains Rd.,
 Tarrytown, NY .........................      100%         Fee            1974         1.4
520 White Plains Rd.,
 Tarrytown, NY .........................       60%         Fee (4)        1981         6.8
555 White Plains Rd.,
 Tarrytown, NY .........................      100%         Fee            1972         4.2
560 White Plains Rd.,
 Tarrytown, NY .........................      100%         Fee            1980         4.0
580 White Plains Rd.,
 Tarrytown, NY .........................      100%         Fee            1977         6.1
660 White Plains Rd.,
 Tarrytown, NY .........................      100%         Fee            1983        10.9
                                                                                      ----
Total-Tarrytown Corporate Center .......                                              33.4
Reckson Executive Park
1 International Dr.,
 Ryebrook, NY ..........................      100%         Fee            1983        N/A
2 International Dr.,
 Ryebrook, NY ..........................      100%         Fee            1983        N/A
3 International Dr.,
 Ryebrook, NY ..........................      100%         Fee            1983        N/A
4 International Dr.,
 Ryebrook, NY ..........................      100%         Fee            1986        N/A
5 International Dr.,
 Ryebrook, NY ..........................      100%         Fee            1986        N/A
6 International Dr.,
 Ryebrook, NY ..........................      100%         Fee            1986        N/A
                                                                                      ----
Total-Reckson Executive Park ...........                                              44.4



                                                                                               ANNUAL
                                            NUMBER                                              RENT     NUMBER
                                              OF       RENTABLE                   ANNUAL        PER        OF
                                            FLOORS      SQUARE      PERCENT        BASE        LEASED    TENANT
                                            (FEET)       FEET        LEASED      RENT (2)     SQ. FT.    LEASES
                                         ----------- ------------ ----------- ------------- ----------- -------
Leases Suburban Office Properties:
Huntington Melville Corporate Center
395 North Service Rd,
 Melville, NY ..........................     4          185,094       100.0%   $ 5,120,325    $ 27.66       4
200 Broadhollow Rd,
 Melville, NY ..........................     4           67,895       100.0%   $ 1,544,676    $ 22.75      14
48 South Service Rd,
 Melville, NY ..........................     4          126,664       100.0%   $ 2,955,872    $ 23.34       8
35 Pinelawn Rd,
 Melville, NY ..........................     2          106,296        97.6%   $ 1,986,613    $ 18.69      30
275 Broadhollow Rd,
 Melville, NY ..........................     4          126,250       100.0%   $ 3,019,668    $ 23.92       9
58 South Service Rd,
 Melville, NY ..........................     4          281,279        74.1%   $ 6,615,411    $ 23.52       6
1305 Old Walt Whitman Rd,
 Melville, NY ..........................     3          164,166       100.0%   $ 4,408,597    $ 26.85       6
                                                        -------       -----    -----------    -------      --
Total- Huntington Meville Corporate
 Center ................................              1,057,644        92.9%   $25,651,162    $ 24.25      77
North Shore Atrium
6800 Jericho Turnpike,
 Syosset, NY ...........................     2          204,331       100.0%   $ 4,043,134    $ 19.79      44
6900 Jericho Turnpike,
 Syosset, NY ...........................     4           94,945        93.5%   $ 1,966,100    $ 20.71      13
                                                      ---------       -----    -----------    -------      --
Total-North Shore Atrium ...............                299,276        97.9%   $ 6,009,233    $ 20.08      57
Nassau West Corporate Center
50 Charles Lindbergh Blvd.,
 Mitchel Field, NY .....................     6          213,006        93.7%   $ 4,893,918    $ 22.98      20
60 Charles Lindbergh Blvd.,
 Mitchel Field, NY .....................     2          195,570       100.0%   $ 4,923,880    $ 25.18       5
51 Charles Lindbergh Blvd.,
 Mitchel Field, NY .....................     1          108,000       100.0%   $ 2,508,903    $ 23.23       1
55 Charles Lindbergh Blvd.,
 Mitchel Field, NY .....................     2          214,581       100.0%   $ 2,757,057    $ 12.85       2
333 Earl Ovington Blvd.,
 Mitchel Field, NY .....................     10         578,798        94.9%   $15,626,736    $ 27.00      28
90 Merrick Ave.,
 Mitchel Field, NY .....................     9          232,419        97.3%   $ 5,926,057    $ 25.50      22
                                                      ---------       -----    -----------    -------      --
Total-Nassau West Corporate Center......              1,542,374        96.8%   $36,636,550    $ 23.75      78
Tarrytown Corporate Center
505 White Plains Rd.,
 Tarrytown, NY .........................     2           26,319        88.3%   $   369,967    $ 14.06      20
520 White Plains Rd.,
 Tarrytown, NY .........................     6          156,034       100.0%   $ 3,723,762    $ 23.87       2
555 White Plains Rd.,
 Tarrytown, NY .........................     5          121,815        90.8%   $ 2,620,174    $ 21.51      10
560 White Plains Rd.,
 Tarrytown, NY .........................     6          124,049        84.5%   $ 2,335,277    $ 18.83      17
580 White Plains Rd.,
 Tarrytown, NY .........................     6          169,446       100.0%   $ 3,333,977    $ 19.68      18
660 White Plains Rd.,
 Tarrytown, NY .........................     6          253,226        89.8%   $ 5,401,627    $ 21.33      36
                                                      ---------       -----    -----------    -------      --
Total-Tarrytown Corporate Center .......                850,889        93.0%   $17,784,785    $ 20.90     103
Reckson Executive Park
1 International Dr.,
 Ryebrook, NY ..........................     3           90,000       100.0%   $ 1,260,000    $ 14.00       1
2 International Dr.,
 Ryebrook, NY ..........................     3           90,000       100.0%   $ 1,260,000    $ 14.00       1
3 International Dr.,
 Ryebrook, NY ..........................     3           91,193       100.0%   $ 2,128,033    $ 23.34       5
4 International Dr.,
 Ryebrook, NY ..........................     3           87,805        90.7%   $ 1,954,873    $ 22.26       8
5 International Dr.,
 Ryebrook, NY ..........................     3           90,000       100.0%   $ 2,332,500    $ 25.92       1
6 International Dr.,
 Ryebrook, NY ..........................     3           94,753        79.3%   $ 1,582,612    $ 16.70       8
                                                      ---------       -----    -----------    -------     ---
Total-Reckson Executive Park ...........                543,751        94.9%   $10,518,019    $ 19.34      24

                                                        OWNERSHIP
                                                        INTEREST
                                                         (GROUND
                                                          LEASE                     LAND
                                          PERCENTAGE   EXPIRATION       YEAR        AREA
                                           OWNERSHIP    DATE) (1)   CONSTRUCTED   (ACRES)
                                         ------------ ------------ ------------- ---------
Summit at Valhalla
100 Summit Dr.,
 Valhalla, NY ..........................      100%        Fee          1988          11.3
200 Summit Dr.,
 Valhalla, NY ..........................      100%        Fee          1990          18.0
500 Summit Dr.,
 Valhalla, NY ..........................      100%        Fee          1986          29.1
                                                                                    -----
Total-Summit at Valhalla ...............                                             58.4
Mt. Pleasant Corporate Center
115/117 Stevens Ave.,
 Mt. Pleasant, NY ......................      100%        Fee          1984           5.0
                                                                                    -----
Total-Mt Pleasant Corporate Center .....                                              5.0
Stand-alone Long Island properties:
400 Garden City Plaza,
 Garden City, NY .......................       51%        Fee          1989           5.7
88 Duryea Road,
 Melville, NY ..........................      100%        Fee          1986           1.5
310 East Shore Rd.,
 Great Neck, NY ........................      100%        Fee          1981           1.5
333 East Shore Rd.,                                      Lease
 Great Neck, NY ........................      100%        (2030)       1976           1.5
520 Broadhollow Rd.,
 Melville, NY ..........................      100%        Fee          1978           7.0
1660 Walt Whitman Rd.,
 Melville, NY ..........................      100%        Fee          1980           6.5
150 Motor Parkway, Hauppauge, NY .            100%        Fee          1984          11.3
120 Mineola Blvd.,
 Mineola, NY ...........................      100%        Fee          1989           0.7
538 Broadhollow Rd.,
 Melville, NY ..........................      100%        Fee          1986           7.5
50 Marcus Dr.,
 Melville, NY ..........................      100%        Fee          2000          12.9
                                                                                    -----
Total-Stand-alone Long Island ..........                                             56.1
Stand-alone Westchester
120 White Plains Rd.,
 Tarrytown, NY .........................       51%        Fee          1984           9.7
80 Grasslands, Elmsford, NY ............      100%        Fee          1989           4.9
                                                                                    -----
Total-Stand-alone Westchester ..........                                             14.6
Executive Hill Office Park
100 Executive Dr.,
 Rt. 280 Corridor, NJ ..................      100%        Fee          1978          10.1
200 Executive Dr.,
 Rt. 208 Corridor, NJ ..................      100%        Fee          1980           8.2
300 Executive Dr.,
 Rt. 280 Corridor, NJ ..................      100%        Fee          1984           8.7
10 Rooney Circle,
 Rt. 280 Corridor, NJ ..................      100%        Fee          1971           5.2
                                                                                    -----
Total-Executive Hill Office Park .......                                             32.2
University Square Princeton
100 Campus Dr.,
 Princeton/Rt. 1 Corridor, NJ ..........      100%        Fee          1987         N/A
104 Campus Dr.,
 Princeton/Rt. 1 Corridor, NJ ..........      100%        Fee          1987         N/A
115 Campus Dr.,
 Princeton/Rt. 1 Corridor, NJ ..........      100%        Fee          1987         N/A
                                                                                    -----
Total- University Square ...............                                             11.0
Short Hills Office Complex
101 John F. Kennedy Parkway,
 Short Hills, NJ .......................      100%        Fee          1981           9.0
103 John F. Kennedy Parkway,
 Short Hills, NJ (3) ...................      100%        Fee          1981           6.0
51 John F Kennedy Parkway,
 Short Hills, NJ .......................       51%        Fee          1988          11.0
                                                                                    -----
Total- Short Hills Office ..............                                             26.0
Stand-alone New Jersey Properties
99 Cherry Hill Road,
 Parsippany, NJ ........................      100%        Fee          1982           8.8
119 Cherry Hill Rd,
 Parsippany, NJ ........................      100%        Fee          1982           9.3
One Eagle Rock,
 Hanover, NJ ...........................      100%        Fee          1986          10.4
3 University Plaza,
 Hackensack, NJ ........................      100%        Fee          1985          10.6
1255 Broad ST.,
 Clifton, NJ ...........................      100%        Fee          1968          11.1
492 River Rd.,
 Nutley, NJ ............................      100%        Fee          1952          17.3
                                                                                    -----
Total- Stand-alone NJ Properties .......                                             67.5
Total Suburban Office Properties .......                                            509.7



                                                                                               ANNUAL
                                            NUMBER                                              RENT     NUMBER
                                              OF       RENTABLE                  ANNUAL         PER        OF
                                            FLOORS      SQUARE     PERCENT        BASE         LEASED    TENANT
                                            (FEET)       FEET       LEASED      RENT (2)      SQ. FT.    LEASES
                                         ----------- ------------ --------- --------------- ----------- -------
Summit at Valhalla
100 Summit Dr.,
 Valhalla, NY ..........................     4          248,174      87.3%   $  5,408,368     $ 21.79       7
200 Summit Dr.,
 Valhalla, NY ..........................     4          233,391     100.0%   $  3,034,932     $ 13.00      12
500 Summit Dr.,
 Valhalla, NY ..........................     4          208,660     100.0%   $  5,425,160     $ 26.00       1
                                                        -------     -----    ------------     -------      --
Total-Summit at Valhalla ...............                690,225      95.4%   $ 13,868,460     $ 20.09      20
Mt. Pleasant Corporate Center
115/117 Stevens Ave.,
 Mt. Pleasant, NY ......................     3          166,237      95.5%   $  3,444,106     $ 20.72      17
                                                        -------     -----    ------------     -------      --
Total-Mt Pleasant Corporate Center .....                166,237      95.5%   $  3,444,106     $ 20.72      17
Stand-alone Long Island properties:
400 Garden City Plaza,
 Garden City, NY .......................     5          172,757       100%   $  4,289,767     $ 24.83      23
88 Duryea Road,
 Melville, NY ..........................     2           23,878       100%   $    475,195     $ 19.90       4
310 East Shore Rd.,
 Great Neck, NY ........................     4           50,108      98.1%   $  1,274,544     $ 25.44      18
333 East Shore Rd.,
 Great Neck, NY ........................     2           17,650     100.0%   $    358,772     $ 20.33       9
520 Broadhollow Rd.,
 Melville, NY ..........................     1           85,784     100.0%   $  1,812,368     $ 21.13       3
1660 Walt Whitman Rd.,
 Melville, NY ..........................     1           74,360      85.4%   $  1,182,684     $ 15.90       6
150 Motor Parkway, Hauppauge, NY .           4          185,475      90.4%   $  3,376,724     $ 18.21      26
120 Mineola Blvd.,
 Mineola, NY ...........................     6          101,572      94.1%   $  2,275,057     $ 22.40      14
538 Broadhollow Rd.,
 Melville, NY ..........................     4          180,281      69.2%   $  2,574,315     $ 14.28       7
50 Marcus Dr.,
 Melville, NY ..........................     2          163,762     100.0%   $  2,125,904     $ 12.98       1
                                                        -------     -----    ------------     -------      --
Total-Stand-alone Long Island ..........              1,055,627      91.4%   $ 19,745,330     $ 18.70     111
Stand-alone Westchester
120 White Plains Rd.,
 Tarrytown, NY .........................     6          203,788      96.3%   $  4,367,366     $ 21.43      10
80 Grasslands, Elmsford, NY ............     3           87,114     100.0%   $  1,847,983     $ 21.21       7
                                                      ---------     -----    ------------     -------     ---
Total-Stand-alone Westchester ..........                290,902      97.4%   $  6,215,349     $ 21.37      17
Executive Hill Office Park
100 Executive Dr.,
 Rt. 280 Corridor, NJ ..................     3           93,285      89.3%   $  1,606,181     $ 17.22      10
200 Executive Dr.,
 Rt. 208 Corridor, NJ ..................     4          105,612     100.0%   $  1,919,584     $ 18.18      11
300 Executive Dr.,
 Rt. 280 Corridor, NJ ..................     4          124,636      89.0%   $  2,610,373     $ 20.94      11
10 Rooney Circle,
 Rt. 280 Corridor, NJ ..................     3           70,716      78.9%   $  1,348,889     $ 19.07       3
                                                      ---------     -----    ------------     -------     ---
Total-Executive Hill Office Park .......                394,249      90.2%   $  7,485,026     $ 18.99      35
University Square Princeton
100 Campus Dr.,
 Princeton/Rt. 1 Corridor, NJ ..........     1           27,888     100.0%   $    648,433     $ 23.25       3
104 Campus Dr.,
 Princeton/Rt. 1 Corridor, NJ ..........     1           70,239     100.0%   $  1,663,171     $ 23.68       2
115 Campus Dr.,
 Princeton/Rt. 1 Corridor, NJ ..........     1           33,600     100.0%   $    834,759     $ 24.84       1
                                                      ---------     -----    ------------     -------     ---
Total- University Square ...............                131,727     100.0%   $  3,146,363     $ 23.89       6
Short Hills Office Complex
101 John F. Kennedy Parkway,
 Short Hills, NJ .......................     6          195,000     100.0%   $  3,446,625     $ 17.68       1
103 John F. Kennedy Parkway,
 Short Hills, NJ (3) ...................     4          123,000     100.0%   $  3,833,500     $ 31.17       1
51 John F Kennedy Parkway,
 Short Hills, NJ .......................     5          250,642      97.6%   $  8,971,534     $ 35.79      17
                                                      ---------     -----    ------------     -------     ---
Total- Short Hills Office ..............                568,642      98.9%   $ 16,251,659     $ 28.58      19
Stand-alone New Jersey Properties
99 Cherry Hill Road,
 Parsippany, NJ ........................     3           93,355      73.6%   $  1,595,179     $ 17.09      12
119 Cherry Hill Rd,
 Parsippany, NJ ........................     3           95,665      97.8%   $  1,441,617     $ 15.07      16
One Eagle Rock,
 Hanover, NJ ...........................     3          142,438     100.0%   $  3,049,825     $ 21.41       8
3 University Plaza,
 Hackensack, NJ ........................     6          219,550      94.9%   $  4,730,404     $ 21.55      21
1255 Broad ST.,
 Clifton, NJ ...........................     2          193,574     100.0%   $  4,259,924     $ 22.01       2
492 River Rd.,
 Nutley, NJ ............................     13         130,009     100.0%   $  2,177,651     $ 16.75       1
                                                      ---------     -----    ------------     -------     ---
Total- Stand-alone NJ Properties .......                874,591      95.7%   $ 17,254,600     $ 19.73      60
Total Suburban Office Properties .......              8,466,134      94.8%   $184,010,642     $ 21.73     624

                                                          OWNERSHIP
                                                          INTEREST
                                                           (GROUND
                                                            LEASE                     LAND
                                            PERCENTAGE   EXPIRATION       YEAR        AREA
                                             OWNERSHIP    DATE) (1)   CONSTRUCTED   (ACRES)
                                           ------------ ------------ ------------- ---------
CBD Office Properties:
Landmark Square
One Landmark Sq.,
 Stamford, CT ............................    100%          Fee          1973         N/A
Two Landmark Sq.,
 Stamford, CT ............................    100%          Fee          1976         N/A
Three Landmark Sq.,
 Stamford, CT ............................    100%          Fee          1978         N/A
Four Landmark Sq.,
 Stamford, CT ............................    100%          Fee          1977         N/A
Five Landmark Sq.,
 Stamford, CT ............................    100%          Fee          1976         N/A
Six Landmark Sq.,
 Stamford, CT ............................    100%          Fee          1984         N/A
                                                                                      ---
Total- Landmark Square ...................                                              7.2
Stamford Towers:
680 Washington Blvd,
 Stamford, CT ............................     51%          Fee          1989           1.3
750 Washington Blvd,
 Stamford, CT ............................     51%          Fee          1989           2.4
Total-Stamford Towers ....................                                              3.7
Stand-alone Westchester
360 Hamilton Ave.,
 White Plains, NY ........................    100%          Fee          1977           1.5
140 Grand ST.,
 White Plains, NY ........................    100%          Fee          1991           2.2
                                                                                      -----
Total-Stand-alone Westchester ............                                              3.7
New York City Office Properties
120 W. 45th ST.,
 New York, NY ............................    100%          Fee          1989           0.4
100 Wall ST.,
 New York, NY ............................    100%          Fee          1969           0.5
810 Seventh Ave.,
 New York, NY ............................    100%        Fee(5)         1970           0.6
919 Third Ave.,
 New York, NY ............................    100%        Fee(6)         1971           1.5
1350 Ave. of the Americas,
 New York, NY ............................    100%          Fee          1966           0.6
                                                                                      -----
Total-New York City Office Properties                                                   3.6
Total CBD Office Properties ..............                                             18.2
Total-Office Properties ..................                                            527.9

                                                                                                 ANNUAL
                                              NUMBER                                              RENT     NUMBER
                                                OF       RENTABLE                  ANNUAL         PER        OF
                                              FLOORS      SQUARE     PERCENT        BASE         LEASED    TENANT
                                              (FEET)       FEET       LEASED      RENT (2)      SQ. FT.    LEASES
                                           ----------- ------------ --------- --------------- ----------- -------
CBD Office Properties:
Landmark Square
One Landmark Sq.,
 Stamford, CT ............................     22          280,661     98.3%   $  7,037,786     $ 25.08      59
Two Landmark Sq.,
 Stamford, CT ............................     3            36,889     83.2%   $    795,071     $ 21.55       8
Three Landmark Sq.,
 Stamford, CT ............................     6           128,887     95.8%   $  3,212,338     $ 24.92      14
Four Landmark Sq.,
 Stamford, CT ............................     5            98,054     95.3%   $  1,966,176     $ 20.05      13
Five Landmark Sq.,
 Stamford, CT ............................     3            58,000    100.0%   $    310,536     $  5.35       3
Six Landmark Sq.,
 Stamford, CT ............................     10          168,180     99.5%   $  4,001,941     $ 23.80       8
                                                           -------    -----    ------------     -------      --
Total- Landmark Square ...................                 770,671     97.2%   $ 17,323,849     $ 22.48     105
680 Washington Blvd,
 Stamford, CT ............................     11          132,759      100%   $  4,000,443     $ 30.13       7
750 Washington Blvd,
 Stamford, CT ............................     11          185,901     98.2%   $  4,555,349     $ 24.50       9
Total-Stamford Towers ....................                 318,660     98.9%   $  8,555,792     $ 26.85      16
Stand-alone Westchester
360 Hamilton Ave.,
 White Plains, NY ........................     12          381,257     91.0%   $  8,505,931     $ 22.31      15
140 Grand ST.,
 White Plains, NY ........................     9           123,827     95.9%   $  2,943,592     $ 23.77      14
                                                           -------    -----    ------------     -------     ---
Total-Stand-alone Westchester ............                 505,084     92.2%   $ 11,449,523     $ 22.67      29
New York City Office Properties
120 W. 45th ST.,
 New York, NY ............................     40          441,175     97.0%   $ 16,866,305     $ 38.23      33
100 Wall ST.,
 New York, NY ............................     29          457,678    100.0%   $ 14,199,700     $ 31.03      29
810 Seventh Ave.,
 New York, NY ............................     42          690,977     97.0%   $ 22,693,099     $ 32.84      34
919 Third Ave.,
 New York, NY ............................     47        1,355,239    100.0%   $ 58,949,836     $ 43.50      21
1350 Ave. of the Americas,
 New York, NY ............................     35          543,415     91.9%   $ 17,288,113     $ 31.81      70
                                                         ---------    -----    ------------     -------     ---
Total-New York City Office Properties                    3,488,484     97.8%   $129,997,053     $ 37.26     187
Total CBD Office Properties ..............               5,082,899     97.2%   $167,326,216     $ 32.92     337
Total-Office Properties ..................              13,549,033     95.7%   $351,336,858     $ 25.93     961

------------------
(1) Ground lease expirations assume exercise of renewal options by the lessee.
(2) Represents Base Rent, net of electric reimbursement, of signed leases at December 31, 2002 adjusted for scheduled contractual increases during the 12 months ending December 31, 2003. Total Base Rent for these purposes reflects the effect of any lease expirations that occur during the 12-month period ending December 31, 2003. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.
(3) Year renovated.
(4) The actual fee interest in is held by the County of Westchester Industrial Development Agency. The fee interest in 520 White Plains Road may be acquired if the outstanding principal under certain loan agreements and annual basic installments are prepaid in full.
(5) There is a ground lease in place on a small portion of the land which expires in 2044.
(6) There is a ground lease in place on a small portion of the land which expires in 2066.

INDUSTRIAL / R&D PROPERTIES


General

     As of December 31, 2002, the Company owned or had an interest in 101 industrial / R&D properties that encompass approximately 6.7 million rentable square feet. As of December 31, 2002, the industrial / R&D properties were approximately 94.7% leased (percentage leased excludes properties under development) to approximately 239 tenants. Many of these properties have been constructed with high ceiling heights (i.e., above 18 feet), upscale office building facades, parking in excess of zoning requirements, drive-in and / or loading dock facilities and other features which permit them to be leased for industrial and / or office purposes.

     The industrial / R&D properties are leased to both national and local tenants. These tenants utilize these properties for distribution, warehousing, research and development and light manufacturing / assembly activities. Leases on the industrial / R&D properties are typically written for terms ranging from three to seven years and require: (i) payment of a Base Rent, (ii) payments of real estate tax escalations over a base year, (iii) payments of compounded annual increases to Base Rent and (iv) reimbursement of all operating expenses. Electric costs are generally borne and paid directly by the tenant. Certain leases are "triple net" (i.e., the tenant is required to pay in addition to annual Base Rent, all operating expenses and real estate taxes). In virtually all of the industrial / R&D leases, the landlord is responsible for structural repairs. Renewal provisions typically provide for renewal rents at market rates, provided that such rates are not less than the most recent rental rates.


     Approximately 86%, as measured by square footage, of the industrial / R&D properties, are located on Long Island. Fifty-eight percent of these properties, as measured by square footage, are located in the following three industrial parks developed by Reckson, the predecessor to the Company: (i) Vanderbilt Industrial Park, (ii) Airport International Plaza and (iii) County Line Industrial Center.

     In addition to the industrial / R&D properties on Long Island, the Company owns eight industrial properties encompassing approximately 912,000 square feet in the other suburban markets.

     The following table sets forth certain information as of December 31, 2002 for each of the industrial properties.

                                         OWNERSHIP
                                         INTEREST
                                          (GROUND
                                           LEASE                     LAND    CLEARENCE
                           PERCENTAGE   EXPIRATION       YEAR        AREA      HEIGHT
                            OWNERSHIP    DATE) (1)   CONSTRUCTED   (ACRES)     (FEET)
                          ------------ ------------ ------------- --------- -----------
LONG ISLAND INDUSTRIAL
Airport Industrial Plaza
110 Orville Dr.,
 Islip, NY ..............     100.0%        Fee         1979          6.4       24
1101 Lakeland Ave.,
 Islip, NY ..............     100.0%        Fee         1983          4.9       20
120 Wilbur Place,
 Islip, NY ..............     100.0%        Fee         1972          2.8       16
125 Wilbur Place,
 Islip, NY ..............     100.0%        Fee         1977          4.0       16
1385 Lakeland Ave.,
 Islip, NY ..............     100.0%        Fee         1973          2.4       16
140 Wilbur Place,
 Islip, NY ..............     100.0%        Fee         1973          3.1       20
160 Wilbur Place,
 Islip, NY ..............     100.0%        Fee         1978          3.9       16
170 Wilbur Place,
 Islip, NY ..............     100.0%        Fee         1979          4.9       16
180 Orville Dr.,
 Islip, NY ..............     100.0%        Fee         1982          2.3       16
20 Orville Dr.,
 Islip, NY ..............     100.0%        Fee         1978          1.0       16
2002 Orville Drive North,
 Islip, NY ..............     100.0%        Fee         2000         15.8       24
2004 Orville Drive North,
 Islip, NY ..............     100.0%        Fee         1998          7.4       24
2005 Orville Drive North,
 Islip, NY ..............     100.0%        Fee         1999          8.7       24
25 Orville Dr.,
 Islip, NY ..............     100.0%        Fee         1970          2.2       16
4040 Veterans Highway,
 Islip, NY ..............     100.0%        Fee         1972          1.0       14
50 Orville Dr.,
 Islip, NY ..............     100.0%        Fee         1976          1.6       15

                                                                               ANNUAL
                             RESEARCH                                           RENT    NUMBER
                               AND       RENTABLE                  ANNUAL       PER       OF
                           DEVELOPMENT    SQUARE     PERCENT        BASE       LEASED   TENANT
                              FINISH       FEET       LEASED      RENT (2)    SQ. FT.   LEASES
                          ------------- ---------- ----------- ------------- --------- -------
LONG ISLAND INDUSTRIAL
Airport Industrial Plaza
110 Orville Dr.,
 Islip, NY ..............       80%      110,000       100.0%   $  685,667   $  6.23      1
1101 Lakeland Ave.,
 Islip, NY ..............       65%       90,411       100.0%   $  567,419   $  6.28      1
120 Wilbur Place,
 Islip, NY ..............       62%       34,866       100.0%   $  251,070   $  7.20      4
125 Wilbur Place,
 Islip, NY ..............       45%       61,698        86.9%   $  304,521   $  4.94      9
1385 Lakeland Ave.,
 Islip, NY ..............        9%       35,000        78.6%   $  202,783   $  5.79      3
140 Wilbur Place,
 Islip, NY ..............       33%       48,500       100.0%   $  316,495   $  6.53      2
160 Wilbur Place,
 Islip, NY ..............       87%       62,710       100.0%   $  560,665   $  8.94      2
170 Wilbur Place,
 Islip, NY ..............       30%       72,203       100.0%   $  470,721   $  6.52      5
180 Orville Dr.,
 Islip, NY ..............        4%       37,612       100.0%   $  210,214   $  5.59      2
20 Orville Dr.,
 Islip, NY ..............      100%       12,900       100.0%   $  196,548   $ 15.24      1
2002 Orville Drive North,
 Islip, NY ..............       11%      206,005       100.0%   $1,797,445   $  8.73      2
2004 Orville Drive North,
 Islip, NY ..............       10%      106,515       100.0%   $  397,934   $  3.74      1
2005 Orville Drive North,
 Islip, NY ..............       20%      130,010       100.0%   $1,023,169   $  7.87      1
25 Orville Dr.,
 Islip, NY ..............      100%       33,655       100.0%   $  523,115   $ 15.54      1
4040 Veterans Highway,
 Islip, NY ..............      100%        2,800       100.0%   $   82,600   $ 29.50      1
50 Orville Dr.,
 Islip, NY ..............       99%       27,943       100.0%   $  257,597   $  9.22      3

                                               OWNERSHIP
                                               INTEREST
                                                (GROUND
                                                 LEASE                     LAND    CLEARENCE
                                 PERCENTAGE   EXPIRATION       YEAR        AREA      HEIGHT
                                  OWNERSHIP    DATE) (1)   CONSTRUCTED   (ACRES)     (FEET)
                                ------------ ------------ ------------- --------- -----------
65 Orville Dr.,
 Islip, NY ....................     100.0%       Fee          1971          2.2       14
70 Orville Dr.,
 Islip, NY ....................     100.0%       Fee          1975          2.3       22
80 Orville Dr.,
 Islip, NY ....................     100.0%       Fee          1988          6.5       16
85 Orville Dr.,
 Islip, NY ....................     100.0%       Fee          1974          1.9       14
95 Orville Dr.,
 Islip, NY ....................     100.0%       Fee          1974          1.8       14
                                                                           ----
Airport Industrial Plaza Total                                             87.1
Hauppauge Industrial Park
100 Engineers Rd.,
 Hauppauge, NY ................     100.0%       Fee          1968          5.0       14
104 Parkway Dr.,
 Hauppauge, NY ................     100.0%       Fee          1985          1.8       15
110 Plant Ave.,
 Hauppauge, NY ................     100.0%       Fee          1974          6.8       18
120 Ricefield Ln.,
 Hauppauge, NY ................     100.0%       Fee          1983          2.0       15
125 Ricefield Ln.,
 Hauppauge, NY ................     100.0%       Fee          1973          2.0       14
135 Ricefield Ln.,
 Hauppauge, NY ................     100.0%       Fee          1981          2.1       15
150 Engineers Rd.,
 Hauppauge, NY ................     100.0%       Fee          1969          6.8       22
180 Oser Ave.,                                  Lease
 Hauppauge, NY ................     100.0%      (2009)        1978          3.4       16
185 Oser Ave,
 Hauppauge, NY ................     100.0%       Fee          1974          2.0       18
20 Oser Ave.,
 Hauppauge, NY ................     100.0%       Fee          1979          5.0       16
225 Oser Ave.,
 Hauppauge, NY ................     100.0%       Fee          1977          1.2       14
25 Davids Dr.,
 Hauppauge, NY ................     100.0%       Fee          1975          3.2       20
250 Kennedy Dr.,
 Hauppauge, NY ................     100.0%       Fee          1979          7.0       16
30 Oser Ave.,
 Hauppauge, NY ................     100.0%       Fee          1978          4.4       16
325 Rabro Dr.,
 Hauppauge, NY ................     100.0%       Fee          1967          2.7       14
360 Motor Pk.,
 Hauppauge, NY ................     100.0%       Fee          1967          4.2       16
360 Oser Ave.,
 Hauppauge, NY ................     100.0%       Fee          1981          1.3       18
375 Oser Ave.,
 Hauppauge, NY ................     100.0%       Fee          1981          1.2       18
390 Motor Parkway,
 Hauppauge, NY ................     100.0%       Fee          1980         10.0       14
395 Oser Ave.,
 Hauppauge, NY ................     100.0%       Fee          1980          6.1       14
40 Oser Ave.,
 Hauppauge, NY ................     100.0%       Fee          1974          3.1       16
400 Moreland Rd.,
 Hauppauge, NY ................     100.0%       Fee          1967          6.3       17
400 Oser Ave.,
 Hauppauge, NY ................     100.0%       Fee          1982          9.5       16
410 Motor Pk.,
 Hauppauge, NY ................     100.0%       Fee          1965          3.0       15
425 Rabro Dr.,
 Hauppauge, NY ................     100.0%       Fee          1980          4.0       16
45 Adams Ave.,
 Hauppauge, NY ................     100.0%       Fee          1979          2.1       18
50 Oser Ave.,
 Hauppauge, NY ................     100.0%       Fee          1975          4.1       21
55 Engineers Rd.,
 Hauppauge, NY ................     100.0%       Fee          1968          3.0       18
595 Old Willets Path,
 Hauppauge, NY ................     100.0%       Fee          1968          3.5       14
60 Oser Ave.,
 Hauppauge, NY ................     100.0%       Fee          1975          3.3       21
600 Old Willets Path ,
 Hauppauge, NY ................     100.0%       Fee          1965          4.5       14
611 Old Willets Path,
 Hauppauge, NY ................     100.0%       Fee          1963          3.0       14
63 Oser Ave.,
 Hauppauge, NY ................     100.0%       Fee          1974          1.2       20
631/641 Old Willets Path,
 Hauppauge, NY ................     100.0%       Fee          1965          1.9       14
65 Engineers Rd.,
 Hauppauge, NY ................     100.0%       Fee          1969          1.8       22
65 Oser Ave.,
 Hauppauge, NY ................     100.0%       Fee          1975          1.2       18
651/661 Old Willets Path,
 Hauppauge, NY ................     100.0%       Fee          1966          2.0       14

                                                                                       ANNUAL
                                   RESEARCH                                             RENT    NUMBER
                                     AND        RENTABLE                   ANNUAL       PER       OF
                                 DEVELOPMENT     SQUARE      PERCENT        BASE       LEASED   TENANT
                                    FINISH        FEET        LEASED      RENT (2)    SQ. FT.   LEASES
                                ------------- ------------ ----------- ------------- --------- -------
65 Orville Dr.,
 Islip, NY ....................       20%         32,000       100.0%   $  220,068   $  6.88       2
70 Orville Dr.,
 Islip, NY ....................       18%         41,508       100.0%   $  355,988   $  8.58       2
80 Orville Dr.,
 Islip, NY ....................       47%         92,684       100.0%   $  611,343   $  6.60       8
85 Orville Dr.,
 Islip, NY ....................       20%         25,091       100.0%   $  173,671   $  6.92       2
95 Orville Dr.,
 Islip, NY ....................       20%         25,300       100.0%   $  135,945   $  5.37       1
                                               ---------       -----    ----------   -------      --
Airport Industrial Plaza Total                 1,289,411        98.8%   $9,344,978   $  7.25      54
Hauppauge Industrial Park
100 Engineers Rd.,
 Hauppauge, NY ................      100%         40,880       100.0%   $  573,914   $ 14.04       1
104 Parkway Dr.,
 Hauppauge, NY ................       15%         27,600       100.0%   $  111,918   $  4.06       1
110 Plant Ave.,
 Hauppauge, NY ................        2%        125,000       100.0%   $  488,194   $  3.91       1
120 Ricefield Ln.,
 Hauppauge, NY ................        9%         33,100       100.0%   $  193,917   $  5.86       1
125 Ricefield Ln.,
 Hauppauge, NY ................       20%         30,495       100.0%   $  201,844   $  6.62       1
135 Ricefield Ln.,
 Hauppauge, NY ................       50%         32,340       100.0%   $  153,100   $  4.73       1
150 Engineers Rd.,
 Hauppauge, NY ................       10%        135,000       100.0%   $  179,625   $  1.33       1
180 Oser Ave.,
 Hauppauge, NY ................       50%         61,264       100.0%   $  507,518   $  8.28       9
185 Oser Ave,
 Hauppauge, NY ................       50%         30,000       100.0%   $  219,834   $  7.33       1
20 Oser Ave.,
 Hauppauge, NY ................       98%         42,000       100.0%   $  393,135   $  9.36       2
225 Oser Ave.,
 Hauppauge, NY ................       85%          9,960       100.0%   $  130,891   $ 13.14       1
25 Davids Dr.,
 Hauppauge, NY ................       50%         40,000       100.0%   $  350,200   $  8.75       1
250 Kennedy Dr.,
 Hauppauge, NY ................       10%        127,980       100.0%   $  455,298   $  3.56       1
30 Oser Ave.,
 Hauppauge, NY ................       69%         41,851       100.0%   $  310,213   $  7.41       4
325 Rabro Dr.,
 Hauppauge, NY ................       27%         35,473        32.9%   $   89,096   $  2.51       1
360 Motor Pk.,
 Hauppauge, NY ................      100%         54,000       100.0%   $  306,060   $  5.67       1
360 Oser Ave.,
 Hauppauge, NY ................       20%         23,000       100.0%   $  169,114   $  7.35       1
375 Oser Ave.,
 Hauppauge, NY ................       60%         20,000       100.0%   $  160,633   $  8.03       1
390 Motor Parkway,
 Hauppauge, NY ................       10%        181,060       100.0%   $1,033,943   $  5.71       1
395 Oser Ave.,
 Hauppauge, NY ................      100%         49,500       100.0%   $  464,805   $  9.39       1
40 Oser Ave.,
 Hauppauge, NY ................       45%         59,850       100.0%   $  435,463   $  7.28      13
400 Moreland Rd.,
 Hauppauge, NY ................       80%         57,050       100.0%   $  931,626   $ 16.33       1
400 Oser Ave.,
 Hauppauge, NY ................       36%        163,885        94.8%   $1,252,016   $  7.64      27
410 Motor Pk.,
 Hauppauge, NY ................       18%         41,784       100.0%   $  273,524   $  6.55       3
425 Rabro Dr.,
 Hauppauge, NY ................       50%         65,421       100.0%   $  765,971   $ 11.71       1
45 Adams Ave.,
 Hauppauge, NY ................       75%         28,000       100.0%   $  270,667   $  9.67       1
50 Oser Ave.,
 Hauppauge, NY ................       15%         60,000       100.0%   $  246,000   $  4.10       1
55 Engineers Rd.,
 Hauppauge, NY ................      100%         36,000       100.0%   $  373,307   $ 10.37       1
595 Old Willets Path,
 Hauppauge, NY ................       39%         31,670       100.0%   $  218,811   $  6.91       4
60 Oser Ave.,
 Hauppauge, NY ................       10%         48,000       100.0%   $  196,800   $  4.10       1
600 Old Willets Path ,
 Hauppauge, NY ................       10%         69,654       100.0%   $  438,114   $  6.29       1
611 Old Willets Path,
 Hauppauge, NY ................        5%         20,000       100.0%   $  172,329   $  8.62       2
63 Oser Ave.,
 Hauppauge, NY ................       20%         23,000       100.0%   $  151,220   $  6.57       1
631/641 Old Willets Path,
 Hauppauge, NY ................       28%         25,000       100.0%   $  177,624   $  7.10       4
65 Engineers Rd.,
 Hauppauge, NY ................       10%         23,000       100.0%   $  149,500   $  6.50       1
65 Oser Ave.,
 Hauppauge, NY ................       10%         20,000       100.0%   $  115,023   $  5.75       1
651/661 Old Willets Path,
 Hauppauge, NY ................       54%         25,000       100.0%   $  189,845   $  7.59       6

                                                        OWNERSHIP
                                                        INTEREST
                                                         (GROUND
                                                          LEASE                     LAND    CLEARENCE
                                          PERCENTAGE   EXPIRATION       YEAR        AREA      HEIGHT
                                           OWNERSHIP    DATE) (1)   CONSTRUCTED   (ACRES)     (FEET)
                                         ------------ ------------ ------------- --------- -----------
681 Old Willets Path,
 Hauppauge, NY ......................... 100.0%           Fee          1961           1.3      14
73 Oser Ave.,
 Hauppauge, NY ......................... 100.0%           Fee          1974           1.2      20
740 Old Willets Path,
 Hauppauge, NY ......................... 100.0%           Fee          1965           3.5      14
80 Oser Ave.,
 Hauppauge, NY ......................... 100.0%           Fee          1974           1.1      18
85 Adams Dr.,
 Hauppauge, NY ......................... 100.0%           Fee          1980           1.8      15
85 Engineers Rd.,
 Hauppauge, NY ......................... 100.0%           Fee          1968           2.3      18
85 Nicon Ct.,
 Hauppauge, NY ......................... 100.0%           Fee          1978           6.1      30
90 Oser Ave.,
 Hauppauge, NY ......................... 100.0%           Fee          1973           1.1      16
90 Plant Ave.,
 Hauppauge, NY ......................... 100.0%           Fee          1972           4.3      16
                                                                                    -----
Hauppauge Industrial Park Total ........                                            158.4
County Line Industrial Center,
 Melville Long Island
5 Hub Dr.,
 Melville, NY .......................... 100.0%           Fee          1979           6.9      20
10 Hub Dr.,
 Melville, NY .......................... 100.0%           Fee          1975           6.6      20
265 Spagnoli Rd.,
 Melville, NY .......................... 100.0%           Fee          1978           6.0      20
30 Hub Dr.,
 Melville, NY .......................... 100.0%           Fee          1976           5.1      20
                                                                                    -----
County Line Total ......................                                             24.6
Standalone Islip Long Island
135 Fell Ct.,
 Islip, NY ............................. 100.0%           Fee          1965           3.2      16
208 Blydenburgh Rd.,
 Islandia, NY .......................... 100.0%           Fee          1969           2.4      14
210 Blydenburgh Rd.,
 Islandia, NY .......................... 100.0%           Fee          1969           1.2      14
32 Windsor Pl.,
 Islip, NY ............................. 100.0%           Fee          1971           2.5      18
42 Windsor Pl.,
 Islip, NY ............................. 100.0%           Fee          1972           2.4      18
71 Hoffman Ln.,
 Islandia, NY. ......................... 100.0%           Fee          1970           5.8      16
                                                                                    -----
Islip Long Island Total ................                                             17.5
Standalone Farmingdale Long Island
70 Schmitt Blvd.,
 Farmingdale, NY ....................... 100.0%           Fee          1975           4.4      18
105 Price Parkway,
 Farmingdale, NY ....................... 100.0%           Fee          1969          12.0      26
110 Bi County Blvd.,
 Farmingdale, NY ....................... 100.0%           Fee          1984           9.5      19
                                                                                    -----
Farmingdale Long Island Total ..........                                             25.9
Standalone Melville Long Island
20 Melville Park Road,
 Melville, NY .......................... 100.0%           Fee          1965           4.0      23
45 Melville Park Drive,
 Melville, NY .......................... 100.0%           Fee          1998           4.2      24
65 Marcus Drive,
 Melville, NY .......................... 100.0%           Fee          1968           5.0      16
70 Maxess Road,
 Melville, NY .......................... 100.0%           Fee          1969           9.3      15
                                                                                    -----
Melville Long Island Total .............                                             22.5
Standalone Hauppauge Long Island
1516 Motor Pk.,
 Hauppauge, NY ......................... 100.0%           Fee          1981           7.9      24
300 Motor Pk.,
 Hauppauge, NY ......................... 100.0%           Fee          1979           4.2      14
                                                                                    -----
Hauppauge Long Island Total ............                                             12.1
Standalone Other Long Island
100 Andrews Rd.,
 Hicksville, NY ........................ 100.0%           Fee          1954          11.7      25
110 Marcus Drive,
 Huntington, NY ........................ 100.0%           Fee          1980           6.1      20
19 Nicholas Dr.,
 Yaphank, NY (3) ....................... 100.0%           Fee          1989          29.6      24
35 Engle St.,
 Hicksville, NY ........................ 100.0%        Lease (4)       1966           4.0      24
48 Harbor Pk Dr.,
 Port Washington, NY ................... 100.0%           Fee          1976           2.7      16
85 S. Service Rd.,
 Plainview, NY ......................... 100.0%           Fee          1961           1.6      14
933 Motor Parkway,
 Smithtown, NY ......................... 100.0%           Fee          1973           5.6      20
                                                                                    -----
Standalone Other Long Island Total .....                                             61.3

                                                                                                 ANNUAL
                                            RESEARCH                                              RENT    NUMBER
                                              AND        RENTABLE                   ANNUAL        PER       OF
                                          DEVELOPMENT     SQUARE      PERCENT        BASE        LEASED   TENANT
                                             FINISH        FEET        LEASED      RENT (2)     SQ. FT.   LEASES
                                         ------------- ------------ ----------- -------------- --------- -------
681 Old Willets Path,
 Hauppauge, NY .........................       10%         15,000       100.0%   $   110,634   $  7.38       1
73 Oser Ave.,
 Hauppauge, NY .........................       10%         20,000       100.0%   $   139,873   $  6.99       1
740 Old Willets Path,
 Hauppauge, NY .........................       50%         30,000       100.0%   $    29,670   $  0.99       1
80 Oser Ave.,
 Hauppauge, NY .........................       40%         19,500       100.0%   $    74,425   $  3.82       1
85 Adams Dr.,
 Hauppauge, NY .........................      100%         20,000       100.0%   $   280,000   $ 14.00       1
85 Engineers Rd.,
 Hauppauge, NY .........................        5%         40,800       100.0%   $   225,095   $  5.52       2
85 Nicon Ct.,
 Hauppauge, NY .........................       10%        104,000       100.0%   $   634,400   $  6.10       1
90 Oser Ave.,
 Hauppauge, NY .........................       40%         37,500       100.0%   $   144,375   $  3.85       1
90 Plant Ave.,
 Hauppauge, NY .........................       19%         74,915       100.0%   $   162,117   $  2.16       3
                                                        ---------       -----    -----------   -------     ---
Hauppauge Industrial Park Total ........                2,299,532        98.6%   $14,651,684   $  6.37     113
County Line Industrial Center,
 Melville Long Island
5 Hub Dr.,
 Melville, NY ..........................       47%         88,001       100.0%   $   577,634   $  6.56       2
10 Hub Dr.,
 Melville, NY ..........................       18%         95,671       100.0%   $   749,371   $  7.83       3
265 Spagnoli Rd.,
 Melville, NY ..........................       61%         85,555       100.0%   $   737,824   $  8.62       2
30 Hub Dr.,
 Melville, NY ..........................       10%         73,127       100.0%   $   516,326   $  7.06       2
                                                        ---------       -----    -----------   -------     ---
County Line Total ......................                  342,354       100.0%   $ 2,581,155   $  7.54       9
Standalone Islip Long Island
135 Fell Ct.,
 Islip, NY .............................       10%         30,124       100.0%   $   253,973   $  8.43       1
208 Blydenburgh Rd.,
 Islandia, NY ..........................       20%         24,000       100.0%   $   135,094   $  5.63       3
210 Blydenburgh Rd.,
 Islandia, NY ..........................       10%         20,000       100.0%   $   103,977   $  5.20       2
32 Windsor Pl.,
 Islip, NY .............................       10%         43,000       100.0%   $   155,887   $  3.63       1
42 Windsor Pl.,
 Islip, NY .............................       10%         65,000       100.0%   $   260,000   $  4.00       1
71 Hoffman Ln.,
 Islandia, NY. .........................       10%         30,400         0.0%   $         0   $  0.00       0
                                                        ---------       -----    -----------   -------     ---
Islip Long Island Total ................                  212,524        85.7%   $   908,932   $  4.28       8
Standalone Farmingdale Long Island
70 Schmitt Blvd.,
 Farmingdale, NY .......................       15%         76,312       100.0%   $   605,343   $  7.93       1
105 Price Parkway,
 Farmingdale, NY .......................       10%        297,000       100.0%   $ 1,517,267   $  5.11       1
110 Bi County Blvd.,
 Farmingdale, NY .......................       81%        146,696       100.0%   $ 1,441,847   $  9.83       9
                                                        ---------       -----    -----------   -------     ---
Farmingdale Long Island Total ..........                  520,008       100.0%   $ 3,564,457   $  6.85      11
Standalone Melville Long Island
20 Melville Park Road,
 Melville, NY ..........................       15%         67,922       100.0%   $   401,204   $  5.91       1
45 Melville Park Drive,
 Melville, NY ..........................       50%         40,247       100.0%   $   607,924   $ 15.10       1
65 Marcus Drive,
 Melville, NY ..........................       20%         60,000       100.0%   $   675,462   $ 11.26       1
70 Maxess Road,
 Melville, NY ..........................       40%         78,600       100.0%   $   750,300   $  9.55       1
                                                        ---------       -----    -----------   -------     ---
Melville Long Island Total .............                  246,769       100.0%   $ 2,434,889   $  9.87       4
Standalone Hauppauge Long Island
1516 Motor Pk.,
 Hauppauge, NY .........................       10%        140,000       100.0%   $   905,215   $  6.47       1
300 Motor Pk.,
 Hauppauge, NY .........................      100%         54,154        91.5%   $   912,473   $ 16.85       6
                                                        ---------       -----    -----------   -------     ---
Hauppauge Long Island Total ............                  194,154        97.6%   $ 1,817,689   $  9.36       7
Standalone Other Long Island
100 Andrews Rd.,
 Hicksville, NY ........................       10%        167,754       100.0%   $ 1,232,628   $  7.35       2
110 Marcus Drive,
 Huntington, NY ........................       40%         78,240       100.0%   $   547,418   $  7.00       1
19 Nicholas Dr.,
 Yaphank, NY (3) .......................        5%        230,000       100.0%   $ 1,391,968   $  6.05       1
35 Engle St.,
 Hicksville, NY ........................        5%        120,283       100.0%   $   631,005   $  5.25       1
48 Harbor Pk Dr.,
 Port Washington, NY ...................      100%         35,000       100.0%   $   795,675   $ 22.73       1
85 S. Service Rd.,
 Plainview, NY .........................       10%         20,000       100.0%   $   137,395   $  6.87       2
933 Motor Parkway,
 Smithtown, NY .........................       20%         48,000        50.0%   $   158,756   $  3.31       1
                                                        ---------       -----    -----------   -------     ---
Standalone Other Long Island Total .....                  699,277        96.6%   $ 4,894,845   $  7.00       9

                                                       OWNERSHIP
                                                       INTEREST
                                                        (GROUND
                                                         LEASE                     LAND    CLEARENCE
                                         PERCENTAGE   EXPIRATION       YEAR        AREA      HEIGHT
                                          OWNERSHIP    DATE) (1)   CONSTRUCTED   (ACRES)     (FEET)
                                        ------------ ------------ ------------- --------- -----------
NEW JERSEY INDUSTRIAL
Western Morris and South Plainfield
100 Forge Way,
 Rockaway, NJ ......................... 100.0%            Fee            1986        3.5      24
200 Forge Way,
 Rockaway, NJ ......................... 100.0%            Fee            1989       12.7      28
300 Forge Way,
 Rockaway, NJ ......................... 100.0%            Fee            1989        4.2      24
400 Forge Way,
 Rockaway, NJ ......................... 100.0%            Fee            1989       12.8      28
40 Cragwood Rd.,
 South Plainfield, NJ ................. 100.0%            Fee            1965       13.5      16
                                                                                   -----
W. Morris S. Plainfield Total .........                                             46.7
WESTCHESTER INDUSTRIAL
Elmsford Westchester
100 Grasslands Rd.,
 Elmsford, NY ......................... 100.0%            Fee            1964        3.6      16
500 Saw Mill Rd.,
 Elmsford, NY ......................... 100.0%            Fee            1968        7.3      22
                                                                                   -----
Elmsford Westchester Total ............                                             10.9
CONNECTICUT INDUSTRIAL
Shelton Connecticut
710 Bridgeport,
 Shelton, CT                            100.0%            Fee       1971-1979       36.1      22
                                                                                   -----
Shelton Connecticut Total .............                                             36.1
TOTAL INDUSTRIAL ......................                                            503.1


                                                                                               ANNUAL
                                           RESEARCH                                             RENT    NUMBER
                                             AND        RENTABLE                   ANNUAL       PER       OF
                                         DEVELOPMENT     SQUARE      PERCENT        BASE       LEASED   TENANT
                                            FINISH        FEET        LEASED      RENT (2)    SQ. FT.   LEASES
                                        ------------- ------------ ----------- ------------- --------- -------
NEW JERSEY INDUSTRIAL
Western Morris and South Plainfield
100 Forge Way,
 Rockaway, NJ .........................       46%         20,150       100.0%   $   175,639  $  8.72       5
200 Forge Way,
 Rockaway, NJ .........................       53%         72,118       100.0%   $   634,638  $  8.80       2
300 Forge Way,
 Rockaway, NJ .........................       63%         24,200       100.0%   $   212,550  $  8.78       2
400 Forge Way,
 Rockaway, NJ .........................       20%         73,000       100.0%   $   535,731  $  7.34       3
40 Cragwood Rd.,
 South Plainfield, NJ .................       30%        130,793        69.3%   $ 1,278,645  $  9.78       4
                                                         -------       -----    -----------  -------      --
W. Morris S. Plainfield Total .........                  320,261        87.5%   $ 2,837,203  $  8.86      16
WESTCHESTER INDUSTRIAL
Elmsford Westchester
100 Grasslands Rd.,
 Elmsford, NY .........................      100%         47,690       100.0%   $   924,818  $ 19.39       4
500 Saw Mill Rd.,
 Elmsford, NY .........................       20%         92,000       100.0%   $   920,000  $ 10.00       1
                                                         -------       -----    -----------  -------      --
Elmsford Westchester Total ............                  139,690       100.0%   $ 1,844,818  $ 13.21       5
CONNECTICUT INDUSTRIAL
Shelton Connecticut
710 Bridgeport,
 Shelton, CT                                  29%        452,414        54.3%   $ 2,032,502  $  4.49       1
                                                         -------       -----    -----------  -------      --
Shelton Connecticut Total .............                  452,414        54.3%   $ 2,032,502  $  4.49       1
TOTAL INDUSTRIAL ......................                6,716,394        94.7%   $46,913,152  $  6.98     237

----------------
(1) Calculated as the difference from the lowest beam to floor.
(2) Represents Base Rent, net of electric reimbursement, of signed leases at December 31, 2002 adjusted for scheduled contractual increases during the 12 months ending December 31, 2003. Total Base Rent for these purposes reflects the effect of any lease expirations that occur during the 12 month period ending December 31, 2003. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.
(3) The actual fee interest is currently held by the Town of Brookhaven Industrial Development Agency. The Company may acquire such fee interest by making a nominal payment to the Town of Brookhaven Industrial Development Agency.
(4) The Company has entered into a 20 year lease agreement in which it has the right to sublease the premises.


RETAIL PROPERTIES

     As of December 31, 2002, the Company owned two free-standing retail properties encompassing approximately 10,000 square feet each located in Great Neck and Huntington, New York. One of these properties is fully leased and one property is approximately 70% leased.


DEVELOPMENTS IN PROGRESS

     As of December 31, 2002, the Company had invested approximately $121.2 million in developments in progress. This amount includes approximately $5.4 million relating to a development currently under construction which when completed will encompass approximately 71,000 square feet of new industrial / R&D space. In addition, the Company has invested approximately $115.8 million relating to 13 remaining parcels of land which it can develop approximately 3.6 million square feet of office and industrial / R&D space.

     In February 2003, the Company, through Reckson Construction Group Inc., entered into a contract to sell a 19.3-acre development parcel located in Melville, New York. In addition, Reckson Construction Group, Inc., has been retained by the purchaser to develop a 195,000 square foot build-to-suit office building on this development parcel.


THE OPTION PROPERTIES

     In connection with the IPO, the Company was granted ten-year options to acquire ten properties (the "Option Properties") which are either owned by certain Rechler family members who are also executive officers of the Company, or in which the Rechler family members own a non-controlling minority interest at a price based upon an agreed upon formula. In years prior to 2001, one of these properties was sold by the Rechler family members to a third party and four of these properties were acquired by the Company for an aggregate purchase price of approximately $35 million, which included the issuance of approximately 475,000 OP Units valued at approximately $8.8 million.

     Currently, certain Rechler family members retain their equity interests in the five remaining Option Properties (the "Remaining Option Properties") which were not contributed to the Company as part of the IPO. Such options provide the Company the right to acquire fee interest in two of the Remaining Option Properties and the Rechlers' minority interests in three Remaining Option Properties. The Independent Directors of the Company's Board of Directors are currently reviewing whether the Company should exercise one or more of the options relating to the Remaining Option Properties.


HISTORICAL NON-INCREMENTAL REVENUE-GENERATING CAPITAL EXPENDITURES, TENANT IMPROVEMENT COSTS AND LEASING COMMISSIONS

     The following table sets forth annual and per square foot non-incremental revenue-generating capital expenditures in which the Company paid or accrued, during the respective periods, to retain revenues attributable to existing leased space for the years ended 1998 through 2002 for the Company's office and industrial/R&D properties other than One Orlando Center in Orlando, FL.:


NON-INCREMENTAL REVENUE
GENERATING
 CAPITAL EXPENDITURES                 1998            1999            2000            2001            2002
                                      ----            ----            ----            ----            ----
 Suburban Office Properties
   Total ......................   $ 2,004,976     $ 2,298,899     $ 3,289,116     $ 4,606,069     $ 5,283,674
   Per square foot ............   $      0.23     $      0.23     $      0.33     $      0.45     $      0.53
 NYC Office Properties
   Total ......................       N/A             N/A         $   946,718     $ 1,584,501     $ 1,939,111
   Per square foot ............       N/A             N/A         $      0.38     $      0.45     $      0.56
 Industrial/R&D Properties.....
   Total ......................   $ 1,205,266     $ 1,048,688     $   813,431     $   711,666     $ 1,881,627
   Per square foot ............   $      0.12     $      0.11     $      0.11     $      0.11     $      0.28


     The following table sets forth annual and per square foot non-incremental revenue-generating tenant improvement costs and leasing commissions in which the Company committed to perform, during the respective periods, to retain revenues attributable to existing leased space for the years 1998 through 2002 for the Company's office and industrial/R&D properties other than One Orlando Center in Orlando, FL.:


NON-INCREMENTAL REVENUE
 GENERATING TENANT                                                            COMMITTED
 IMPROVEMENT COSTS AND                 ---------------------------------------------------------------------------------------
 LEASING COMMISSIONS                        1998               1999              2000              2001              2002
                                       ---------------   ---------------   ---------------   ---------------   ---------------
Long Island Office Properties
 Annual Tenant
   Improvement Costs ..............     $ 1,140,251       $ 1,009,357       $ 2,853,706       $ 2,722,457       $ 1,917,466
 Per square foot improved .........     $      3.98       $      4.73       $      6.99       $      8.47       $      7.81
 Annual Leasing
   Commissions ....................     $   418,191       $   551,762       $ 2,208,604       $ 1,444,412       $ 1,026,970
 Per square foot leased ...........     $      1.46       $      2.59       $      4.96       $      4.49       $      4.18
 Total per square foot ............     $      5.44       $      7.32       $     11.95       $     12.96       $     11.99


                                                                            COMMITTED
                                      -------------------------------------------------------------------------------------
                                           1998             1999              2000              2001              2002
                                      -------------   ---------------   ---------------   ---------------   ---------------
Westchester Office Properties
 Annual Tenant
   Improvement Costs ..............     $ 711,160       $ 1,316,611       $ 1,860,027       $ 2,584,728       $ 6,391,589(1)
 Per square foot improved .........     $    4.45       $      5.62       $      5.72       $      5.91       $     15.05
 Annual Leasing
   Commissions ....................     $ 286,150       $   457,730       $   412,226       $ 1,263,012       $ 1,975,850(1)
 Per square foot leased ...........     $    1.79       $      1.96       $      3.00       $      2.89       $      4.65
 Total per square foot ............     $    6.24       $      7.58       $      8.72       $      8.80       $     19.70
Connecticut Office Properties
 Annual Tenant
   Improvement Costs ..............     $ 202,880       $   179,043       $   385,531       $   213,909       $   491,435
 Per square foot improved .........     $    5.92       $      4.88       $      4.19       $      1.46       $      3.81
 Annual Leasing
   Commissions ....................     $ 151,063       $   110,252       $   453,435       $   209,322       $   307,023
 Per square foot leased ...........     $    4.41       $      3.00       $      4.92       $      1.43       $      2.38
 Total per square foot ............     $   10.33       $      7.88       $      9.11       $      2.89       $      6.19
New Jersey Office Properties
 Annual Tenant
   Improvement Costs ..............     $ 654,877       $   454,054       $ 1,580,323       $ 1,146,385       $ 2,842,521
 Per square foot improved .........     $    3.78       $      2.29       $      6.71       $      2.92       $     10.76
 Annual Leasing
   Commissions ....................     $ 396,127       $   787,065       $ 1,031,950       $ 1,602,962       $ 1,037,012
 Per square foot leased ...........     $    2.08       $      3.96       $      4.44       $      4.08       $      3.92
 Total per square foot ............     $    5.86       $      6.25       $     11.15       $      7.00       $     14.68
New York Office Properties
 Annual Tenant
   Improvement Costs ..............        N/A              N/A           $    65,267       $   788,930       $ 4,350,106
 Per square foot improved .........        N/A              N/A           $      1.79       $     15.69       $     18.39
 Annual Leasing
   Commissions ....................        N/A              N/A           $   418,185       $ 1,098,829       $ 2,019,837
 Per square foot leased ...........        N/A              N/A           $     11.50       $     21.86       $      8.54
 Total per square foot ............        N/A              N/A           $     13.29       $     37.55       $     26.93
Industrial/R&D Properties
 Annual Tenant
   Improvement Costs ..............     $ 283,842       $   375,646       $   650,216       $ 1,366,488       $ 1,850,812
 Per square foot improved .........     $    0.76       $      0.25       $      0.95       $      1.65       $      1.97
 Annual Leasing
   Commissions ....................     $ 200,154       $   835,108       $   436,506       $   354,572       $   890,688
 Per square foot leased ...........     $    0.44       $      0.56       $      0.64       $      0.43       $      0.95
 Total per square foot ............     $    1.20       $      0.81       $      1.59       $      2.08       $      2.92


     As noted, incremental revenue-generating tenant improvement costs and leasing commissions are excluded from the tables set forth above. The historical capital expenditures, tenant improvement costs and leasing commissions set forth above are not necessarily indicative of future non-incremental revenue-generating capital expenditures or non-incremental revenue-generating tenant improvement costs and leasing commissions that may be incurred to retain revenues on leased space.

(1) Excludes tenant improvements and leasing commissions related to a 163,880 square foot leasing transaction with Fuji Photo Film U.S.A. Leasing commissions on this transaction amounted to $5.33 per square foot and tenant improvement allowance amounted to $40.88 per square foot.

     The following table sets forth the Company's components of its paid or accrued non-incremental and incremental revenue-generating capital expenditures, tenant improvements and leasing costs for the year ended December 31, 2002 as reported on its Statements of Cash Flows - Investment Activities contained in its consolidated financial statements (in thousands):



    Capital expenditures:
      Non-incremental ......................................  $  9,104
      Incremental ..........................................     7,911
    Tenant improvements:
      Non-incremental ......................................    20,973
      Incremental ..........................................    10,064
                                                              --------
    Additions to commercial real estate properties .........  $ 48,052
                                                              ========
    Leasing costs:
      Non-incremental ......................................  $ 10,483
      Incremental ..........................................     5,931
                                                              --------
    Payment of deferred leasing costs ......................  $ 16,414
                                                              ========
    Acquisition and development costs ......................  $ 41,896
                                                              ========


     The following table sets forth the Company's schedule of its top 25 tenants based on base rental revenue as of December 31, 2002:


                                                                         PERCENT OF PRO-RATA   PERCENT OF CONSOLIDATED
                                                              TOTAL      SHARE OF ANNUALIZED       ANNUALIZED BASE
TENANT NAME (1)                           TENANT TYPE      SQUARE FEET   BASE RENTAL REVENUE       RENTAL REVENUE
------------------------------------- ------------------- ------------- --------------------- ------------------------
* Debevoise & Plimpton ..............        Office          465,420              3.3%                   5.6%
* American Express ..................        Office          238,342              2.0%                   1.8%
* WorldCom/MCI ......................        Office          335,242              1.8%                   1.7%
Bell Atlantic .......................        Office          210,426              1.6%                   1.4%
* Schulte Roth & Zabel ..............        Office          238,052              1.4%                   2.4%
* HQ Global .........................  Office/Industrial     201,900              1.2%                   1.5%
United Distillers ...................        Office          137,918              1.1%                   1.0%
T.D. Waterhouse .....................        Office          139,211              1.1%                   0.9%
* Prudential ........................        Office          127,153              0.9%                   0.9%
* Banque Nationale De Paris .........        Office          145,834              0.9%                   1.5%
* Kramer Levin Nessen Kamin .........        Office          158,144              0.9%                   1.5%
Vytra Healthcare ....................        Office          105,613              0.8%                   0.7%
P.R. Newswire Associates ............        Office           67,000              0.8%                   0.7%
Hoffmann-La Roche Inc. ..............        Office          120,736              0.7%                   0.6%
D.E. Shaw ...........................        Office           89,526              0.7%                   0.6%
Heller Ehrman White .................        Office           64,526              0.7%                   0.6%
* State Farm ........................  Office/Industrial     164,175              0.7%                   1.0%
EMI Entertainment World .............        Office           65,844              0.7%                   0.6%
Laboratory Corp. of America .........        Office          108,000              0.7%                   0.6%
Estee Lauder ........................      Industrial        374,578              0.7%                   0.6%
* Draft Worldwide, Inc. .............        Office          124,008              0.7%                   1.2%
Practicing Law Institute ............        Office           62,000              0.7%                   0.6%
Lockheed Martin Corp. ...............        Office          123,554              0.7%                   0.6%
Towers Perrin Foster ................        Office           88,233              0.6%                   0.6%
Radianz (Reuters) ...................        Office          130,009              0.6%                   0.5%

----------------
(1) Ranked by pro rata share of annualized base rental revenue adjusted for pro rate share of joint venture interests and to reflect WorldCom/MCI leases rejected to date.
 * Part or all of space occupied by tenant is in a 51% or more owned joint venture building.

     The following table sets forth the Company's lease expiration table, as of January 1, 2003 for its Total Portfolio of properties, its Office Portfolio and its Industrial/R&D portfolio:


                              TOTAL PORTFOLIO (A)


                                    NUMBER OF       SQUARE       % OF TOTAL       CUMULATIVE
YEAR OF                               LEASES         FEET         PORTFOLIO       % OF TOTAL
EXPIRATION                           EXPIRING      EXPIRING         SQ FT       PORTFOLIO SQ FT
--------------------------------   -----------   ------------   ------------   ----------------
2003 ...........................        159       1,533,361          7.6%             7.6%
2004 ...........................        192       1,622,196          8.0%            15.6%
2005 ...........................        244       2,460,052         12.1%            27.7%
2006 ...........................        223       2,649,790         13.1%            40.7%
2007 ...........................        142       1,619,006          8.0%            48.7%
2008 ...........................         98       1,420,922          7.0%            55.7%
2009 and thereafter ............        276       7,963,703         39.4%            95.0%
                                      -----      ----------         ----             ----
Total/Weighted Average .........      1,334      19,269,030         95.0%              --
                                      =====      ==========         ====             ====
Total Portfolio Square Feet                      20,283,964

                             OFFICE PORTFOLIO (A)


                                      NUMBER OF       SQUARE       % OF TOTAL       CUMULATIVE
YEAR OF                                 LEASES         FEET          OFFICE         % OF TOTAL
EXPIRATION                             EXPIRING      EXPIRING         SQ FT       PORTFOLIO SQ FT
----------------------------------   -----------   ------------   ------------   ----------------
2003 .............................        139       1,064,852          7.9%             7.9%
2004 .............................        151       1,012,551          7.5%            15.3%
2005 .............................        211       1,804,599         13.3%            28.7%
2006 .............................        170       1,647,446         12.2%            40.8%
2007 .............................        110       1,255,054          9.3%            50.1%
2008 .............................         69         766,199          5.7%            55.7%
2009 and thereafter ..............        227       5,339,943         39.4%            95.2%
                                        -----       ---------         ----             ----
Total/Weighted Average ...........      1,077      12,890,644         95.2%              --
                                        =====      ==========         ====             ====
Total Office Portfolio Square Feet                 13,549,033

                           INDUSTRIAL/R&D PORTFOLIO


                                              NUMBER OF       SQUARE         % OF TOTAL         CUMULATIVE
YEAR OF                                         LEASES         FEET        INDUSTRIAL/R&D       % OF TOTAL
EXPIRATION                                     EXPIRING      EXPIRING           SQ FT         PORTFOLIO SQ FT
------------------------------------------   -----------   ------------   ----------------   ----------------
2003 .....................................        20          468,509            7.0%               7.0%
2004 .....................................        41          609,645            9.1%              16.0%
2005 .....................................        33          655,453            9.7%              25.7%
2006 .....................................        53        1,002,344           14.9%              40.6%
2007 .....................................        32          363,952            5.4%              46.0%
2008 .....................................        29          654,723            9.7%              55.7%
2009 and thereafter ......................        49        2,623,760           39.0%              94.7%
                                                 ---        ---------           ----               ----
Total/Weighted Average ...................       257        6,378,386           94.7%                --
                                                 ===        =========           ====               ====
Total Industrial/R&D Portfolio Square Feet                  6,734,931

(a) Excludes the 355,000 square foot office property located in Orlando, Florida and three leases aggregating approximately 192,000 square feet, occupied by WorldCom which were rejected by WorldCom in February 2003, pursuant to their bankruptcy proceedings.

MORTGAGE INDEBTEDNESS

     The following table sets forth certain information regarding the mortgage debt of the Company, as of December 31, 2002.


                                                             PRINCIPAL
                                                               AMOUNT                                             AMORTIZATION
PROPERTY                                                    OUTSTANDING      INTEREST RATE      MATURITY DATE       SCHEDULE
--------                                                  --------------- ------------------ ------------------- -------------
                                                           (IN THOUSANDS)
80 Orville Drive, Islip, NY .............................    $   2,616        10.10%         February 1, 2004    (3)
395 North Service Road, Melville, NY ....................       19,709         6.45%         October 26, 2005    (2)
200 Summit Lake Drive, Valhalla, NY .....................       19,373         9.25%         January 1, 2006     25 year
1350 Avenue of the Americas, NY, NY .....................       74,631         6.52%         June 1, 2006        30 year
Landmark Square, Stamford, CT (5) .......................       45,090         8.02%         October 7, 2006     25 year
100 Summit Lake Drive, Valhalla, NY .....................       19,101         8.50%         April 1, 2007       15 year
333 Earl Ovington Blvd., Mitchell Field, NY (1) .........       53,864         7.72%         August 14, 2007     25 year
810 7th Avenue, NY, NY ..................................       82,854         7.73%         August 1, 2009      25 year
100 Wall Street, NY, NY .................................       35,904         7.73%         August 1, 2009      25 year
6800 Jericho Turnpike, Syosset, NY ......................        7,348         8.07%         July 1, 2010        25 year
6900 Jericho Turnpike, Syosset, NY ......................       13,922         8.07%         July 1, 2010        25 year
580 White Plains Road, Tarrytown, NY ....................       12,685         7.86%         September 1, 2010   25 year
919 3rd Avenue, NY, NY (6) ..............................      246,651         6.867%        August 1, 2011      30 year
110 Bi-County Blvd., Farmingdale, NY. ...................        3,635         9.125%        November 30, 2012   20 year
120 West 45th Street, NY, NY ............................       38,366         6.82%(4)      November 1, 2027    28 year
One Orlando Center, Orlando, FL .........................       64,263         6.82%(4)      November 1, 2027    28 year
                                                             ---------
Total / Weighted average ................................    $ 740,012         7.26%
                                                             =========

----------------
(1) The Company has a 60% general partnership interest in this property and its proportionate share of the aggregate principal amount of the mortgage debt is approximately $32.3 million.

(2) Principal payments of $34,000 per month.

(3) Interest only.

(4) Subject to interest rate adjustment on November 1, 2004 to the greater of 8.82% per annum or the yield of noncallable U.S. Treasury obligations with a term of fifteen years plus 2% per annum.

(5) Encompasses six Class A office properties.

(6) The Company has a 51% membership interest in this property and its proportionate share of the aggregate principal amount of the mortgage debt is approximately $125.8 million.


     In addition, the Company has a 60% interest in an unconsolidated joint venture property. The Company's pro-rata share of the mortgage debt at December 31, 2002 is approximately $7.5 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2002.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


CLASS A COMMON STOCK

     The Company's Class A common stock began trading on the New York Stock Exchange ("NYSE") on May 25, 1995, under the symbol "RA". On March 13, 2003, the reported closing price per share of the Company's Class A common stock on the NYSE was $18.00, and there were approximately 572 holders of record of the Company's Class A common stock.

     The following table sets forth the quarterly high and low closing prices per share of the Company's Class A common stock as reported on the NYSE and the distributions paid by the Company for each respective quarter ended.



                                         HIGH          LOW        DISTRIBUTION
                                     -----------   -----------   ---------------
     March 31, 2001 ..............     $ 25.88       $ 21.90       $  .3860
     June 30, 2001 ...............     $ 23.90       $ 21.14       $  .4246 (1)
     September 30, 2001 ..........     $ 24.15       $ 21.90       $  .4246
     December 31, 2001 ...........     $ 24.46       $ 22.15       $  .4246

     March 31, 2002 ..............     $ 24.68       $ 22.54       $  .4246
     June 30, 2002 ...............     $ 26.00       $ 24.18       $  .4246
     September 30, 2002 ..........     $ 24.92       $ 21.08       $  .4246
     December 31, 2002 ...........     $ 22.95       $ 20.10       $  .4246

(1) Commencing with the distribution for the quarter ending June 30, 2001, the Board of Directors of the Company increased the quarterly distribution to $.4246 per share, which is equivalent to an annual distribution of $1.6984 per share.


CLASS B COMMON STOCK

     The Company's Class B common stock began trading on the NYSE on May 25, 1999 under the symbol "RA.B". On March 13, 2003, the reported closing price per share of the Company's Class B common stock on the NYSE was $18.46, and there were approximately 57 holders of record of the Company's Class B common stock.

     The following table sets forth the quarterly high and low closing prices per share of the Company's Class B common stock as reported on the NYSE and the distributions paid by the Company for each respective quarter ended.


                                        HIGH          LOW         DISTRIBUTION
                                     -----------   -----------   ---------------
     March 31, 2001 ..............     $ 27.50       $ 22.90       $  .6000
     June 30, 2001 ...............     $ 25.00       $ 22.40       $  .6164 (1)
     September 30, 2001 ..........     $ 25.60       $ 23.29       $  .6492
     December 31, 2001 ...........     $ 25.76       $ 23.55       $  .6492

     March 31, 2002 ..............     $ 25.76       $ 23.86       $  .6492
     June 30, 2002 ...............     $ 27.07       $ 25.30       $  .6485 (2)
     September 30, 2002 ..........     $ 25.95       $ 22.30       $  .6471
     December 31, 2002 ...........     $ 23.88       $ 20.70       $  .6471

(1) Commencing with the distribution for the three month period ended July 31, 2001, the Board of Directors of the Company increased the quarterly distribution to $.6492 per share, which is equivalent to an annual distribution of $2.5968 per share.

(2) Commencing with the distribution for the three month period ended July 31, 2002, the Board of Directors of the Company decreased the quarterly distribution to $.6471 per share, which is equivalent to an annual distribution of $2.5884 per share.

     The following table sets forth the Company's stock option plan information at December 31, 2002:


                                                            (A)                    (B)                     (C)
                                                  ---------------------- ---------------------- -------------------------
                                                                                                   NUMBER OF SECURITIES
                                                                                                   REMAINING AVAILABLE
                                                   NUMBER OF SECURITIES                            FOR FUTURE ISSUANCE
                                                     TO BE ISSUED UPON      WEIGHTED-AVERAGE           UNDER EQUITY
                                                        EXERCISE OF         EXERCISE PRICE OF       COMPENSATION PLANS
                                                   OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,    (EXCLUDING SECURITIES
PLAN CATEGORY                                       WARRANTS AND RIGHTS    WARRANTS AND RIGHTS   REFLECTED IN COLUMN (A))
-------------                                     ---------------------- ---------------------- -------------------------
Stock option plans approved by security holders .        5,051,604              $  23.41                1,523,858 (1)
                                                                                ========
Stock option plan not approved by security
 holders ........................................          113,250              $  23.89                  155,496 (2)
                                                         ---------              ========                ---------
Total ...........................................        5,164,854              $  23.42                1,679,354
                                                         =========              ========                =========

(1) Includes 1,384,102 shares available in connection with the core component of the Company's 2003 long-term incentive program. Some or all of the remaining shares may also be utilized for payments of the special component of such plan. Such special component will be determined after December 31, 2006 based upon the Company's performance over the prior four years. (see Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources - Other Matters).

(2) Includes information relating to the Company's 1996 Employee Stock Option Plan.


THE 1996 EMPLOYEE STOCK OPTION PLAN (THE "1996 PLAN")

     The 1996 Plan was adopted by the Board of Directors of the Company on November 7, 1996, and provides for the grant of awards of up to an aggregate of 200,000 shares of Class A common stock. The 1996 Plan is administered by the Compensation Committee. Existing officers and directors of the Company are not eligible to participate in the 1996 Plan. The 1996 Plan authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of "nonqualified" stock options, (iii) the grant of shares of Class A common stock subject to certain restrictions on transfer and certain risks of forfeiture and (iv) grants of unrestricted shares of Class A common stock. The exercise price of stock options is determined by the Compensation Committee, but may not be less than 100% of the fair market value of the shares of Class A common stock on the date of grant. In any calendar year, a person eligible for awards under the 1996 Plan may not be granted options covering more than 75,000 shares of Class A common stock. The 1996 Plan shall terminate 10 years after its effective date. Additional information related to the 1996 Plan is set forth in the Company's consolidated financial statements and the notes thereto that are part of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA


                        RECKSON ASSOCIATES REALTY CORP.
                            SELECTED FINANCIAL DATA
            (in thousands except per share data and property count)


                                                                   FOR THE YEAR ENDED DECEMBER
                                                                               31,
                                                                   ---------------------------
                                                                        2002          2001
                                                                   -------------- ------------
OPERATING DATA:
Total revenues ...................................................   $  506,092    $ 514,646
Total expenses ...................................................      407,545      393,022
Income before minority interests, preferred dividends and
 distributions, valuation reserves, equity in earnings of real estate joint ventures and service companies, gain on sales of
 real estate, discontinued operations and extraordinary loss .....       98,547      121,624
Minority interests ...............................................       24,968       10,097
Preferred dividends and distributions ............................       23,123       23,977
Valuation reserves on investments in affiliate loans and joint
 ventures and other investments ..................................           --      166,101
Equity in earnings of real estate joint ventures and service
 companies .......................................................        1,113        2,087
Gain on sales of real estate .....................................          537       20,173
Discontinued operations (net of minority interests' share) .......        4,762        1,019
Extraordinary loss (net of minority interests' share) ............        2,335        2,595
Net income (loss) allocable to Class A common shareholders .......       41,604      (44,243)
Net income (loss) allocable to Class B common shareholders .......       12,929      (13,624)
PER SHARE DATA - CLASS A COMMON SHAREHOLDERS:
Basic:
 Basic net income (loss) before extraordinary loss ...............   $      .79    $   (1.19)
 Gain on sales or real estate ....................................          .01          .29
 Discontinued operations .........................................          .07          .02
 Extraordinary loss ..............................................         (.03)        (.04)
 Basic net income (loss) .........................................   $      .84    $    (.92)
 Weighted average shares outstanding .............................       49,669       48,121
 Cash Dividends declared .........................................   $     1.70    $    1.66
Diluted:
 Diluted net income (loss) before extraordinary loss .............   $      .79    $   (1.19)
 Gain on sales or real estate ....................................          .01          .29
 Discontinued operations .........................................          .07          .02
 Extraordinary loss ..............................................         (.04)        (.04)
 Diluted net income (loss) .......................................   $      .83    $    (.92)
 Diluted weighted average shares outstanding .....................       49,968       48,121
PER SHARE DATA - CLASS B COMMON SHAREHOLDERS:
Basic:
 Basic net income (loss) before extraordinary loss ...............   $     1.21    $   (1.70)
 Gain on sales or real estate ....................................          .01          .42
 Discontinued operations .........................................          .11          .02
 Extraordinary loss ..............................................         (.05)        (.06)
 Basic net Income (loss) .........................................   $     1.28    $   (1.32)
 Weighted average shares outstanding .............................       10,122       10,284
 Cash Dividends declared .........................................   $     2.59    $    2.55
Diluted:
 Diluted net income (loss) before extraordinary loss .............   $      .92    $   (1.70)
 Gain on sales or real estate ....................................           --          .42
 Discontinued operations .........................................          .02          .02
 Extraordinary loss ..............................................         (.04)        (.06)
 Diluted net income (loss) .......................................   $      .90    $   (1.32)
 Diluted weighted average shares outstanding .....................       10,122       10,284



                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------------
                                                                        2000           1999           1998
                                                                   -------------- -------------- --------------
OPERATING DATA:
Total revenues ...................................................   $  483,298     $  387,664     $  261,327
Total expenses ...................................................      371,426        297,131        199,967
Income before minority interests, preferred dividends and
 distributions, valuation reserves, equity in earnings of real estate joint ventures and service companies, gain on sales of
 real estate, discontinued operations and extraordinary loss .....      111,872         90,533         61,360
Minority interests ...............................................       20,694         16,035         10,467
Preferred dividends and distributions ............................       28,012         27,001         14,244
Valuation reserves on investments in affiliate loans and joint
 ventures and other investments ..................................           --             --             --
Equity in earnings of real estate joint ventures and service
 companies .......................................................        4,383          2,148          1,836
Gain on sales of real estate .....................................       18,669         10,052             --
Discontinued operations (net of minority interests' share) .......        1,208          1,135          1,080
Extraordinary loss (net of minority interests' share) ............        1,396            555          1,670
Net income (loss) allocable to Class A common shareholders .......       62,989         47,529         37,895
Net income (loss) allocable to Class B common shareholders .......       23,041         12,748             --
PER SHARE DATA - CLASS A COMMON SHAREHOLDERS:
Basic:
 Basic net income (loss) before extraordinary loss ...............   $     1.19     $     1.00     $      .97
 Gain on sales or real estate ....................................          .28            .17             --
 Discontinued operations .........................................          .02            .02            .03
 Extraordinary loss ..............................................         (.03)          (.01)          (.04)
 Basic net income (loss) .........................................   $     1.46     $     1.18     $     0.96
 Weighted average shares outstanding .............................       43,070         40,270         39,473
 Cash Dividends declared .........................................   $     1.53     $     1.45     $     1.33
Diluted:
 Diluted net income (loss) before extraordinary loss .............   $     1.17     $      .99     $      .96
 Gain on sales or real estate ....................................          .28            .17             --
 Discontinued operations .........................................          .02            .02            .03
 Extraordinary loss ..............................................         (.02)          (.01)          (.04)
 Diluted net income (loss) .......................................   $     1.45     $     1.17     $      .95
 Diluted weighted average shares outstanding .....................       43,545         40,676         40,010
PER SHARE DATA - CLASS B COMMON SHAREHOLDERS:
Basic:
 Basic net income (loss) before extraordinary loss ...............   $     1.82     $     1.60     $       --
 Gain on sales or real estate ....................................          .43            .27             --
 Discontinued operations .........................................          .03            .04             --
 Extraordinary loss ..............................................         (.04)          (.02)            --
 Basic net Income (loss) .........................................   $     2.24     $     1.89     $       --
 Weighted average shares outstanding .............................       10,284          6,744             --
 Cash Dividends declared .........................................   $     2.35     $     1.54     $       --
Diluted:
 Diluted net income (loss) before extraordinary loss .............   $     1.54     $     1.24     $       --
 Gain on sales or real estate ....................................          .07            .03             --
 Discontinued operations .........................................          .01             --             --
 Extraordinary loss ..............................................         (.03)          (.01)            --
 Diluted net income (loss) .......................................   $     1.59     $     1.26     $       --
 Diluted weighted average shares outstanding .....................       10,284          6,744             --

                        RECKSON ASSOCIATES REALTY CORP.
                       SELECTED FINANCIAL DATA--CONTINUED
            (in thousands except per share data and property count)


                                                            FOR THE YEAR ENDED DECEMBER
                                                                        31,
                                                           -----------------------------
                                                                2002           2001
                                                           -------------- --------------
BALANCE SHEET DATA (PERIOD END):
Commercial real estate properties, before accumulated
 depreciation ............................................  $ 2,954,527    $ 2,880,879
Cash and cash equivalents (4) ............................       30,827        121,975
Total assets .............................................    2,907,920      2,994,218
Mortgage notes payable ...................................      740,012        751,077
Unsecured credit facility (4) ............................      267,000        271,600
Unsecured term loan ......................................           --             --
Senior unsecured notes ...................................      499,305        449,463
Market value of equity (1) ...............................    1,681,372      1,915,587
Total market capitalization including debt (1 and 2) .....    3,052,818      3,251,599
OTHER DATA:
Funds from operations (basic) (3) ........................  $   161,023    $   179,687
Funds from operations (diluted) (3) ......................  $   184,146    $   206,288
Total square feet (at end of period) .....................       20,284         20,611
Number of properties (at end of period) ..................          178            182



                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------
                                                                2000           1999           1998
                                                           -------------- -------------- --------------
BALANCE SHEET DATA (PERIOD END):
Commercial real estate properties, before accumulated
 depreciation ............................................  $ 2,770,607    $ 2,208,399    $ 1,737,133
Cash and cash equivalents (4) ............................       17,843         21,368          2,349
Total assets .............................................    2,998,030      2,733,878      1,854,816
Mortgage notes payable ...................................      728,971        459,174        253,463
Unsecured credit facility (4) ............................      216,600        297,600        465,850
Unsecured term loan ......................................           --         75,000         20,000
Senior unsecured notes ...................................      449,385        449,313        150,000
Market value of equity (1) ...............................    2,016,390      1,726,845      1,332,882
Total market capitalization including debt (1 and 2) .....    3,397,204      2,993,756      2,199,936
OTHER DATA:
Funds from operations (basic) (3) ........................  $   167,782    $   130,820    $    97,697
Funds from operations (diluted) (3) ......................  $   202,169    $   161,681    $    99,450
Total square feet (at end of period) .....................       21,291         21,385         21,000
Number of properties (at end of period) ..................          188            189            204

(1) Based on the sum of: (i) the market value of the Company's Class A common stock and operating partnership units (assuming conversion) of 55,522,307, 57,469,595, 53,046,928, 48,076,648 and 47,800,049 at December 31, 2002,
    2001, 2000, 1999 and 1998, respectively (based on a per share/unit price of $21.05, $23.36, $25.06, $20.50 and $22.19 at December 31, 2002, 2001,
    2000, 1999 and 1998, respectively), (ii) the market value of the Company's Class B common stock of 9,915,313, 10,283,513, 10,283,513 and 10,283,763 shares at December 31, 2002, 2001, 2000 and 1999, respectively (based on a per share price of $22.40, $25.51, $27.19 and $22.75 at December 31, 2002,
    2001, 2000 and 1999, respectively), (iii) the liquidation preference value of 10,834,500, 11,192,000, 11,192,000 and 15,192,000 shares of the
    Company's preferred stock at December 31, 2002, 2001, 2000 and 1999, respectively (based on a per share value of $25.00), (iv) the liquidation preference value of 19,662, 30,965, 42,518 and 42,518 of the operating partnership's preferred units at December 31, 2002, 2001, 2000 and 1999, respectively (based on a per unit value of $1,000) and (v) at December 31, 2000 and December 31, 1999, the contributed value of a minority partners' preferred interest of $85 million.

(2) Debt amount is net of minority partners' proportionate share of joint venture debt plus the Company's share of unconsolidated joint venture debt.

(3) Management believes that funds from operations ("FFO") is an appropriate measure of performance of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss, excluding gains or losses from debt restructuring and sales of properties plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with Generally Accepted Accounting Principles and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. FFO for the year ended December 31, 2001 excludes $163 million of valuation reserves on investments in affiliate loans and joint ventures. Since all companies and analysts do not calculate FFO in a similar fashion, the Company's calculation of FFO may not be comparable to similarly titled measures as reported by other companies.

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

     The Company considers certain statements set forth herein to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Company's expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the timing and success of acquisitions and the completion of development or redevelopment of properties, the financing of the Company's operations, the ability to lease vacant space and the ability to renew or relet space under expiring leases, involve risks and uncertainties. Many of the forward-looking statements can be identifed by the use of words such as "believes", "may", "expects", "anticipates", "intends" or similar expressions. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Company can give no assurance that its expectation will be achieved. Among those risks, trends and uncertainties are: the general economic climate, including the conditions affecting industries in which our principal tenants compete; changes in the supply of and demand for office and industrial / R&D properties in the New York Tri-State area; changes in interest rate levels; downturns in rental rate levels in our markets and our ability to lease or re-lease space in a timely manner at current or anticipated rental rate levels; the availability of financing to us or our tenants; financial condition of our tenants; changes in operating costs, including utility, security and insurance costs; repayment of debt owed to the Company by third parties (including FrontLine Capital Group); risks associated with joint ventures; liability for uninsured losses or environmental matters; and other risks associated with the development and acquisition of properties, including risks that development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's current operating and development plans and estimates. These plans and estimates are subject to revisions from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.


CRITICAL ACCOUNTING POLICIES

The consolidated financial statements of the Company include accounts of the Company and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the Company's consolidated financial statements and related notes. In preparing these financial statements, management has utilized information available including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements may not materialize. However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Company's results of operations to those of companies in similar businesses.


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

     Gain on sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale and the Company having no substantial continuing involvement with the buyer.

Real Estate

Land, buildings and improvements, furniture, fixtures and equipment are recorded at cost. Tenant improvements, which are included in buildings and improvements, are also stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Renovations and / or replacements, which improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.

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

     The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Company's net income, because taking an impairment results in an immediate negative adjustment to net income. In determining impairment, if any, the Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets".

Stock-Based Compensation

Effective January 1, 2002 the Company has elected to follow FASB Statement No. 123, "Accounting for Stock Based Compensation" ("Statement No. 123"). Statement No. 123 requires the use of option valuation models which determine the fair value of the option on the date of the grant. All future employee stock option grants will be expensed over the options' vesting periods based on the fair value at the date of the grant in accordance with Statement No. 123. The Company expects minimal financial impact from the adoption of Statement No.
123. To determine the fair value of the stock options granted, the Company uses a Black-Scholes option pricing model. Historically, the Company had applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans and reported pro forma disclosures in its Form 10-K filings by estimating the fair value of options issued and the related expense in accordance with Statement No. 123. Accordingly, no compensation cost had been recognized for its stock option plans prior to the Company's adoption of Statement No. 123.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("Statement No. 148"). Statement No. 148 amends Statement No. 123 to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. Statement No. 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28. "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements.


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

     In connection with the IPO, the Company was granted ten year options to acquire ten properties (the "Option Properties") which are either owned by certain Rechler family members who are also executive officers of the Company, or in which the Rechler family members own a non-controlling minority interest at a price based upon an agreed upon formula. In years prior to 2001, one Option Property was sold by the Rechler family members to a third party and four of the Option Properties were acquired by the Company for an aggregate purchase price of approximately $35 million, which included the issuance of approximately 475,000 OP Units valued at approximately $8.8 million. Currently, certain Rechler family members retain their equity interests in the five remaining Option Properties (the "Remaining Option Properties") which were not contributed to the Company as part of the IPO. Such options provide the Company the right to acquire fee interest in two of the Remaining Option Properties and the Rechlers' minority interests in three Remaining Option Properties. The Independent Directors are currently reviewing whether the Company should exercise one or more of the options relating to the Remaining Option Properties.

     The Company conducts its management, leasing and construction related services through taxable REIT subsidiaries as defined by the Internal Revenue Code of 1986 (the "Code"). These services are currently provided by Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction Group New York, Inc. and Reckson Construction Group, Inc. (collectively, the "Service Companies") in which, as of September 30, 2002, the Operating Partnership owned a 97%
non-controlling interest. An entity which is substantially owned by certain Rechler family members who are also executive officers of the Company owned a 3% controlling interest in the Service Companies. In order to minimize the potential for corporate conflicts of interests which became possible as a result of changes to the Code that permit REITs to own 100% of taxable REIT subsidiaries, the Independent Directors of the Company approved the purchase by the Operating Partnership of the remaining 3% interest in the Service Companies. On October 1, 2002, the Operating Partnership acquired such 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. Such amount was less than the total amount of capital contributed to the Service Companies by the Rechler family members. As a result of the acquisition of the remaining interests in the Service Companies, the Operating Partnership commenced consolidating the operations of the Service Companies. During 2002, Reckson Construction Group, Inc. billed approximately $144,000 of market rate services and Reckson Management Group, Inc. billed approximately $313,000 of market rate management fees to the Remaining Option Properties. In addition, for the year ended December 31, 2002, Reckson Construction Group, Inc. performed market rate services, aggregating approximately $322,000 for a property in which certain executive officers maintain an equity interest.

     Reckson Management Group, Inc. leases 43,713 square feet of office and storage space at a Remaining Option Property for its corporate offices located in Melville, New York at an annual base rent of approximately $1.2 million. Reckson Management Group, Inc. also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a Remaining Option Property located in Deer Park, New York at an annual base rent of approximately $75,000.

     A company affiliated with an Independent Director of the Company leases 15,566 square feet in a property owned by the Company at an annual base rent of approximately $431,500. Reckson Strategic Venture Partners, LLC ("RSVP") leases 5,144 square feet in one of the Company's joint venture properties at an annual base rent of approximately $176,000.

     During July 1998, the Company formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Class A office properties in New York City. Currently the Company owns, through Metropolitan, five Class A office properties aggregating approximately 3.5 million square feet.

     During September 2000, the Company formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed nine Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV which was then distributed to the Company. The Company is responsible for managing the day-to-day operations and business affairs of the Tri-State JV and has substantial rights in making decisions affecting the properties such as leasing, marketing and financing. The minority member has certain rights primarliy intended to protect its investment. For purposes of its financial statements the Company consolidates the Tri-State JV.

     On December 21, 2001, the Company formed a joint venture with the New York State Teachers' Retirement Systems ("NYSTRS") (the "919JV") whereby NYSTRS acquired a 49% indirect interest in the property located at 919 Third Avenue, New York, NY for $220.5 million which included $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of cash which was then distributed to the Company. The Company is responsible for managing the day-to-day operations and business affairs of the 919JV and has substantial rights in making decisions affecting the property such as developing a budget, leasing and marketing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Company consolidates the 919JV.

     As of December 31, 2002 the Company owned 178 properties (inclusive of 11 joint venture properties) in the Tri-State Area suburban and Central Business District ("CBD") markets, encompassing approximately 20.3 million rentable square feet, all of which are managed by the Company. These properties include 60 Class A suburban office properties encompassing approximately 8.5 million rentable square feet, of which 42 of these properties, or 74% as measured by square footage, are located within the Company's ten office parks. Reckson has historically emphasized the development and acquisition of properties that are part of large-scale suburban office parks. The Company believes that owning properties in planned office and industrial parks provides certain strategic advantages, including the following: (i) certain tenants prefer being located in a park with other high quality companies to enhance their corporate image, (ii) parks afford tenants certain aesthetic amenities such as a common landscaping plan, standardization of signage and common dining and recreational facilities, (iii) tenants may expand (or contract) their business within a park, enabling them to centralize business functions and (iv) a park provides tenants with access to other tenants and may facilitate business relationships between tenants. The properties also include 15 Class A CBD office properties encompassing approximately 5.1 million rentable square feet. The CBD office properties consist of five properties located in New York City, eight properties located in Stamford, CT and two properties located in White Plains, NY. Additionally, the properties include 101 industrial / R&D properties encompassing approximately 6.7 million rentable square feet, of which 71 of these properties, or 58% as measured by square footage, are located within the Company's three industrial parks. The properties also include two retail properties comprising approximately 20,000 rentable square feet. The Company also owns a 355,000 square foot office property located in Orlando, Florida.

     The Company also owns approximately 338 acres of land in 14 separate parcels of which the Company can develop approximately 3.2 million square feet of office space and approximately 470,000 square feet of industrial / R&D space. The Company is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of December 31, 2002, the Company had invested approximately $121.2 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values. The Company has capitalized approximately $10.5 million during 2002 related to real estate taxes, interest and other carrying costs related to these development projects. Since the IPO, the Company has developed, redeveloped, renovated or repositioned 27 properties encompassing approximately 5.3 million square feet of office and industrial / R&D space.

     During February 2003, the Company, through Reckson Construction Group, Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, N.Y. and has been retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction is scheduled to close during the first quarter of 2003 and construction of the aforementioned office building is scheduled to commence shortly thereafter.

     The Company holds a $17.0 million note receivable which bears interest at 11.5% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, N.Y. (the "Omni Note"). The Company currently owns a 60% majority partnership interest in Omni Partners, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. The Company also holds three other notes receivable aggregating $36.5 million which bear interest at rates ranging from 10.5% to 12% per annum and are secured in part by a minority partner's preferred unit interest in the Operating Partnership, certain interest in real property and a personal guaranty (the "Other Notes" and collectively with the Omni Note, the "Note Receivable Investments"). As of December 31, 2002, management has made subjective assessments as to the underlying security value on the Company's Note Receivable Investments. Based on these assessments the Company's management believes there is no impairment to the carrying value related to the Company's Note Receivable Investments. The Company also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Company's initial New York City portfolio acquisition. This property is cross collateralized under a $103 million mortgage note payable along with one of the Company's New York City buildings.

     The Company also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV") which it manages. The remaining 40% interest is owned by JAH Realties L.P. Jon Halpern, the CEO and a director of HQ

Global Workplaces, is a partner in JAH Realties, L.P. As of December 31, 2002, the 520JV had total assets of $21.0 million, a mortgage note payable of $12.5 million and other liabilities of $197,000. The Company's allocable share of the 520JV mortgage note payable is approximately $7.5 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. In addition, the 520JV had total revenues of $4.2 million and $4.0 million and total expenses of $3.3 million and $3.3 million for the years ended December 31, 2002 and 2001, respectively. The operating agreement of the 520JV requires joint decisions from all members on all significant operating and capital decisions including sale of the property, refinancing of the property's mortgage debt, development and approval of leasing strategy and leasing of rentable space. As a result of the decision-making participation relative to the operations of the property, the Company accounts for the 520JV under the equity method of accounting. The 520JV contributed approximately $648,000 and $478,000 to the Company's equity in earnings of real estate joint ventures for the year ended December 31, 2002 and 2001, respectively.

     Through its ownership of properties in the key CBD and suburban office markets in the Tri-State Area, the Company believes it has a unique competitive advantage as the trend toward the regional decentralization of the workplace increases. Due to the events of September 11, 2001, as well as technological advances which further enable decentralization, companies are strategically re-evaluating the benefits and feasibility of regional decentralization and reassessing their long-term space needs. The Company believes this multi-location regional decentralization will continue to take place, increasing as companies begin to have better visibility as to the future of the economy, further validating our regional strategy of maintaining a significant market share in each of the key CBD and suburban office markets in the Tri-State Area.

     The Company's core business strategy is based on a long-term outlook considering real estate is a cyclical business. The Company seeks to accomplish long-term stability and success by developing and maintaining an infrastructure and franchise that is modeled for success over the long-term. This approach allows the Company to recognize different points in the market cycle and adjust our strategy accordingly. Currently, the Company remains cautious about the market environment. With this cautious bias we choose to maintain our conservative operating strategy of focusing on retaining high occupancies, controlling operating expenses, maintaining a high level of investment discipline and preserving financial flexibility.

     The market capitalization of the Company at December 31, 2002 was approximately $3.1 billion. The Company's market capitalization is based on the sum of (i) the market value of the Company's Class A common stock and common units of limited partnership interest in the Operating Partnership ("OP Units") (assuming conversion) of $21.05 per share / unit (based on the closing price of the Company's Class A common stock on December 31, 2002), (ii) the market value of the Company's Class B common stock of $22.40 per share (based on the closing price of the Company's Class B common stock on December 31, 2002), (iii) the liquidation preference value of the Company's Series A preferred and Series B preferred stock of $25 per share, (iv) the liquidation preference value of the Operating Partnership's preferred units of $1,000 per unit and (v) approximately $1.4 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) of debt outstanding at December 31, 2002. As a result, the Company's total debt to total market capitalization ratio at December 31, 2002 equaled approximately 44.9%.

     During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine") and RSVP. RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies outside the Company's core office and industrial focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of December 31, 2002, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of December 31, 2002, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million. RSVP retained the services of two managing directors to manage RSVP's day to day operations. Prior to the spin off of Frontline, the Company guaranteed certain salary provisions of their employment agreements with RSVP Holdings, LLC, RSVP's common member. The term of these employment agreements is seven years commencing March 5, 1998, provided however, that the term may be earlier terminated after five years upon certain circumstances. The salary for each managing director is $1 million in the first five years and $1.6 million in years six and seven.

     At June 30, 2001, the Company assessed the recoverability of the FrontLine Loans and reserved approximately $3.5 million of the interest accrued during the three-month period then ended. In addition, the Company formed a committee of its Board of Directors, comprised solely of independent directors, to consider any actions to be taken by the Company in connection with the FrontLine Loans and its investments in joint ventures with RSVP. During the third quarter of 2001, the Company noted a significant deterioration in FrontLine's operations and financial condition and, based on its assessment of value and recoverability and considering the findings and recommendations of the committee and its financial advisor, the Company recorded a $163 million valuation reserve charge, inclusive of anticipated costs, in its consolidated statements of operations relating to its investments in the FrontLine Loans and joint ventures with RSVP. The Company has discontinued the accrual of interest income with respect to the FrontLine Loans. The Company has also reserved against its share of GAAP equity in earnings from the RSVP controlled joint ventures funded through the RSVP Commitment until such income is realized through cash distributions. If the RSVP-controlled joint ventures reported losses, the Company would record its proportionate share of such losses.

     At December 31, 2001, the Company, pursuant to Section 166 of the Code, charged off for tax purposes $70 million of the aforementioned reserve directly related to the FrontLine Facility, including accrued interest. On February 14, 2002, the Company charged off for tax purposes an additional $38 million of the reserve directly related to the FrontLine Facility, including accrued interest, and $47 million of the reserve directly related to the RSVP Facility, including accrued interest.

     FrontLine is in default under the FrontLine Loans from the Operating Partnership and on June 12, 2002, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code.

     As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million which was reassessed with no change by management as of December 31, 2002. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet. The common and preferred members of RSVP are currently in dispute over certain provisions of the RSVP operating agreement. The members are currently negotiating to restructure the RSVP operating agreement to settle the dispute. There can be no assurances that the members will successfully negotiate a settlement.

     Both the FrontLine Facility and the RSVP Facility terminate on June 15, 2003, are unsecured and advances thereunder are recourse obligations of FrontLine. Notwithstanding the valuation reserve, under the terms of the credit facilities, interest accrued on the FrontLine Loans at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that were outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. In March 2001, the credit facilities were amended to provide that (i) interest is payable only at maturity and (ii) the Company may transfer all or any portion of its rights or obligations under the credit facilities to its affiliates. The Company requested these changes as a result of changes in REIT tax laws. As a result of FrontLine's default under the FrontLine Loans, interest on borrowings thereunder accrue at default rates ranging between 13% and 14.5% per annum.

     Scott H. Rechler, who serves as Co-Chief Executive Officer and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine.

     HQ Global Workplaces, Inc. ("HQ"), one of the largest providers of flexible officing solutions in the world and which is controlled by FrontLine, currently operates nine (formerly eleven) executive office centers in the Company's properties, three of which are held through joint ventures. The leases under which these office centers operate expire between 2008 and 2011, encompass approximately 202,000 square feet and have current contractual annual base rents of approximately $6.1 million. On March 13, 2002, as a result of experiencing financial difficulties, HQ voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Subsequent to HQ filing for bankruptcy protection it defaulted under their leases with the Company. Further, effective March 13, 2002, the Bankruptcy Court granted HQ's petition to reject two of its leases with the Company. The two rejected leases aggregated approximately 23,900 square feet and provided for contractual base rents of approximately $548,000 for the 2002 calendar year. Commencing April 1, 2002 and pursuant to the bankruptcy filing, HQ has been paying current rental charges under its leases with the Company, other than under the two rejected leases. The Company is in negotiation to restructure four of the leases and leave the terms of the remaining five leases unchanged. All negotiations with HQ are conducted through a committee designated by the Board and chaired by an independent director. There can be no assurance as to whether any deal will be consummated with HQ or if HQ will affirm or reject any or all of its remaining leases with the Company. As a result of the foregoing, the Company has reserved approximately $550,000 (net of minority partners' interests and including the Company's share of unconsolidated joint venture interest), or 74%, of the amounts due from HQ as of December 31, 2002. Scott H. Rechler serves as non-executive Chairman of the Board of HQ and Jon Halpern is the Chief Executive Officer and a director of HQ.

     WorldCom/MCI and its affiliates ("WorldCom"), a telecommunications company, which leased, as of December 31, 2002, approximately 527,000 square feet in thirteen of the Company's properties located throughout the Tri-State Area voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on July 21, 2002. The total annualized base rental revenue from these leases amounted to approximately $12.0 million, or 2.9% of the Company's total 2002 annualized rental revenue, making it the Company's second largest tenant based on base rental revenue earned on a consolidated basis. All of WorldCom's leases were current on base rental charges through December 31, 2002 and the Company currently holds approximately $300,000 in security deposits relating to these leases. In February 2003, the Bankruptcy Court granted WorldCom's petition to reject three of its leases with the Company. The three rejected leases aggregated approximately 192,000 square feet and provided for contractual base rents of approximately $4.8 million for the 2002 calendar year. The Company is currently in negotiations to restructure the remaining WorldCom leases. There can be no assurance as to whether WorldCom will affirm or reject any or all of its remaining leases with the Company. As a result of the foregoing, the Company has written off approximately $1.1 million of deferred rent receivable. In addition, the Company reserved an additional $475,000 against the deferred rents receivable representing approximately 46% of the outstanding deferred rents receivable attributable to the remaining WorldCom leases.

     MetroMedia Fiber Network Services, Inc. ("MetroMedia"), which leased approximately 112,000 square feet in one property from the Company, voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in May 2002. MetroMedia's lease with the Company provided for contractual base rent of approximately $25 per square foot amounting to $2.8 million per calendar year and expired in May 2010. In July 2002, the Bankruptcy Court granted MetroMedia's petition to restructure and reduce space under its existing lease. As a result, the lease was amended to reduce MetroMedia's space by 80,357 square feet to 31,718 square feet. Annual base rent on the 31,718 square feet MetroMedia will continue to lease is $25 per square foot amounting to approximately $793,000 per annum. Further, pursuant to the Bankruptcy Court order MetroMedia is required to pay to the Company a surrender fee of approximately $1.8 million. As a result of the foregoing, the Company wrote-off approximately $388,000 of deferred rent receivable relating to this lease and recognized the aforementioned surrender fee.

     Arthur Andersen, LLP ("AA") leased approximately 38,000 square feet in one of the Company's New York City buildings. AA's lease with the Company provided for base rent of approximately $2 million on an annualized basis and expired in April 2004. AA has experienced significant financial difficulties with its business and as a result has entered into a lease termination agreement with the Company effective November 30, 2002. In October 2002, AA paid the Company for all base rental and other charges through November 30, 2002 and a lease termination fee of approximately $144,000. As a result of the foregoing, the Company has written off approximately $130,000 of deferred rent receivable attributable to AA's lease.


RESULTS OF OPERATIONS

The Company's total revenues decreased by $8.6 million or 1.7% from 2001 to 2002 and increased by $31.3 million or 6.5% from 2000 to 2001. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $3.9 million or .8% from 2001 to 2002 and $45.7 million or 10.2% from 2000 to 2001. The 2002 increase in Property Operating Revenues is attributable to net increases in rental rates and lease termination fees in our "same store" properties of $8.2 million. In addition, Property Operating Revenues increased by $8.7 million attributable to lease up of newly developed and redeveloped assets. These increases were offset by $10.6 million of revenue attributable to six properties that were sold in 2001 and an increase in reserves or write-offs of $2.4 million related to tenant receivables and deferred rents receivable. The 2001 increase in Property Operating Revenues is primarily attributable to increases in rental rates in our "same store" properties amounting to $29.3 million. In addition, $12.4 million of the increase was generated by the lease up of newly developed and redeveloped properties added to the operating portfolio. The increase in Property Operating Revenues offset the decrease of $14.4 million in other revenues. This decrease is primarily due to a decrease of $11.6 million related to interest earned on advances made under the FrontLine Loans.

     The Company's base rent reflects the positive impact of the straight-line rent adjustment of $26.6 million in 2002, $41.6 million in 2001 and $38.8 million in 2000. The 2002, 2001 and 2000 straight-line rent adjustment includes $9.4 million, $26.9 million and $23.3 million, respectively, generated from the property located at 919 Third Avenue, New York, NY, which is primarily attributable to rental abatement periods for the three largest tenants.

     During the year ended December 31, 2002, the Company incurred approximately $6.3 million of bad debt expense related to tenant receivables and deferred rents receivable which accordingly reduced total revenues for the year then ended.

     Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $7.8 million or 4.6% from 2001 to 2002 and $11.2 million or 7.2% from 2000 to 2001. The 2002 increase in Property Expenses is primarily due to a $5.3 million increase in property operating expenses and a $5.9 million increase in real estate taxes related to our "same store" properties. Included in the $5.3 million increase in property operating expenses is $2.7 million and $1.4 million of increased insurance and security costs, respectively. These increases result primarily from implications of the events that occurred on September 11, 2001 and the security cost increases relate primarily to our New York City properties. In addition, Property Expenses increased by $2.0 million attributable to the lease up of newly developed and redeveloped properties. These increases in Property Expenses were offset by $5.4 million of expenses attributable to six properties that were sold in 2001. The 2001 increase in Property Expenses is primarily due to an increase in property operating expenses of $10.2 million in our "same-store" properties which consists of a $6.2 million increase in property operating expenses and a $4.0 million increase in real estate taxes. The increase in Property Expenses is also attributable to increases in labor costs, maintenance contracts and security costs. In addition, there was an increase in Property Expenses of $2.7 million due to higher occupancy levels at our developed and redeveloped properties.

     Gross operating margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for 2002, 2001 and 2000 were 64.9%, 66.1% and 65.2%, respectively. The slight decrease from 2001 to 2002 in gross operating margin percentages resulted primarily from portfolio wide increases in real estate taxes and property and liability insurance costs. The increase from 2000 to 2001 is primarily due to an increase in rental rates.

     Marketing, general and administrative expenses were $31.6 million in 2002, $30.6 million in 2001 and $27.2 million in 2000. The increase in marketing, general and administrative expenses is primarily due to the increased costs of maintaining offices and infrastructure in each of the Company's five divisional markets and costs associated with the growth of the Company. The Company's business strategy has been to expand further into the Tri-State Area suburban and CBD markets and the New York City market, to create a superior franchise value by applying its standards for high quality office and industrial / R&D space and premier tenant service to its five operating divisions. Over the past three years the Company has supported this effort by increasing its marketing programs and strengthening its resources and operating systems. The cost of these efforts is reflected in both marketing, general and administrative expenses as well as the revenue growth of the Company. To a lesser extent, in 2001, the increase in marketing, general and administrative costs was impacted by legal and professional fees incurred in connection with certain cancelled acquisition transactions and amortization of deferred compensation costs. Marketing, general and administrative expenses as a percentage of operating revenues from continuing operations were 6.2% in 2002, 5.9% in 2001 and 5.6% in 2000.

     Interest expense was $88.6 million in 2002, $93.1 million in 2001 and $96.3 million in 2000. The decrease of $4.5 million from 2001 to 2002 is attributable to an overall decrease in interest rates on the Company's unsecured credit facility amounting to approximately $8.7 million. This decrease was offset by (i) increased interest expense of $1.7 million on the Company's senior unsecured notes resulting from the issuance of $50 million of five-year notes in June 2002, (ii) a net increase in mortgage interest expense of approximately $520,000 which was primarily attributable to the $50 million principal increase on the debt of 919 Third Avenue in July 2001 and the satisfaction of three mortgage notes payable aggregrating approximately $24.3 million during 2001 and (iii) approximately a $2.0 million decrease in capitalized interest attributable to a decrease in the level of development projects. The decrease of $3.2 million from 2000 to 2001 is attributable to lower interest rates and a decreased average balance on the Company's unsecured credit facility. This was partially offset by an increase in the Company's mortgage notes payable which was the result of the refinancing of the property located at 919 Third Avenue, New York, NY. The weighted average balance outstanding on the Company's unsecured credit facility was $284.5 million in 2001 and $416.5 million in 2000.

     Included in depreciation and amortization expense is amortized financing costs of $4.5 million in 2002, $4.5 million in 2001 and $4.1 million in 2000.

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

     Extraordinary losses, net of limited partners' minority interest, resulted in a $2.4 million loss in 2002, a $2.6 million loss in 2001 and a $1.4 million loss in 2000. The extraordinary losses were all attributable to the write-offs of certain deferred loan costs incurred in connection with the Company's refinancing of its debt.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures of the Company. The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operating activities along with the Credit Facility previously discussed. The Credit Facility contains several financial covenants with which the Company must be in compliance in order to borrow funds thereunder. During certain quarterly periods, the Company may incur significant leasing costs as a result of increased market demands from tenants and high levels of leasing transactions. As a result, during these periods the Company's cash flow from operating activities may not be sufficient to pay 100% of the quarterly dividends due on its common stock. To meet the short-term funding requirements relating to these leasing costs, the Company may use proceeds of property sales or borrowings under its Credit Facility. The Company expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt and equity securities of the Company. There can be no assurance that there will be adequate demand for the Company's equity at the time or at the price in which the Company desires to raise capital through the sale of additional equity. In addition, when valuations for commercial real estate properties are high, the Company will seek to sell certain properties or interests therein to realize value and profit created. The Company will then seek opportunities to reinvest the capital realized from these dispositions back into value-added assets in the Company's core Tri-State Area markets, as well as pursue its stock repurchase program. The Company will refinance existing mortgage indebtedness or indebtedness under the Credit Facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Company anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and equity offerings, will be adequate to meet the capital and liquidity requirements of the Company in both the short and long-term.

     As a result of current economic conditions, certain tenants have either not renewed their leases upon expiration or have paid the Company to terminate their leases. In addition, a number of U.S. companies have filed for protection under federal bankruptcy laws. Certain of these companies are tenants of the Company. The Company is subject to the risk that other companies that are tenants of the Company may file for bankruptcy protection. This may have an adverse impact on the financial results and condition of the Company. In addition, vacancy rates in our markets have been trending higher and in some instances our asking rents in our markets have been trending lower and landlords are being required to grant greater concessions such as free rent and tenant improvements. Additionally, the Company carries comprehensive liability, fire, extended coverage and rental loss insurance on all of its properties. Five of the Company's properties are located in New York City. As a result of the events of September 11, 2001, insurance companies are limiting coverage for acts of terrorism in all risk policies. In November 2002, the Terrorism Risk Insurance Act of 2002 was signed into law which, among other things, requires insurance companies to offer coverage for losses resulting from defined "acts of terrorism" through 2004. The Company's current insurance coverage provides for full replacement cost of its properties, except that the coverage for acts of terrorism on its properties covers losses in an amount up to $300 million per occurrence. As a result, the Company may suffer losses from acts of terrorism that are not covered by insurance. In addition, the mortgage loans which are secured by certain of the Company's properties contain customary covenants, including covenants that require the Company to maintain property insurance in an amount equal to replacement cost of the properties. There can be no assurance that the lenders under these mortgage loans will not take the position that exclusions from the Company's coverage for losses due to terrorist acts is a breach of a covenant which, if uncured, could allow the lenders to declare an event of default and accelerate repayment of the mortgage loans. Other outstanding debt instruments contain standard cross default provisions that would be triggered in the event of an acceleration of the mortgage loans. This matter could adversely affect the Company's financial results, its ability to finance and/or refinance its properties or to buy or sell properties.

     The terrorist attacks of September 11, 2001 in New York City may adversely effect the value of the Company's New York City properties and its ability to generate cash flow. There may be a decrease in demand in metropolitan areas that are considered at risk for future terrorist attacks, and this decrease may reduce the Company's revenues from property revenues.

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

Summary of Cash Flows

Net cash provided by operating activities totaled $196.1 million in 2002, $186.0 million in 2001 and $169.2 million in 2000. Increases for each year were primarily attributable to the growth in cash flow provided by the acquisition of properties and / or the increased occupancy levels of the Company's development properties and the increase in rental rates in all of the Company's markets. The lower level of increase in 2002 is attributable to a more competitive operating environment in which the Company did not acquire additional properties as well as a decrease in market rental rates and occupancies in the Company's markets.

     Net cash used in investing activities totaled $85.1 million in 2002, $87.5 million in 2001 and $261.3 million in 2000. The decrease in cash flows used in investing activities over the past three years is primarily attributable to the Company's decrease in property acquisitions. Cash used in investing activities during 2002 related primarily to the Company's ongoing development of its properties, the acquisition of approximately 52.7 acres of development land located in Valhalla, NY and costs associated with creating tenant space including the payment of leasing costs. Cash used in investing activities during 2001 and 2000 related primarily to investments in real estate properties including development costs. Included in these investing activities for the 2001 and 2000 periods is the Company's investments of approximately $18.7 million and $16.3 million, respectively, in RSVP-controlled (REIT qualified) joint ventures. Cash used in investing activities for the 2001 and 2000 periods was offset by proceeds from the redemption of the Company's preferred equity investments in Keystone Property Trust as well as from sales of real estate, securities and mortgage note receivable repayments in each of the years then ended.

     Net cash used in financing activities totaled $202.2 million in 2002. Net cash provided by financing activities totaled $5.7 million in 2001 and $88.6 million in 2000. Cash used in financing activities during 2002 related primarily to the Company's stock buy-back program and repurchases of its Series A preferred stock aggregating approximately $75 million. In addition, during 2002 cash used in financing activities was impacted by principal payments on secured borrowings and dividends and distributions. These uses of cash were offset by the Company issuing $50 million of five-year senior unsecured notes. Cash provided by financing activities during 2001 and 2000 related primarily to proceeds from secured debt financings, minority partner contributions and advances under the Company's unsecured credit facility. Cash provided by financing activities for the 2001 and 2000 periods was offset by advances made under the FrontLine Loans of approximately $7.2 million and $13.6 million, respectively. Cash provided by financing activities during these years was also offset by principal payments on secured borrowings and the unsecured credit facility as well as loan and equity issuance costs and dividends and distributions.


Investing Activities

On April 1, 2002, the Company paid approximately $23.8 million to acquire 52.7 acres of land located in Valhalla, NY on which the Company can develop approximately 875,000 square feet of office space. The Company currently owns and operates three buildings encompassing approximately 700,000 square feet in the same office park in which this land parcel is located. This acquisition was financed in part from the sales proceeds of an office property being held by a qualified intermediary for the purposes of an exchange of real property pursuant to Section 1031 of the Code and from an advance under the Credit Facility.

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

     The following table sets forth the Company's invested capital (before valuation reserves) in RSVP controlled (REIT-qualified) joint ventures and amounts which were advanced under the RSVP Commitment to FrontLine, for its investment in RSVP controlled investments (in thousands):


                                      RSVP CONTROLLED      AMOUNTS
                                       JOINT VENTURES     ADVANCED       TOTAL
                                      -----------------   ----------   ---------
Privatization .....................       $21,480         $ 3,520      $ 25,000
Student Housing ...................        18,086           3,935        22,021
Medical Offices ...................        20,185              --        20,185
Parking ...........................            --           9,091         9,091
Resorts ...........................            --           8,057         8,057
Net leased retail .................            --           3,180         3,180
Other assets and overhead .........            --          21,598        21,598
------------------------------------      -------         -------      --------
                                          $59,751         $49,381      $109,132
                                          =======         =======      ========


     Included in these investments is approximately $16.5 million of cash that has been contributed to the respective RSVP controlled joint ventures or advanced under the RSVP Commitment to FrontLine and is being held, along with cash contributed by the preferred investors.


Financing Activities

During 2002, the Company paid cash dividends on its Class A common stock of approximately $1.70 per share and approximately $2.59 per share on its Class B common stock.

     The Board of Directors of the Company has authorized the purchase of up to five million shares of the Company's Class A common stock and / or its Class B common stock. It is anticipated that transactions conducted on the New York Stock Exchange will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time.

     As of December 31, 2002, under this buy-back program, the Company purchased 368,200 shares of Class B common stock at an average price of $22.90 per Class B share and 2,698,400 shares of Class A common stock at an average price of $21.60 per Class A share for an aggregate purchase price for both the Class A and Class B common stock of approximately $66.7 million. As a result of these purchases, annual common stock dividends will decrease by approximately $5.5 million. Previously, under the Company's prior stock buy-back program, the Company purchased and retired 1,410,804 shares of Class B common stock at an average price of $21.48 per Class B share and 61,704 shares of Class A common stock at an average price of $23.03 per Class A share for an aggregate purchase price for both the Class A and Class B common stock of approximately $31.7 million.

     The Board of Directors of the Company has formed a pricing committee to consider purchases of up to $75 million of the Company's outstanding preferred securities. During October 2002, the Company purchased and retired 357,500 shares of its Series A preferred stock at $22.29 per share for approximately $8.0 million. As a result of this purchase, annual preferred dividends will decrease by approximately $682,000.

     During the year ended December 31, 2002, approximately 11,303 preferred units of limited partnership interest in the Operating Partnership, with a liquidation preference value of approximately $11.3 million, were exchanged for 451,934 OP Units at an average price of $24.66 per OP Unit. In addition, 666,468 OP Units were exchanged for an equal number of shares of the Company's Class A common stock.

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

     In May 2001, a minority partner that owned an $85 million preferred equity investment in Metropolitan converted its preferred equity investment into 3,453,881 shares of the Company's Class A common stock based on a conversion price of $24.61 per share. As a result of the minority partner's conversion of its preferred equity investment, the Company owns 100% of Metropolitan.

     The Company currently has a three year $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp North America, Inc. and Wachovia Bank, National Association as co-documentation agents. The Credit Facility matures in December 2005, contains options for a one year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. In addition, borrowings under the Credit Facility are currently priced off LIBOR plus 90 basis points and the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership's unsecured credit rating the interest rates and facility fee are subject to change. The outstanding borrowings under the Credit Facility were $267.0 million at December 31, 2002.

     The Credit Facility replaced the Company's $575 million unsecured credit facility (the "Prior Facility" and together with the Credit Facility, the "Credit Facility"). As a result, certain deferred loan costs incurred in connection with the Prior Facility were written off. Such amount is reflected as an extraordinary loss in the Company's consolidated statements of operations.

     The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At December 31, 2002, the Company had availability under the Credit Facility to borrow approximately an additional $203.0 million subject to compliance with certain financial covenants.

     On June 17, 2002, the Operating Partnership issued $50 million of five-year 6.00% (6.125% effective rate) senior unsecured notes. Net proceeds of approximately $49.4 million received from this issuance were used to repay outstanding borrowings under the Prior Facility.


Capitalization

The Company's indebtedness at December 31, 2002 totaled approximately $1.4 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) and was comprised of $267.0 million outstanding under the Credit Facility, approximately $499.3 million of senior unsecured notes and approximately $605.1 million of mortgage indebtedness with a weighted average interest rate of approximately 7.3% and a weighted average maturity of approximately 9.0 years. Based on the Company's total market capitalization of approximately $3.1 billion at December 31, 2002 (calculated based on the sum of (i) the market value of the Company's Class A common stock and OP Units, assuming conversion, (ii) the market value of the Company's Class B common stock, (iii) the liquidation preference value of the Company's preferred stock, (iv) the liquidation preference value of the Operating Partnership's preferred units and (v) the $1.4 billion of debt), the Company's debt represented approximately 44.9% of its total market capitalization.

     During 2002, the Company repurchased 2,698,400 shares of its Class A common stock, 368,200 shares of its Class B common stock and 357,500 shares of its Series A preferred stock for an aggregate price of approximately $75 million dollars. In addition, the Operating Partnership issued $50 million of five-year, 6.00% senior unsecured notes. Net proceeds from this issuance were used to repay outstanding borrowings under the Prior Facility.

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

Contractual Obligations and Commercial Commitments

The following table sets forth the Company's significant debt obligations by scheduled principal cash flow payments and maturity date and its commercial commitments by scheduled maturity at December 31, 2002 (in thousands):



                                                                    MATURITY DATE
                                         -------------------------------------------------------------------
                                            2003       2004       2005       2006       2007     THEREAFTER      TOTAL
                                         ---------- ---------- ---------- ---------- ---------- ------------ -------------
Mortgage notes payable (1) .............  $12,300    $ 13,169   $ 14,167   $ 13,785   $ 11,305    $117,389    $  182,115
Mortgage notes payable (2) (3) .........       --       2,616     18,553    129,920     60,539     346,269       557,897
Senior unsecured notes .................       --     100,000         --         --    200,000     200,000       500,000
Unsecured credit facility ..............       --          --    267,000         --         --          --       267,000
Land lease obligations .................    2,707       2,811      2,814      2,795      2,735      43,276        57,138
Operating leases .......................    1,368       1,313      1,359      1,407      1,455         683         7,585
All rights lease obligations ...........      369         379        379        379        379       4,280         6,165
----------------------------------------  -------    --------   --------   --------   --------    --------    ----------
                                          $16,744    $120,288   $304,272   $148,286   $276,413    $711,897    $1,577,900
                                          =======    ========   ========   ========   ========    ========    ==========

(1) Scheduled principal amortization payments.

(2) Principal payments due at maturity.

(3) In addition, the Company has a 60% interest in an unconsolidated joint venture property. The Company's pro rata share of the mortgage debt at December 31, 2002 is approximately $7.5 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005.

     Certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and/or the Company. In addition, consistent with customary practices in non-recourse lending, certain non-recourse mortgages may be recourse to the Company under certain limited circumstances including environmental issues and breaches of material representations.

     At December 31, 2002, the Company had approximately $1.0 million in outstanding undrawn standby letters of credit issued under the Credit Facility. In addition, approximately $45.1 million, or 6.1%, of the Company's mortgage debt is recourse to the Company.


Other Matters

Thirteen of the Company's office properties which were acquired by the issuance of OP Units are subject to agreements limiting the Company's ability to transfer them prior to agreed upon dates without the consent of the limited partner who transferred the respective property to the Company. In the event the Company transfers any of these properties prior to the expiration of these limitations, the Company may be required to make a payment relating to taxes incurred by the limited partner. The limitations on seven of the properties expire prior to June 30, 2003. The limitations on the remaining properties expire in 2013.

     Eleven of the Company's office properties are held in joint ventures which contain certain limitations on transfer. These limitations include requiring the consent of the joint venture partner to transfer a property prior to various specified dates ranging from 2003 to 2005, rights of first offer, and buy / sell provisions.

     The Company has historically structured long term incentive programs ("LTIP") using restricted stock and stock loans. In July 2002, as a result of certain provisions of the Sarbanes Oxley legislation, the Company has discontinued the use of stock loans in its LTIP. In connection with LTIP grants made prior to the enactment of the Sarbanes Oxley legislation the Company made stock loans to certain executive and senior officers to purchase 1,372,393 shares of its Class A common stock at market prices ranging from $18.44 per share to $27.13 per share. The stock loans were set to bear interest at the mid-term Applicable Federal Rate and were secured by the shares purchased. Such stock loans (including accrued interest) vest and are ratably forgiven each year on the anniversary of the grant date based upon vesting periods ranging from four to ten years based on continued service and in part on attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. Approximately $4.5 million and $3.7 million of compensation expense was recorded for the years ended December 31, 2002 and 2001, respectively, related to these LTIP. Such amount has been included in marketing, general and administrative expenses on the accompanying consolidated statements of operations.


     During 2002, approximately $3.9 million of stock loans made in prior years in connection with the aforementioned LTIP matured. These stock loans were secured by 155,418 shares of Class A common stock which were issued at prices ranging from $22.50 per share to $27.13 per share. As a result of the Company discontinuing the use of stock loans as part of its LTIP the stock loans were satisfied with restricted stock held by the Company which secured the stock loans. The aggregate market value of these shares on the maturity dates of the stock loans was approximately $3.4 million. The aggregate difference between the market value of these shares and the carrying value of the stock loans was recorded as a loss on the accompanying consolidated statements of operations. The 155,418 shares of Class A common stock were subsequently retired by the Company.

     The outstanding stock loan balances due from executive and senior officers aggregated approximately $17.0 million and $24.3 million at December 31, 2002 and 2001, respectively, and have been included as a reduction of additional paid in capital on the accompanying consolidated statements of stockholders' equity. Other outstanding loans to executive and senior officers amounting to approximately $1.0 million at December 31, 2002 and 2001, related to life insurance contracts and approximately $1.0 million and $.9 million at December 31, 2002 and 2001, respectively, primarily related to tax payment advances on a stock compensation award made to a non-executive officer.

     In November 2002, the Company granted rights to 190,524 shares of its Class A common stock to certain executive officers. These shares vest ratably over a four year period and will be issued in ratable installments on each anniversary date of the grant as compensation to the executive officer.

     The Company has established a new LTIP for its executive and senior officers. The four year plan has a core component which provides for annual stock based compensation based upon continued service and in part based on attaining certain annual performance measures. The plan has a special long term component which provides for compensation to be earned at the end of a four year period if the Company attains certain four year cumulative performance measures. Amounts earned under the special long term component may be paid in cash or stock at the discretion of the Compensation Committee of the Board. Performance measures are based on total shareholder returns on a relative and absolute basis.


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

     The following table presents the Company's FFO calculation for the years ended December 31 (in thousands):


                                                                                  2002        2001         2000
                                                                              ----------- ------------ ------------
Income before minority interests, preferred dividends and distributions, equity in earnings of real estate joint ventures and service companies, gain on sales of real estate, valuation reserves, discontinued operations
 and extraordinary loss .....................................................  $  98,547   $ 121,624    $ 111,872
Add:
 Equity in earnings of real estate joint ventures and service companies .....      1,113       2,087        4,383
 Gain on sales of real estate ...............................................        537      20,173       18,669
 Discontinued operations (net of limited partners' minority interest) .......      4,762       1,019        1,208
 Limited partners' minority interest ........................................         --       5,878           --
Less:
 Minority partners' interests in consolidated partnerships ..................     18,730      15,975        9,120
 Limited partners' minority interest ........................................      6,238          --       11,574
 Preferred dividends and distributions ......................................     23,123      23,977       28,012
 Valuation reserves on investments in affiliate loans and joint ventures
   and other investments ....................................................         --     166,101           --
 Extraordinary loss, net of limited partners' minority interest .............      2,335       2,595        1,396
-----------------------------------------------------------------------------  ---------   ---------    ---------
Net income (loss) allocable to common shareholders ..........................     54,533     (57,867)      86,030
Adjustments for basic Funds From Operations
Add:
 Limited partners' minority interest ........................................      6,948          --       11,669
 Real estate depreciation and amortization ..................................    108,906     100,967       90,552
 Minority partners' interests in consolidated partnerships ..................     18,730      15,975        9,120
 Valuation reserves on investments in affiliate loans and joint ventures ....         --     163,000           --
 Extraordinary loss, net of limited partners' minority interest .............      2,335       2,595        1,396
Less:
 Limited partners' minority interest ........................................         --       5,727           --
 Gain on sales of real estate ...............................................      5,433      20,173       18,669
 Amounts distributable to minority partners in consolidated partnerships ....     24,996      19,083       12,316
-----------------------------------------------------------------------------  ---------   ---------    ---------
Basic Funds From Operations .................................................    161,023     179,687      167,782
Add:
 Dividends and distributions on dilutive shares and units ...................     23,123      26,601       34,387
-----------------------------------------------------------------------------  ---------   ---------    ---------
Diluted Funds From Operations ...............................................  $ 184,146   $ 206,288    $ 202,169
=============================================================================  =========   =========    =========
Weighted Average Shares/OP Units outstanding (1) ............................     67,180      66,057       61,050
=============================================================================  =========   =========    =========
Diluted Weighted Average Shares/OP Units outstanding (1) ....................     78,133      79,027       78,119
=============================================================================  =========   =========    =========

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


ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The Company will recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges will be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of December 31, 2002, the Company had no derivates.

     The fair market value ("FMV") of the Company's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

     The following table sets forth the Company's long term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at December 31, 2002 (dollars in thousands):



                                             FOR THE YEAR ENDED DECEMBER 31,
                         ------------------------------------------------------------------------
                              2003          2004           2005          2006           2007
                         ------------- -------------- ------------- -------------- --------------
Long term debt:
Fixed rate .............   $  12,300     $  115,785     $  32,720     $  143,705     $  271,844
Weighted average
 interest rate .........        7.51%          7.47%         6.92%          7.38%          7.51%
Variable rate ..........   $      --     $       --     $ 267,000     $       --     $       --
Weighted average
 interest rate .........          --%            --%         4.25%            --%            --%



                           THEREAFTER       TOTAL (1)         F M V
                         -------------- ---------------- --------------
Long term debt:
Fixed rate .............   $  663,658     $  1,240,012    $ 1,260,299
Weighted average
 interest rate .........         7.32%            7.37%
Variable rate ..........   $       --     $    267,000    $   267,000
Weighted average
 interest rate .........           --%            4.25%

(1) Includes aggregate unamortized issuance discounts of approximately $695 on the senior unsecured notes issued during March 1999 and June 2002, which are due at maturity.

     In addition, the Company has assessed the market risk for its variable rate debt, which is based upon LIBOR, and believes that a one percent increase in the LIBOR rate would have an approximate $2.7 million annual increase in interest expense based on $267.0 million of variable rate debt outstanding at December 31, 2002.

     The following table sets forth the Company's mortgage notes and notes receivable by scheduled maturity date, weighted average interest rates and estimated FMV at December 31, 2002 (dollars in thousands):



                                                FOR THE YEAR ENDED DECEMBER 31,
                                     -----------------------------------------------------
                                        2003        2004        2005      2006      2007    THEREAFTER    TOTAL (2)      F M V
                                     --------- ------------- --------- --------- --------- ------------ ------------- -----------
Mortgage notes and notes receivable:
Fixed rate .........................   $  --     $  36,500     $  --     $  --     $  --    $  16,990     $  53,490    $ 54,642
Weighted average interest rate .....      --%        10.23%       --%       --%       --%       11.95%        10.77%

(2) Excludes interest receivables aggregating approximately $1.1 million.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is included in a separate section of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in the section captioned "Proposal I: Election of Directors" and "Section 16 Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement for the 2003 annual meeting of stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained in the section captioned "Executive Compensation" of the Company's definitive proxy statement for the 2003 annual meeting of stockholders is incorporated herein by reference, provided, however, that the report on Executive Compensation set forth therein shall not be incorporated by reference herein, in any of the Company's prior or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates such report by reference therein and shall not be otherwise deemed filed under either of such Acts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information contained in the section captioned "Principal and Management Stockholders" of the Company's definitive proxy statement for the 2003 annual meeting of stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the section captioned "Certain Relationships and Related Transactions" of the Company's definitive proxy statement for the 2003 annual meeting of the stockholders is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In this regard, the Company has formed a Disclosure Committee currently comprised of all of the Company's executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed by the Company with the SEC and assists the Company's Co-Chief Executive Officers and Chief Financial Officer in connection with their certifications contained in the Company's SEC reports. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

     There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information contained in the section captioned "Proposal to:
Ratification of Selection of Indepdendent Auditors" of the Company's definitive proxy statement for the 2003 annual meeting of stockholders is incorporated herein by reference.


                                     III-1

                                    PART IV


ITEM 15. FINANCIAL STATEMENTS AND SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

     (a)(1 and 2) Financial Statements and Schedules

     The following consolidated financial information is included as a separate section of this annual report on Form 10-K:



                                                                                   PAGE
                                                                                  ------
   RECKSON ASSOCIATES REALTY CORP.
   Report of Independent Auditors .............................................   IV-8
   Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001 ..   IV-9
   Consolidated Statements of Operations for the years ended December 31, 2002,
     2001 and 2000 ............................................................   IV-10
   Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 2002, 2001 and 2000. ........................................   IV-11
   Consolidated Statements of Cash Flows for the years ended December 31, 2002,
     2001 and 2000. ...........................................................   IV-12
   Notes to Consolidated Financial Statements .................................   IV-13
   Schedule III -- Real Estate and Accumulated Depreciation ...................   IV-39


     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(3) Exhibits


EXHIBIT    FILING
NUMBER    REFERENCE                                       DESCRIPTION
--------- ---------- -----------------------------------------------------------------------------------
3.1          a       Amended and Restated Articles of Incorporation of the Registrant
3.2          s       Amended and Restated By-Laws of the Registrant
3.3          e       Articles Supplementary of the Registrant Establishing and Fixing the Rights and
                     Preferences of a Series of Shares of Preferred Stock filed with the Maryland State Department of Assessments and
                     Taxation on April 9, 1998
3.4          h       Articles Supplementary of the Registrant Establishing and Fixing the Rights and
                     Preferences of a Class of Shares of Common Stock filed with the Maryland State
                     Department of Assessments and Taxation on May 24, 1999
3.5          g       Articles Supplementary of the Registrant Establishing and Fixing the Rights and
                     Preferences of a Series of Shares of Preferred Stock filed with the Maryland State
                     Department of Assessments and Taxation on May 28, 1999
3.6          h       Articles of Amendment of the Registrant filed with the Maryland State
                     Department of Assessments and Taxation on January 4, 2000
3.7          h       Articles Supplementary of the Registrant filed with the Maryland State
                     Department of Assessments and Taxation on January 11, 2000
3.8          o       Articles Supplementary of the Registrant Establishing and Fixing the Rights and
                     Preferences of a Series of Shares of Preferred Stock filed with the Maryland State
                     Department of Assessments and Taxation on November 2, 2000
4.1          b       Specimen Share Certificate of Class A Common Stock
4.2          j       Specimen Share Certificate of Class B Exchangeable Common Stock
4.3          e       Specimen Share Certificate of Series A Preferred Stock
4.4          f       Form of 7.40% Notes due 2004 of Reckson Operating Partnership, L.P. (the
                     "Operating Partnership")
4.5          f       Form of 7.75% Notes due 2009 of the Operating Partnership
4.6          f       Indenture, dated March 26, 1999, among the Operating Partnership, the Registrant, and The Bank of New York, as trustee
4.7          i       Rights Agreement, dated as of October 13, 2000, between the Registrant and
                     American Stock Transfer & Trust Company, as Rights Agent, which includes, as
                     Exhibit A thereto, the Form of Articles Supplementary, as Exhibit B thereto, the
                     Form of Right Certificate, and as Exhibit C thereto, the Summary of Rights to
                     Purchase Preferred Shares
4.8          q       Form of 6.00% Notes due 2007 of the Operating Partnership
4.9          d       Note Purchase Agreement for the Senior Unsecured Notes
10.1         a       Amended and Restated Agreement of Limited Partnership of the Operating
                     Partnership
10.2         e       Supplement to the Amended and Restated Agreement of Limited Partnership of
                     the Operating Partnership Establishing Series A Preferred Units of Limited
                     Partnership Interest
10.3         e       Supplement to the Amended and Restated Agreement of Limited Partnership of
                     the Operating Partnership Establishing Series B Preferred Units of Limited
                     Partnership Interest
10.4         e       Supplement to the Amended and Restated Agreement of Limited Partnership of
                     the Operating Partnership Establishing Series C Preferred Units of Limited
                     Partnership Interest
10.5         e       Supplement to the Amended and Restated Agreement of Limited Partnership of
                     the Operating Partnership Establishing Series D Preferred Units of Limited
                     Partnership Interest
10.6         h       Supplement to the Amended and Restated Agreement of Limited Partnership of
                     the Operating Partnership Establishing Series B Common Units of Limited
                     Partnership Interest
10.7         h       Supplement to the Amended and Restated Agreement of Limited Partnership of
                     the Operating Partnership Establishing Series E Preferred Partnership Units of
                     Limited Partnership Interest
10.8         l       Supplement to the Amended and Restated Agreement of Limited Partnership of
                     the Operating Partnership Establishing the Series F Junior Participating Preferred
                     Partnership Units
10.9         d       Third Amended and Restated Agreement of Limited Partnership of Omni
                     Partners, L.P.
10.10        i       Amendment and Restatement of Employment and Noncompetition Agreement,
                     dated as of August 15, 2000, between the Registrant and Donald Rechler
10.11        i       Amendment and Restatement of Employment and Noncompetition Agreement,
                     dated as of August 15, 2000, between the Registrant and Scott Rechler
10.12        i       Amendment and Restatement of Employment and Noncompetition Agreement,
                     dated as of August 15, 2000, between the Registrant and Mitchell Rechler
10.13        i       Amendment and Restatement of Employment and Noncompetition Agreement,
                     dated as of August 15, 2000, between the Registrant and Gregg Rechler
10.14        i       Amendment and Restatement of Employment and Noncompetition Agreement,
                     dated as of August 15, 2000, between the Registrant and Roger Rechler
10.15        i       Amendment and Restatement of Employment and Noncompetition Agreement,
                     dated as of August 15, 2000, between the Registrant and Michael Maturo
10.16        i       Amendment and Restatement of Employment and Noncompetition Agreement,
                     dated as of August 15, 2000, between the Registrant and Jason Barnett
10.17        a       Purchase Option Agreements relating to the Reckson Option Properties
10.18        a       Purchase Option Agreements relating to the Other Option Properties
10.19        k       Amended and Restated 1995 Stock Option Plan
10.20        c       1996 Employee Stock Option Plan
10.21        b       Ground Leases for certain of the properties
10.22        a       Indemnity Agreement relating to 100 Oser Avenue
10.23        k       Amended and Restated 1997 Stock Option Plan
10.24        d       1998 Stock Option Plan
10.25        i       Amendment and Restatement of Severance Agreement, dated as of August 15,
                     2000, between the Registrant and Donald Rechler
10.26        i       Amendment and Restatement of Severance Agreement, dated as of August 15,
                     2000, between the Registrant and Scott Rechler
10.27        i       Amendment and Restatement of Severance Agreement, dated as of August 15,
                     2000, between the Registrant and Mitchell Rechler
10.28        i       Amendment and Restatement of Severance Agreement, dated as of August 15,
                     2000, between the Registrant and Gregg Rechler
10.29        i       Amendment and Restatement of Severance Agreement, dated as of August 15,
                     2000, between the Registrant and Roger Rechler
10.30        i       Amendment and Restatement of Severance Agreement, dated as of August 15,
                     2000, between the Registrant and Michael Maturo
10.31        i       Amendment and Restatement of Severance Agreement, dated as of August 15,
                     2000, between the Registrant and Jason Barnett
10.32        h       Amended and Restated Credit Agreement dated as of August 4, 1999 between
                     Reckson Service Industries, Inc., as borrower, and the Operating Partnership, as
                     Lender, relating to Reckson Strategic Venture Partners, LLC ("RSVP Credit
                     Agreement")



EXHIBIT     FILING
NUMBER     REFERENCE                                        DESCRIPTION
---------- ----------- -------------------------------------------------------------------------------------
10.33          h       Amended and Restated Credit Agreement dated as of August 4, 1999 between
                       Reckson Service Industries, Inc., as borrower, and the Operating Partnership, as
                       Lender, relating to the operations of Reckson Service Industries, Inc. ("RSI Credit
                       Agreement")
10.34          h       Letter Agreement, dated November 30, 1999, amending the RSVP Credit
                       Agreement and the RSI Credit Agreement
10.35          m       Second Amendment to the Amended and Restated Credit Agreement, dated
                       March 30, 2001, between the Operating Partnership and FrontLine Capital Group
10.36          n       Loan Agreement, dated as of June 1, 2001, between 1350 LLC, as Borrower, and
                       Secore Financial Corporation, as Lender
10.37          n       Loan Agreement, dated as of July 18, 2001, between Metropolitan 919 3rd Avenue,
                       LLC, as Borrower, and Secore Financial Corporation, as Lender
10.38          i       Operating Agreement dated as of September 28, 2000 between Reckson Tri-State
                       Member LLC (together with its permitted successors and assigns) and TIAA
                       Tri-State LLC
10.39          l       Agreement of Spreader, Consolidation and Modification of Mortgage Security
                       Agreement among Metropolitan 810 7th Ave., LLC, 100 Wall Company LLC and
                       Monumental Life Insurance Company
10.40          l       Consolidated, Amended and Restated Secured Promissory Note relating to
                       Metropolitan 810 7th Ave., LLC and 100 Wall Company LLC
10.41          p       Amended and Restated Operating Agreement of 919 JV LLC
10.42          r       2002 Stock Option Plan
10.43          s       Indemnification Agreement, dated as of May 23, 2002, between the Registrant and
                       Donald J. Rechler*
10.44          t       Second Amended and Restated Credit Agreement, dated as of December 30, 2002, among the Operating Partnership, the institutions from time to time party thereto as Lenders and JPMorgan Chase Bank, as Administrative Agent
10.45          t       Form of Guarantee Agreement to the Second Amended and Restated Credit
                       Agreement, between and among the Operating Partnership, the institutions from time to time party thereto as Lenders and JPMorgan Chase Bank, as
                       Administrative Agent
10.46          t       Form of Promissory Note to the Second Amended and Restated Credit
                       Agreement, between and among the Operating Partnership, the institutions from time to time party thereto as Lenders and JPMorgan Chase Bank, as
                       Administrative Agent
10.47          t       First Amendment to Second Amended and Restated Credit Agreement, dated as of January 24, 2003, among the Operating Partnership, JPMorgan Chase Bank, as
                       Administrative Agent for the institutions from time to time party thereto as
                       Lenders and Key Bank, N.A., as New Lender
10.48                  Long-Term Incentive Award Agreement, dated March 13, 2003, between the
                       Registrant and Scott H. Rechler**
10.49                  Award Agreement, dated November 14, 2002, between the Registrant and
                       Scott H. Rechler***
10.50                  Award Agreement, dated March 13, 2003, between the Registrant and Scott
                       H. Rechler****
12.1                   Statement of Ratios of Earnings to Fixed Charges
21.1                   Statement of Subsidiaries
23.1                   Consent of Independent Auditors
24.1                   Power of Attorney (included in Part IV of the Form 10-K)
99.1                   Certification of Donald J. Rechler, Co-Chief Executive Officer of the Registrant,
                       pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
99.2                   Certification of Scott H. Rechler, Co-Chief Executive Officer of the Registrant,
                       pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
99.3                   Certification of Michael Maturo, Executive Vice President, Treasurer and Chief
                       Financial Officer of the Registrant, pursuant to Section 1350 of Chapter 63 of Title
                       18 of the United States Code

-----------------------

(a)       Previously filed as an exhibit to the Registrant's Registration Statement Form S-11 (No. 333-1280)
          and incorporated herein by reference.
(b)       Previously filed as an exhibit to the Registrant's Registration Statement Form S-11 (No. 33-84324)
          and incorporated herein by reference.
(c)       Previously filed as an exhibit to the Registrant's Form 8-K report filed with the SEC on November 25,
          1996 and incorporated herein by reference.
(d)       Previously filed as an exhibit to the Registrant's Form 10-K filed with the SEC on March 26, 1998 and incorporated herein by reference.
(e)       Previously filed as an exhibit to the Registrant's Form 8-K report filed with the SEC on March 1,
          1999 and incorporated herein by reference.
(f)       Previously filed as an exhibit to the Registrant's Form 8-K filed with SEC on March 26, 1999 and incorporated herein by reference.
(g)       Previously filed as an exhibit to the Registrant's Form 8-K filed with SEC on June 7, 1999 and incorporated herein by reference.
(h)       Previously filed as an exhibit to the Registrant's Form 10-K filed with the SEC on March 17, 2000 and incorporated herein by reference.
(i)       Previously filed as an exhibit to the Registrant's Form 8-K filed with the SEC on October 17, 2000 and incorporated herein by reference.
(j)       Previously filed as an exhibit to the Registrant's Form S-4 (No. 333-74285) and incorporated herein by reference.
(k)       Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on November 13, 2001 and incorporated herein by reference.
(l)       Previously filed as an exhibit to the Registrant's Form 10-K filed with the SEC on March 21, 2001 and incorporated herein by reference.
(m)       Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on May 14, 2001 and incorporated herein by reference.
(n)       Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on August 14, 2001 and incorporated herein by reference.
(o)       Included as an exhibit to Exhibit 4.7.
(p)       Previously filed as an exhibit to the Registrant's Form 8-K filed with the SEC on January 8, 2002 and incorporated herein by reference.
(q)       Previously filed as an exhibit to the Registrant's Form 8-K filed with the SEC on June 18, 2002 and incorporated herein by reference.
(r)       Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on August 14, 2002 and incorporated herein by reference.
(s)       Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on November 12, 2002 and incorporated herein by reference.
(t)       Previously filed as an exhibit to the Registrant's Current Report on 8-K filed with the SEC on
          January 27, 2003 and incorporated herein by reference.
*         Each of Scott H. Rechler, Mitchell D. Rechler, Gregg M. Rechler, Michael Maturo, Roger M.
          Rechler, Jason M. Barnett, Herve A. Kevenides, John V.N. Klein, Lewis S. Ranieri and Conrad D.
          Stephenson has entered into an Indemnification Agreement with the Registrant, dated May 23, 2002.
          Each of Ronald H. Menaker and Peter Quick has entered into an Indemnification Agreement with the Registrant dated May 1, 2002. These Agreements are identical in all material respects to the
          Indemnification Agreement for Donald J. Rechler filed herewith.
**        Each of Donald J. Rechler, Mitchell D. Rechler, Gregg M. Rechler, Michael Maturo, Roger M.
          Rechler and Jason M. Barnett has entered into a Long-Term Incentive Award Agreement with the
          Registrant, dated March 13, 2003. These Agreements are identical in all material respects to the
          Long-Term Incentive Award Agreement for Scott H. Rechler filed herewith.
***       Each of Donald J. Rechler, Mitchell D. Rechler, Gregg M. Rechler, Michael Maturo and Roger M.
          Rechler has been awarded certain rights to shares of Class A common stock of the Registrant, pursuant to award agreements dated November 14, 2002. These Agreements are identical in all material respects to the Agreement for Scott H. Rechler filed herewith, except that Donald J. Rechler received rights to 46,983 shares each of Mitchell D. Rechler, Gregg M. Rechler and Michael Maturo
          received rights to 27,588 shares and Roger M. Rechler received rights to 25,530 shares.
****      Each of Donald J. Rechler, Mitchell D. Rechler, Gregg M. Rechler, Michael Maturo, Roger M. Rechler
          and Jason M. Barnett has been awarded certain rights to shares of Class A common stock of the
          Registrant pursuant to award agreements dated March 13, 2003. These Agreements are identical in all material respects to the Agreement for Scott H. Rechler filed herewith.

REPORTS ON FORM 8-K:

On November 5, 2002, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit supplemental operating and financial data for the quarter ended September 30, 2002.

On November 6, 2002, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit its third quarter presentation.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2003.

                                                 RECKSON ASSOCIATES REALTY CORP.

                                                 By: /s/ Donald J. Rechler
                                                 ------------------------------
                                                 Donald J. Rechler,
                                                 Chairman of the Board and
                                                   Co-Chief Executive Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2003.

       SIGNATURE                          TITLE                           SIGNATURE              TITLE
-----------------------      -------------------------------      ------------------------      --------
/s/ Donald J. Rechler        Chairman of the Board,               /s/ Ronald Menaker            Director
-----------------------        Co-Chief Executive Officer         ------------------------
    Donald J. Rechler          and Director (Principal                Ronald Menaker
                               Executive Officer)

/s/ Scott H. Rechler         Co-Chief Executive Officer           /s/ Peter Quick               Director
-----------------------         and Director                      ------------------------
    Scott H. Rechler                                                  Peter Quick

/s/ Mitchell D. Rechler      Co-President, Chief                  /s/ Herve A. Kevenides        Director
 ----------------------        Administrative Officer and         ------------------------
    Mitchell D. Rechler        Director                               Herve A. Kevenides

/s/ Gregg M. Rechler         Co-President, Chief                  /s/ John V.N. Klein           Director
-----------------------        Operating Officer and              ------------------------
    Gregg M. Rechler           Director                               John V.N. Klein

/s/ Michael Maturo           Executive Vice President,            /s/ Lewis S. Ranieri          Director
-----------------------         Treasurer and Chief               ------------------------
    Michael Maturo              Financial Officer (Principal          Lewis S. Ranieri
                                Financial Officer and
                                Principal Accounting
                                Officer)

/s/ Roger M. Rechler         Executive Vice President,            /s/ Conrad D. Stephenson      Director
-----------------------        Vice-Chairman of the               ------------------------
    Roger M. Rechler           Board and Director                     Conrad D. Stephenson

                                 CERTIFICATION

I, Donald J. Rechler, certify that:

1. I have reviewed this annual report on Form 10-K of Reckson Associates Realty Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;


4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

                                        /s/ Donald J. Rechler
                                        --------------------------
                                        Donald J. Rechler
                                        Co-Chief Executive Officer

                                 CERTIFICATION

I, Scott H. Rechler, certify that:

1. I have reviewed this annual report on Form 10-K of Reckson Associates Realty Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

                                        /s/ Scott H. Rechler
                                   -------------------------------
                                        Scott H. Rechler
                                        Co-Chief Executive Officer

                                  CERTIFICATION

I, Michael Maturo, certify that:

1. I have reviewed this annual report on Form 10-K of Reckson Associates Realty Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

                                        /s/ Michael Maturo
                                        -----------------------------------
                                        Michael Maturo
                                        Executive Vice President, Treasurer
                                        and Chief Financial Officer

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

Reckson Associates Realty Corp.

     We have audited the accompanying consolidated balance sheets of Reckson Associates Realty Corp. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. We have also audited the financial statement schedule listed in the index at item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reckson Associates Realty Corp. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        ERNST & YOUNG LLP

New York, New York
February 27, 2003

                        RECKSON ASSOCIATES REALTY CORP.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                        2002              2001
                                                                                     -----------      -----------
ASSETS
Commercial real estate properties, at cost: (Notes 2, 3, 5 and 6)
 Land ..........................................................................     $   418,040      $   408,837
 Buildings and improvements ....................................................       2,415,252        2,328,374
Developments in progress:
 Land ..........................................................................          92,924           69,365
 Development costs .............................................................          28,311           74,303
Furniture, fixtures and equipment ..............................................          13,595            7,725
                                                                                     -----------      -----------
                                                                                       2,968,122        2,888,604
   Less accumulated depreciation ...............................................        (454,018)        (361,960)
                                                                                     -----------      -----------
                                                                                       2,514,104        2,526,644
Investments in real estate joint ventures ......................................           6,116            5,744
Investment in mortgage notes and notes receivable (Note 6) .....................          54,547           56,234
Cash and cash equivalents (Note 9) .............................................          30,827          121,975
Tenant receivables .............................................................          14,050            9,633
Investments in service companies and affiliate loans and joint ventures (Note 8)          73,332           79,184
Deferred rents receivable ......................................................         107,366           81,089
Prepaid expenses and other assets ..............................................          37,235           45,495
Contract and land deposits and pre-acquisition costs ...........................             240            3,782
Deferred leasing and loan costs, less accumulated amortization of $48,049 and
 $41,411, respectively .........................................................          70,103           64,438
                                                                                     -----------      -----------
    Total Assets ...............................................................     $ 2,907,920      $ 2,994,218
                                                                                     ===========      ===========
LIABILITIES
Mortgage notes payable (Note 2) ................................................     $   740,012      $   751,077
Unsecured credit facility (Note 3) .............................................         267,000          271,600
Senior unsecured notes (Note 4) ................................................         499,305          449,463
Accrued expenses and other liabilities .........................................          93,783           87,683
Dividends and distributions payable ............................................          31,575           32,988
                                                                                     -----------      -----------
    Total Liabilities ..........................................................       1,631,675        1,592,811
                                                                                     -----------      -----------
Minority partners' interests in consolidated partnerships ......................         242,934          242,698
Preferred unit interest in the operating partnership ...........................          19,662           30,965
Limited partners' minority interest in the operating partnership ...............          71,420           81,887
                                                                                     -----------      -----------
                                                                                         334,016          355,550
                                                                                     -----------      -----------
Commitments and contingencies (Notes 9,10 and 13) ..............................              --               --
STOCKHOLDERS' EQUITY (NOTE 7)
Preferred Stock, $.01 par value, 25,000,000 shares authorized
 Series A preferred stock, 8,834,500 and 9,192,000 shares issued and
 outstanding, respectively .....................................................              88               92
 Series B preferred stock, 2,000,000 shares issued and outstanding .............              20               20
Common Stock, $.01 par value, 100,000,000 shares authorized
 Class A common stock, 48,246,083 and 49,982,377 shares issued and
   outstanding, respectively ...................................................             482              500
 Class B common stock, 9,915,313 and 10,283,513 shares issued and
   outstanding, respectively ...................................................              99              103
Treasury Stock, Class A common, 2,698,400 and 0 shares, respectively and
 Class B common, 368,200 and 0 shares, respectively ............................         (63,954)              --
Additional paid in capital .....................................................       1,005,494        1,045,142
                                                                                     -----------      -----------
    Total Stockholders' Equity .................................................         942,229        1,045,857
                                                                                     -----------      -----------
    Total Liabilities and Stockholders' Equity .................................     $ 2,907,920      $ 2,994,218
                                                                                     ===========      ===========

                (see accompanying notes to financial statements)

                        RECKSON ASSOCIATES REALTY CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                            FOR THE YEAR
                                                                                               ENDED
                                                                                            DECEMBER 31,
                                                                                            ------------
                                                                                                2002
                                                                                            ------------
REVENUES (NOTE 10):
Property operating revenues:
 Base Rents ..............................................................................  $    437,393
 Tenant escalations and reimbursements ...................................................        60,689
                                                                                            ------------
Total property operating revenues ........................................................       498,082
Interest income on mortgage notes and notes receivable (including $4,287, $4,196 and
 $5,237, respectively from related properties)............................................         6,279
Investment and other income (including $85, $5,164 and $21,455, respectively from
 related parties) ........................................................................         1,731
                                                                                            ------------
 Total revenues ..........................................................................       506,092
                                                                                            ------------
EXPENSES:
Property operating expenses ..............................................................       175,041
Marketing, general and administrative ....................................................        31,578
Interest .................................................................................        88,585
Depreciation and amortization ............................................................       112,341
                                                                                            ------------
 Total expenses ..........................................................................       407,545
                                                                                            ------------
Income before minority interests, preferred dividends and distributions, equity in earnings of real estate joint ventures and service companies, gain on sales of real
 estate, valuation reserves, discontinued operations and extraordinary loss ..............        98,547
Minority partners' interests in consolidated partnerships ................................       (18,730)
Limited partners' minority interest in the operating partnership .........................        (6,238)
Distributions to preferred unit holders ..................................................        (1,288)
Equity in earnings of real estate joint ventures and service companies (including $465,
 $1,450 and $2,792, respectively from related parties)....................................         1,113
Gain on sales of real estate (Note 6) ....................................................           537
Valuation reserves on investments in affiliate loans and joint ventures and other
 investments (Notes 8 and 13) ............................................................            --
                                                                                            ------------
Income (loss) before discontinued operations, extraordinary loss and dividends to
 preferred shareholders loss .............................................................        73,941
Discontinued operations (net of limited partners' minority interest):
 Income from discontinued operations .....................................................           495
 Gain on sales of real estate ............................................................         4,267
                                                                                            ------------
Income (loss) before extraordinary loss and dividends to preferred shareholders ..........        78,703
Extraordinary loss on extinguishment of debts (net of limited partners' minority                  (2,335)
                                                                                            ------------
  interest)
Net Income (loss) ........................................................................        76,368
Dividends to preferred shareholders ......................................................       (21,835)
                                                                                            ------------
Net income (loss) allocable to common shareholders .......................................  $     54,533
                                                                                            ============
Net income (loss) allocable to:
 Class A common shareholders .............................................................  $     41,604
 Class B common shareholders .............................................................        12,929
                                                                                            ------------
Total ....................................................................................  $     54,533
                                                                                            ============
Basic net income (loss) per weighted average common share:
 Class A common ..........................................................................  $        .79
 Gain on sales of real estate ............................................................           .01
 Discontinued operations .................................................................           .07
 Extraordinary loss ......................................................................          (.03)
                                                                                            ------------
 Basic net income (loss) per Class A common ..............................................  $        .84
                                                                                            ============
 Class B common ..........................................................................  $       1.21
 Gain on sales of real estate ............................................................           .01
 Discontinued operations .................................................................           .11
 Extraordinary loss ......................................................................          (.05)
                                                                                            ------------
 Basic net income (loss) per Class B common ..............................................  $       1.28
                                                                                            ============
Basic weighted average common shares outstanding:
 Class A common ..........................................................................    49,669,000
 Class B common ..........................................................................    10,122,000
Diluted net income (loss) per weighted average common share:
 Class A common ..........................................................................  $        .83
 Class B common ..........................................................................  $        .90
Diluted weighted average common shares outstanding:
 Class A common ..........................................................................    49,968,000
 Class B common ..........................................................................    10,122,000
                                                                                                 FOR THE YEAR ENDED
                                                                                                     DECEMBER 31,
                                                                                            ---------------------------
                                                                                                2001           2000
                                                                                            -----------    ------------
REVENUES (NOTE 10):
Property operating revenues:
 Base Rents ..............................................................................  $   434,671    $    394,019
 Tenant escalations and reimbursements ...................................................       59,538          54,470
                                                                                            -----------    ------------
Total property operating revenues ........................................................      494,209         448,489
Interest income on mortgage notes and notes receivable (including $4,287, $4,196 and
 $5,237, respectively from related properties)............................................        6,238           8,212
Investment and other income (including $85, $5,164 and $21,455, respectively from
 related parties) ........................................................................       14,199          26,597
                                                                                            -----------    ------------
 Total revenues ..........................................................................      514,646         483,298
                                                                                            -----------    ------------
EXPENSES:
Property operating expenses ..............................................................      167,291         156,103
Marketing, general and administrative ....................................................       30,553          27,179
Interest .................................................................................       93,070          96,335
Depreciation and amortization ............................................................      102,108          91,809
                                                                                            -----------    ------------
 Total expenses ..........................................................................      393,022         371,426
                                                                                            -----------    ------------
Income before minority interests, preferred dividends and distributions, equity in earnings of real estate joint ventures and service companies, gain on sales of real
 estate, valuation reserves, discontinued operations and extraordinary loss ..............      121,624         111,872
Minority partners' interests in consolidated partnerships ................................      (15,975)         (9,120)
Limited partners' minority interest in the operating partnership .........................        5,878         (11,574)
Distributions to preferred unit holders ..................................................       (2,111)         (2,641)
Equity in earnings of real estate joint ventures and service companies (including $465,
 $1,450 and $2,792, respectively from related parties)....................................        2,087           4,383
Gain on sales of real estate (Note 6) ....................................................       20,173          18,669
Valuation reserves on investments in affiliate loans and joint ventures and other
 investments (Notes 8 and 13) ............................................................     (166,101)             --
                                                                                            -----------    ------------
Income (loss) before discontinued operations, extraordinary loss and dividends to
 preferred shareholders loss .............................................................      (34,425)        111,589
Discontinued operations (net of limited partners' minority interest):
 Income from discontinued operations .....................................................        1,019           1,208
 Gain on sales of real estate ............................................................           --              --
                                                                                            -----------    ------------
Income (loss) before extraordinary loss and dividends to preferred shareholders ..........      (33,406)        112,797
Extraordinary loss on extinguishment of debts (net of limited partners' minority
  interest) ..............................................................................       (2,595)         (1,396)
                                                                                            -----------    ------------
Net Income (loss) ........................................................................      (36,001)        111,401
Dividends to preferred shareholders ......................................................      (21,866)        (25,371)
                                                                                            -----------    ------------
Net income (loss) allocable to common shareholders .......................................  $   (57,867)   $     86,030
                                                                                            ===========    ============
Net income (loss) allocable to:
 Class A common shareholders .............................................................  $   (44,243)   $     62,989
 Class B common shareholders .............................................................      (13,624)         23,041
                                                                                            -----------    ------------
Total ....................................................................................  $   (57,867)   $     86,030
                                                                                            ===========    ============
Basic net income (loss) per weighted average common share:
 Class A common ..........................................................................  $     (1.19)   $       1.19
 Gain on sales of real estate ............................................................          .29             .28
 Discontinued operations .................................................................          .02             .02
 Extraordinary loss ......................................................................         (.04)           (.03)
                                                                                            -----------    ------------
 Basic net income (loss) per Class A common ..............................................  $      (.92)   $       1.46
                                                                                            ===========    ============
 Class B common ..........................................................................  $     (1.70)   $       1.82
 Gain on sales of real estate ............................................................          .42             .43
 Discontinued operations .................................................................          .02             .03
 Extraordinary loss ......................................................................         (.06)           (.04)
                                                                                            -----------    ------------
 Basic net income (loss) per Class B common ..............................................  $     (1.32)   $       2.24
                                                                                            ===========    ============
Basic weighted average common shares outstanding:
 Class A common ..........................................................................   48,121,000      43,070,000
 Class B common ..........................................................................   10,284,000      10,284,000
Diluted net income (loss) per weighted average common share:
 Class A common ..........................................................................  $      (.92)   $       1.45
 Class B common ..........................................................................  $     (1.32)   $       1.59
Diluted weighted average common shares outstanding:
 Class A common ..........................................................................   48,121,000      43,545,000
 Class B common ..........................................................................   10,284,000      10,284,000

                (see accompanying notes to financial statements)

                         RECKSON ASSOCIATES REALTY CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                     PREFERRED STOCK         COMMON STOCK
                                   -------------------    --------------------
                                   SERIES A   SERIES B    CLASS A     CLASS B
                                   --------   --------    --------    --------
Stockholders' equity
 January 1, 2000 ................    $ 92      $  60       $ 404       $ 103
Conversion of Series B
 Preferred Stock ................      --        (40)         42          --
Redemption of OP Units ..........      --         --          --          --
Net proceeds from long term
 compensation issuances .........      --         --           8          --
Net income ......................      --         --          --          --
Dividends and distributions
 paid and payable ...............      --         --          --          --
                                     ----      -----       -----       -----
Stockholders' equity
 December 31, 2000 ..............      92         20         454         103
Issuance of OP Units ............      --         --          --          --
Redemption of OP Units ..........      --         --           6          --
Net proceeds from long term
 compensation issuances .........      --         --           5          --
Issuance of Class A common
 stock ..........................      --         --          35          --
Repurchases of Class A
 common stock ...................      --         --          --          --
Net loss ........................      --         --          --          --
Dividends and distributions
 paid and payable ...............      --         --          --          --
                                     ----      -----       -----       -----
Stockholders' equity
 December 31, 2001 ..............      92         20         500         103
Issuance of OP Units ............      --         --          --          --
Redemption of OP Units ..........      --         --           7          --
Net proceeds from long term
 compensation issuances .........      --         --          (2)         --
Issuance of Class A common
 stock ..........................      --         --           4          --
Repurchases of Class A and
 Class B common stock ...........      --         --         (27)         (4)
Repurchases of Series A
 preferred stock ................      (4)        --          --          --
Net income ......................      --         --          --          --
Dividends and distributions
 paid and payable ...............      --         --          --          --
                                     ----      -----       -----       -----
Stockholders' equity
 December 31, 2002 ..............    $ 88      $  20       $ 482       $  99
                                     ====      =====       =====       =====
                                                                                               LIMITED
                                                   ADDITIONAL                     TOTAL       PARTNERS'
                                     TREASURY       PAID IN       RETAINED    STOCKHOLDERS'   MINORITY
                                       STOCK        CAPITAL       EARNINGS        EQUITY      INTEREST
                                    ----------    -----------    ----------   -------------   ---------
Stockholders' equity
 January 1, 2000 ................   $       --    $ 1,116,297    $       --    $ 1,116,956    $  90,986
Conversion of Series B
 Preferred Stock ................           --         (6,765)           --         (6,763)       6,763
Redemption of OP Units ..........           --             --            --             --         (125)
Net proceeds from long term
 compensation issuances .........           --          6,656            --          6,664           --
Net income ......................           --             --        86,030         86,030       11,494
Dividends and distributions
 paid and payable ...............           --         (4,198)      (86,030)       (90,228)     (11,765)
                                    ----------    -----------    ----------    -----------    ---------
Stockholders' equity
 December 31, 2000 ..............           --      1,111,990            --      1,112,659       97,353
Issuance of OP Units ............           --             --            --             --       11,557
Redemption of OP Units ..........           --         15,412            --         15,418      (15,577)
Net proceeds from long term
 compensation issuances .........           --          6,423            --          6,428           --
Issuance of Class A common
 stock ..........................           --         77,777            --         77,812        7,188
Repurchases of Class A
 common stock ...................           --         (1,421)           --         (1,421)          --
Net loss ........................           --             --       (57,867)       (57,867)      (6,030)
Dividends and distributions
 paid and payable ...............           --       (165,039)       57,867       (107,172)     (12,604)
                                    ----------    -----------    ----------    -----------    ---------
Stockholders' equity
 December 31, 2001 ..............           --      1,045,142            --      1,045,857       81,887
Issuance of OP Units ............           --          5,274            --          5,274        6,135
Redemption of OP Units ..........           --          7,148            --          7,155       (7,173)
Net proceeds from long term
 compensation issuances .........           --          3,988            --          3,986           --
Issuance of Class A common
 stock ..........................           --          7,065            --          7,069           --
Repurchases of Class A and
 Class B common stock ...........      (63,954)            --            --        (63,985)      (2,738)
Repurchases of Series A
 preferred stock ................           --         (7,041)           --         (7,045)        (924)
Net income ......................           --             --        54,533         54,533        6,682
Dividends and distributions
 paid and payable ...............           --        (56,082)      (54,533)      (110,615)     (12,449)
                                    ----------    -----------    ----------    -----------    ---------
Stockholders' equity
 December 31, 2002 ..............   $  (63,954)   $ 1,005,494    $       --    $   942,229    $  71,420
                                    ==========    ===========    ==========    ===========    =========

                (see accompanying notes to financial statements)

                         RECKSON ASSOCIATES REALTY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                                       ---------------------------------------
                                                                                          2002           2001          2000
                                                                                       ----------     ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) ...................................................................  $   76,368     $  (36,001)   $  111,401
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization .......................................................     112,341        102,108        91,809
Extraordinary loss, net of limited partners' minority interest ......................       2,335          2,595         1,396
Minority partners' interests in consolidated partnerships ...........................      18,730         15,975         9,120
Limited partners' minority interest in the operating partnership ....................       6,238         (5,878)       11,574
Gain on sales of real estate, securities and mortgage repayment .....................      (4,804)       (19,199)      (17,836)
Valuation reserves on investments in affiliate loans and joint ventures and other
 investments ........................................................................          --        166,101            --
Equity in earnings of real estate joint ventures and service companies ..............      (1,113)        (2,087)       (4,383)
Changes in operating assets and liabilities:
Deferred rents receivable ...........................................................     (26,277)       (38,186)      (35,798)
Prepaid expenses and other assets ...................................................       4,870         (4,925)       (9,582)
Tenant and affiliate receivables ....................................................      (4,417)         1,878        (6,394)
Accrued expenses and other liabilities ..............................................      11,878          3,607        17,857
                                                                                       ----------     ----------    ----------
Net cash provided by operating activities ...........................................     196,149        185,988       169,164
                                                                                       ----------     ----------    ----------
CASH FLOWS FROM INVESTMENT ACTIVITIES:
Purchases of commercial real estate properties ......................................          --             --      (190,548)
Increase in contract and land deposits and pre-acquisition costs ....................          --         (3,267)       (2,023)
Additions to developments in progress ...............................................     (41,896)        (8,260)      (13,392)
Additions to commercial real estate properties ......................................     (48,052)      (152,074)      (89,818)
Payment of deferred leasing costs ...................................................     (16,414)       (10,513)      (24,082)
Distributions from investments in real estate joint ventures ........................         276             82           368
Acquisition of controlling interests in service companies ...........................        (122)            --            --
Additions to furniture, fixtures and equipment ......................................      (2,414)          (635)         (742)
Investments in affiliate joint ventures .............................................          --        (25,056)      (10,780)
Proceeds from redemption of preferred securities ....................................       1,528         35,700        19,903
Proceeds from sales of real estate, securities and mortgage note receivable
 repayments .........................................................................      22,022         76,503        49,810
                                                                                       ----------     ----------    ----------
Net cash used in investing activities ...............................................     (85,072)       (87,520)     (261,304)
                                                                                       ----------     ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured borrowings ....................................................          --        325,000       297,163
Principal payments on secured borrowings ............................................     (11,065)      (302,894)      (27,367)
Proceeds from issuance of senior unsecured notes, net of issuance costs .............      49,432             --            --
Payment of loan and equity issuance costs ...........................................      (1,568)        (6,252)      (11,649)
Investments in affiliate loans and service companies ................................          --        (12,388)      (12,516)
Proceeds from unsecured credit facility .............................................     158,000        153,000       689,600
Principal payments on unsecured credit facility .....................................    (162,600)       (98,000)     (845,600)
Repurchases of common stock .........................................................     (66,723)        (1,421)           --
Repurchase of Series A preferred stock ..............................................      (7,969)            --            --
Proceeds from issuance of common stock and exercise of options, net of
 issuance costs .....................................................................       6,310          2,813         4,010
Contributions by minority partners in consolidated partnerships .....................       1,343        101,832       135,975
Distributions to minority partners in consolidated partnerships .....................     (20,051)       (16,458)      (12,632)
Distributions to limited partners in the operating partnership ......................     (12,540)       (12,395)      (11,654)
Distributions to preferred unit holders .............................................      (1,320)        (2,231)       (2,641)
Dividends to common shareholders ....................................................    (111,525)      (103,118)      (87,437)
Dividends to preferred shareholders .................................................     (21,949)       (21,824)      (26,637)
                                                                                       ----------     ----------    ----------
Net cash (used in) provided by financing activities .................................    (202,225)         5,664        88,615
                                                                                       ----------     ----------    ----------
Net increase (decrease) in cash and cash equivalents ................................     (91,148)       104,132        (3,525)
Cash and cash equivalents at beginning of period ....................................     121,975         17,843        21,368
                                                                                       ----------     ----------    ----------
Cash and cash equivalents at end of period ..........................................  $   30,827     $  121,975    $   17,843
                                                                                       ==========     ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, including interest capitalized ............  $   98,083     $  105,087    $  106,106
                                                                                       ==========     ==========    ==========

                (see accompanying notes to financial statements)

                         RECKSON ASSOCIATES REALTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


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

     The Company became the sole general partner of Reckson Operating Partnership, L.P. (the "Operating Partnership") by contributing substantially all of the net proceeds of the IPO, in exchange for an approximate 73% interest in the Operating Partnership. All Properties acquired by the Company are held by or through the Operating Partnership. In conjunction with the IPO, the Operating Partnership executed various option and purchase agreements whereby it issued common units of limited partnership interest in the Operating Partnership ("OP Units") to certain continuing investors and assumed certain indebtedness in exchange for (i) interests in certain property partnerships,
(ii) fee simple and leasehold interests in properties and development land,
(iii) certain other business assets and (iv) 100% of the non-voting preferred stock of the management and construction companies. The Company's ownership percentage in the Operating Partnership was approximately 89.5% and 89.2% at December 31, 2002 and 2001, respectively.

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002. The Operating Partnership's investments in majority owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners' interest. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest. Such investments are also reflected in the accompanying financial statements on the equity method of accounting. The operating results of Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction Group New York, Inc. and Reckson Construction Group, Inc. (collectively, the "Service Companies"), in which the Operating Partnership owned a 97% non-controlling interest are reflected in the accompanying financial statements on the equity method of accounting through September 30, 2002. On October 1, 2002, the Operating Partnership acquired the remaining 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. As a result, the Operating Partnership commenced consolidating the operations of the Service Companies. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     Minority partners' interests in consolidated partnerships represent a 49% non-affiliated interest in RT Tri-State LLC, owner of a nine property suburban office portfolio, a 40% non-affiliated interest in Omni Partners, L.P., owner of a 579,000 square foot suburban office property and beginning December 21, 2001, a 49% non-affiliated interest in Metropolitan 919 Third Avenue, LLC, owner of the property located at 919 Third Avenue, New York, NY. Limited partners' minority interest in the Operating Partnership was approximately 10.5% and 10.8% at December 31, 2002 and 2001, respectively.

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

REAL ESTATE

     Land, buildings and improvements, furniture, fixtures and equipment are recorded at cost. Tenant improvements, which are included in buildings and improvements, are also stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Renovations and / or replacements, which improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.

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

     The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Company's net income, because taking an impairment results in an immediate negative adjustment to net income. In determining impairment, if any, the Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" (See Recent Accounting Pronouncements).

CASH EQUIVALENTS

     The Company considers highly liquid investments with a maturity of three months or less when purchased, to be cash equivalents.

     Tenant's lease security deposits aggregating approximately $5.6 million and $5.1 million at December 31, 2002 and 2001, respectively have been included in cash and cash equivalents on the accompanying balance sheets.

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

                         RECKSON ASSOCIATES REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

INCOME TAXES

     Commencing with its taxable year ended December 31, 1995, the Company elected to be taxed as a REIT under the Internal Revenue Code of 1986 (the "Code"). To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its stockholders. It is management's current intention to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable al ternative minimum tax) and may not be able to qualify as a REIT for the subsequent four taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through the Service Companies as taxable REIT subsidiaries are subject to federal, state and local income taxes. (See Note 14 for the Company's reconciliation of GAAP net income to taxable income, its reconciliation of cash distributions to the dividends paid deduction and its characterization of taxable distributions).

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

     Gain on sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale and the Company having no substantial continuing involvement with the buyer.

EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share" ("Statement No. 128") which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The conversion of OP Units into Class A common stock would not have a significant effect on per share amounts as the OP Units share proportionately with the Class A common stock in the results of the Operating Partnership's operations.

STOCK OPTIONS

     Effective January 1, 2002 the Company has elected to follow FASB Statement No. 123, "Accounting for Stock Based Compensation" ("Statement No. 123"). Statement No. 123 requires the use of option valuation models which determine the fair value of the option on the date of the grant. All future

                         RECKSON ASSOCIATES REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

employee stock option grants will be expensed over the options' vesting periods based on the fair value at the date of the grant in accordance with Statement No. 123. The Company expects minimal financial impact from the adoption of Statement No. 123. To determine the fair value of the stock options granted, the Company uses a Black-Scholes option pricing model. Historically, the Company had applied Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations in accounting for its stock option plans and reported pro forma disclosures in its Form 10-K filings by estimating the fair value of options issued and the related expense in accordance with Statement No. 123 (see Note 7). Accordingly, no compensation cost had been recognized for its stock option plans prior to the Company's adoption of Statement No. 123.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("Statement No. 148"). Statement No. 148 amends Statement No. 123 to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. Statement No. 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28. "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements.

     The following table sets forth the Company's pro forma information for its Class A common stockholders for the years ended December 31 (in thousands except earnings per share data):

                                                         2002            2001           2000
                                                       --------       ----------      --------
Net income (loss) as reported .....................    $ 41,604       $  (44,243)     $ 62,989
Add: Stock option expense included in net income
 (loss) ...........................................          94               --            --
Less: Stock option expense determined under fair
 value recognition method for all awards ..........        (495)            (476)         (318)
                                                       --------       ----------      --------
Pro forma net income (loss) .......................    $ 41,203       $  (44,719)     $ 62,671
                                                       ========       ==========      ========
Net income (loss) per share as reported:
 Basic ............................................    $    .84       $     (.92)     $   1.46
                                                       ========       ==========      ========
 Diluted ..........................................    $    .83       $     (.92)     $   1.45
                                                       ========       ==========      ========
Pro forma net income (loss) per share:
 Basic ............................................    $    .83       $     (.93)     $   1.46
                                                       ========       ==========      ========
 Diluted ..........................................    $    .82       $     (.93)     $   1.44
                                                       ========       ==========      ========

     The fair value for those options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rate of 3%, 5% and 5%; dividend yields of 7.38%, 7.52% and 7.31%; volatility factors of the expected market price of the Company's Class A common stock of .198 and a weighted-average expected life of the option of five years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

DERIVATIVE INVESTMENTS

     FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which became effective January 1, 2001 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a

                         RECKSON ASSOCIATES REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in accumulated other comprehensive income ("OCI") until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of January 1, 2001, the carrying value of the Company's derivatives equaled their fair value and as a result no cumulative effect changes were recorded. Additionally, as of June 30, 2001, the fair value of the Company's derivatives equaled approximately $3.7 million and was reflected in other assets and OCI on the Company's balance sheet. On July 18, 2001, the mortgage note payable to which these derivatives relate to was funded and their fair value at that time was approximately $676,000 less than their carrying value. This amount is being amortized to interest expense over the term of the mortgage note to which it relates. Because of the Company's minimal use of derivatives, the adoption of this Statement did not have a significant effect on earnings or the financial position of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

     In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"). Statement No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. It also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions related to the disposal of a segment of a business. The Company adopted Statement No. 144 on January 1, 2002. The adoption of this statement did not have a material effect on the results of operations or the financial position of the Company. The adoption of Statement No. 144 does not have an impact on net income (loss) allocable to common shareholders. Statement No. 144 only impacts the presentation of the results of operations and gain (loss) on sales of real estate for those properties sold during the period within the consolidated statements of operations.

     On January 1, 2002, the Company adopted the provisions of FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"). This statement makes significant changes to the accounting for business combinations, goodwill, and intangible assets. Among other provisions, Statement No. 142 requires that a portion of the purchase price of real estate acquisitions be assigned to the fair value of an intangible asset for above market operating leases or to an intangible liability for below market operating leases. Such intangible assets or liabilities are then required to be amortized into revenue over the remaining life of the respective leases. The adoption of this statement did not have an effect on the Company's results of operations or financial condition for the year ended December 31, 2002.

     In April 2002, the FASB issued Statement No. 145, ("Statement No. 145"), which rescinded Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt". Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company will adopt Statement No. 145 on January 1, 2003 which will result in a change to reported net income (loss).

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees", Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 significantly changes the current practice in the accounting for, and disclosure of, guarantees. Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment

                         RECKSON ASSOCIATES REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

under the guarantee is remote. The disclosure requirements within FIN 45 are effective for financial statements for annual or interim periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is currently evaluating the effects of FIN 45 on the Company's results of operations or financial condition.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which explains how to identify variable interest entities ("VIE") and how to assess whether to consolidate such entities. The provisions of this interpretation are immediately effective for VIE's formed after January 31, 2003. For VIE's formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003. Management has not yet determined whether any of its consolidated or unconsolidated subsidiaries represent VIE's pursuant to such interpretation. Such determination could result in a change in the Company's consolidation policy related to such entities.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2. MORTGAGE NOTES PAYABLE

     At December 31, 2002, there were 16 fixed rate mortgage notes payable with an aggregate outstanding principal amount of approximately $740.0 million. These mortgage notes are secured by properties with an aggregate carrying value at December 31, 2002 of approximately $1.5 billion and which are pledged as collateral against the mortgage notes payable. In addition, approximately $45.1 million of the $740.0 million is recourse to the Company. The mortgage notes bear interest at rates ranging from 6.45% to 10.10%, and mature between 2004 and 2027. The weighted average interest rates on the outstanding mortgage notes payable at December 31, 2002, 2001 and 2000 were approximately 7.3%, 7.3% and 7.8%, respectively. Certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and / or the Company.

     The following table sets forth the Company's mortgage notes payable at December 31, 2002, by scheduled maturity date (dollars in thousands):

                                                              PRINCIPAL       INTEREST      MATURITY         AMORTIZATION
                         PROPERTY                            OUTSTANDING        RATE          DATE           TERM (YEARS)
---------------------------------------------------------    -----------      --------   ---------------     -------------
80 Orville Drive, Islip, NY .............................     $   2,616        10.10%     February, 2004     Interest only
395 North Service Road, Melville, NY ....................        19,709         6.45%      October, 2005     $34 per month
200 Summit Lake Drive, Valhalla, NY .....................        19,373         9.25%      January, 2006           25
1350 Avenue of the Americas, NY, NY .....................        74,631         6.52%         June, 2006           30
Landmark Square, Stamford, CT (a) .......................        45,090         8.02%      October, 2006           25
100 Summit Lake Drive, Valhalla, NY .....................        19,101         8.50%        April, 2007           15
333 Earle Ovington Blvd., Mitchel Field, NY (b) .........        53,864         7.72%       August, 2007           25
810 Seventh Avenue, NY, NY ..............................        82,854         7.73%       August, 2009           25
100 Wall Street, NY, NY .................................        35,904         7.73%       August, 2009           25
6900 Jericho Turnpike, Syosset, NY ......................         7,348         8.07%         July, 2010           25
6800 Jericho Turnpike, Syosset, NY ......................        13,922         8.07%         July, 2010           25
580 White Plains Road, Tarrytown, NY ....................        12,685         7.86%    September, 2010           25
919 Third Avenue, NY, NY (c) ............................       246,651        6.867%       August, 2011           30
110 Bi-County Blvd., Farmingdale, NY ....................         3,635        9.125%     November, 2012           20
One Orlando Center, Orlando, FL (d) .....................        38,366         6.82%     November, 2027           28
120 West 45th Street, NY, NY (d) ........................        64,263         6.82%     November, 2027           28
                                                              ---------
Total / Weighted average ................................     $ 740,012         7.26%
                                                              =========

                         RECKSON ASSOCIATES REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. MORTGAGE NOTES PAYABLE - (CONTINUED)

(a)  Encompasses six Class A office properties.

(b) The Company has a 60% general partnership interest in this property and its proportionate share of the aggregate principal amount is approximately $32.3 million.

(c) The Company has a 51% membership interest in this property and its proportionate share of the aggregate principal amount is approximately $125.8 million.

(d) Subject to interest rate adjustment on November 1, 2004 to the greater of 8.82% per annum or the yield on noncallable U.S. Treasury obligations with a term of fifteen years plus 2% per annum.

     In addition, the Company has a 60% interest in an unconsolidated joint venture property. The Company's pro rata share of the mortgage debt at December 31, 2002 is approximately $7.5 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005.

     Scheduled principal repayments to be made during the next five years and thereafter, for mortgage notes payable outstanding at Decem-ber 31, 2002, are as follows (in thousands):

                           SCHEDULED      DUE AT
                           PRINCIPAL     MATURITY        TOTAL
                           ---------     ---------      ---------
   2003 ...............    $  12,300     $      --      $  12,300
   2004 ...............       13,169         2,616         15,785
   2005 ...............       14,167        18,553         32,720
   2006 ...............       13,785       129,920        143,705
   2007 ...............       11,305        60,539         71,844
   Thereafter .........      117,389       346,269        463,658
                           ---------     ---------      ---------
                           $ 182,115     $ 557,897      $ 740,012
                           =========     =========      =========

3. UNSECURED CREDIT FACILITY

     The Company currently has a three year $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp North America, Inc. and Wachovia Bank, National Association as co-documentation agents. The Credit Facility matures in December 2005, contains options for a one year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. In addition, borrowings under the Credit Facility are currently priced off LIBOR plus 90 basis points and the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership's unsecured credit rating the interests rates and facility fee are subject to change. The outstanding borrowings under the Credit Facility were $267.0 million at December 31, 2002.

     The Credit Facility replaced the Company's $575 million unsecured credit facility (the "Prior Facility" and together with the Credit Facility, the "Credit Facility"). As a result, certain deferred loan costs incurred in connection with the Prior Facility were written off and are reflected as an extraordinary loss in the accompanying consolidated statements of operations.

     The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At December 31, 2002, the Company had availability under the Credit Facility to borrow approximately an additional $203.0 million subject to compliance with certain financial covenants.

     The Company capitalized interest incurred on borrowings to fund certain development projects in the amount of $8.3 million, $10.2 million and $11.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

                         RECKSON ASSOCIATES REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


4. SENIOR UNSECURED NOTES

     As of December 31, 2002, the Operating Partnership had outstanding approximately $499.3 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures by scheduled maturity date (dollars in thousands):

                               FACE        COUPON
         ISSUANCE             AMOUNT        RATE        TERM          MATURITY
-------------------------    --------      -------    --------     ---------------
March 26, 1999 ..........    $100,000       7.40%     5 years      March 15, 2004
June 17, 2002 ...........    $ 50,000       6.00%     5 years      June 15, 2007
August 27, 1997 .........    $150,000       7.20%     10 years     August 28, 2007
March 26, 1999 ..........    $200,000       7.75%     10 years     March 15, 2009

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

     On June 17, 2002, the Operating Partnership issued $50 million of 6.00% (6.125% effective rate) Senior Unsecured Notes. Net proceeds of approximately $49.4 million received from this issuance were used to repay outstanding borrowings under the Prior Facility.

5. LAND LEASES, AIR RIGHTS AND OPERATING LEASES

     The Company leases, pursuant to noncancellable operating leases, the land on which twelve of its buildings were constructed. The leases, which contain renewal options, expire between 2009 and 2084. The leases either contain provisions for scheduled increases in the minimum rent at specified intervals or for adjustments to rent based upon the fair market value of the underlying land or other indexes at specified intervals. Minimum ground rent is recognized on a straight-line basis over the terms of the leases. The excess of amounts recognized over amounts contractually due is approximately $3.3 million and $3.0 million at December 31, 2002 and 2001, respectively. These amounts are included in accrued expenses and other liabilities on the accompanying balance sheets.

     In addition, the Company, through the acquisition of certain properties, is subject to two air rights lease agreements. These lease agreements have terms expiring between 2048 and 2073, including renewal options.

     Reckson Management Group, Inc. is subject to operating leases for certain of its management offices and warehouse storage space. These operating leases expire between 2003 and 2009. (see Note 8).

     Future minimum lease commitments relating to the land leases, air rights lease agreements and operating leases during the next five years and thereafter are as follows (in thousands):

       YEAR ENDED            LAND        AIR         OPERATING
      DECEMBER 31,          LEASES      RIGHTS         LEASES
-----------------------    --------     -------      ---------
   2003 ...............    $  2,707     $   369      $ 1,368
   2004 ...............       2,811         379        1,313
   2005 ...............       2,814         379        1,359
   2006 ...............       2,795         379        1,407
   2007 ...............       2,735         379        1,455
   Thereafter .........      43,276       4,280          683
                           --------     -------      -------
                           $ 57,138     $ 6,165      $ 7,585
                           ========     =======      =======

                         RECKSON ASSOCIATES REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. COMMERCIAL REAL ESTATE INVESTMENTS

     As of December 31, 2002, the Company owned and operated 75 office properties (inclusive of eleven office properties owned through joint ventures) comprising approximately 13.6 million square feet, 101 industrial properties comprising approximately 6.7 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area.

     The Company also owns approximately 338 acres of land in 14 separate parcels of which the Company can develop approximately 3.2 million square feet of office space and approximately 470,000 square feet of industrial / R&D space. Included in these development parcels is 52.7 acres of land located in Valhalla, NY which the Company acquired in April 2002 for approximately $23.8 million and which it can develop approximately 875,000 square feet of office space. The Company currently owns and operates three buildings encompassing approximately 700,000 square feet in the same office park in which this land parcel is located. This acquisition was financed in part from the sales proceeds of an office property being held by a qualified intermediary for the purposes of an exchange of real property pursuant to Section 1031 of the Code and from an advance under the Credit Facility. The Company is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of December 31, 2002, the Company had invested approximately $121.2 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values. The Company has capitalized approximately $10.5 million for the year ended December 31, 2002 related to real estate taxes, interest and other carrying costs related to these development projects.

     During February 2003, the Company, through Reckson Construction Group, Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, N.Y. and has been retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction is scheduled to close during the first quarter of 2003 and construction of the aforementioned office building is scheduled to commence shortly thereafter.

     The Company holds a $17.0 million note receivable which bears interest at 11.5% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, N.Y. (the "Omni Note"). The Company currently owns a 60% majority partnership interest in Omni Partners, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. The Company also holds three other notes receivable aggregating $36.5 million which bear interest at rates ranging from 10.5% to 12% per annum and are secured in part by a minority partner's preferred unit interest in the Operating Partnership, certain interest in real property and a personal guaranty (the "Other Notes" and collectively with the Omni Note, the "Note Receivable Investments"). As of December 31, 2002, management has made subjective assessments as to the underlying security value on the Company's Note Receivable Investments. Based on these assessments the Company's management believes there is no impairment to the carrying value related to the Company's Note Receivable Investments. The Company also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Company's initial New York City portfolio acquisition. This property is cross collateralized under a $103 million mortgage note payable along with one of the Company's New York City buildings.

     The Company also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV") which it manages. The remaining 40% interest is owned by JAH Realties L.P. Jon Halpern, the CEO and a director of HQ Global Workplaces, is a partner in JAH Realties, L.P. As of December 31, 2002, the 520JV had total

                         RECKSON ASSOCIATES REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. COMMERCIAL REAL ESTATE INVESTMENTS - (CONTINUED)

assets of $21.0 million, a mortgage note payable of $12.5 million and other liabilities of $197,000. The Company's allocable share of the 520JV mortgage note payable is approximately $7.5 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. In addition, the 520JV had total revenues of $4.2 million and $4.0 million and total expenses of $3.3 million and $3.3 million for the years ended December 31, 2002 and 2001, respectively. The operating agreement of the 520JV requires joint decisions from all members on all significant operating and capital decisions including sale of the property, refinancing of the property's mortgage debt, development and approval of leasing strategy and leasing of rentable space. As a result of the decision-making participation relative to the operations of the property, the Company accounts for the 520JV under the equity method of accounting. The 520JV contributed approximately $648,000 and $478,000 to the Company's equity in earnings of real estate joint ventures for the year ended December 31, 2002 and 2001, respectively.

     On August 7, 2002, the Company sold an industrial property on Long Island aggregating approximately 32,000 square feet for approximately $1.8 million. This property was sold to the sole tenant of the property through an option contained in the tenant's lease. On August 8, 2002, the Company sold two Class A office properties located in Westchester County, NY aggregating approximately 157,000 square feet for approximately $18.5 million. Net proceeds from these sales were used to repay borrowings under the Credit Facility and for general corporate purposes. The Company recorded an aggregate net gain of approximately $4.9 million as a result of these sales. In addition, in accordance with Statement No. 144, the operating results of these properties and the resulting gain on sales of real estate have been reflected as discontinued operations for all periods presented on the accompanying statements of operations.

     During September 2000, the Company formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed nine Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV which was then distributed to the Company. As a result, the Company realized a gain of approximately $15.2 million. The Company is responsible for managing the day-to-day operations and business affairs of the Tri-State JV and has substantial rights in making decisions affecting the properties such as leasing, marketing and financing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Company consolidates the Tri-State JV.

     On December 21, 2001, the Company formed a joint venture with the New York State Teachers' Retirement System ("NYSTRS") (the "919JV") whereby NYSTRS acquired a 49% indirect interest in the property located at 919 Third Avenue, New York, NY for $220.5 million which included $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of cash which was then distributed to the Company. As a result, the Company realized a gain of approximately $18.9 million. The Company is responsible for managing the day-to-day operations and business affairs of the 919JV and has substantial rights in making decisions affecting the property such as developing a budget, leasing and marketing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Company consolidates the 919JV.

7. STOCKHOLDERS' EQUITY

     An OP Unit and a share of Class A common stock have essentially the same economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership. Subject to certain holding periods, OP Units may either be redeemed for cash or, at the election of the Company, for shares of Class A common stock on a one-for-one basis.

     On December 31, 2002, the Company had issued and outstanding 9,915,313 shares of Class B Exchangeable Common Stock, par value $.01 per share (the "Class B common stock"). The dividend on

                         RECKSON ASSOCIATES REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. STOCKHOLDERS' EQUITY - (CONTINUED)

the shares of Class B common stock is subject to adjustment annually based on a formula which measures increases or decreases in the Company's Funds From Operations, as defined, over a base year. The Class B common stock currently receives an annual dividend of $2.5884 per share.

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

     The Board of Directors of the Company has authorized the purchase of up to five million shares of the Company's Class A common stock and / or its Class B common stock. It is anticipated that transactions conducted on the New York Stock Exchange will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time.

     As of December 31, 2002, under this buy-back program, the Company purchased 368,200 shares of Class B common stock at an average price of $22.90 per Class B share and 2,698,400 shares of Class A common stock at an average price of $21.60 per Class A share for an aggregate purchase price for both the Class A and Class B common stock of approximately $66.7 million. As a result of these purchases, annual common stock dividends will decrease by approximately $5.5 million. Previously, under the Company's prior stock buy-back program, the Company purchased and retired 1,410,804 shares of Class B common stock at an average price of $21.48 per Class B share and 61,704 shares of Class A common stock at an average price of $23.03 per Class A share for an aggregate purchase price for both the Class A and Class B common stock of approximately $31.7 million.

     The Board of Directors of the Company has formed a pricing committee to consider purchases of up to $75 million of the Company's outstanding preferred securities.

     On December 31, 2002, the Company had issued and outstanding 8,834,500 shares of 7.625% Series A Convertible Cumulative Preferred Stock (the "Series A preferred stock"). The Series A preferred stock is redeemable by the Company on or after April 13, 2003 at a price of approximately $25.95 per share with such price decreasing, at annual intervals, to $25.00 per share over a five year period. In addition, the Series A preferred stock, at the option of the holder, is convertible at anytime into the Company's Class A common stock at a price of $28.51 per share. On October 14, 2002, the Company purchased and retired 357,500 shares of the Series A Preferred stock at $22.29 per share for approximately $8.0 million. As a result of this purchase, annual preferred dividends will decrease by approximately $682,000.

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

     During the year ended December 31, 2002, approximately 11,303 preferred units of limited partnership interest in the Operating Partnership, with a liquidation preference value of approximately $11.3 million, were exchanged for 451,934 OP Units at an average price of $24.66 per OP Unit. In addition, 666,468 OP Units were exchanged for an equal number of shares of the Company's Class A common stock.

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

     In October 2000, the Company instituted a Shareholder Rights Plan (the "Rights Plan") designed to protect shareholders from various abusive takeover tactics, including attempts to acquire control of the Company at an inadequate price. Under the Rights Plan, each shareholder receives one Right to acquire one one-thousandth of a share of a series of junior participating preferred stock at an initial purchase price of $84.44 for each share of the Company's outstanding Class A common stock owned. The Rights will be exercisable only if a person or group acquires, or announces an intention to acquire, 15% or more of the Company's Class A common stock, or announces a tender offer which would result in beneficial ownership by a person or group of 15% or more of the Class A common stock. If any person acquires 15% or more of the outstanding shares of Class A common stock or if the Company is acquired in a merger after such an acquisition, all Rights holders except the acquiring person will be entitled to purchase the Company's Class A common stock at a discounted price. The Rights will expire at the close of business on October 13, 2010, unless earlier redeemed by the Company.

     During July 1998, the Company formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Class A office properties in New York City. In May 2001, a minority partner that owned an $85 million preferred equity investment in Metropolitan converted its preferred equity investment into 3,453,881 shares of the Company's Class A common stock based on a conversion price of $24.61 per share. As a result of the minority partner's conversion of their preferred equity investment, the Company owns 100% of Metropolitan.

     The Company has historically structured long term incentive programs ("LTIP") using restricted stock and stock loans. In July 2002, as a result of certain provisions of the Sarbanes Oxley legislation, the Company has discontinued the use of stock loans in its LTIP. In connection with LTIP grants made prior to the enactment of the Sarbanes Oxley legislation the Company made stock loans to certain executive and senior officers to purchase 1,372,393 shares of its Class A common stock at market prices ranging from $18.44 per share to $27.13 per share. The stock loans were set to bear interest at the mid-term Applicable Federal Rate and were secured by the shares purchased. Such stock loans (including accrued interest) vest and are ratably forgiven each year on the anniversary of the grant date based upon vesting periods ranging from four to ten years based on continued service and in part on attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. Approximately $4.5 million and $3.7 million of compensation expense was recorded for the years ended December 31, 2002 and 2001, respectively, related to these LTIP. Such amount has been included in marketing, general and administrative expenses on the accompanying consolidated statements of operations.

     During 2002, approximately $3.9 million of stock loans made in prior years in connection with the aforementioned LTIP matured. These stock loans were secured by 155,418 shares of Class A common stock which were issued at prices ranging from $22.50 per share to $27.13 per share. As a result of the Company discontinuing the use of stock loans as part of its LTIP the stock loans were satisfied with restricted stock held by the Company which secured the stock loans. The aggregate market value of these shares on the maturity dates of the stock loans was approximately $3.4 million. The aggregate difference between the market value of these shares and the carrying value of the stock loans was recorded as a loss on the accompanying consolidated statements of operations. The 155,418 shares of Class A common stock were subsequently retired by the Company.

                         RECKSON ASSOCIATES REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. STOCKHOLDERS' EQUITY - (CONTINUED)

     The outstanding stock loan balances due from executive and senior officers aggregated approximately $17.0 million and $24.3 million at December 31, 2002 and 2001, respectively, and have been included as a reduction of additional paid in capital on the accompanying consolidated statements of stockholders' equity. Other outstanding loans to executive and senior officers amounting to approximately $1.0 million at December 31, 2002 and 2001, related to life insurance contracts and approximately $1.0 million and $.9 million at December 31, 2002 and 2001, respectively, primarily related to tax payment advances on a stock compensation award made to a non-executive officer.

     In November 2002, the Company granted rights to 190,524 shares of its Class A common stock to certain executive officers. These shares vest ratably over a four year period and will be issued in ratable installments on each anniversary date of the grant as compensation to the executive officer.

     The Company has established a new LTIP for its executive and senior officers. The four year plan has a core component which provides for annual stock based compensation based upon continued service and in part based on attaining certain annual performance measures. The plan has a special long term component which provides for compensation to be earned at the end of a four year period if the Company attains certain four year cumulative performance measures. Amounts earned under the special long term component may be paid in cash or stock at the discretion of the Compensation Committee of the Board. Performance measures are based on total shareholder returns on a relative and absolute basis.

     The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted earnings per weighted average common share and the computation of basic and diluted net income (loss) per weighted average share for the Company's Class A common stock as required by Statement No. 128 for the years ended December 31 (in thousands except for earnings per share data):

                                                                      2002            2001           2000
                                                                    ---------      ----------      ---------
Numerator:
Income (loss) before dividends to preferred shareholders,
 discontinued operations, extraordinary loss and income
 allocated to Class B shareholders .............................    $  73,941      $  (34,425)     $ 111,589
Dividends to preferred shareholders ............................      (21,835)        (21,866)       (25,371)
Discontinued operations (net of share applicable to limited
 partners and Class B common shareholders) .....................        3,641             770            885
Extraordinary loss (net of share applicable to limited
 partners and Class B common shareholders) .....................       (1,779)         (1,971)        (1,032)
(Income) loss allocated to Class B common shareholders .........      (12,364)         13,249        (23,082)
                                                                    ---------      ----------      ---------
Numerator for basic and diluted net income (loss) per
 share .........................................................    $  41,604      $  (44,243)     $  62,989
                                                                    =========      ==========      =========
Denominator:
Denominator for basic net income (loss) per share-
 weighted average Class A common shares ........................       49,669          48,121         43,070
Effect of dilutive securities:
Common stock equivalents .......................................          299              --            475
                                                                    ---------      ----------      ---------
Denominator for diluted net income (loss) per Class A
 common share-adjusted weighted average shares and
 assumed conversions ...........................................       49,968          48,121         43,545
                                                                    =========      ==========      =========

                         RECKSON ASSOCIATES REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. STOCKHOLDERS' EQUITY - (CONTINUED)

                                                                  2002           2001          2000
                                                                 -------      ---------      --------
Basic net income (loss) per Class A common share:
 Basic net income (loss) ....................................    $   .79      $   (1.19)     $   1.19
 Gain on sales of real estate ...............................        .01            .29           .28
 Discontinued operations ....................................        .07            .02           .02
 Extraordinary loss .........................................       (.03)          (.04)         (.03)
                                                                 -------      ---------      --------
 Basic net income (loss) per Class A common share ...........    $   .84      $    (.92)     $   1.46
                                                                 =======      =========      ========
Diluted net income (loss) per Class A common share:
 Diluted net income (loss) ..................................    $   .79      $   (1.19)     $   1.17
 Gain on sales of real estate ...............................        .01            .29           .28
 Discontinued operations ....................................        .07            .02           .02
 Extraordinary loss .........................................       (.04)          (.04)         (.02)
                                                                 -------      ---------      --------
 Diluted net income (loss) per Class A common share .........    $   .83      $    (.92)     $   1.45
                                                                 =======      =========      ========

     The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted earnings per weighted average common share and the computation of basic and diluted net income (loss) per weighted average share for the Company's Class B common stock as required by Statement No. 128 for the years ended December 31 (in thousands except for earnings per share data):

                                                                                  2002         2001         2000
                                                                               ---------    ----------    ---------
Numerator:
Income (loss) before dividends to preferred shareholders, discontinued
 operations, extraordinary loss and income allocated to Class A
 common shareholders ........................................................  $  73,941    $  (34,425)   $ 111,589
Dividends to preferred shareholders .........................................    (21,835)      (21,866)     (25,371)
Discontinued operations (net of share applicable to limited partners and
 Class A common shareholders) ...............................................      1,121           249          323
Extraordinary loss (net of share applicable to limited partners and Class
 A common shareholders) .....................................................       (556)         (624)        (364)
(Income) loss allocated to Class A common shareholders ......................    (39,742)       43,042      (63,136)
                                                                               ---------    ----------    ---------
Numerator for basic net income (loss) per share .............................     12,929       (13,624)      23,041
Add back:
Net income allocated to Class A common shareholders .........................     41,604            --       62,989
Limited partners' minority interest in the operating partnership ............      6,238            --       11,574
                                                                               ---------    ----------    ---------
Numerator for diluted net income (loss) per share ...........................  $  60,771    $  (13,624)   $  97,604
                                                                               =========    ==========    =========
Denominator:
Denominator for basic net income (loss) per share-weighted average
 Class B common shares ......................................................     10,122        10,284       10,284
Effect of dilutive securities:
Weighted average Class A common shares outstanding ..........................     49,669            --       43,070
Weighted average OP Units outstanding .......................................      7,389            --        7,696
Common stock equivalents ....................................................        299            --          475
                                                                               ---------    ----------    ---------
Denominator for diluted net income (loss) per Class B common share-
 adjusted weighted average shares and assumed conversions ...................     67,479        10,284       61,525
                                                                               =========    ==========    =========

                         RECKSON ASSOCIATES REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. STOCKHOLDERS' EQUITY - (CONTINUED)

                                                                2002        2001        2000
                                                              --------   ---------    --------
Basic net income (loss) per Class B common share:
 Basic net income (loss) ...................................  $   1.21   $   (1.70)   $   1.82
 Gain on sales of real estate ..............................       .01         .42         .43
 Discontinued operations ...................................       .11         .02         .03
 Extraordinary loss ........................................      (.05)       (.06)       (.04)
Basic net income (loss) per Class B common share ...........  $   1.28   $   (1.32)   $   2.24
                                                              ========   =========    ========
Diluted net income (loss) per Class B common share:
 Diluted net income (loss) .................................  $    .92   $   (1.70)   $   1.54
 Gain on sales of real estate ..............................        --         .42         .07
 Discontinued operations ...................................       .02         .02         .01
 Extraordinary loss ........................................      (.04)       (.06)       (.03)
                                                              --------   ---------    --------
Diluted net income (loss) per Class B common share .........  $    .90   $   (1.32)   $   1.59
                                                              ========   =========    ========

     The Company's computation for purposes of calculating the diluted weighted average Class B common shares outstanding is based on the assumption that the Class B common stock is converted to the Company's Class A common stock.

Employee Stock Option Plans and Related Disclosures

     The Company has five outstanding stock option plans (the "Plans") for the purpose of attracting and retaining executive officers, directors and other key employees.

     The following table sets forth the authorized shares of Class A common stock which have been reserved for issuance under the Plans, the options granted under the Plans and their corresponding exercise price range per share as of December 31, 2002:

                                             CLASS A
                                              COMMON        OPTIONS        EXERCISE PRICE RANGE
                                              SHARES        GRANTED       -----------------------
                                             RESERVED       (1) (2)       FROM (1)        TO (1)
                                             ---------     ---------      --------       --------
Amended and Restated 1995 Stock
 Option Plan ............................    1,500,000     1,545,038      $  12.04       $  25.56
1996 Employee Stock Option Plan .........      400,000       269,600      $  19.67       $  26.13
Amended and Restated 1997 Stock
 Option Plan ............................    3,000,000     2,525,965      $  22.67       $  27.04
1998 Stock Optoin Plan ..................    3,000,000     2,280,501      $  17.75       $  25.67
2002 Stock Option Plan ..................    1,500,000            --            --             --
                                             ---------     ---------
Total ...................................    9,400,000     6,621,104
                                             =========     =========

----------------
(1)  Exercise prices have been split adjusted, where applicable.

(2) Inclusive of options subsequently forfeited by grantees and exclusive of share grants.

     Options granted to employees generally vest in three equal installments on the first, second and third anniversaries of the date of the grant.

     The independent directors of the Company have been granted options to purchase 116,000 shares of Class A common stock pursuant to the Amended and Restated 1995 Stock Option Plan at exercise prices ranging from $12.04 to $25.56 per share and options to purchase 43,000 shares of Class A common stock pursuant to the Amended and Restated 1997 Stock Option Plan at exercise prices ranging from $24.70 to $25.23 per share. The options granted to the independent directors were exercisable on the date of the grant.

                         RECKSON ASSOCIATES REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. STOCKHOLDERS' EQUITY - (CONTINUED)

     Two former independent directors of the Company were previously granted options to purchase 62,500 shares of Class A common stock pursuant to the Amended and Restated 1995 Stock Option Plan. During 2002, these former independent directors exercised 26,000 options resulting in proceeds to the Company of approximately $422,000.

     During 2002 and 2001, employees exercised 389,283 and 182,596 options, respectively resulting in proceeds to the Company of approximately $5.9 million and $2.8 million, respectively.

     Prior to 2002, the Company applied APB No. 25 and related interpretation in accounting for its Plans and reported only pro forma information regarding net income and earnings per share determined as if the Company had accounted for its Plans under the fair value method as required by Statement No. 123 in the footnotes to its financial statements.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's Plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The following table summarizes the Company's stock option activity and related information:

                                                         WEIGHTED-AVERAGE
                                             OPTIONS      EXERCISE PRICE
                                            ---------    ----------------
Outstanding - January 1, 2000 ...........   5,173,921         $  22.17
 Granted ................................     737,750         $  22.86
 Exercised ..............................    (280,087)        $  13.00
 Forfeited ..............................    (145,000)        $  22.50
                                            ---------
Outstanding - December 31, 2000 .........   5,486,584         $  22.70
 Granted ................................     177,500         $  22.61
 Exercised ..............................    (182,596)        $  15.41
 Forfeited ..............................    (118,133)        $  22.84
                                            ---------
Outstanding - December 31, 2001 .........   5,363,355         $  23.16
 Granted ................................      47,500         $  24.87
 Exercised ..............................    (415,283)        $  15.20
 Forfeited ..............................     (82,002)        $  23.95
                                            ---------
Outstanding - December 31, 2002 .........   4,913,570         $  24.17
                                            =========

     The following table sets forth the weighted average fair value of options granted for the years ended December 31, and the weighted average per share exercise price and vested options exercisable at December 31:

                                           2002         2001          2000
                                       ----------    ----------    ----------
     Weighted average fair
       value of options granted .....  $     1.43    $     1.94    $     2.15
     Weighted average per
       share exercise price .........  $    22.85    $    22.70    $    22.17
     Vested options
       exercisable ..................   4,575,181     4,498,828     5,137,588

                         RECKSON ASSOCIATES REALTY CORP.
                 NOTES TO THE FINANCIAL STATEMENTS - (CONTINUED)

     Exercise prices for options outstanding, under all Plans, as of December 31, 2002 ranged from $12.04 per share to $27.04 per share. The weighted-average remaining contractual life of those options is approximately 5.81 years.

8. RELATED PARTY TRANSACTIONS

     In connection with the IPO, the Company was granted ten year options to acquire ten properties (the "Option Properties") which are either owned by certain Rechler family members who are also executive officers of the Company, or in which the Rechler family members own a non-controlling minority interest at a price based upon an agreed upon formula. In years prior to 2001, one Option Property was sold by the Rechler family members to a third party and four of the Option Properties were acquired by the Company for an aggregate purchase price of approximately $35 million, which included the issuance of approximately 475,000 OP Units valued at approximately $8.8 million. Currently, certain Rechler family members retain their equity interests in the five remaining Option Properties (the "Remaining Option Properties") which were not contributed to the Company as part of the IPO. Such options provide the Company the right to acquire fee interest in two of the Remaining Option Properties and the Rechler's minority interests in three Remaining Option Properties. The Independent Directors are currently reviewing whether the Company should exercise one or more of the options relating to the Remaining Option Properties.

     The Company conducts its management, leasing and construction related services through taxable REIT subsidiaries as defined by the Code. These services are currently provided by the Service Companies in which, as of September 30, 2002, the Operating Partnership owned a 97% non-controlling interest. An entity which is substantially owned by certain Rechler family members who are also executive officers of the Company owned a 3% controlling interest in the Service Companies. In order to minimize the potential for corporate conflicts of interests which became possible as a result of changes to the Code that permit REITs to own 100% of taxable REIT subsidiaries, the Independent Directors of the Company approved the purchase by the Operating Partnership of the remaining 3% interest in the Service Companies. On October 1, 2002, the Operating Partnership acquired such 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. Such amount was less than the total amount of capital contributed to the Service Companies by the Rechler family members. As a result of the acquisition of the remaining interests in the Service Companies, the Operating Partnership commenced consolidating the operations of the Service Companies. During 2002, Reckson Construction Group, Inc. billed approximately $144,000 of market rate services and Reckson Management Group, Inc. billed approximately $313,000 of market rate management fees to the Remaining Option Properties. In addition, for the year ended December 31, 2002, Reckson Construction Group, Inc. performed market rate services, aggregating approximately $322,000 for a property in which certain executive officers maintain an equity interest.

     Reckson Management Group, Inc. leases 43,713 square feet of office and storage space at a Remaining Option Property for its corporate offices located in Melville, New York at an annual base rent of approximately $1.2 million. Reckson Management Group, Inc. also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a Remaining Option Property located in Deer Park, New York at an annual base rent of approximately $75,000.

     A company affiliated with an Independent Director of the Company leases 15,566 square feet in a property owned by the Company at an annual base rent of approximately $431,500. Reckson Strategic Venture Partners, LLC ("RSVP") leases 5,144 square feet in one of the Company's joint venture properties at an annual base rent of approximately $176,000.

     During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine") and RSVP. RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies outside the Company's core office and industrial focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of

                         RECKSON ASSOCIATES REALTY CORP.
                 NOTES TO THE FINANCIAL STATEMENTS - (CONTINUED)

8. RELATED PARTY TRANSACTIONS - (CONTINUED)

FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of December 31, 2002, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of December 31, 2002, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million. RSVP retained the services of two managing directors to manage RSVP's day to day operations. Prior to the spin off of Frontline, the Company guaranteed certain salary provisions of their employment agreements with RSVP Holdings, LLC, RSVP's common member. The term of these employment agreements is seven years commencing March 5, 1998, provided however, that the term may be earlier terminated after five years upon certain circumstances. The salary for each managing director is $1 million in the first five years and $1.6 million in years six and seven.

     At June 30, 2001, the Company assessed the recoverability of the FrontLine Loans and reserved approximately $3.5 million of the interest accrued during the three-month period then ended. In addition, the Company formed a committee of its Board of Directors, comprised solely of independent directors, to consider any actions to be taken by the Company in connection with the FrontLine Loans and its investments in joint ventures with RSVP. During the third quarter of 2001, the Company noted a significant deterioration in FrontLine's operations and financial condition and, based on its assessment of value and recoverability and considering the findings and recommendations of the committee and its financial advisor, the Company recorded a $163 million valuation reserve charge, inclusive of anticipated costs, in its consolidated statements of operations relating to its investments in the FrontLine Loans and joint ventures with RSVP. The Company has discontinued the accrual of interest income with respect to the FrontLine Loans. The Company has also reserved against its share of GAAP equity in earnings from the RSVP controlled joint ventures funded through the RSVP Commitment until such income is realized through cash distributions. If the RSVP- controlled joint ventures reported losses the Company would record its proportionate share of such losses.

     At December 31, 2001, the Company, pursuant to Section 166 of the Code, charged off for tax purposes $70 million of the aforementioned reserve directly related to the FrontLine Facility, including accrued interest. On February 14, 2002, the Company charged off for tax purposes an additional $38 million of the reserve directly related to the FrontLine Facility, including accrued interest, and $47 million of the reserve directly related to the RSVP Facility, including accrued interest.

     FrontLine is in default under the FrontLine Loans from the Operating Partnership and on June 12, 2002, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code.

     As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million which was reassessed with no change by management as of December 31, 2002. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet. The common and preferred members of RSVP are currently in dispute over certain provisions of the RSVP operating agreement. The members are currently negotiating to restructure the RSVP operating agreement to settle the dispute. There can be no assurances that the members will successfully negotiate a settlement.

                         RECKSON ASSOCIATES REALTY CORP.
                 NOTES TO THE FINANCIAL STATEMENTS - (CONTINUED)

8. RELATED PARTY TRANSACTIONS - (CONTINUED)

     Both the FrontLine Facility and the RSVP Facility terminate on June 15, 2003, are unsecured and advances thereunder are recourse obligations of FrontLine. Notwithstanding the valuation reserve, under the terms of the credit facilities, interest accrued on the FrontLine Loans at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that were outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. In March 2001, the credit facilities were amended to provide that (i) interest is payable only at maturity and (ii) the Company may transfer all or any portion of its rights or obligations under the credit facilities to its affiliates. The Company requested these changes as a result of changes in REIT tax laws. As a result of FrontLine's default under the FrontLine Loans, interest on borrowings thereunder accrue at default rates ranging between 13% and 14.5% per annum.

     Scott H. Rechler, who serves as Co-Chief Executive Officer and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

     In accordance with FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments", management has made the following disclosures of estimated fair value at December 31, 2002 as required by FASB Statement No. 107.

     Cash equivalents, accounts receivable, accounts payable and accrued expenses and variable rate debt are carried at amounts which reasonably approximate their fair values.

     The fair value of the Company's long-term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long-term debt, mortgage notes and notes receivable of similar risk and duration. At December 31, 2002, the estimated aggregate fair value of the Company's notes and mortgage notes receivable exceeded their carrying value by approximately $1.2 million and the aggregate fair value of the Company's long term debt exceeded its carrying value by approximately $20.3 million.

     Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

10. RENTAL INCOME

     The Company's office and industrial / R&D properties are being leased to tenants under operating leases. The minimum rental amount due under certain leases are generally either subject to scheduled fixed increases or indexed escalations. In addition, the leases generally also require that the tenants reimburse the Company for increases in certain operating costs and real estate taxes above base year costs.

     Expected future minimum rents to be received over the next five years and thereafter from leases in effect at December 31, 2002 are as follows (in thousands):

2003 ...............    $   409,143
2004 ...............        395,029
2005 ...............        355,969
2006 ...............        309,136
2007 ...............        267,376
Thereafter .........      1,291,328
-----------------------------------
                        $ 3,027,981
===================================

                         RECKSON ASSOCIATES REALTY CORP.
                 NOTES TO THE FINANCIAL STATEMENTS - (CONTINUED)

10. RENTAL INCOME - (CONTINUED)

     Minimum rental income is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due are included in deferred rents receivable on the accompanying balances sheets. Contractually due but unpaid rents are included in tenant receivables on the accompanying balance sheets. During the year ended December 31, 2002, the Company incurred approximately $6.3 million of bad debt expense related to tenant receivables and deferred rents receivable which accordingly reduced total operating revenues on the accompanying statements of operations.

11. SEGMENT DISCLOSURE

The Company owns all of the interests in its real estate properties directly or indirectly through the Operating Partnership. The Company's portfolio consists of Class A office properties located within the New York City metropolitan area and Class A suburban office and industrial / R&D properties located and operated within the Tri-State Area (the "Core Portfolio"). The Company's portfolio also includes one office property located in Orlando, Florida. The Company has Managing Directors who report directly to the Co-Presidents and Chief Financial Officer who have been identified as the Chief Operating Decision Makers due to their final authority over resource allocation, decisions and performance assessment.

     The Company does not consider (i) interest incurred on its Credit Facility and Senior Unsecured Notes, (ii) the operating performance of the office property located in Orlando, Florida, (iii) the operating performance of those properties reflected as discontinued operations on the Company's consolidated statements of operations and (iv) the operating results of the Service Companies as part of its Core Portfolio's property operating performance for purposes of its component disclosure set forth below.

     The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

     The following tables set forth the components of the Company's revenues and expenses and other related disclosures, as required by FASB Statement No. 131 "Disclosures About Segments of an Enterprise and Related Information", for the years ended December 31 (in thousands):

                                                                                                      2002
                                                                               --------------------------------------------------
                                                                               CORE PORTFOLIO      OTHER      CONSOLIDATED TOTALS
                                                                               --------------    ---------    -------------------
Revenues:
Base rents, tenant escalations and reimbursements ...........................    $  489,818      $   8,264        $  498,082
Other income ................................................................         1,070          6,940             8,010
----------------------------------------------------------------------------------------------------------------------------
Total Revenues ..............................................................       490,888         15,204           506,092
----------------------------------------------------------------------------------------------------------------------------
Expenses:
Property expenses ...........................................................       170,723          4,318           175,041
Marketing, general and administrative .......................................        18,686         12,892            31,578
Interest ....................................................................        51,907         36,678            88,585
Depreciation and amortization ...............................................       104,064          8,277           112,341
----------------------------------------------------------------------------------------------------------------------------
Total Expenses ..............................................................       345,380         62,165           407,545
----------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interests, preferred dividends and distributions, valuation reserves, equity in earnings of real estate joint ventures and service companies, gain on sales of real estate, discontinued
 operations and extraordinary loss ..........................................    $  145,508      $ (46,961)       $   98,547
============================================================================================================================
Total assets ................................................................    $2,685,817      $ 222,103        $2,907,920
============================================================================================================================

                         RECKSON ASSOCIATES REALTY CORP.
                 NOTES TO THE FINANCIAL STATEMENTS - (CONTINUED)

10. RENTAL INCOME - (CONTINUED)

                                                                                                       2001
                                                                               ---------------------------------------------------
                                                                               Core Portfolio       Other      Consolidated Totals
                                                                               --------------    ----------    -------------------
Revenues:
Base rents, tenant escalations and reimbursements ...........................    $  484,953      $    9,256        $   494,209
Other income ................................................................         4,314          16,123             20,437
------------------------------------------------------------------------------------------------------------------------------
Total Revenues ..............................................................       489,267          25,379            514,646
------------------------------------------------------------------------------------------------------------------------------
Expenses:
Property expenses ...........................................................       164,357           2,934            167,291
Marketing, general and administrative .......................................        20,466          10,087             30,553
Interest ....................................................................        51,376          41,694             93,070
Depreciation and amortization ...............................................        94,480           7,628            102,108
------------------------------------------------------------------------------------------------------------------------------
Total Expenses ..............................................................       330,679          62,343            393,022
------------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interests, preferred dividends and distributions, valuation reserves, equity in earnings of real estate joint ventures and service companies, gain on sales of real estate, discontinued
 operations and extraordinary loss ..........................................    $  158,588      $  (36,964)       $   121,624
==============================================================================================================================
Total assets ................................................................    $2,763,771      $  230,447        $ 2,994,218
==============================================================================================================================

                                                                                        2000
                                                                                    --------------
                                                                                    Core Portfolio
                                                                                    --------------
Revenues:
Base rents, tenant escalations and reimbursements ................................    $  438,738
Other income .....................................................................         1,212
------------------------------------------------------------------------------------------------
Total Revenues ...................................................................       439,950
------------------------------------------------------------------------------------------------
Expenses:
Property expenses ................................................................       153,577
Marketing, general and administrative ............................................        20,414
Interest .........................................................................        40,463
Depreciation and amortization ....................................................        83,663
------------------------------------------------------------------------------------------------
Total Expenses ...................................................................       298,117
------------------------------------------------------------------------------------------------
Income (loss) before minority interests, preferred dividends and distributions, equity in earnings of real estate joint ventures and service companies, gain on
 sales of real estate, discontinued operations and extraordinary loss ............    $  141,833
================================================================================================
Total assets .....................................................................    $2,604,494
================================================================================================

                                                                                                    2000
                                                                                     ---------------------------------
                                                                                        Other      Consolidated Totals
                                                                                     ----------    -------------------
Revenues:
Base rents, tenant escalations and reimbursements ................................   $    9,751        $   448,489
Other income .....................................................................       33,597             34,809
------------------------------------------------------------------------------------------------------------------
Total Revenues ...................................................................       43,348            483,298
------------------------------------------------------------------------------------------------------------------
Expenses:
Property expenses ................................................................        2,526            156,103
Marketing, general and administrative ............................................        6,765             27,179
Interest .........................................................................       55,872             96,335
Depreciation and amortization ....................................................        8,146             91,809
------------------------------------------------------------------------------------------------------------------
Total Expenses ...................................................................       73,309            371,426
------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interests, preferred dividends and distributions, equity in earnings of real estate joint ventures and service companies, gain on
 sales of real estate, discontinued operations and extraordinary loss ............   $  (29,961)       $   111,872
==================================================================================================================
Total assets .....................................................................   $  393,536        $ 2,998,030
==================================================================================================================

12. NON-CASH INVESTING AND FINANCING ACTIVITIES

     Additional supplemental disclosures of non-cash investing and financing activities are as follows:

     During the year ended December 31, 2002, approximately 11,303 preferred units of limited partnership interest in the Operating Partnership, with a liquidation preference value of approximately $11.3 million, were exchanged for 451,934 OP Units at an average price of $24.66 per OP Unit. In addition, 666,468 OP Units were exchanged for an equal number of shares of the Company's Class A common stock.

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

                         RECKSON ASSOCIATES REALTY CORP.
                 NOTES TO THE FINANCIAL STATEMENTS - (CONTINUED)

13. COMMITMENTS AND CONTINGENCIES

     The Company has entered into amended and restated employment and noncompetition agreements with its chairman and six executive officers. The agreements are for five years and expire on August 15, 2005.

     The Company had outstanding undrawn letters of credit against its Credit Facility of approximately $1.0 million and $37.4 million at December 31, 2002 and 2001, respectively.

     The Company sponsors a defined contribution savings plan pursuant to
Section 401(k) of the Code. Under such plan, there are no prior service costs. Employees are generally eligible to participate in the plan after six months of service. Employer contributions are based on a discretionary amount determined by the Company's management. As of December 31, 2002, the Company has not made any contributions to the plan.

     HQ Global Workplaces, Inc. ("HQ"), one of the largest providers of flexible officing solutions in the world and which is controlled by FrontLine, currently operates nine (formerly eleven) executive office centers in the Company's properties, three of which are held through joint ventures. The leases under which these office centers operate expire between 2008 and 2011, encompass approximately 202,000 square feet and have current contractual annual base rents of approximately $6.1 million. On March 13, 2002, as a result of experiencing financial difficulties, HQ voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Subsequent to HQ filing for bankruptcy protection it defaulted under their leases with the Company. Further, effective March 13, 2002, the Bankruptcy Court granted HQ's petition to reject two of its leases with the Company. The two rejected leases aggregated approximately 23,900 square feet and provided for contractual base rents of approximately $548,000 for the 2002 calendar year. Commencing April 1, 2002 and pursuant to the bankruptcy filing, HQ has been paying current rental charges under its leases with the Company, other than under the two rejected leases. The Company is in negotiation to restructure four of the leases and leave the terms of the remaining five leases unchanged. All negotiations with HQ are conducted through a committee designated by the Board and chaired by an independent director. There can be no assurance as to whether any deal will be consummated with HQ or if HQ will affirm or reject any or all of its remaining leases with the Company. As a result of the foregoing, the Company has reserved approximately $550,000 (net of minority partners' interests and including the Company's share of unconsolidated joint venture interest), or 74%, of the amounts due from HQ as of December 31, 2002. Scott H. Rechler serves as the non-Executive Chairman of the Board and Jon Halpern is the Chief Executive Officer and a director of HQ.

     WorldCom/MCI and its affiliates ("WorldCom"), a telecommunications company, which leased, as of December 31, 2002, approximately 527,000 square feet in thirteen of the Company's properties located throughout the Tri-State Area voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on July 21, 2002. The total annualized base rental revenue from these leases amounted to approximately $12.0 million, or 2.9% of the Company's total 2002 annualized rental revenue, making it the Company's second largest tenant based on base rental revenue earned on a consolidated basis. All of WorldCom's leases were current on base rental charges through December 31, 2002 and the Company currently holds approximately $300,000 in security deposits relating to these leases. In February 2003, the Bankruptcy Court granted WorldCom's petition to reject three of its leases with the Company. The three rejected leases aggregated approximately 192,000 square feet and provided for contractual base rents of approximately $4.8 million for the 2002 calendar year. The Company is currently in negotiations to restructure the remaining WorldCom leases. There can be no assurance as to whether WorldCom will affirm or reject any or all of its remaining leases with the Company. As a result of the foregoing, the Company has written off approximately $1.1 million of deferred rent receivable. In addition, the Company reserved an additional $475,000 against the deferred rents receivable representing approximately 46% of the outstanding deferred rents receivable attributable to the remaining WorldCom leases.

     MetroMedia Fiber Network Services, Inc. ("MetroMedia"), which leased approximately 112,000 square feet in one property from the Company, voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in May 2002. MetroMedia's lease with the Company provided for contractual base rent of

                         RECKSON ASSOCIATES REALTY CORP.
                 NOTES TO THE FINANCIAL STATEMENTS - (CONTINUED)

13. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

approximately $25 per square foot amounting to $2.8 million per calendar year and expired in May 2010. In July 2002, the Bankruptcy Court granted MetroMedia's petition to restructure and reduce space under its existing lease. As a result, the lease was amended to reduce MetroMedia's space by 80,357 square feet to 31,718 square feet. Annual base rent on the 31,718 square feet MetroMedia will continue to lease is $25 per square foot amounting to approximately $793,000 per annum. Further, pursuant to the Bankruptcy Court order MetroMedia is required to pay to the Company a surrender fee of approximately $1.8 million. As a result of the foregoing the Company wrote-off approximately $388,000 of deferred rent receivable relating to this lease and recognized the aforementioned surrender fee.

     Arthur Andersen, LLP ("AA") leased approximately 38,000 square feet in one of the Company's New York City buildings. AA's lease with the Company provided for base rent of approximately $2 million on an annualized basis and expired in April 2004. AA has experienced significant financial difficulties with its business and as a result has entered into a lease termination agreement with the Company effective November 30, 2002. In October 2002, AA paid the Company for all base rental and other charges through November 30, 2002 and a lease termination fee of approximately $144,000. As a result of the foregoing, the Company has written off approximately $130,000 of deferred rent receivable attributable to AA's lease.

14. INCOME TAXES

     The following table sets forth the Company's reconciliation of GAAP net income to taxable income for the years ended December 31 (in thousands and unaudited):

                                                             2002
                                                          (ESTIMATED)         2001           2000
                                                          -----------      ----------      ---------
GAAP net income (loss) ...............................     $  76,368       $  (36,001)     $ 111,401
Minority interests and distributions to preferred unit
 holders .............................................        26,256           12,208         23,335
Extraordinary loss on extinguishment of debts (net of
 limited partners' minority interest) ................         2,335            2,595          1,396
Add: GAAP depreciation and amortization ..............       112,341          102,108         91,809
Less: Tax depreciation and amortization ..............       (61,380)         (73,330)       (57,293)
GAAP/tax difference on gains / losses from capital
 transactions ........................................         5,024           (5,828)        (8,255)
Straight-line rental income adjustment ...............       (26,567)         (41,489)       (38,785)
GAAP / tax difference on reserve charge-off ..........       (85,000)          97,056             --
Other GAAP / tax differences, net ....................       (18,418)           8,463          7,278
----------------------------------------------------------------------------------------------------
Taxable income before minority interests .............        30,959           65,782        130,886
Minority interests ...................................       (20,810)         (20,451)       (31,083)
----------------------------------------------------------------------------------------------------
Taxable income to REIT ...............................     $  10,149       $   45,331      $  99,803
====================================================================================================

                         RECKSON ASSOCIATES REALTY CORP.
                 NOTES TO THE FINANCIAL STATEMENTS - (CONTINUED)

14. INCOME TAXES - (CONTINUED)

     The following table sets forth the Company's reconciliation of cash distributions to the dividends paid deduction for the years ended December 31 (in thousands):

                                                         2002
                                                       (ESTIMATED)        2001         2000
                                                       -----------     ---------     ---------
Total cash distributions ..........................    $  134,976      $ 124,942     $ 114,074
Less: Cash distributions on restricted shares .....        (1,476)        (1,560)       (1,059)
Return of capital .................................      (123,450)       (74,691)           --
----------------------------------------------------------------------------------------------
Cash dividends paid ...............................        10,050         48,691       113,015
Less: dividends designated to prior year ..........            --             --        (8,688)
Add: dividends designated from following year .....            --             --            --
----------------------------------------------------------------------------------------------
Dividends paid deduction ..........................    $   10,050      $  48,691     $ 104,327
==============================================================================================

     The following tables set forth the characterization of the Company's taxable distributions per share on its Class A common and Class B common stock for the years ended December 31:

                                                    2002
CLASS A COMMON STOCK                             (ESTIMATED)                    2001                       2000
------------------------------------------------------------------------------------------------------------------------
Ordinary income ........................    $     --           --      $   .349         21.5%     $   1.364         90.0%
Return of capital ......................       1.698        100.0%        1.192         73.5%            --           --
Long-term rate capital gains ...........          --           --          .019          1.2%         0.086          5.7%
Unrecaptured Section 1250 gain .........          --           --          .061          3.8%         0.065          4.3%
------------------------------------------------------------------------------------------------------------------------
Totals .................................       1.698        100.0%     $  1.621        100.0%     $   1.515        100.0%
========================================================================================================================

                                                    2002
CLASS B COMMON STOCK                             (ESTIMATED)                    2001                       2000
------------------------------------------------------------------------------------------------------------------------
Ordinary income ........................    $    --            --      $   .537         21.5%     $   2.090         90.0%
Return of capital ......................      2.593         100.0%        1.838         73.5%            --           --
Long-term rate capital gains ...........         --            --          .029          1.2%         0.131          5.7%
Unrecaptured Section 1250 gain .........         --            --          .094          3.8%         0.099          4.3%
------------------------------------------------------------------------------------------------------------------------
Totals .................................   $  2.593         100.0%     $  2.498        100.0%     $   2.320        100.0%
========================================================================================================================

                         RECKSON ASSOCIATES REALTY CORP.
                 NOTES TO THE FINANCIAL STATEMENTS - (CONTINUED)

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following summary represents the Company's results of operations for each fiscal quarter during 2002 and 2001 (in thousands, except share amounts):

                                                                                               2002
                                                                  --------------------------------------------------------------
                                                                  FIRST QUARTER   SECOND QUARTER   THIRD QUARTER  FOURTH QUARTER
                                                                  -------------   --------------   -------------  --------------
Total revenues from continuing operations ......................   $   123,794     $   124,778      $   128,678     $   128,842
-------------------------------------------------------------------------------------------------------------------------------
Income before preferred dividends and distributions,
 minority interests, equity in earnings of real estate joint ventures and service companies, gain on sales of real
 estate, discontinued operations and extraordinary loss ........   $    27,878     $    25,737      $    22,778     $    22,154
Preferred dividends and distributions ..........................        (5,948)         (5,767)          (5,760)         (5,648)
Minority interests .............................................        (7,024)         (6,456)          (5,695)         (5,793)
Equity in earnings of real estate joint ventures and service
 companies .....................................................           335             159              104             515
Gain on sales of real estate ...................................           537              --               --              --
Discontinued operations (net of limited partners' minority
 interest) .....................................................           204             132            4,707            (281)
Extraordinary loss (net of limited partners' minority
 interest) .....................................................            --              --               --          (2,335)
-------------------------------------------------------------------------------------------------------------------------------
Net income allocable to common shareholders ....................   $    15,982     $    13,805      $    16,134     $     8,612
-------------------------------------------------------------------------------------------------------------------------------
Net income allocable to:
 Class A common shareholders ...................................   $    12,159     $    10,548      $    12,334     $     6,563
 Class B common shareholders ...................................         3,823           3,257            3,800           2,049
-------------------------------------------------------------------------------------------------------------------------------
Total ..........................................................   $    15,982     $    13,805      $    16,134     $     8,612
-------------------------------------------------------------------------------------------------------------------------------
Basic net income per weighted average common share:
 Class A common ................................................   $       .23     $       .21      $       .18     $       .18
 Gain on sales of real estate ..................................           .01              --               --              --
 Discontinued operations .......................................            --              --              .07              --
 Extraordinary loss ............................................            --              --               --            (.04)
-------------------------------------------------------------------------------------------------------------------------------
 Basic net income per weighted average Class A common
  share ........................................................   $       .24     $       .21      $       .25     $       .14
-------------------------------------------------------------------------------------------------------------------------------
 Class B common ................................................   $       .36     $       .32      $       .27     $       .27
 Gain on sales of real estate ..................................           .01              --               --              --
 Discontinued operations .......................................            --              --              .11              --
 Extraordinary loss ............................................            --              --               --            (.06)
-------------------------------------------------------------------------------------------------------------------------------
 Basic net income per weighted average Class B common
  share ........................................................   $       .37     $       .32      $       .38     $       .21
-------------------------------------------------------------------------------------------------------------------------------
Basic weighted average common shares outstanding:
 Class A common ................................................    50,013,140      50,775,300       49,525,372      48,383,554
 Class B common ................................................    10,283,513      10,283,513       10,010,423       9,915,313
Diluted net income per weighted average common share:
 Class A common ................................................   $       .24     $       .21      $       .25     $       .14
 Class B common ................................................   $       .26     $       .22      $       .26     $       .15
Diluted weighted average common shares outstanding:
 Class A common ................................................    50,350,189      51,164,788       49,825,400      48,551,222
 Class B common ................................................    10,283,513      10,283,513       10,010,423       9,915,313
-------------------------------------------------------------------------------------------------------------------------------

                         RECKSON ASSOCIATES REALTY CORP.
                 NOTES TO THE FINANCIAL STATEMENTS - (CONTINUED)

15. QUARTERLY FINANCIAL DATA (UNAUDITED) - (CONTINUED)

                                                                        2001
                                                                    -------------
                                                                    First Quarter
                                                                    -------------
Total revenues from continuing operations ........................  $    129,559
--------------------------------------------------------------------------------
Income before preferred dividends and distributions,
 minority interests, valuation reserves, equity in earnings
 of real estate joint ventures and service companies, gain
 on sales of real estate, discontinued operations and
 extraordinary loss ..............................................  $     34,523
Preferred dividends and distributions ............................        (6,085)
Minority interests ...............................................        (8,423)
Valuation reserves on investments in affiliate loans and joint
 ventures and other investments ..................................            --
Equity in earnings of real estate joint ventures and service
 companies .......................................................           398
Gain on sales of real estate .....................................            --
Discontinued operations (net of limited partners' minority
 interest) .......................................................           275
Extraordinary loss (net of limited partners' minority
 interest) .......................................................            --
--------------------------------------------------------------------------------
Net income (loss) allocable to common shareholders ...............  $     20,688
--------------------------------------------------------------------------------
Net income (loss) allocable to:
 Class A common shareholders .....................................  $     15,308
 Class B common shareholders .....................................         5,380
--------------------------------------------------------------------------------
Total ............................................................  $     20,688
--------------------------------------------------------------------------------
Basic net income (loss) per weighted average common
 share:
 Class A common ..................................................  $        .34
 Gain on sales of real estate ....................................            --
 Discontinued operations .........................................            --
 Extraordinary loss ..............................................            --
--------------------------------------------------------------------------------
 Basic net income (loss) per weighted average Class A
  common share ...................................................  $        .34
--------------------------------------------------------------------------------
 Class B common ..................................................  $        .52
 Gain on sales of real estate ....................................            --
 Discontinued operations .........................................            --
 Extraordinary loss ..............................................            --
--------------------------------------------------------------------------------
 Basic net income (loss) per weighted average Class B
  common share ...................................................  $        .52
--------------------------------------------------------------------------------
Basic weighted average common shares outstanding:
 Class A common ..................................................    45,483,544
 Class B common ..................................................    10,283,513
Diluted net income (loss) per weighted average common
 share:
 Class A common ..................................................  $        .33
 Class B common ..................................................  $        .37
Diluted weighted average common shares outstanding:
 Class A common ..................................................    45,949,816
 Class B common ..................................................    10,283,513
--------------------------------------------------------------------------------

                                                                                         2001
                                                                    -----------------------------------------------
                                                                    Second Quarter   Third Quarter   Fourth Quarter
                                                                    --------------   -------------   --------------
Total revenues from continuing operations ........................   $    130,754     $   130,695    $    123,638
-----------------------------------------------------------------------------------------------------------------
Income before preferred dividends and distributions,
 minority interests, valuation reserves, equity in earnings
 of real estate joint ventures and service companies, gain
 on sales of real estate, discontinued operations and
 extraordinary loss ..............................................   $     31,304     $    29,395    $     26,402
Preferred dividends and distributions ............................         (5,928)         (5,996)         (5,968)
Minority interests ...............................................         (6,644)         11,619          (6,649)
Valuation reserves on investments in affiliate loans and joint
 ventures and other investments ..................................             --        (163,000)         (3,101)
Equity in earnings of real estate joint ventures and service
 companies .......................................................            801             505             383
Gain on sales of real estate .....................................             --             972          19,201
Discontinued operations (net of limited partners' minority
 interest) .......................................................            226             180             338
Extraordinary loss (net of limited partners' minority
 interest) .......................................................             --          (2,595)             --
-----------------------------------------------------------------------------------------------------------------
Net income (loss) allocable to common shareholders ...............   $     19,759     $  (128,920)   $     30,606
-----------------------------------------------------------------------------------------------------------------
Net income (loss) allocable to:
 Class A common shareholders .....................................   $     15,109     $   (97,944)   $     23,284
 Class B common shareholders .....................................          4,650         (30,976)          7,322
-------------------------------------------------------------------  ------------     -----------    ------------
Total ............................................................   $     19,759     $  (128,920)   $     30,606
-----------------------------------------------------------------------------------------------------------------
Basic net income (loss) per weighted average common
 share:
 Class A common ..................................................   $        .32     $     (1.94)   $        .20
 Gain on sales of real estate ....................................             --             .01             .26
 Discontinued operations .........................................             --              --             .01
 Extraordinary loss ..............................................             --            (.04)             --
-----------------------------------------------------------------------------------------------------------------
 Basic net income (loss) per weighted average Class A
  common share ...................................................   $        .32     $     (1.97)   $        .47
-----------------------------------------------------------------------------------------------------------------
 Class B common ..................................................   $        .45     $     (2.97)   $        .30
 Gain on sales of real estate ....................................             --             .02             .40
 Discontinued operations .........................................             --              --             .01
 Extraordinary loss ..............................................             --            (.06)             --
-----------------------------------------------------------------------------------------------------------------
 Basic net income (loss) per weighted average Class B
  common share ...................................................   $        .45     $     (3.01)   $        .71
-----------------------------------------------------------------------------------------------------------------
Basic weighted average common shares outstanding:
 Class A common ..................................................     47,221,917      49,715,423      49,994,025
 Class B common ..................................................     10,283,513      10,283,513      10,283,513
Diluted net income (loss) per weighted average common
 share:
 Class A common ..................................................   $        .32     $     (1.97)   $        .46
 Class B common ..................................................   $        .34     $     (3.01)   $        .50
Diluted weighted average common shares outstanding:
 Class A common ..................................................     47,600,390      49,715,423      51,005,494
 Class B common ..................................................     10,283,513      10,283,513      10,283,513
-----------------------------------------------------------------------------------------------------------------

                         RECKSON ASSOCIATES REALTY CORP.
              SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                                 (IN THOUSANDS)

                       COLUMN A                            COLUMN B                COLUMN C
                       --------                            --------                --------
                                                                                 INITIAL COST
                                                                           --------------------------
                                                                                        BUILDINGS AND
                      DESCRIPTION                         ENCUMBRANCE        LAND        IMPROVEMENTS
                      -----------                         -----------        ----       -------------
Vanderbilt Industrial Park, Hauppauge, New York
 (27 buildings in an industrial park) ................          --         $ 1,940         $ 9,955
 85 Nicon Court Hauppauge, New York ..................          --             797           2,818
 104 Parkway Drive So., Hauppauge, New York ..........          --              54             804
 125 Ricefield Lane Hauppauge, New York ..............          --              13             852
 120 Ricefield Lane Hauppauge, New York ..............          --              16           1,051
 135 Ricefield Lane Hauppauge, New York ..............          --              24             906
 1997 Portfolio Acquisition, Hauppauge, New York
 (10 additional buildings in Vanderbilt Industrial
  Park) ..............................................          --             930 (B)      20,619
 425 Rabro Drive Hauppauge, New York .................          --             665           3,489
 600 Old Willets Path Hauppauge, New York ............          --             295           3,521
Airport International Plaza, Islip, New York
 (17 buildings in an industrial park) ................       2,616 (C)       1,263          13,608
 120 Wilbur Place Islip, New York ....................          --             202           1,154
 2004 Orville Drive North Islip, New York ............          --             633           4,226
 2005 Orville Drive North Islip, New York ............          --             984           5,410
County Line Industrial Center, Melville, New York
 (3 buildings in an industrial park) .................          --             628           3,686
 30 Hub Drive Melville, New York .....................          --             469           1,571
 32 Windsor Place, Islip, New York ...................          --              32             321
 42 Windsor Place Islip, New York ....................          --              48             327
 505 Walt Whitman Rd., Huntington, New York ..........          --             140              42
 1170 Northern Blvd., N. Great Neck, New York ........          --              30              99
 50 Charles Lindbergh Blvd., Mitchel Field, New
   York ..............................................          --                (A)       12,089
 200 Broadhollow Road Melville, New York .............          --             338           3,354
 48 South Service Road Melville, New York ............          --           1,652          10,245
 395 North Service Road Melville, New York ...........      19,709                (A)       15,551
 6800 Jericho Turnpike Syosset, New York .............      13,922             582           6,566
 6900 Jericho Turnpike Syosset, New York .............       7,348             385           4,228

                       COLUMN A                               COLUMN D                    COLUMN E                COLUMN F
                       --------                               --------                    --------                --------
                                                         COST CAPITALIZED,
                                                           SUBSEQUENT TO           GROSS AMOUNT AT WHICH
                                                            ACQUISITION          CARRIED AT CLOSE OF PERIOD
                                                        --------------------   ------------------------------
                                                               BUILDINGS AND           BUILDINGS AND             ACCUMULATED
                      DESCRIPTION                       LAND    IMPROVEMENTS    LAND    IMPROVEMENTS    TOTAL   DEPRECIATION
------------------------------------------------------  -----  -------------   -----   -------------    -----   ------------
Vanderbilt Industrial Park, Hauppauge, New York
 (27 buildings in an industrial park) ................  173        14,258      2,113       24,213      26,326      16,514
 85 Nicon Court Hauppauge, New York ..................   --           243        797        3,061       3,858         684
 104 Parkway Drive So., Hauppauge, New York ..........   --           236         54        1,040       1,094         232
 125 Ricefield Lane Hauppauge, New York ..............   --           332         13        1,184       1,197         425
 120 Ricefield Lane Hauppauge, New York ..............   --           422         16        1,473       1,489         320
 135 Ricefield Lane Hauppauge, New York ..............   --           473         24        1,379       1,403         529
 1997 Portfolio Acquisition, Hauppauge, New York
 (10 additional buildings in Vanderbilt Industrial
  Park) ..............................................   --         4,011        930       24,630      25,560       5,385
 425 Rabro Drive Hauppauge, New York .................   --           398        665        3,887       4,552         732
 600 Old Willets Path Hauppauge, New York ............   --           727        295        4,248       4,543         788
Airport International Plaza, Islip, New York
 (17 buildings in an industrial park) ................   --        11,814      1,263       25,422      26,685      17,794
 120 Wilbur Place Islip, New York ....................    8           247        210        1,401       1,611         234
 2004 Orville Drive North Islip, New York ............   --         1,431        633        5,657       6,290       1,689
 2005 Orville Drive North Islip, New York ............   --         1,176        984        6,586       7,570       1,071
County Line Industrial Center, Melville, New York
 (3 buildings in an industrial park) .................   --         2,848        628        6,534       7,162       5,264
 30 Hub Drive Melville, New York .....................   --           324        469        1,895       2,364         525
 32 Windsor Place, Islip, New York ...................   --            46         32          367         399         367
 42 Windsor Place Islip, New York ....................   --           700         48        1,027       1,075         857
 505 Walt Whitman Rd., Huntington, New York ..........   --            59        140          101         241          88
 1170 Northern Blvd., N. Great Neck, New York ........   --           187         30          286         316         133
 50 Charles Lindbergh Blvd., Mitchel Field, New
   York ..............................................   --         5,973          0       18,062      18,062      11,458
 200 Broadhollow Road Melville, New York .............   --         3,562        338        6,916       7,254       4,726
 48 South Service Road Melville, New York ............   --         5,611      1,652       15,856      17,508       9,189
 395 North Service Road Melville, New York ...........   --         7,575          0       23,126      23,126      13,405
 6800 Jericho Turnpike Syosset, New York .............   --        10,092        582       16,658      17,240      11,083
 6900 Jericho Turnpike Syosset, New York .............   --         3,931        385        8,159       8,544       5,035

                       COLUMN A                           COLUMN G      COLUMN H     COLUMN I
                       --------                           --------      --------     --------
                                                                                   LIFE ON WHICH
                                                           DATE OF        DATE     DEPRECIATION
                      DESCRIPTION                       CONSTRUCTION    ACQUIRED    IS COMPUTED
                      -----------                       ------------    --------   -------------
Vanderbilt Industrial Park, Hauppauge, New York
 (27 buildings in an industrial park) ................    1961-1979    1961-1979  10 - 30 Years
 85 Nicon Court Hauppauge, New York ..................         1984         1995  10 - 30 Years
 104 Parkway Drive So., Hauppauge, New York ..........         1985         1996  10 - 30 Years
 125 Ricefield Lane Hauppauge, New York ..............         1973         1996  10 - 30 Years
 120 Ricefield Lane Hauppauge, New York ..............         1983         1996  10 - 30 Years
 135 Ricefield Lane Hauppauge, New York ..............         1981         1996  10 - 30 Years
 1997 Portfolio Acquisition, Hauppauge, New York
 (10 additional buildings in Vanderbilt Industrial
  Park) ..............................................    1974-1982         1997  10 - 30 Years
 425 Rabro Drive Hauppauge, New York .................         1980         1997  10 - 30 Years
 600 Old Willets Path Hauppauge, New York ............         1999         1999  10 - 30 Years
Airport International Plaza, Islip, New York
 (17 buildings in an industrial park) ................    1970-1988    1970-1988  10 - 30 Years
 120 Wilbur Place Islip, New York ....................         1972         1998  10 - 30 Years
 2004 Orville Drive North Islip, New York ............         1998         1996  10 - 30 Years
 2005 Orville Drive North Islip, New York ............         1999         1996  10 - 30 Years
County Line Industrial Center, Melville, New York
 (3 buildings in an industrial park) .................    1975-1979    1975-1979  10 - 30 Years
 30 Hub Drive Melville, New York .....................         1976         1996  10 - 30 Years
 32 Windsor Place, Islip, New York ...................         1971         1971  10 - 30 Years
 42 Windsor Place Islip, New York ....................         1972         1972  10 - 30 Years
 505 Walt Whitman Rd., Huntington, New York ..........         1950         1968  10 - 30 Years
 1170 Northern Blvd., N. Great Neck, New York ........         1947         1962  10 - 30 Years
 50 Charles Lindbergh Blvd., Mitchel Field, New
   York ..............................................         1984         1984  10 - 30 Years
 200 Broadhollow Road Melville, New York .............         1981         1981  10 - 30 Years
 48 South Service Road Melville, New York ............         1986         1986  10 - 30 Years
 395 North Service Road Melville, New York ...........         1988         1988  10 - 30 Years
 6800 Jericho Turnpike Syosset, New York .............         1977         1978  10 - 30 Years
 6900 Jericho Turnpike Syosset, New York .............         1982         1982  10 - 30 Years

                                                                       Continued

                         RECKSON ASSOCIATES REALTY CORP.
              SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                                 (IN THOUSANDS)

                       COLUMN A                           COLUMN B                COLUMN C
                       --------                           --------                --------
                                                                                 INITIAL COST
                                                                          -------------------------
                                                                                     BUILDINGS AND
                      DESCRIPTION                       ENCUMBRANCE       LAND        IMPROVEMENTS
                      -----------                       -----------       ----       --------------
300 Motor Parkway Hauppauge, New York ................         --          276            1,136
88 Duryea Road Melville, New York ....................         --          200            1,565
210 Blydenburgh Road Islandia, New York ..............         --           11              158
208 Blydenburgh Road Islandia, New York ..............         --           12              192
71 Hoffman Lane Islandia, New York ...................         --           19              260
933 Motor Parkway Hauppauge, New York ................         --          106              375
85 South Service Road Plainview, New York ............         --           24              145
333 Earl Ovington Blvd., (Omni) Mitchel Field, New
 York ................................................     53,864             (A)        67,221
135 Fell Court Islip, New York .......................         --          462            1,265
40 Cragwood Road South Plainfield, New Jersey ........         --          725            7,131
110 Marcus Drive Huntington, New York ................         --          390            1,499
333 East Shore Road Great Neck, New York .............         --             (A)           564
310 East Shore Road Great Neck, New York .............         --          485            2,009
70 Schmitt Blvd. Farmingdale, New York ...............         --          727            3,408
19 Nicholas Drive Yaphank, New York ..................         --          160            7,399
1516 Motor Parkway Hauppauge, New York ...............         --          603            6,722
35 Pinelawn Road Melville, New York ..................         --          999            7,073
520 Broadhollow Road Melville, New York ..............         --          457            5,572
1660 Walt Whitman Road Melville, New York ............         --          370            5,072
70 Maxess Road Melville, New York ....................         --          367            1,859
20 Melville Park Rd., Melville, New York .............         --          391            2,650
105 Price Parkway Farmingdale, New York ..............         --        2,030            6,327
48 Harbor Park Drive Port Washington, New York .......         --        1,304            2,247
60 Charles Lindbergh Mitchel Field, New York .........         --             (A)        20,800
505 White Plains Road Tarrytown, New York ............         --          210            1,332
555 White Plains Road Tarrytown, New York ............         --          712            4,133
560 White Plains Road Tarrytown, New York ............         --        1,521            8,756
580 White Plains Road Tarrytown, New York ............     12,685        2,414           14,595
660 White Plains Road Tarrytown, New York ............         --        3,929           22,640
Landmark Square Stamford, Connecticut ................     45,090        11,603          64,466

                       COLUMN A                                 COLUMN D                       COLUMN E
                       --------                                 --------                       --------
                                                           COST CAPITALIZED,
                                                             SUBSEQUENT TO              GROSS AMOUNT AT WHICH
                                                              ACQUISITION             CARRIED AT CLOSE OF PERIOD
                                                         -----------------------   --------------------------------
                                                                   BUILDINGS AND            BUILDINGS AND
                      DESCRIPTION                        LAND      IMPROVEMENTS    LAND     IMPROVEMENTS    TOTAL
                      -----------                        ----      -------------   ----     -------------   -----
300 Motor Parkway Hauppauge, New York ................    --            1,833         276        2,969        3,245
88 Duryea Road Melville, New York ....................    --              823         200        2,388        2,588
210 Blydenburgh Road Islandia, New York ..............    --              175          11          333          344
208 Blydenburgh Road Islandia, New York ..............    --              188          12          380          392
71 Hoffman Lane Islandia, New York ...................    --              206          19          466          485
933 Motor Parkway Hauppauge, New York ................    --              411         106          786          892
85 South Service Road Plainview, New York ............    --               13          24          158          182
333 Earl Ovington Blvd., (Omni) Mitchel Field, New
 York ................................................    --           22,053           0       89,274       89,274
135 Fell Court Islip, New York .......................    --              273         462        1,538        2,000
40 Cragwood Road South Plainfield, New Jersey ........    --            6,034         725       13,165       13,890
110 Marcus Drive Huntington, New York ................    --              107         390        1,606        1,996
333 East Shore Road Great Neck, New York .............    --              456           0        1,020        1,020
310 East Shore Road Great Neck, New York .............    --            2,344         485        4,353        4,838
70 Schmitt Blvd. Farmingdale, New York ...............    --               33         727        3,441        4,168
19 Nicholas Drive Yaphank, New York ..................     5            6,160         165       13,559       13,724
1516 Motor Parkway Hauppauge, New York ...............    --              472         603        7,194        7,797
35 Pinelawn Road Melville, New York ..................    --            2,786         999        9,859       10,858
520 Broadhollow Road Melville, New York ..............    (1)           2,794         456        8,366        8,822
1660 Walt Whitman Road Melville, New York ............    --            1,102         370        6,174        6,544
70 Maxess Road Melville, New York ....................    95            2,957         462        4,816        5,278
20 Melville Park Rd., Melville, New York .............    --              106         391        2,756        3,147
105 Price Parkway Farmingdale, New York ..............    --              469       2,030        6,796        8,826
48 Harbor Park Drive Port Washington, New York .......    --              520       1,304        2,767        4,071
60 Charles Lindbergh Mitchel Field, New York .........    --            4,198           0       24,998       24,998
505 White Plains Road Tarrytown, New York ............    --              342         210        1,674        1,884
555 White Plains Road Tarrytown, New York ............    51            4,656         763        8,789        9,552
560 White Plains Road Tarrytown, New York ............    (1)           4,479       1,520       13,235       14,755
580 White Plains Road Tarrytown, New York ............    --            3,553       2,414       18,148       20,562
660 White Plains Road Tarrytown, New York ............    45            6,431       3,974       29,071       33,045
Landmark Square Stamford, Connecticut ................    832          31,464      12,435       95,930      108,365

                       COLUMN A                           COLUMN F       COLUMN G     COLUMN H     COLUMN I
                       --------                           --------       --------     --------     --------
                                                                                                 LIFE ON WHICH
                                                         ACCUMULATED      DATE OF       DATE     DEPRECIATION
                      DESCRIPTION                       DEPRECIATION   CONSTRUCTION   ACQUIRED    IS COMPUTED
                      -----------                       ------------   ------------   --------   -------------
300 Motor Parkway Hauppauge, New York ................      1,775             1979     1979     10 - 30 Years
88 Duryea Road Melville, New York ....................      1,496             1980     1980     10 - 30 Years
210 Blydenburgh Road Islandia, New York ..............        315             1969     1969     10 - 30 Years
208 Blydenburgh Road Islandia, New York ..............        344             1969     1969     10 - 30 Years
71 Hoffman Lane Islandia, New York ...................        433             1970     1970     10 - 30 Years
933 Motor Parkway Hauppauge, New York ................        692             1973     1973     10 - 30 Years
85 South Service Road Plainview, New York ............        153             1961     1961     10 - 30 Years
333 Earl Ovington Blvd., (Omni) Mitchel Field, New
 York ................................................     30,782             1990     1995     10 - 30 Years
135 Fell Court Islip, New York .......................        509             1965     1992     10 - 30 Years
40 Cragwood Road South Plainfield, New Jersey ........      8,397             1970     1983     10 - 30 Years
110 Marcus Drive Huntington, New York ................      1,310             1980     1980     10 - 30 Years
333 East Shore Road Great Neck, New York .............        700             1976     1976     10 - 30 Years
310 East Shore Road Great Neck, New York .............      2,277             1981     1981     10 - 30 Years
70 Schmitt Blvd. Farmingdale, New York ...............        845             1965     1995     10 - 30 Years
19 Nicholas Drive Yaphank, New York ..................      2,556             1989     1995     10 - 30 Years
1516 Motor Parkway Hauppauge, New York ...............      1,737             1981     1995     10 - 30 Years
35 Pinelawn Road Melville, New York ..................      2,802             1980     1995     10 - 30 Years
520 Broadhollow Road Melville, New York ..............      2,723             1978     1995     10 - 30 Years
1660 Walt Whitman Road Melville, New York ............      1,417             1980     1995     10 - 30 Years
70 Maxess Road Melville, New York ....................      1,239             1967     1995     10 - 30 Years
20 Melville Park Rd., Melville, New York .............        603             1965     1996     10 - 30 Years
105 Price Parkway Farmingdale, New York ..............      1,632             1969     1996     10 - 30 Years
48 Harbor Park Drive Port Washington, New York .......        563             1976     1996     10 - 30 Years
60 Charles Lindbergh Mitchel Field, New York .........      6,078             1989     1996     10 - 30 Years
505 White Plains Road Tarrytown, New York ............        497             1974     1996     10 - 30 Years
555 White Plains Road Tarrytown, New York ............      3,554             1972     1996     10 - 30 Years
560 White Plains Road Tarrytown, New York ............      3,606             1980     1996     10 - 30 Years
580 White Plains Road Tarrytown, New York ............      5,294             1997     1996     10 - 30 Years
660 White Plains Road Tarrytown, New York ............      7,976             1983     1996     10 - 30 Years
Landmark Square Stamford, Connecticut ................     19,337        1973-1984     1996     10 - 30 Years

                                                                       Continued

                         RECKSON ASSOCIATES REALTY CORP.
              SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                                 (IN THOUSANDS)

                        COLUMN A                           COLUMN B                  COLUMN C
                        --------                           --------                  --------
                                                                                   INITIAL COST
                                                                             -------------------------
                                                                                         BUILDINGS AND
                      DESCRIPTION                        ENCUMBRANCE         LAND         IMPROVEMENTS
                      -----------                        -----------         ----        -------------
110 Bi -County Blvd. Farmingdale, New York ............      3,635           2,342            6,665
One Eagle Rock, East Hanover, New Jersey ..............         --             803            7,563
710 Bridgeport Avenue Shelton, Connecticut ............         --           5,405           21,620
101 JFK Expressway Short Hills, New Jersey ............         --           7,745           43,889
10 Rooney Circle West Orange, New Jersey ..............         --           1,302            4,615
Executive Hill Office Park West Orange, New Jersey              --           7,629           31,288
3 University Plaza Hackensack, New Jersey .............         --           7,894           11,846
150 Motor Parkway Hauppauge, New York .................         --           1,114           20,430
Reckson Executive Park Ryebrook, New York .............         --          18,343           55,028
University Square Princeton, New Jersey ...............         --           3,288            8,888
100 Andrews Road Hicksville, New York .................         --           2,337            1,711
80 Grasslands Elmsford, New York ......................         --           1,208            6,728
65 Marcus Drive Melville, New York ....................         --             295            1,966
100 Forge Way Rockaway, New Jersey ....................         --             315              902
200 Forge Way Rockaway, New Jersey ....................         --           1,128            3,228
300 Forge Way Rockaway, New Jersey ....................         --             376            1,075
400 Forge Way Rockaway, New Jersey ....................         --           1,142            3,267
51 -- 55 Charles Lindbergh Blvd. Mitchel Field, New
 York .................................................         --                (A)        27,975
100 Summit Drive Valhalla, New York ...................     19,101           3,007           41,351
115/117 Stevens Avenue Valhalla, New York .............         --           1,094           22,490
200 Summit Lake Drive Valhalla, New York ..............     19,373           4,343           37,305
140 Grand Street White Plains, New York ...............         --           1,932           18,744
500 Summit Lake Drive Valhalla, New York ..............         --           7,052           37,309
99 Cherry Hill Road Parsippany, New Jersey ............         --           2,360            7,508
119 Cherry Hill Road Parsippany, New Jersey ...........         --           2,512            7,622
45 Melville Park Road Melville, New York ..............         --             355            1,487
500 Saw Mill River Road Elmsford, New York ............         --           1,542            3,796
120 W.45th Street New York, New York ..................     64,263          28,757          162,809
1255 Broad Street Clifton, New Jersey .................         --           1,329           15,869
810 7th Avenue New York, New York .....................     82,854          26,984 (A)      152,767

                        COLUMN A                                    COLUMN D                          COLUMN E
                        --------                                    --------                          --------
                                                               COST CAPITALIZED,
                                                                 SUBSEQUENT TO                 GROSS AMOUNT AT WHICH
                                                                  ACQUISITION                CARRIED AT CLOSE OF PERIOD
                                                        -------------------------------   --------------------------------
                                                                          BUILDINGS AND            BUILDINGS AND
                      DESCRIPTION                             LAND         IMPROVEMENTS    LAND     IMPROVEMENTS    TOTAL
                      -----------                             ----        -------------    ----    -------------    -----
110 Bi -County Blvd. Farmingdale, New York ............          --              406       2,342        7,071        9,413
One Eagle Rock, East Hanover, New Jersey ..............          --            3,151         803       10,714       11,517
710 Bridgeport Avenue Shelton, Connecticut ............           7              946       5,412       22,566       27,978
101 JFK Expressway Short Hills, New Jersey ............      (3,098)         (16,116)      4,647       27,773       32,420
10 Rooney Circle West Orange, New Jersey ..............           1            1,002       1,303        5,617        6,920
Executive Hill Office Park West Orange, New Jersey                4            2,778       7,633       34,066       41,699
3 University Plaza Hackensack, New Jersey .............          --            2,684       7,894       14,530       22,424
150 Motor Parkway Hauppauge, New York .................          --            3,479       1,114       23,909       25,023
Reckson Executive Park Ryebrook, New York .............          --            4,550      18,343       59,578       77,921
University Square Princeton, New Jersey ...............          (1)           1,694       3,287       10,582       13,869
100 Andrews Road Hicksville, New York .................         151            5,742       2,488        7,453        9,941
80 Grasslands Elmsford, New York ......................          --              606       1,208        7,334        8,542
65 Marcus Drive Melville, New York ....................          56              954         351        2,920        3,271
100 Forge Way Rockaway, New Jersey ....................          --               98         315        1,000        1,315
200 Forge Way Rockaway, New Jersey ....................          --              483       1,128        3,711        4,839
300 Forge Way Rockaway, New Jersey ....................          --              254         376        1,329        1,705
400 Forge Way Rockaway, New Jersey ....................          --              187       1,142        3,454        4,596
51 -- 55 Charles Lindbergh Blvd. Mitchel Field, New
 York .................................................          --            4,292           0       32,267       32,267
100 Summit Drive Valhalla, New York ...................          --            4,879       3,007       46,230       49,237
115/117 Stevens Avenue Valhalla, New York .............          --            1,911       1,094       24,401       25,495
200 Summit Lake Drive Valhalla, New York ..............          --            4,010       4,343       41,315       45,658
140 Grand Street White Plains, New York ...............          (1)             300       1,931       19,044       20,975
500 Summit Lake Drive Valhalla, New York ..............          --            7,837       7,052       45,146       52,198
99 Cherry Hill Road Parsippany, New Jersey ............           5            1,330       2,365        8,838       11,203
119 Cherry Hill Road Parsippany, New Jersey ...........           6            1,097       2,518        8,719       11,237
45 Melville Park Road Melville, New York ..............          (1)           1,825         354        3,312        3,666
500 Saw Mill River Road Elmsford, New York ............          --              205       1,542        4,001        5,543
120 W.45th Street New York, New York ..................       7,721 (D)        3,756      36,478      166,565      203,043
1255 Broad Street Clifton, New Jersey .................          --            4,077       1,329       19,946       21,275
810 7th Avenue New York, New York .....................         117           13,920      27,101      166,687      193,788

                        COLUMN A                           COLUMN F       COLUMN G     COLUMN H     COLUMN I
                        --------                           --------       --------     --------     --------
                                                                                                  LIFE ON WHICH
                                                          ACCUMULATED      DATE OF       DATE     DEPRECIATION
                      DESCRIPTION                        DEPRECIATION   CONSTRUCTION   ACQUIRED    IS COMPUTED
                      -----------                        ------------   ------------   --------   -------------
110 Bi -County Blvd. Farmingdale, New York ............      1,508             1984     1997     10 - 30 Years
One Eagle Rock, East Hanover, New Jersey ..............      3,087             1986     1997     10 - 30 Years
710 Bridgeport Avenue Shelton, Connecticut ............      4,493        1971-1979     1997     10 - 30 Years
101 JFK Expressway Short Hills, New Jersey ............      5,132             1981     1997     10 - 30 Years
10 Rooney Circle West Orange, New Jersey ..............      1,096             1971     1997     10 - 30 Years
Executive Hill Office Park West Orange, New Jersey           6,337        1978-1984     1997     10 - 30 Years
3 University Plaza Hackensack, New Jersey .............      3,136             1985     1997     10 - 30 Years
150 Motor Parkway Hauppauge, New York .................      5,028             1984     1997     10 - 30 Years
Reckson Executive Park Ryebrook, New York .............     10,587        1983-1986     1997     10 - 30 Years
University Square Princeton, New Jersey ...............      1,774             1987     1997     10 - 30 Years
100 Andrews Road Hicksville, New York .................      1,897             1954     1996     10 - 30 Years
80 Grasslands Elmsford, New York ......................      1,389        1989/1964     1997     10 - 30 Years
65 Marcus Drive Melville, New York ....................        724             1968     1996     10 - 30 Years
100 Forge Way Rockaway, New Jersey ....................        190             1986     1998     10 - 30 Years
200 Forge Way Rockaway, New Jersey ....................        630             1989     1998     10 - 30 Years
300 Forge Way Rockaway, New Jersey ....................        328             1989     1998     10 - 30 Years
400 Forge Way Rockaway, New Jersey ....................        580             1989     1998     10 - 30 Years
51 -- 55 Charles Lindbergh Blvd. Mitchel Field, New
 York .................................................      7,035             1981     1998     10 - 30 Years
100 Summit Drive Valhalla, New York ...................      8,114             1988     1998     10 - 30 Years
115/117 Stevens Avenue Valhalla, New York .............      3,928             1984     1998     10 - 30 Years
200 Summit Lake Drive Valhalla, New York ..............      6,718             1990     1998     10 - 30 Years
140 Grand Street White Plains, New York ...............      3,078             1991     1998     10 - 30 Years
500 Summit Lake Drive Valhalla, New York ..............      7,159             1986     1998     10 - 30 Years
99 Cherry Hill Road Parsippany, New Jersey ............      1,340             1982     1998     10 - 30 Years
119 Cherry Hill Road Parsippany, New Jersey ...........      1,425             1982     1998     10 - 30 Years
45 Melville Park Road Melville, New York ..............        763             1998     1998     10 - 30 Years
500 Saw Mill River Road Elmsford, New York ............        670             1968     1998     10 - 30 Years
120 W.45th Street New York, New York ..................     20,103             1998     1999     10 - 30 Years
1255 Broad Street Clifton, New Jersey .................      2,922             1999     1999     10 - 30 Years
810 7th Avenue New York, New York .....................     20,037             1970     1999     10 - 30 Years

                                                                       Continued

                         RECKSON ASSOCIATES REALTY CORP.
              SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                                 (IN THOUSANDS)

                       COLUMN A                          COLUMN B                 COLUMN C
                       --------                          --------                 --------
                                                                                INITIAL COST
                                                                           --------------------------
                                                                                        BUILDINGS AND
                     DESCRIPTION                       ENCUMBRANCE         LAND          IMPROVEMENTS
                     -----------                       -----------         ----         -------------
120 Mineola Blvd. Mineola, New York .................          --            1,869            10,603
100 Wall Street New York, New York ..................      35,904           11,749            66,517
One Orlando Orlando, Florida ........................      38,366            9,386            51,136
1350 Avenue of the Americas New York, New York             74,631           19,222           109,168
919 3rd. Avenue New York, New York ..................     246,651          101,644 (A)       205,736
538 Broadhollow Road Melville, New York .............          --            3,900            21,413
360 Hamilton Avenue White Plains, New York ..........          --            2,838            34,606
492 River Road Nutley, New Jersey ...................          --            2,615             5,102
275 Broadhollow Road Melville, New York .............          --            3,850            12,958
400 Garden City Plaza Garden City, New York .........          --            9,081            17,004
90 Merrick Avenue East Meadow, New York .............          --                 (A)         23,804
120 White Plains Road Tarrytown, New York ...........          --            3,852            24,861
100 White Plains Road Tarrytown, New York ...........          --               79               472
51 JFK Parkway Short Hills, New Jersey ..............          --           10,053            62,504
680 Washington Blvd Stamford, Connecticut ...........          --            4,561            23,698
750 Washington Blvd Stamford, Connecticut ...........          --            7,527            31,940
1305 Walt Whitman Road Melville, New York ...........          --            3,934            24,040
50 Marcus Drive Melville, New York ..................          --              930            13,600
100 Grasslands Road Elmsford, New York ..............          --              289             3,382
2002 Orville Drive North Bohemia, New York ..........          --            1,950             9,959
390 Motor Parkway Hauppauge, New York ...............          --              240             5,787
58 South Service Road Melville, New York ............          --            1,061
400 Moreland Road Commack, New York .................          --              343             1,219
103 JFK Parkway Short Hills, New Jersey .............          --            3,098            18,011
Land held for development ...........................          --           92,924                --
Developments in progress ............................          --               --            28,311
Other property ......................................          --               --                --
                                                         --------      -----------        ----------
Total ...............................................    $740,012      $   483,555        $1,968,635
                                                         ========      ===========        ==========

                       COLUMN A                               COLUMN D                          COLUMN E
                       --------                               --------                          --------
                                                          COST CAPITALIZED,
                                                            SUBSEQUENT TO                GROSS AMOUNT AT WHICH
                                                             ACQUISITION               CARRIED AT CLOSE OF PERIOD
                                                        ----------------------    ------------------------------------
                                                                 BUILDINGS AND              BUILDINGS AND
                     DESCRIPTION                         LAND     IMPROVEMENTS     LAND      IMPROVEMENTS      TOTAL
                     -----------                         ----    -------------     ----     -------------      -----
120 Mineola Blvd. Mineola, New York .................        5         1,041        1,874         11,644        13,518
100 Wall Street New York, New York ..................       93         9,798       11,842         76,315        88,157
One Orlando Orlando, Florida ........................       32         3,779        9,418         54,915        64,333
1350 Avenue of the Americas New York, New York              --        18,037       19,222        127,205       146,427
919 3rd. Avenue New York, New York ..................   12,795        86,412      114,439        292,148       406,587
538 Broadhollow Road Melville, New York .............       --         1,038        3,900         22,451        26,351
360 Hamilton Avenue White Plains, New York ..........       --        21,351        2,838         55,957        58,795
492 River Road Nutley, New Jersey ...................       --         4,145        2,615          9,247        11,862
275 Broadhollow Road Melville, New York .............       --           312        3,850         13,270        17,120
400 Garden City Plaza Garden City, New York .........       --           667        9,081         17,671        26,752
90 Merrick Avenue East Meadow, New York .............       --         1,111            0         24,915        24,915
120 White Plains Road Tarrytown, New York ...........       --           359        3,852         25,220        29,072
100 White Plains Road Tarrytown, New York ...........       --            79           79            551           630
51 JFK Parkway Short Hills, New Jersey ..............        1           824       10,054         63,328        73,382
680 Washington Blvd Stamford, Connecticut ...........       --           168        4,561         23,866        28,427
750 Washington Blvd Stamford, Connecticut ...........       --           139        7,527         32,079        39,606
1305 Walt Whitman Road Melville, New York ...........       --            41        3,934         24,081        28,015
50 Marcus Drive Melville, New York ..................       65         4,912          995         18,512        19,507
100 Grasslands Road Elmsford, New York ..............       --         1,214          289          4,596         4,885
2002 Orville Drive North Bohemia, New York ..........       --           254        1,950         10,213        12,163
390 Motor Parkway Hauppauge, New York ...............       --           833          240          6,620         6,860
58 South Service Road Melville, New York ............    6,886        42,218        7,947         42,218        50,165
400 Moreland Road Commack, New York .................    1,141         1,510        1,484          2,729         4,213
103 JFK Parkway Short Hills, New Jersey .............      217         9,585        3,315         27,596        30,911
Land held for development ...........................       --            --       92,924                       92,924
Developments in progress ............................       --            --                      28,311        28,311
Other property ......................................       --        18,650                      18,650        18,650
                                                       -------      --------                  ----------    ----------
Total ...............................................  $27,409      $474,928     $510,964     $2,443,563    $2,954,527
                                                       =======      ========     ========     ==========    ==========

                       COLUMN A                          COLUMN F       COLUMN G      COLUMN H     COLUMN I
                       --------                          --------       --------      --------     --------
                                                                                                 LIFE ON WHICH
                                                        ACCUMULATED      DATE OF        DATE     DEPRECIATION
                     DESCRIPTION                       DEPRECIATION   CONSTRUCTION    ACQUIRED    IS COMPUTED
                     -----------                       ------------   ------------    --------   -------------
120 Mineola Blvd. Mineola, New York .................       1,500        1977            1999   10 - 30 Years
100 Wall Street New York, New York ..................       9,382        1969            1999   10 - 30 Years
One Orlando Orlando, Florida ........................       6,566        1987            1999   10 - 30 Years
1350 Avenue of the Americas New York, New York             12,397        1966            2000   10 - 30 Years
919 3rd. Avenue New York, New York ..................      16,375        1970            2000   10 - 30 Years
538 Broadhollow Road Melville, New York .............       1,802        2000            2000   10 - 30 Years
360 Hamilton Avenue White Plains, New York ..........       6,319        2000            2000   10 - 30 Years
492 River Road Nutley, New Jersey ...................         924        2000            2000   10 - 30 Years
275 Broadhollow Road Melville, New York .............       1,813        1970            1997   10 - 30 Years
400 Garden City Plaza Garden City, New York .........       2,166        1989            1997   10 - 30 Years
90 Merrick Avenue East Meadow, New York .............       3,563        1985            1997   10 - 30 Years
120 White Plains Road Tarrytown, New York ...........       3,076        1984            1997   10 - 30 Years
100 White Plains Road Tarrytown, New York ...........          39        1984            1997   10 - 30 Years
51 JFK Parkway Short Hills, New Jersey ..............       7,619        1988            1998   10 - 30 Years
680 Washington Blvd Stamford, Connecticut ...........       2,883        1989            1998   10 - 30 Years
750 Washington Blvd Stamford, Connecticut ...........       3,738        1989            1998   10 - 30 Years
1305 Walt Whitman Road Melville, New York ...........       3,043        1999            1999   10 - 30 Years
50 Marcus Drive Melville, New York ..................       1,106        2001            1998   10 - 30 Years
100 Grasslands Road Elmsford, New York ..............         460        2001            1997   10 - 30 Years
2002 Orville Drive North Bohemia, New York ..........         919        2001            1996   10 - 30 Years
390 Motor Parkway Hauppauge, New York ...............       1,046        2001            1997   10 - 30 Years
58 South Service Road Melville, New York ............       1,308        2001            1998   10 - 30 Years
400 Moreland Road Commack, New York .................          41        2002            1997   10 - 30 Years
103 JFK Parkway Short Hills, New Jersey .............       2,854        2002            1997   10 - 30 Years
Land held for development ...........................                     N/A         Various   N/A
Developments in progress ............................          --
Other property ......................................       2,713
                                                         --------
Total ...............................................    $445,029
                                                         ========

----------
A These land parcels, or a portion of the land parcels, on which the building and improvements were constructed are subject to a ground lease.
B The land parcel on which the building and improvements were constructed for one property is subject to a ground lease.
C The Encumbrance of $2,616 is related to one property.
D Includes costs incurred to acquire the lessor's rights to an air rights lease agreement.
The aggregate cost of Federal Income Tax purposes was approximately $2,191 million at December 31, 2002.

                         RECKSON ASSOCIATES REALTY CORP.
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (IN THOUSANDS)

     The changes in real estate for each of the periods in the three years ended December 31, 2002 are as follows:

                                                                  2002             2001             2000
                                                               -----------      -----------      ------------
Real estate balance at beginning of period ................    $ 2,880,879      $ 2,770,607      $ 2,208,399
Improvements / revaluations ...............................         91,900          193,492          166,260
Disposal, including write-off of fully depreciated building
 improvements .............................................        (18,252)         (83,220)         (52,092)
Acquisitions ..............................................             --               --          448,040
                                                               -----------      -----------      -----------
Balance at end of period ..................................    $ 2,954,527      $ 2,880,879      $ 2,770,607
                                                               ===========      ===========      ===========

     The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, furniture and fixtures, for each of the periods in the three years ended December 31, 2002 are as follows:

                                                                 2002           2001           2000
                                                               ---------      ---------      ---------
Balance at beginning of period ............................    $ 357,112      $ 284,315      $ 215,112
Depreciation for period ...................................       91,940         83,316         71,478
Disposal, including write-off of fully depreciated building
 improvements .............................................       (4,023)       (10,519)        (2,275)
                                                               ---------      ---------      ---------
Balance at end of period ..................................    $ 445,029      $ 357,112      $ 284,315
                                                               =========      =========      =========

                                    EXHIBIT INDEX


EXHIBIT    FILING
NUMBER    REFERENCE                                       DESCRIPTION
--------- ---------- -----------------------------------------------------------------------------------
3.1          a       Amended and Restated Articles of Incorporation of the Registrant
3.2          s       Amended and Restated By-Laws of the Registrant
3.3          e       Articles Supplementary of the Registrant Establishing and Fixing the Rights and
                     Preferences of a Series of Shares of Preferred Stock filed with the Maryland State Department of Assessments and
                     Taxation on April 9, 1998
3.4          h       Articles Supplementary of the Registrant Establishing and Fixing the Rights and
                     Preferences of a Class of Shares of Common Stock filed with the Maryland State
                     Department of Assessments and Taxation on May 24, 1999
3.5          g       Articles Supplementary of the Registrant Establishing and Fixing the Rights and
                     Preferences of a Series of Shares of Preferred Stock filed with the Maryland State
                     Department of Assessments and Taxation on May 28, 1999
3.6          h       Articles of Amendment of the Registrant filed with the Maryland State
                     Department of Assessments and Taxation on January 4, 2000
3.7          h       Articles Supplementary of the Registrant filed with the Maryland State
                     Department of Assessments and Taxation on January 11, 2000
3.8          o       Articles Supplementary of the Registrant Establishing and Fixing the Rights and
                     Preferences of a Series of Shares of Preferred Stock filed with the Maryland State
                     Department of Assessments and Taxation on November 2, 2000
4.1          b       Specimen Share Certificate of Class A Common Stock
4.2          j       Specimen Share Certificate of Class B Exchangeable Common Stock
4.3          e       Specimen Share Certificate of Series A Preferred Stock
4.4          f       Form of 7.40% Notes due 2004 of Reckson Operating Partnership, L.P. (the
                     "Operating Partnership")
4.5          f       Form of 7.75% Notes due 2009 of the Operating Partnership
4.6          f       Indenture, dated March 26, 1999, among the Operating Partnership, the Registrant, and The Bank of New York, as trustee
4.7          i       Rights Agreement, dated as of October 13, 2000, between the Registrant and
                     American Stock Transfer & Trust Company, as Rights Agent, which includes, as
                     Exhibit A thereto, the Form of Articles Supplementary, as Exhibit B thereto, the
                     Form of Right Certificate, and as Exhibit C thereto, the Summary of Rights to
                     Purchase Preferred Shares
4.8          q       Form of 6.00% Notes due 2007 of the Operating Partnership
4.9          d       Note Purchase Agreement for the Senior Unsecured Notes
10.1         a       Amended and Restated Agreement of Limited Partnership of the Operating
                     Partnership
10.2         e       Supplement to the Amended and Restated Agreement of Limited Partnership of
                     the Operating Partnership Establishing Series A Preferred Units of Limited
                     Partnership Interest
10.3         e       Supplement to the Amended and Restated Agreement of Limited Partnership of
                     the Operating Partnership Establishing Series B Preferred Units of Limited
                     Partnership Interest
10.4         e       Supplement to the Amended and Restated Agreement of Limited Partnership of
                     the Operating Partnership Establishing Series C Preferred Units of Limited
                     Partnership Interest
10.5         e       Supplement to the Amended and Restated Agreement of Limited Partnership of
                     the Operating Partnership Establishing Series D Preferred Units of Limited
                     Partnership Interest
10.6         h       Supplement to the Amended and Restated Agreement of Limited Partnership of
                     the Operating Partnership Establishing Series B Common Units of Limited
                     Partnership Interest
10.7         h       Supplement to the Amended and Restated Agreement of Limited Partnership of
                     the Operating Partnership Establishing Series E Preferred Partnership Units of
                     Limited Partnership Interest
10.8         l       Supplement to the Amended and Restated Agreement of Limited Partnership of
                     the Operating Partnership Establishing the Series F Junior Participating Preferred
                     Partnership Units
10.9         d       Third Amended and Restated Agreement of Limited Partnership of Omni
                     Partners, L.P.
10.10        i       Amendment and Restatement of Employment and Noncompetition Agreement,
                     dated as of August 15, 2000, between the Registrant and Donald Rechler
10.11        i       Amendment and Restatement of Employment and Noncompetition Agreement,
                     dated as of August 15, 2000, between the Registrant and Scott Rechler
10.12        i       Amendment and Restatement of Employment and Noncompetition Agreement,
                     dated as of August 15, 2000, between the Registrant and Mitchell Rechler
10.13        i       Amendment and Restatement of Employment and Noncompetition Agreement,
                     dated as of August 15, 2000, between the Registrant and Gregg Rechler
10.14        i       Amendment and Restatement of Employment and Noncompetition Agreement,
                     dated as of August 15, 2000, between the Registrant and Roger Rechler
10.15        i       Amendment and Restatement of Employment and Noncompetition Agreement,
                     dated as of August 15, 2000, between the Registrant and Michael Maturo
10.16        i       Amendment and Restatement of Employment and Noncompetition Agreement,
                     dated as of August 15, 2000, between the Registrant and Jason Barnett
10.17        a       Purchase Option Agreements relating to the Reckson Option Properties
10.18        a       Purchase Option Agreements relating to the Other Option Properties
10.19        k       Amended and Restated 1995 Stock Option Plan
10.20        c       1996 Employee Stock Option Plan
10.21        b       Ground Leases for certain of the properties
10.22        a       Indemnity Agreement relating to 100 Oser Avenue
10.23        k       Amended and Restated 1997 Stock Option Plan
10.24        d       1998 Stock Option Plan
10.25        i       Amendment and Restatement of Severance Agreement, dated as of August 15,
                     2000, between the Registrant and Donald Rechler
10.26        i       Amendment and Restatement of Severance Agreement, dated as of August 15,
                     2000, between the Registrant and Scott Rechler
10.27        i       Amendment and Restatement of Severance Agreement, dated as of August 15,
                     2000, between the Registrant and Mitchell Rechler
10.28        i       Amendment and Restatement of Severance Agreement, dated as of August 15,
                     2000, between the Registrant and Gregg Rechler
10.29        i       Amendment and Restatement of Severance Agreement, dated as of August 15,
                     2000, between the Registrant and Roger Rechler
10.30        i       Amendment and Restatement of Severance Agreement, dated as of August 15,
                     2000, between the Registrant and Michael Maturo
10.31        i       Amendment and Restatement of Severance Agreement, dated as of August 15,
                     2000, between the Registrant and Jason Barnett
10.32        h       Amended and Restated Credit Agreement dated as of August 4, 1999 between
                     Reckson Service Industries, Inc., as borrower, and the Operating Partnership, as
                     Lender, relating to Reckson Strategic Venture Partners, LLC ("RSVP Credit
                     Agreement")



EXHIBIT     FILING
NUMBER     REFERENCE                                        DESCRIPTION
---------- ----------- -------------------------------------------------------------------------------------
10.33          h       Amended and Restated Credit Agreement dated as of August 4, 1999 between
                       Reckson Service Industries, Inc., as borrower, and the Operating Partnership, as
                       Lender, relating to the operations of Reckson Service Industries, Inc. ("RSI Credit
                       Agreement")
10.34          h       Letter Agreement, dated November 30, 1999, amending the RSVP Credit
                       Agreement and the RSI Credit Agreement
10.35          m       Second Amendment to the Amended and Restated Credit Agreement, dated
                       March 30, 2001, between the Operating Partnership and FrontLine Capital Group
10.36          n       Loan Agreement, dated as of June 1, 2001, between 1350 LLC, as Borrower, and
                       Secore Financial Corporation, as Lender
10.37          n       Loan Agreement, dated as of July 18, 2001, between Metropolitan 919 3rd Avenue,
                       LLC, as Borrower, and Secore Financial Corporation, as Lender
10.38          i       Operating Agreement dated as of September 28, 2000 between Reckson Tri-State
                       Member LLC (together with its permitted successors and assigns) and TIAA
                       Tri-State LLC
10.39          l       Agreement of Spreader, Consolidation and Modification of Mortgage Security
                       Agreement among Metropolitan 810 7th Ave., LLC, 100 Wall Company LLC and
                       Monumental Life Insurance Company
10.40          l       Consolidated, Amended and Restated Secured Promissory Note relating to
                       Metropolitan 810 7th Ave., LLC and 100 Wall Company LLC
10.41          p       Amended and Restated Operating Agreement of 919 JV LLC
10.42          r       2002 Stock Option Plan
10.43          s       Indemnification Agreement, dated as of May 23, 2002, between the Registrant and
                       Donald J. Rechler*
10.44          t       Second Amended and Restated Credit Agreement, dated as of December 30, 2002, among the Operating Partnership, the institutions from time to time party thereto as Lenders and JPMorgan Chase Bank, as Administrative Agent
10.45          t       Form of Guarantee Agreement to the Second Amended and Restated Credit
                       Agreement, between and among the Operating Partnership, the institutions from time to time party thereto as Lenders and JPMorgan Chase Bank, as
                       Administrative Agent
10.46          t       Form of Promissory Note to the Second Amended and Restated Credit
                       Agreement, between and among the Operating Partnership, the institutions from time to time party thereto as Lenders and JPMorgan Chase Bank, as
                       Administrative Agent
10.47          t       First Amendment to Second Amended and Restated Credit Agreement, dated as of January 24, 2003, among the Operating Partnership, JPMorgan Chase Bank, as
                       Administrative Agent for the institutions from time to time party thereto as
                       Lenders and Key Bank, N.A., as New Lender
10.48                  Long-Term Incentive Award Agreement, dated March 13, 2003, between the
                       Registrant and Scott H. Rechler**
10.49                  Award Agreement, dated November 14, 2002, between the Registrant and
                       Scott H. Rechler***
10.50                  Award Agreement, dated March 13, 2003, between the Registrant and Scott
                       H. Rechler****
12.1                   Statement of Ratios of Earnings to Fixed Charges
21.1                   Statement of Subsidiaries
23.1                   Consent of Independent Auditors
24.1                   Power of Attorney (included in Part IV of the Form 10-K)
99.1                   Certification of Donald J. Rechler, Co-Chief Executive Officer of the Registrant,
                       pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
99.2                   Certification of Scott H. Rechler, Co-Chief Executive Officer of the Registrant,
                       pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
99.3                   Certification of Michael Maturo, Executive Vice President, Treasurer and Chief
                       Financial Officer of the Registrant, pursuant to Section 1350 of Chapter 63 of Title
                       18 of the United States Code

-----------------------

(a)       Previously filed as an exhibit to the Registrant's Registration Statement Form S-11 (No. 333-1280)
          and incorporated herein by reference.
(b)       Previously filed as an exhibit to the Registrant's Registration Statement Form S-11 (No. 33-84324)
          and incorporated herein by reference.
(c)       Previously filed as an exhibit to the Registrant's Form 8-K report filed with the SEC on November 25,
          1996 and incorporated herein by reference.
(d)       Previously filed as an exhibit to the Registrant's Form 10-K filed with the SEC on March 26, 1998 and incorporated herein by reference.
(e)       Previously filed as an exhibit to the Registrant's Form 8-K report filed with the SEC on March 1,
          1999 and incorporated herein by reference.
(f)       Previously filed as an exhibit to the Registrant's Form 8-K filed with SEC on March 26, 1999 and incorporated herein by reference.
(g)       Previously filed as an exhibit to the Registrant's Form 8-K filed with SEC on June 7, 1999 and incorporated herein by reference.
(h)       Previously filed as an exhibit to the Registrant's Form 10-K filed with the SEC on March 17, 2000 and incorporated herein by reference.
(i)       Previously filed as an exhibit to the Registrant's Form 8-K filed with the SEC on October 17, 2000 and incorporated herein by reference.
(j)       Previously filed as an exhibit to the Registrant's Form S-4 (No. 333-74285) and incorporated herein by reference.
(k)       Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on November 13, 2001 and incorporated herein by reference.
(l)       Previously filed as an exhibit to the Registrant's Form 10-K filed with the SEC on March 21, 2001 and incorporated herein by reference.
(m)       Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on May 14, 2001 and incorporated herein by reference.
(n)       Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on August 14, 2001 and incorporated herein by reference.
(o)       Included as an exhibit to Exhibit 4.7.
(p)       Previously filed as an exhibit to the Registrant's Form 8-K filed with the SEC on January 8, 2002 and incorporated herein by reference.
(q)       Previously filed as an exhibit to the Registrant's Form 8-K filed with the SEC on June 18, 2002 and incorporated herein by reference.
(r)       Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on August 14, 2002 and incorporated herein by reference.
(s)       Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on November 12, 2002 and incorporated herein by reference.
(t)       Previously filed as an exhibit to the Registrant's Current Report on 8-K filed with the SEC on
          January 27, 2003 and incorporated herein by reference.
*         Each of Scott H. Rechler, Mitchell D. Rechler, Gregg M. Rechler, Michael Maturo, Roger M.
          Rechler, Jason M. Barnett, Herve A. Kevenides, John V.N. Klein, Lewis S. Ranieri and Conrad D.
          Stephenson has entered into an Indemnification Agreement with the Registrant, dated May 23, 2002.
          Each of Ronald H. Menaker and Peter Quick has entered into an Indemnification Agreement with the Registrant dated May 1, 2002. These Agreements are identical in all material respects to the
          Indemnification Agreement for Donald J. Rechler filed herewith.
**        Each of Donald J. Rechler, Mitchell D. Rechler, Gregg M. Rechler, Michael Maturo, Roger M.
          Rechler and Jason M. Barnett has entered into a Long-Term Incentive Award Agreement with the
          Registrant, dated March 13, 2003. These Agreements are identical in all material respects to the
          Long-Term Incentive Award Agreement for Scott H. Rechler filed herewith.
***       Each of Donald J. Rechler, Mitchell D. Rechler, Gregg M. Rechler, Michael Maturo and Roger M.
          Rechler has been awarded certain rights to shares of Class A common stock of the Registrant, pursuant to award agreements dated November 14, 2002. These Agreements are identical in all material respects to the Agreement for Scott H. Rechler filed herewith, except that Donald J. Rechler received rights to 46,983 shares each of Mitchell D. Rechler, Gregg M. Rechler and Michael Maturo
          received rights to 27,588 shares and Roger M. Rechler received rights to 25,530 shares.
****      Each of Donald J. Rechler, Mitchell D. Rechler, Gregg M. Rechler, Michael Maturo, Roger M. Rechler
          and Jason M. Barnett has been awarded certain rights to shares of Class A common stock of the
          Registrant pursuant to award agreements dated March 13, 2003. These Agreements are identical in all material respects to the Agreement for Scott H. Rechler filed herewith.

                                     IV-45