Form 10-Q
period 2003-03-31
RECKSON ASSOCIATES REALTY CORP
filed 2003-05-15
CIK 930548

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                         COMMISSION FILE NUMBER: 1-13762



                         RECKSON ASSOCIATES REALTY CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MARYLAND                                                              11-3233650
--------                                                              ----------
(STATE OR OTHER JURISDICTION OF                                    (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)


225 BROADHOLLOW ROAD, MELVILLE, NY                                         11747
----------------------------------                                         -----
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

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES X NO__.


                 ----------------------------------------------

    THE COMPANY HAS TWO CLASSES OF COMMON STOCK, PAR VALUE $.01 PAR VALUE PER
       SHARE, WITH 48,000,995 AND 9,915,313 SHARES OF CLASS A COMMON STOCK
                      AND CLASS B COMMON STOCK OUTSTANDING,
                         RESPECTIVELY AS OF MAY 9, 2003


--------------------------------------------------------------------------------

                         RECKSON ASSOCIATES REALTY CORP.
                                QUARTERLY REPORT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                TABLE OF CONTENTS

       INDEX                                                                                                          PAGE
       -------------------------------------------------------------------------------------------------------------------------
       PART I.    FINANCIAL INFORMATION
       -------------------------------------------------------------------------------------------------------------------------

       Item 1.    Financial Statements

                  Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002...............    2

                  Consolidated Statements of Income for the three months ended March 31, 2003
                    and 2002 (unaudited)...........................................................................    3

                  Consolidated Statements of Cash Flows for the three months ended March 31, 2003
                    and 2002 (unaudited)...........................................................................    4

                  Notes to the Consolidated Financial Statements (unaudited).......................................    5

       Item 2.    Management's  Discussion  and Analysis of Financial  Condition  and Results of Operations........   19

       Item 3.    Quantitative and Qualitative Disclosures about Market Risk ......................................   33

       Item 4.    Controls and Procedures..........................................................................   34
       -------------------------------------------------------------------------------------------------------------------------
       PART II.   OTHER INFORMATION
       -------------------------------------------------------------------------------------------------------------------------

       Item 1.    Legal Proceedings................................................................................  38
       Item 2.    Changes in Securities and Use of Proceeds........................................................  38
       Item 3.    Defaults Upon Senior Securities..................................................................  38
       Item 4.    Submission of Matters to a Vote of Securities Holders............................................  38
       Item 5.    Other Information................................................................................  38
       Item 6.    Exhibits and Reports on Form 8-K.................................................................  38
       -------------------------------------------------------------------------------------------------------------------------
       SIGNATURES .................................................................................................  39
       -------------------------------------------------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                         RECKSON ASSOCIATES REALTY CORP.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


                                                                                          MARCH 31,         DECEMBER 31,
                                                                                            2003                2002
                                                                                        -------------       -------------
                                                                                         (Unaudited)
ASSETS:
Commercial real estate properties, at cost:
    Land ........................................................................        $   417,996         $   418,040
    Building and improvements ...................................................          2,426,832           2,415,252
Developments in progress:
    Land ........................................................................             84,851              92,924
    Development costs ...........................................................             30,563              28,311
Furniture, fixtures and equipment ...............................................             12,569              13,595
                                                                                         -----------         -----------
                                                                                           2,972,811           2,968,122
Less accumulated depreciation ...................................................           (476,368)           (454,018)
                                                                                         -----------         -----------
                                                                                           2,496,443           2,514,104
Investments in real estate joint ventures .......................................              6,106               6,116
Investments in mortgage notes and notes receivable ..............................             54,727              54,547
Investments in service companies and affiliate loans and joint ventures .........             72,770              73,332
Cash and cash equivalents .......................................................             31,129              30,827
Tenant receivables ..............................................................             11,579              14,050
Deferred rents receivable .......................................................            111,467             107,366
Prepaid expenses and other assets ...............................................             52,489              37,235
Contract and land deposits and pre-acquisition costs ............................                227                 240
Deferred leasing and loan costs .................................................             65,248              70,103
                                                                                         -----------         -----------
TOTAL ASSETS ....................................................................        $ 2,902,185         $ 2,907,920
                                                                                         ===========         ===========
LIABILITIES:
Mortgage notes payable ..........................................................        $   737,131         $   740,012
Unsecured credit facility .......................................................            302,000             267,000
Senior unsecured notes ..........................................................            499,339             499,305
Accrued expenses and other liabilities ..........................................             78,372              93,783
Dividends and distributions payable .............................................             31,472              31,575
                                                                                         -----------         -----------
TOTAL LIABILITIES ...............................................................          1,648,314           1,631,675
                                                                                         -----------         -----------

Minority partners' interests in consolidated partnerships .......................            241,932             242,934
Preferred unit interest in the operating partnership ............................             19,662              19,662
Limited partners' minority interest in the operating partnership ................             68,385              71,420
                                                                                         -----------         -----------
                                                                                             329,979             334,016
                                                                                         -----------         -----------
Commitments and contingencies ...................................................                 --                  --

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 25,000,000 shares authorized
    Series A preferred stock, 8,834,500 shares issued and outstanding ...........                 88                  88
    Series B preferred stock, 2,000,000 shares issued and outstanding ...........                 20                  20
Common Stock, $.01 par value, 100,000,000 shares authorized .....................                480                 482
    Class A common stock, 48,000,995 and 48,246,083 shares issued and outstanding, respectively
    Class B common stock, 9,915,313 shares issued and outstanding ...............                 99                  99
Additional paid in capital ......................................................            991,698           1,005,494
    Treasury stock - Class A common, 2,950,400 and 2,698,400 shares, respectively
     and Class B common, 368,200 shares .........................................            (68,493)            (63,954)
                                                                                         -----------         -----------
Total Stockholders' Equity ......................................................            923,892             942,229
                                                                                         -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................................        $ 2,902,185         $ 2,907,920
                                                                                         ===========         ===========


                (see accompanying notes to financial statements)

                         RECKSON ASSOCIATES REALTY CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
        (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)


                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                             -----------------------------
                                                                                 2003             2002
                                                                             ------------     ------------
REVENUES:
Property operating revenues:
     Base rents .........................................................    $    107,478     $    106,383
     Tenant escalations and reimbursements ..............................          15,963           15,321
                                                                             ------------     ------------
Total property operating revenues .......................................         123,441          121,704
Interest income on mortgage notes and notes receivable (including $1,033
  and $1,059, respectively from related parties) ........................           1,531            1,556
Investment and other income .............................................           5,788              534
                                                                             ------------     ------------
    TOTAL REVENUES ......................................................         130,760          123,794
                                                                             ------------     ------------
EXPENSES:
Property operating expenses .............................................          47,834           41,895
Marketing, general and administrative ...................................           8,259            7,095
Interest ................................................................          22,850           20,996
Depreciation and amortization ...........................................          31,984           25,930
                                                                             ------------     ------------
     TOTAL EXPENSES .....................................................         110,927           95,916
                                                                             ------------     ------------
Income before minority interests, preferred dividends and distributions, equity in earnings of real estate joint ventures and service companies, gain on sales of depreciable real estate assets and discontinued
  operations ............................................................          19,833           27,878
Minority partners' interests in consolidated partnerships ...............          (4,690)          (5,120)
Distributions to preferred unit holders .................................            (273)            (461)
Limited partners' minority interest in the operating partnership ........            (996)          (1,904)
Equity in earnings of real estate joint ventures and service companies
  (including $0 and $407, respectively from related parties) ............             106              335
Gain on sales of depreciable real estate assets .........................              --              537
                                                                             ------------     ------------
Income before discontinued operations and preferred dividends ...........          13,980           21,265
Discontinued operations (net of limited partners' minority interest):
    Income from discontinued operations .................................              --              204
                                                                             ------------     ------------
Net Income ..............................................................          13,980           21,469
Dividends to preferred shareholders .....................................          (5,317)          (5,487)
                                                                             ------------     ------------
Net income allocable to common shareholders .............................    $      8,663     $     15,982
                                                                             ============     ============
Net income allocable to:
    Class A common ......................................................    $      6,595     $     12,159
    Class B common ......................................................           2,068            3,823
                                                                             ------------     ------------
Total ...................................................................    $      8,663     $     15,982
                                                                             ============     ============
Basic net income per weighted average common share:
    Class A common ......................................................    $        .14     $        .23
    Gain on sales of depreciable real estate assets .....................              --              .01
    Discontinued operations .............................................              --               --
                                                                             ------------     ------------
    Basic net income per Class A common .................................    $        .14     $        .24
                                                                             ============     ============
    Class B common ......................................................    $        .21     $        .36
    Gain on sales of depreciable real estate assets .....................              --              .01
    Discontinued operations .............................................              --               --
                                                                             ------------     ------------
    Basic net income per Class B common .................................    $        .21     $        .37
                                                                             ============     ============
Basic weighted average common shares outstanding:
    Class A common ......................................................      48,200,946       50,013,140
    Class B common ......................................................       9,915,313       10,283,513
Diluted net income per weighted average common share:
    Class A common ......................................................    $        .14     $        .24
                                                                             ============     ============
    Class B common ......................................................    $        .15     $        .26
                                                                             ============     ============
Diluted weighted average common shares outstanding:
    Class A common ......................................................      48,320,129       50,350,189
    Class B common ......................................................       9,915,313       10,283,513



                (see accompanying notes to financial statements)

                         RECKSON ASSOCIATES REALTY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                     -----------------------
                                                                                        2003         2002
                                                                                     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME ......................................................................    $  13,980     $  21,469
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization .............................................       31,984        26,136
      Gain on sales of depreciable real estate assets ...........................           --          (537)
      Minority partners' interests in consolidated partnerships .................        4,690         5,120
      Limited partners' minority interest in the operating partnership ..........          996         1,904
      Equity in earnings of real estate joint ventures and service companies ....         (106)         (335)
 Changes in operating assets and liabilities:
      Tenant receivables ........................................................        2,471          (984)
      Prepaid expenses and other assets .........................................        1,394        11,539
      Deferred rents receivable .................................................       (4,101)       (8,749)
      Accrued expenses and other liabilities ....................................      (11,722)      (22,964)
                                                                                     ---------     ---------
      Net cash provided by operating activities .................................       39,586        32,599
                                                                                     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Increase in contract deposits and pre-acquisition costs ...................           --        (9,134)
      Additions to developments in progress .....................................       (5,888)       (3,621)
      Proceeds from mortgage note receivable repayments .........................           --             4
      Additions to commercial real estate properties ............................      (14,916)       (4,931)
      Additions to furniture, fixtures and equipment ............................          (89)           (6)
      Payment of leasing costs ..................................................       (4,787)       (2,987)
      Distributions from investments in real estate joint ventures ..............          117            --
      Proceeds from sales of real estate ........................................           --           600
                                                                                     ---------     ---------
      Net cash used in investing activities .....................................      (25,563)      (20,075)
                                                                                     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock net of issuance costs ..............           --         4,492
      Repurchases of common stock ...............................................       (4,538)           --
      Principal payments on secured borrowings ..................................       (2,881)       (2,486)
      Payment of loan and equity issuance costs .................................          (29)         (322)
      Proceeds from unsecured credit facility ...................................       35,000        30,000
      Repayment of unsecured credit facility ....................................           --       (84,600)
      Distributions to minority partners in consolidated partnerships ...........       (5,693)       (4,096)
      Distributions to limited partners in the operating partnership ............       (3,089)       (3,178)
      Distributions to preferred unit holders ...................................         (273)         (481)
      Dividends to common shareholders ..........................................      (26,901)      (27,899)
      Dividends to preferred shareholders .......................................       (5,317)       (5,487)
                                                                                     ---------     ---------
      Net cash used in financing activities .....................................      (13,721)      (94,057)
                                                                                     ---------     ---------
      Net (decrease) increase in cash and cash equivalents ......................          302       (81,533)
      Cash and cash equivalents at beginning of period ..........................       30,827       121,975
                                                                                     ---------     ---------
      Cash and cash equivalents at end of period ................................    $  31,129     $  40,442
                                                                                     =========     =========

                (see accompanying notes to financial statements)

                         RECKSON ASSOCIATES REALTY CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


1.       ORGANIZATION AND FORMATION OF THE COMPANY

Reckson Associates Realty Corp. (the "Company") is a self-administered and self managed real estate investment trust ("REIT") engaged in the ownership, management, operation, leasing and development of commercial real estate properties, principally office and industrial / R&D buildings and also owns land for future development (collectively, the "Properties") located in the New York tri-state area (the "Tri-State Area").

The Company was incorporated in Maryland in September 1994. In June 1995, the Company completed an initial public offering (the "IPO") and commenced operations.

The Company became the sole general partner of Reckson Operating Partnership, L.P. (the "Operating Partnership") by contributing substantially all of the net proceeds of the IPO in exchange for an approximate 73% interest in the Operating Partnership. All Properties acquired by the Company are held by or through the Operating Partnership. In conjunction with the IPO, the Operating Partnership executed various option and purchase agreements whereby it issued common units of limited partnership interest in the Operating Partnership ("OP Units") to certain continuing investors in exchange for (i) interests in certain property partnerships, (ii) fee simple and leasehold interests in properties and development land, (iii) certain other business assets and (iv) 100% of the non-voting preferred stock of the management and construction companies. At March 31, 2003, the Company's ownership percentage in the Operating Partnership was approximately 89.5%.

2.       BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership at March 31, 2003 and December 31, 2002 and the results of their operations and their cash flows for the three months ended March 31, 2003 and 2002, respectively. The Operating Partnership's investments in majority owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners' interest. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest. Such investments are reflected in the accompanying financial statements on the equity method of accounting. For the periods presented prior to October 1, 2002, the operating results of Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction Group New York, Inc. and Reckson Construction Group, Inc. (the "Service Companies"), in which the Operating Partnership owned a 97% non-controlling interest were reflected in the accompanying financial statements on the equity method of accounting. On October 1, 2002, the Operating Partnership acquired the remaining 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. As a result, the Operating Partnership commenced consolidating the operations of the Service Companies (see Note 10). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Reckson Construction Group, Inc. and Reckson Construction Group New York, Inc. use the percentage-of-completion method for recording amounts earned on its contracts. This method records amounts earned as revenue in the proportion that actual costs incurred to date bear to the estimate of total costs at contract completion.

Minority partners' interests in consolidated partnerships represent a 49% non-affiliated interest in RT Tri-State LLC, owner of a nine property suburban office portfolio, a 40% non-affiliated interest in Omni Partners, L.P., owner of a 579,000 square foot suburban office property and a 49% non-affiliated interest in Metropolitan 919 Third Avenue, LLC, owner of the property located at 919 Third Avenue, New York, NY. Limited partners' minority interest in the Operating Partnership was approximately 10.5% and 11.6% at March 31, 2003 and 2002, respectively.

The Company follows the guidance provided for under the Financing Accounting Standards Board ("FASB") Statement No. 66 "Accounting for Sales of Real Estate" ("Statement No. 66"), which provides guidance on sales contracts that are accompanied by agreements which require the seller to develop the property in the future. Under Statement No. 66 profit is recognized and allocated to the sale of the land and the later development or construction work on the basis of estimated costs of each activity; the same rate of profit is attributed to each activity. As a result, profits are recognized and reflected over the improvement period on the basis of costs incurred (including land) as a percentage of total costs estimated to be incurred. The Company uses the percentage of completion method, as the future costs of development and profit were reliably estimated (see Note 6).

The accompanying interim unaudited financial statements have been prepared by the Company's management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2002.

The Company intends to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company will not generally be subject to corporate Federal income taxes as long as it satisfies certain technical requirements of the Code relating to composition of its income and assets and requirements relating to distributions of taxable income to shareholders.

Recent Accounting Pronouncements

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". It also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions related to the disposal of a segment of a business. The Company adopted Statement No. 144 on January 1, 2002. The adoption of this statement did not have a material effect on the results of operations or the financial position of the Company. The adoption of Statement No. 144 does not have an impact on net income allocable to common shareholders. Statement No. 144 only impacts the presentation of the results of operations and gain on sales of depreciable real estate assets for those properties sold during the period within the consolidated statements of income.

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

The following table sets forth the Company's pro forma information for its Class A common stockholders for the three months ended March 31, 2003 and 2002 (in thousands except earnings per share data):

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                  ----------------------------
                                                                                    2003               2002
                                                                                  ---------          ---------
Net income as reported......................................................      $   6,595          $  12,159
Add:  Stock option expense included in net income ..........................              1                 --
Less: Stock option expense determined under fair value
        recognition method for all awards...................................             90                117
                                                                                  ---------          ---------
Pro forma net income .......................................................      $   6,506          $  12,042
                                                                                  =========          =========
Net income per share as reported:

     Basic..................................................................      $     .14          $     .24
                                                                                  =========          =========
     Diluted................................................................      $     .14          $     .24
                                                                                  =========          =========
Pro forma net income per share:
     Basic..................................................................      $     .13          $     .24
                                                                                  =========          =========
     Diluted................................................................      $     .13          $     .24
                                                                                  =========          =========

The fair value for those options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three month periods ended March 31, 2003 and 2002, respectively: risk-free interest rate of 3%; dividend yields of 7.38% and 7.46%; volatility factors of the expected market price of the Company's Class A common stock of .197 and a weighted-average expected life of the option of five years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 significantly changes the current practice in the accounting for, and disclosure of, guarantees. Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment under the guarantee is remote. The disclosure requirements within FIN 45 are effective for financial statements for annual or interim periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of this interpretation did not have a material effect on the results of operations or the financial position of the Company.

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

3.       MORTGAGE NOTES PAYABLE

As of March 31, 2003, the Company had approximately $737.1 million of fixed rate mortgage notes which mature at various times between 2004 and 2027. The notes are secured by 21 properties with an aggregate carrying value of approximately $1.5 billion which are pledged as collateral against the mortgage notes payable. In addition, approximately $44.8 million of the $737.1 million is recourse to the Company and certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and / or the Company.

The following table sets forth the Company's mortgage notes payable as of March 31, 2003, by scheduled maturity date (dollars in thousands):

                                                     Principal         Interest         Maturity         Amortization
Property                                            Outstanding          Rate             Date           Term (Years)
-----------------------------------------------    --------------     -----------    ---------------     --------------
80 Orville Dr, Islip, NY                                   2,616          10.10%     February, 2004      Interest only
395 North Service Road, Melville, NY                      19,607           6.45%      October, 2005      $34 per month
200 Summit Lake Drive, Valhalla, NY                       19,268           9.25%      January, 2006           25
1350 Avenue of the Americas, NY, NY                       74,421           6.52%         June, 2006           30
Landmark Square, Stamford, CT (a)                         44,832           8.02%      October, 2006           25
100 Summit Lake Drive, Valhalla, NY                       18,766           8.50%        April, 2007           15
333 Earle Ovington Blvd, Mitchel Field, NY (b)            53,622           7.72%       August, 2007           25
810 Seventh Avenue, NY, NY                                82,480           7.73%       August, 2009           25
100 Wall Street, NY, NY                                   35,742           7.73%       August, 2009           25
6900 Jericho Turnpike, Syosset, NY                         7,319           8.07%         July, 2010           25
6800 Jericho Turnpike, Syosset, NY                        13,867           8.07%         July, 2010           25
580 White Plains Road, Tarrytown, NY                      12,635           7.86%    September, 2010           25
919 Third Ave, NY, NY (c)                                246,144          6.867%       August, 2011           30
110 Bi-County Blvd., Farmingdale, NY                       3,579          9.125%     November, 2012           20
One Orlando Center, Orlando, FL (d)                       38,218           6.82%     November, 2027           28
120 West 45th Street, NY, NY (d)                          64,015           6.82%     November, 2027           28
                                                     -----------
Total/Weighted Average                               $   737,131           7.26%
                                                     ===========


------------------------
   (a)  Encompasses six Class A office properties

   (b) The Company has a 60% general partnership interest in this property and its proportionate share of the aggregate principal amount is approximately $32.2 million

   (c) The Company has a 51% membership interest in this property and its proportionate share of the aggregate principal amount is approximately $125.5 million

   (d) Subject to interest rate adjustment on November 1, 2004 to the greater of 8.82% per annum or the yield on non-callable U.S. treasury obligations with a term of fifteen years plus 2% per annum.

In addition, the Company has a 60% interest in an unconsolidated joint venture property. The Company's pro rata share of the mortgage debt at March 31, 2003 is approximately $7.5 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005.

4.       SENIOR UNSECURED NOTES

As of March 31, 2003, the Operating Partnership had outstanding approximately $499.3 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures by scheduled maturity date (dollars in thousands):

                                 FACE
          ISSUANCE              AMOUNT          COUPON RATE          TERM             MATURITY
     -------------------    --------------    ---------------    ------------    -------------------
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

5.       UNSECURED CREDIT FACILITY

The Company currently has a three year $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and Citicorp North America, Inc. and Wachovia Bank, National Association, as co-documentation agents. The Credit Facility matures in December 2005, contains options for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. In addition, borrowings under the Credit Facility are currently priced off LIBOR plus 90 basis points and the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership's unsecured credit rating the interest rates and facility fee are subject to change. The outstanding borrowings under the Credit Facility were $302.0 million at March 31, 2003.

The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At March 31, 2003, the Company had availability under the Credit Facility to borrow approximately an additional $198.0 million, subject to compliance with certain financial covenants.

6.       COMMERCIAL REAL ESTATE INVESTMENTS

As of March 31, 2003, the Company owned and operated 75 office properties (inclusive of eleven office properties owned through joint ventures) comprising approximately 13.6 million square feet, 101 industrial / R&D properties comprising approximately 6.7 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area.

The Company also owns approximately 313 acres of land in 12 separate parcels of which the Company can develop approximately 3.0 million square feet of office space and approximately 400,000 square feet of industrial / R&D space. In addition, during the three months ended March 31, 2003, the Company completed the development of a 71,000 square foot industrial / R&D property on Long Island. At March 31, 2003, the Company had incurred approximately $5.6 million of investment costs related to this project, anticipates incurring an additional $1.7 million of investment costs and projects to place this project into service during the second quarter of 2003. The Company is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of March 31, 2003, the Company had invested approximately $115.4 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values. The Company has capitalized approximately $2.3 million and $3.3 million for the three months ended March 31, 2003 and 2002, respectively related to real estate taxes, interest and other carrying costs related to these development projects.

During February 2003, the Company, through Reckson Construction Group, Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, New York and has been retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction closed on March 11, 2003 and development of the aforementioned office building has commenced. Net proceeds from the land sale of approximately $18.3 million were used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to Section 1031 of the Code and is included in prepaid expenses and other assets on the accompanying balance sheet. The Code allows for the deferral of taxes related to the gain attributable to the sale of property if such qualified identified replacement property is identified within 45 days and acquired within 180 days from the initial sale. The Company has identified certain properties and interests in properties for purposes of this exchange. In accordance with Statement No. 66, the Company has estimated its pre-tax gain on this land sale and build-to-suit transaction to be approximately $16.6 million of which $5.8 million has been recognized in the current period and is included in investment and other income on the accompanying statement of income. Approximately $10.8 million has been deferred to future periods which will be recognized as the development progresses.

The Company holds a $17.0 million interest in a note receivable which bears interest at 12% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, NY (the "Omni Note"). The Company currently owns a 60% majority partnership interest in Omni Partnership, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. The Company also holds three other notes receivable aggregating $36.5 million which bear interest at rates ranging from 10.5% to 12% per annum and are secured in part by a minority partner's preferred unit interest in the Operating Partnership, certain interest in real property and a personal guarantee (the "Other Notes" and collectively with the Omni Note, the "Note Receivable Investments"). As of March 31, 2003, management has made subjective assessments as to the underlying security value on the Company's Note Receivable Investments. These assessments indicated an excess of market value over carrying value related to the Company's Note Receivable Investments. Based on these assessments, the Company's management believes there is no impairment to the carrying value related to the Company's Note Receivable Investments. The Company also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Company's initial New York City portfolio acquisition. This property is cross collateralized under a $102 million mortgage note along with one of the Company's New York City buildings.

The Company also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV"), which it manages. The remaining 40% interest is owned by JAH Realties, L.P. Jon Halpern, the CEO and a director of HQ Global Workplaces, is a partner in JAH Realties, L.P. As of March 31, 2003, the 520JV had total assets of $20.7 million, a mortgage note payable of $12.4 million and other liabilities of $217,000. The Company's allocable share of the 520JV mortgage note payable is approximately $7.5 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. In addition, the 520JV had total revenues of $979,000 and total expenses of $844,000 for the three months ended March 31, 2003. The operating agreement of the 520JV requires joint decisions from all members on all significant operating and capital decisions including sale of the property, refinancing of the property's mortgage debt, development and approval of leasing strategy and leasing of rentable space. As a result of the decision-making participation relative to the operations of the property, the Company accounts for the 520JV under the equity method of accounting. The 520JV contributed approximately $106,000 to the Company's equity in earnings of real estate joint ventures for the three months ended March 31, 2003. For the three months ended March 31, 2002, the Company recorded its allocable share of a loss from the 520JV of approximately $72,000.

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

During March 2003, the Board of Directors of the Company declared the following dividends on the Company's securities:

                                                                                                         ANNUALIZED
                             DIVIDEND /        RECORD              PAYMENT            THREE MONTHS      DIVIDEND /
       SECURITY            DISTRIBUTION         DATE                DATE                  ENDED         DISTRIBUTION
       --------            ------------        ------              -------            ------------      ------------
Class A common stock         $  .4246      April  4, 2003      April 17, 2003        March 31, 2003       $1.6984
Class B common stock         $  .6471      April 14, 2003      April 30, 2003        April 30, 2003       $2.5884
Series A preferred stock     $.476563      April 14, 2003      April 30, 2003        April 30, 2003       $1.9063
Series B preferred stock     $.553125      April 14, 2003      April 30, 2003        April 30, 2003       $2.2125



On March 31, 2003, the Company had issued and outstanding 9,915,313 shares of Class B Exchangeable Common Stock, par value $.01 per share (the "Class B common stock"). The dividend on the shares of Class B common stock is subject to adjustment annually based on a formula which measures increases or decreases in the Company's Funds From Operations, as defined, over a base year.

The shares of Class B common stock are exchangeable at any time, at the option of the holder, into an equal number of shares of Class A common stock, subject to customary antidilution adjustments. The Company, at its option, may redeem any or all of the Class B common stock in exchange for an equal number of shares of the Company's Class A common stock at any time following November 23, 2003 at which time the Company anticipates that it will exercise its option to redeem all of its Class B common stock outstanding.

The Board of Directors of the Company has authorized the purchase of up to five million shares of the Company's Class A common stock and / or its Class B common stock. Transactions conducted on the New York Stock Exchange will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. During the three months ended March 31, 2003, under this buy-back program, the Company purchased 252,000 shares of Class A common stock at an average price of $18.01 per Class A share for an aggregate purchase price of approximately $4.5 million.

The following table sets forth the Company's activity under its current common stock buy-back program (dollars in thousands except per share data):

                                         SHARES                     AVERAGE                  AGGREGATE
                                       PURCHASED                PRICE PER SHARE            PURCHASE PRICE
                                   --------------------      ----------------------     --------------------
     Current program:
          Class A common                2,950,400                  $ 21.30                   $  62,830
          Class B Common                  368,200                  $ 22.90                       8,432
                                        ---------                                            ---------
                                        3,318,600                                            $  71,262
                                        =========                                            =========


The Board of Directors of the Company has formed a pricing committee to consider purchases of up to $75 million of the Company's outstanding preferred securities.

On March 31, 2003, the Company had issued and outstanding 8,834,500 shares of 7.625% Series A Convertible Cumulative Preferred Stock (the "Series A preferred stock"). The Series A preferred stock is redeemable by the Company on or after April 13, 2003 at a price of approximately $25.95 per share with such price decreasing, at annual intervals, to $25.00 per share over a five year period. In addition, the Series A preferred stock, at the option of the holder, is convertible at any time into the Company's Class A common stock at a price of $28.51 per share. During the fourth quarter of 2002, the Company purchased and retired 357,500 shares of the Series A Preferred stock at $22.29 per share for approximately $8.0 million. As a result of this purchase, annual preferred dividends will decrease by approximately $682,000.

The Company currently has issued and outstanding two million shares of Series B Convertible Cumulative Preferred Stock (the "Series B preferred stock"). The Series B preferred stock is redeemable by the Company as follows: (i) on or after March 2, 2002 to and including June 2, 2003, at an amount which provides an annual rate of return with respect to such shares of 15%, (ii) on or after June 3, 2003 to and including June 2, 2004, at $25.50 per share and (iii) on or after June 3, 2004 and thereafter, at $25.00 per share. In addition, the Series B preferred stock, at the option of the holder, is convertible at any time into the Company's Class A common stock at a price of $26.05 per share. The Series B preferred stock currently accumulates dividends at a rate of 8.85% per annum.

The Company had historically structured long term incentive programs ("LTIP") using restricted stock and stock loans. In July 2002, as a result of certain provisions of the Sarbanes Oxley legislation, the Company discontinued the use of stock loans in its LTIP. In connection with LTIP grants made prior to the enactment of the Sarbanes Oxley legislation the Company made stock loans to certain executive and senior officers to purchase 1,372,393 shares of its Class A common stock at market prices ranging from $18.44 per share to $27.13 per share. The stock loans were set to bear interest at the mid-term Applicable Federal Rate and were secured by the shares purchased. Such stock loans (including accrued interest) vest and are ratably forgiven each year on the anniversary of the grant date based upon vesting periods ranging from four to ten years based on continued service and in part on attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. Approximately $1.1 million of compensation expense was recorded for the three month periods ended March 31, 2003 and 2002 related to these LTIP. Such amount has been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

The outstanding stock loan balances due from executive and senior officers aggregated approximately $14.5 million and $17.0 million at March 31, 2003 and December 31, 2002, respectively, and have been included as a reduction of additional paid in capital on the accompanying consolidated balance sheets. Other outstanding loans to executive and senior officers amounting to approximately $1.0 million at March 31, 2003 and December 31, 2002, related to life insurance contracts and approximately $2.1 million and $1.0 million at March 31, 2003 and December 31, 2002, respectively, primarily related to tax payment advances on a stock compensation awards made to non-executive officers.

In November 2002 and March 2003 an award of rights was granted to certain executive officers of the Company (the "2002 Rights" and "2003 Rights", respectively and collectively, the "Rights"). Each Right represents the right to receive, upon vesting, one share of Class A common stock if shares are then available for grant under one of the Company's stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights will vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights will be earned as of March 13, 2005 and will vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the Rights. The 2002 Rights aggregate 190,524 shares of the Company's Class A common stock and the 2003 Rights aggregate 60,760 shares of Class A common stock. In addition, during the three months ended March 31, 2003, the Company recorded approximately $216,000 of compensation expense related to the Rights. Such amount has been included in marketing, general and administrative expenses on the accompanying consolidated statement of income.

In March 2003, the Company established a new LTIP for its executive and senior officers. The four-year plan has a core award which provides for annual stock based compensation based upon continued service and in part based on attaining certain annual performance measures. The plan also has a special outperformance award which provides for compensation to be earned at the end of a four year period if the Company attains certain four year cumulative performance measures. Amounts earned under the special outperformance award may be paid in cash or stock at the discretion of the Compensation Committee of the Board. Performance measures are based on total shareholder returns on a relative and absolute basis. On March 13, 2003, the Company made available 1,384,102 shares of its Class A common stock under its existing stock option plans in connection with the core award of this LTIP for twelve of its executive and senior officers. In addition, with respect to the core award of this LTIP, the Company recorded approximately $268,000 of compensation expense for the period March 13, 2003 through March 31, 2003. Such amount is included in marketing, general and administrative expenses on the accompanying consolidated statement of income. Further, no provision will be made for the special outperformance award of this LTIP until such time as achieving the requisite performance measures is determined to be probable.

Basic net income per share on the Company's Class A common stock was calculated using the weighted average number of shares outstanding of 48,200,946 and 50,013,140 for the three months ended March 31, 2003 and 2002, respectively.

Basic net income per share on the Company's Class B common stock was calculated using the weighted average number of shares outstanding of 9,915,313 and 10,283,513 for the three months ended March 31, 2003 and 2002, respectively.

The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted net income per weighted average common share and the computation of basic and diluted net income per weighted average share for the Company's Class A common stock (in thousands except for earnings per share data):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                       -------------------------------
                                                                                           2003               2002
                                                                                       ------------       ------------
Numerator:
     Income before discontinued operations, dividends to preferred shareholders
         and (income) allocated to Class B shareholders .......................          $ 13,980           $ 21,265
     Discontinued operations (net of share applicable to limited partners and
         Class B shareholders) ................................................                --                155
     Dividends to preferred shareholders ......................................            (5,317)            (5,487)
     (Income) allocated to Class B common shareholders ........................            (2,068)            (3,774)
                                                                                         --------           --------
Numerator for basic and diluted earnings per Class A common share .............          $  6,595           $ 12,159
                                                                                         ========           ========
Denominator:
     Denominator for basic earnings per share - weighted average
         Class A common shares ................................................            48,201             50,013
     Effect of dilutive securities:
         Common stock equivalents .............................................               119                337
                                                                                         --------           --------
Denominator for diluted earnings per Class A common share - adjusted weighted
         average shares and assumed conversions ...............................            48,320             50,350
                                                                                         ========           ========
Basic earnings per weighted average common share:
     Class A common ...........................................................          $    .14           $    .23
     Gain on sales of depreciable real estate assets ..........................                --                .01
     Discontinued operations ..................................................                --                 --
                                                                                         --------           --------
     Net income per Class A common share ......................................          $    .14           $    .24
                                                                                         ========           ========
Diluted earnings per weighted average common share:
     Class A common ...........................................................          $    .14           $    .23
     Gain on sales of depreciable real estate assets ..........................                --                .01
     Discontinued operations ..................................................                --                 --
                                                                                         --------           --------
     Diluted net income per Class A common share ..............................          $    .14           $    .24
                                                                                         ========           ========

The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted net income per weighted average common share and the computation of basic and diluted net income per weighted average share for the Company's Class B common stock (in thousands except for earnings per share data):

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                   ---------------------------
                                                                                       2003           2002
                                                                                   ------------   ------------
Numerator:
     Income before discontinued operations, dividends to preferred shareholders
         and (income) allocated  to Class A shareholders ......................      $ 13,980       $ 21,265
     Discontinued operations (net of share applicable to limited partners and
         Class A shareholders) ................................................            --             49
     Dividends to preferred shareholders ......................................        (5,317)        (5,487)
     (Income) allocated to Class A common shareholders ........................        (6,595)       (12,004)
                                                                                     --------       --------
Numerator for basic earnings per Class B common share .........................         2,068          3,823
Add back:
     Income allocated to Class A common shareholders ..........................         6,595         12,159
     Limited partner's minority interest in the operating partnership .........           996          1,934
                                                                                     --------       --------
Numerator for diluted earnings per Class B common share .......................      $  9,659       $ 17,916
                                                                                     ========       ========
Denominator:
     Denominator for basic earnings per share-weighted average
         Class B common shares ................................................         9,915         10,284
     Effect of dilutive securities:
       Weighted average Class A common shares outstanding .....................        48,201         50,013
       Weighted average OP Units outstanding ..................................         7,276          7,507
       Common stock equivalents ...............................................           119            337
                                                                                     --------       --------
Denominator for diluted earnings per Class B common share - adjusted weighted
         average shares and assumed conversions ...............................        65,511         68,141
                                                                                     ========       ========
Basic earnings per weighted average common share:
     Class B common ...........................................................      $    .21       $    .36
     Gain on sales of depreciable real estate assets ..........................            --            .01
     Discontinued operations ..................................................            --             --
                                                                                     --------       --------
     Net income per Class B common share ......................................      $    .21       $    .37
                                                                                     ========       ========
Diluted earnings per weighted average common share:
     Class B common ...........................................................      $    .15       $    .26
     Gain on sales of depreciable real estate assets ..........................            --             --
     Discontinued operations ..................................................            --             --
                                                                                     --------       --------
     Diluted net income per Class B common share ..............................      $    .15       $    .26
                                                                                     ========       ========

8. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (IN THOUSANDS)


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                           ------------------------
                                                                             2003            2002
                                                                           --------       ---------
       Cash paid during the period for interest.......................     $ 30,076       $  31,219
                                                                           --------       ---------
       Interest capitalized during the period ........................     $  1,854       $   2,607
                                                                           --------       ---------

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

The Company does not consider (i) interest incurred on its Credit Facility and Senior Unsecured Notes (ii) the operating performance of the office property located in Orlando, Florida (iii) the operating performance of those properties reflected as discontinued operations in the Company's consolidated statements of income and (iv) the operating results of the Service Companies as part of its Core Portfolio's property operating performance for purposes of its component disclosure set forth below.

The following table sets forth the components of the Company's revenues and expenses and other related disclosures for the three months ended March 31, 2003 and 2002 (in thousands):

                                                                             Three months ended
                                             -----------------------------------------------------------------------------------
                                                        March 31, 2003                                March 31, 2002
                                             ----------------------------------------   ----------------------------------------
                                               Core                      CONSOLIDATED     Core                      CONSOLIDATED
                                             Portfolio       Other          TOTALS      Portfolio       Other          TOTALS
                                             ----------    ----------    ------------   ----------    ----------    ------------
REVENUES:
Base rents, tenant escalations and
  reimbursements ........................    $  121,640    $    1,801     $  123,441    $  119,397    $    2,307     $  121,704
Other income (loss) .....................           761         6,558          7,319           415         1,675          2,090
                                             ----------    ----------     ----------    ----------    ----------     ----------
Total Revenues ..........................       122,401         8,359        130,760       119,812         3,982        123,794
                                             ----------    ----------     ----------    ----------    ----------     ----------
EXPENSES:
Property operating expenses .............        46,990           844         47,834        41,103           792         41,895
Marketing, general and administrative ...         4,666         3,593          8,259         4,560         2,535          7,095
Interest ................................        12,760        10,090         22,850        12,964         8,032         20,996
Depreciation and amortization ...........        30,384         1,600         31,984        24,391         1,539         25,930
                                             ----------    ----------     ----------    ----------    ----------     ----------
Total Expenses ..........................        94,800        16,127        110,927        83,018        12,898         95,916
                                             ----------    ----------     ----------    ----------    ----------     ----------
Income (loss) before minority
  interests, preferred dividends and
  distributions, equity in earnings of
  real estate joint ventures and service
  companies, gain on sales of depreciable
  real estate assets and discontinued
  operations ............................    $   27,601    $   (7,768)    $   19,833    $   36,794    $   (8,916)    $   27,878
                                             ----------    ----------     ----------    ----------    ----------     ----------
Total Assets ............................    $2,665,982    $  236,203     $2,902,185    $2,660,419    $  254,127     $2,914,546
                                             ==========    ==========     ==========    ==========    ==========     ==========

10.      RELATED PARTY TRANSACTIONS

In connection with the IPO, the Company was granted ten year options to acquire ten properties (the "Option Properties") which are either owned by certain Rechler family members who are also executive officers of the Company, or in which the Rechler family members own a non-controlling minority interest at a price based upon an agreed upon formula. In years prior to 2001, one Option Property was sold by the Rechler family members to a third party and four of the Option Properties were acquired by the Company for an aggregate purchase price of approximately $35 million, which included the issuance of approximately 475,000 OP Units valued at approximately $8.8 million. Currently, certain Rechler family members retain their equity interests in the five remaining Option Properties (the "Remaining Option Properties") which were not contributed to the Company as part of the IPO. Such options provide the Company the right to acquire fee interest in two of the Remaining Option Properties and the Rechler's minority interests in three Remaining Option Properties. During May 2003, the Independent Directors approved the exercise by the Company of its option to acquire the Rechler's fee interest in two of the Remaining Option Properties (225 Broad Hollow Road and 593 Acorn Street) and to provide customary tax protection from the sale or disposition of these properties by the Company for a five-year period. In addition, the Rechler family members agreed to extend the term of the three remaining unexercised options for an additional two years. Both of these properties are located on Long Island and aggregate approximately 228,000 square feet. Aggregate consideration to acquire the two Remaining Option Properties is approximately $22.1 million which includes the assumption of approximately $19.0 million of mortgage notes payable and the issuance of approximately 145,000 OP Units. The Company anticipates that it will acquire these two Remaining Option Properties in July 2003 and prepay or retire approximately $6.1 million of the assumed debt.

As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Code. These services are currently provided by the Service Companies in which, as of September 30, 2002, the Operating Partnership owned a 97% non-controlling interest. An entity which is substantially owned by certain Rechler family members who are also executive officers of the Company owned a 3% controlling interest in the Service Companies. In order to minimize the potential for corporate conflicts of interests which became possible as a result of changes to the Code that permit REITs to own 100% of taxable REIT subsidiaries, the Independent Directors of the Company approved the purchase by the Operating Partnership of the remaining 3% interests in the Service Companies. On October 1, 2002, the Operating Partnership acquired such 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. Such amount was less than the total amount of capital contributed by the Rechler family members. As a result of the acquisition of the remaining interests in the Service Companies, the Operating Partnership commenced consolidating the operations of the Service Companies. During the three months ended March 31, 2003, Reckson Construction Group, Inc. billed approximately $125,100 of market rate services and Reckson Management Group, Inc. billed approximately $71,000 of market rate management fees to the Remaining Option Properties. In addition, for the three months ended March 31, 2003, Reckson Construction Group, Inc. performed market rate services, aggregating approximately $20,000, for a property in which certain executive officers of the Company maintain an equity interest.

Reckson Management Group, Inc. leases 43,713 square feet of office and storage space at a Remaining Option Property located at 225 Broad Hollow Road, Melville, New York for its corporate offices at an annual base rent of approximately $1.2 million. Reckson Management Group, Inc. also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a Remaining Option Property located at 593 Acorn Street, Deer Park, New York at an annual base rent of approximately $72,000.

A company affiliated with an Independent Director of the Company leases 15,566 square feet in a property owned by the Company at an annual base rent of approximately $431,500. Reckson Strategic Venture Partners, LLC ("RSVP") leases 5,144 square feet in one of the Company's joint venture properties at an annual base rent of approximately $176,000.

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine") and RSVP. RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies outside the Company's core office and industrial / R&D focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of March 31, 2003 approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of March 31, 2003 interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million. RSVP retained the services of two managing directors to manage RSVP's day-to-day operations. Prior to the spin off of FrontLine, the Company guaranteed certain salary provisions of their employment agreements with RSVP Holdings, LLC, RSVP's common member. The term of these employment agreements is seven years commencing March 5, 1998 provided however, the term may be earlier terminated after five years upon certain circumstances. The salary for each managing director is $1 million in the first five years and $1.6 million in years six and seven.

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

At December 31, 2001, the Company, pursuant to Section 166 of the Code charged off for tax purposes $70 million of the aforementioned reserve directly related to the FrontLine Facility, including accrued interest. On February 14, 2002, the Company charged off for tax purposes an additional $38 million of the reserve directly related to the FrontLine Facility, including accrued interest and $47 million of the reserve directly related to the RSVP Facility, including accrued interest.

FrontLine is in default under the FrontLine Loans from the Operating Partnership and on June 12, 2002, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million which was reassessed with no change by management as of March 31, 2003. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet.

On or about April 29, 2003, RSVP entered into agreements regarding the restructuring of its capital structure and arrangements with its management. In connection with such restructuring, RSVP transferred $41 million in cash, and the assets that comprised its parking investments valued at approximately $28.5 million to the preferred equity holders in RSVP. In addition, RSVP agreed to redeem the preferred equity holders' interests for an additional $95.8 million in cash, subject to a financing contingency. RSVP also agreed to restructure its relationship with its current managing directors, conditioned upon the redemption of the preferred equity interests, whereby a management company formed by the managing directors will be retained to manage RSVP. RSVP will enter into a management agreement that will provide for an annual base management fee, and disposition fees equal to 2% of the net proceeds received by RSVP on asset sales. (The base fee and disposition fees together being subject to a maximum amount over the term of the agreement, of $7.5 million.) In addition, the managing directors will retain a subordinate residual interest in RSVP's assets. The management agreement will have a three-year term, subject to early termination in the event of the disposition of all of the assets of RSVP. As a result of this new arrangement, the employment contracts of the managing directors will be terminated. There can be no assurance that any of the foregoing pending transactions will be completed. In the event that the redemption of the preferred does not close, all parties rights shall remain unaffected, including the rights relating to a dispute between common and preferred members over certain provisions of the RSVP operating agreement.

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

Scott H. Rechler, who serves as Co-Chief Executive Officer and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP.

11.      COMMITMENTS AND CONTINGENCIES

HQ Global Workplaces, Inc. ("HQ"), one of the largest providers of flexible officing solutions in the world and which is controlled by FrontLine, currently operates eight (formerly eleven) executive office centers in the Company's properties, two of which are held through joint ventures. The leases under which these office centers operate expire between 2008 and 2011, encompass approximately 171,000 square feet and have current contractual annual base rents of approximately $4.2 million. On March 13, 2002, as a result of experiencing financial difficulties, HQ voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As of June 30, 2002, HQ's leases with the Company were in default. Further, the Bankruptcy Court has granted HQ's petition to reject three of its leases with the Company, one of which is held through the 919JV. The two rejected leases, held through wholly owned entities, aggregated approximately 23,700 square feet and were to provide for contractual base rents of approximately $600,000 for the 2003 calendar year. The third rejected lease held through the 919JV aggregated approximately 31,000 square feet and provided for contractual base rents of approximately $1.9 million for the 2003 calendar year. Pursuant to the bankruptcy filing, HQ has been paying current rental charges under its leases with the Company, other than under the three rejected leases. The Company is in negotiation to restructure three of the leases and leave the terms of the remaining five leases unchanged. All negotiations with HQ are conducted by a committee designated by the Board and chaired by an independent director. There can be no assurance as to whether any deal will be consummated with HQ or if HQ will affirm or reject any or all of its remaining leases with the Company. As a result of the foregoing, the Company has currently established reserves of approximately $360,000 (net of minority partners' interests and including the Company's share of unconsolidated joint venture interest), or 50%, of the amounts due from HQ as of March 31, 2003. Scott H. Rechler serves as the non-Executive Chairman of the Board and Jon Halpern is the Chief Executive Officer and a director of HQ.

WorldCom/MCI and its affiliates ("WorldCom"), a telecommunications company, which leased approximately 527,000 square feet in thirteen of the Company's properties located throughout the Tri-State Area voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on July 21, 2002. During February 2003, the Bankruptcy Court granted WorldCom's petition to reject three of its leases with the Company. The three rejected leases aggregated approximately 192,000 square feet and provided for contractual base rents of approximately $4.8 million for the 2003 calendar year. All of WorldCom's leases are current on base rental charges through May 31, 2003, other than under the three rejected leases and the Company currently holds approximately $300,000 in security deposits relating to the non-rejected leases. The Company is currently in negotiations to restructure the remaining WorldCom leases. There can be no assurance as to whether any deal will be consummated with WorldCom or if WorldCom will affirm or reject any or all of its remaining leases with the Company.

As of March 31, 2003, WorldCom occupied approximately 335,000 square feet of office space with aggregate annual base rental revenues of approximately $6.7 million, or 1.8% of the Company's total 2003 annualized rental revenue, making it the Company's third largest tenant based on base rental revenue earned on a consolidated basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements of Reckson Associates Realty Corp. (the "Company") and related notes thereto.

The Company considers certain statements set forth herein to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Company's expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the timing and success of acquisitions and the completion of development or redevelopment of properties, the financing of the Company's operations, the ability to lease vacant space and the ability to renew or relet space under expiring leases, involve risks and uncertainties. Many of the forward-looking statements can be identified by the use of words such as "believes", "may", "expects", "anticipates", "intends" or similar expressions. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Company can give no assurance that its expectation will be achieved. Among those risks, trends and uncertainties are: the general economic climate, including the conditions affecting industries in which our principal tenants compete; changes in the supply of and demand for office and industrial / R&D properties in the New York Tri-State area; changes in interest rate levels; downturns in rental rate levels in our markets and our ability to lease or re-lease space in a timely manner at current or anticipated rental rate levels; the availability of financing to us or our tenants; financial condition of our tenants; changes in operating costs, including utility, security and insurance costs; repayment of debt owed to the Company by third parties (including FrontLine Capital Group); risks associated with joint ventures; liability for uninsured losses or environmental matters; and other risks associated with the development and acquisition of properties, including risks that development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's current operating and development plans and estimates. These plans and estimates are subject to revisions from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

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

During the three months ended March 31, 2003, the Company incurred approximately $2.0 million of bad debt expense related to tenant receivables and deferred rents receivable which accordingly reduced total revenues and reported net income during the period.

The Company records interest income on investments in mortgage notes and notes receivable on an accrual basis of accounting. The Company does not accrue interest on impaired loans where, in the judgment of management, collection of interest according to the contractual terms is considered doubtful. Among the factors the Company considers in making an evaluation of the collectibility of interest are: (i) the status of the loan, (ii) the value of the underlying collateral, (iii) the financial condition of the borrower and (iv)anticipated future events.

Reckson Construction Group, Inc. and Reckson Construction Group New York, Inc. use the percentage-of-completion method for recording amounts earned on its contracts. This method records amounts earned as revenue in the proportion that actual costs incurred to date bear to the estimate of total costs at contract completion.

Gain on sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale and the Company having no substantial continuing involvement with the buyer.

The Company follows the guidance provided for under the Financing Accounting Standards Board ("FASB") Statement No. 66 "Accounting for Sales of Real Estate" ("Statement No. 66"), which provides guidance on sales contracts that are accompanied by agreements which require the seller to develop the property in the future. Under Statement No. 66 profit is recognized and allocated to the sale of the land and the later development or construction work on the basis of estimated costs of each activity; the same rate of profit is attributed to each activity. As a result, profits are recognized and reflected over the improvement period on the basis of costs incurred (including land) as a percentage of total costs estimated to be incurred. The Company uses the percentage of completion method, as the future costs of development and profit were reliably estimated.

Real Estate

Land, buildings and improvements, furniture, fixtures and equipment are recorded at cost. Tenant improvements, which are included in buildings and improvements, are also stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Renovations and / or replacements, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

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

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Company's net income because recognizing an impairment results in an immediate negative adjustment to net income. In determining impairment, if any, the Company has adopted FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets."

OVERVIEW AND BACKGROUND

The Company is a self-administered and self-managed real estate investment trust ("REIT") specializing in the ownership, operation, acquisition, leasing, financing, management and development of office and industrial / R&D properties. The Company's growth strategy is focused on the real estate markets in and around the New York tri-state area (the "Tri-State Area").

As of March 31, 2003, the Company owned and operated 75 office properties (inclusive of eleven office properties owned through joint ventures) comprising approximately 13.6 million square feet, 101 industrial / R&D properties comprising approximately 6.7 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area.

The Company also owns approximately 313 acres of land in 12 separate parcels of which the Company can develop approximately 3.0 million square feet of office space and approximately 400,000 square feet of industrial / R&D space. In addition, during the three months ended March 31, 2003, the Company completed the development of a 71,000 square foot industrial / R&D property on Long Island. At March 31, 2003, the Company had incurred approximately $5.6 million of investment costs related to this project, anticipates incurring an additional $1.7 million of investment costs and projects to place this project into service during the second quarter of 2003. The Company is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of March 31, 2003, the Company had invested approximately $115.4 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values. The Company has capitalized approximately $2.3 million and $3.3 million for the three months ended March 31, 2003 and 2002, respectively related to real estate taxes, interest and other carrying costs related to these development projects.

During February 2003, the Company, through Reckson Construction Group, Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, New York and has been retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction closed on March 11, 2003 and development of the aforementioned office building has commenced. Net proceeds from the land sale of approximately $18.3 million were used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code") and is included in prepaid expenses and other assets on the Company's balance sheet. The Code allows for the deferral of taxes related to the gain attributable to the sale of property if such qualified identified replacement property is identified within 45 days and acquired within 180 days from the initial sale. The Company has identified certain properties and interests in properties for purposes of this exchange. In accordance with Statement No. 66, the Company has estimated its pre-tax gain on this land sale and build-to-suit transaction to be approximately $16.6 million of which $5.8 million has been recognized in the current period and is included in investment and other income on the Company's statement of income. Approximately $10.8 million has been deferred to future periods which will be recognized as the development progresses.

The Company holds a $17.0 million interest in a note receivable, which bears interest at 12% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, NY (the "Omni Note"). The Company currently owns a 60% majority partnership interest in Omni Partnership, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. The Company also holds three other notes receivable aggregating $36.5 million which bear interest at rates ranging from 10.5% to 12% per annum and are secured in part by a minority partner's preferred unit interest in the Operating Partnership, certain interest in real property and a personal guarantee (the "Other Notes" and collectively with the Omni Note, the "Note Receivable Investments"). As of March 31, 2003, management has made subjective assessments as to the underlying security value on the Company's Note Receivable Investments. These assessments indicated an excess of market value over carrying value related to the Company's Note Receivable Investments. Based on these assessments, the Company's management believes there is no impairment to the carrying value related to the Company's Note Receivable Investments. The Company also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Company's initial New York City portfolio acquisition. This property is cross collateralized under a $102 million mortgage note along with one of the Company's New York City buildings.

The Company also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV"), which it manages. The remaining 40% interest is owned by JAH Realties L.P. Jon Halpern, the CEO and a director of HQ Global Workplaces, is a partner in JAH Realties, L.P. As of March 31, 2003, the 520JV had total assets of $20.7 million, a mortgage note payable of $12.4 million and other liabilities of $217,000. The Company's allocable share of the 520JV mortgage note payable is approximately $7.5 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. In addition, the 520JV had total revenues of $979,000 and total expenses of $844,000 for the three months ended March 31, 2003. The operating agreement of the 520JV requires joint decisions from all members on all significant operating and capital decisions including sale of the property, refinancing of the property's mortgage debt, development and approval of leasing strategy and leasing of rentable space. As a result of the decision-making participation relative to the operations of the property, the Company accounts for the 520JV under the equity method of accounting. The 520JV contributed approximately $106,000 to the Company's equity in earnings of real estate joint ventures for the three months ended March 31, 2003. For the three months ended March 31, 2002, the Company recorded its allocable share of a loss from the 520JV of approximately $72,000.

In connection with the IPO, the Company was granted ten year options to acquire ten properties (the "Option Properties") which are either owned by certain Rechler family members who are also executive officers of the Company, or in which the Rechler family members own a non-controlling minority interest at a price based upon an agreed upon formula. In years prior to 2001, one Option Property was sold by the Rechler family members to a third party and four of the Option Properties were acquired by the Company for an aggregate purchase price of approximately $35 million, which included the issuance of approximately 475,000 OP Units valued at approximately $8.8 million. Currently, certain Rechler family members retain their equity interests in the five remaining Option Properties (the "Remaining Option Properties") which were not contributed to the Company as part of the IPO. Such options provide the Company the right to acquire fee interest in two of the Remaining Option Properties and the Rechler's minority interests in three Remaining Option Properties. During May 2003, the Independent Directors approved the exercise by the Company of its option to acquire the Rechler's fee interest in two of the Remaining Option Properties (225 Broad Hollow Road and 593 Acorn Street) and to provide customary tax protection from the sale or disposition of these properties by the Company for a five-year period. In addition, the Rechler family members agreed to extend the term of the three remaining unexercised options for an additional two years. Both of these properties are located on Long Island and aggregate approximately 228,000 square feet. Aggregate consideration to acquire the two Remaining Option Properties is approximately $22.1 million which includes the assumption of approximately $19.0 million of mortgage notes payable and the issuance of approximately 145,000 OP Units. The Company anticipates that it will acquire these two Remaining Option Properties in July 2003 and prepay or retire approximately $6.1 million of the assumed debt.

As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Code. These services are currently provided by the Service Companies in which, as of September 30, 2002 the Operating Partnership owned a 97% non-controlling interest. An entity which is substantially owned by certain Rechler family members who are also executive officers of the Company owned a 3% controlling interest in the Service Companies. In order to minimize the potential for corporate conflicts of interests which became possible as a result of changes to the Code that permit REITs to own 100% of taxable REIT subsidiaries, the Independent Directors of the Company approved the purchase by the Operating Partnership of the remaining 3% interests in the Service Companies. On October 1, 2002, the Operating Partnership acquired such 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. Such amount was less than the total amount of capital contributed by the Rechler family members. As a result of the acquisition of the remaining interests in the Service Companies, the Operating Partnership commenced consolidating the operations of the Service Companies. During the three months ended March 31, 2003, Reckson Construction Group, Inc. billed approximately $125,100 of market rate services and Reckson Management Group, Inc. billed approximately $71,000 of market rate management fees to the Remaining Option Properties. In addition, for the three months ended March 31, 2003, Reckson Construction Group, Inc. performed market rate services, aggregating approximately $20,000, for a property in which certain executive officers of the Company maintain an equity interest.

Reckson Management Group, Inc. leases 43,713 square feet of office and storage space at a Remaining Option Property located at 225 Broad Hollow Road, Melville, New York for its corporate offices at an annual base rent of approximately $1.2 million. Reckson Management Group, Inc. also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a Remaining Option Property located at 593 Acorn Street, Deer Park, New York at an annual base rent of approximately $72,000.

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

The total market capitalization of the Company at March 31, 2003 was approximately $2.9 billion. The Company's total market capitalization is based on the sum of (i) the market value of the Company's Class A common stock and common units of limited partnership interest in the Operating Partnership ("OP Units") (assuming conversion) of $18.80 per share/unit (based on the closing price of the Company's Class A common stock on March 31, 2003), (ii) the market value of the Company's Class B common stock of $19.35 per share (based on the closing price of the Company's Class B common stock on March 31, 2003), (iii) the liquidation preference value of the Company's Series A preferred stock and Series B preferred stock of $25 per share, (iv) the liquidation preference value of the Operating Partnership's preferred units of $1,000 per unit and (v) the approximately $1.4 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) of debt outstanding at March 31, 2003. As a result, the Company's total debt to total market capitalization ratio at March 31, 2003 equaled approximately 48.0%.

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine") and RSVP. RSVP is a real estate venture capital fund, which invests primarily in real estate and real estate, operating companies outside the Company's core office and industrial / R&D focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of March 31, 2003, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of March 31, 2003, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million. RSVP retained the services of two managing directors to manage RSVP's day to day operations. Prior to the spin off of FrontLine, the Company guaranteed certain salary provisions of their employment agreements with RSVP Holdings, LLC, RSVP's common member. The term of these employment agreements is seven years commencing March 5, 1998 provided however, the term may be earlier terminated after five years upon certain circumstances. The salary for each managing director is $1 million in the first five years and $1.6 million in years six and seven.

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

At December 31, 2001, the Company, pursuant to Section 166 of the Code charged off for tax purposes $70 million of the aforementioned reserve directly related to the FrontLine Facility, including accrued interest. On February 14, 2002, the Company charged off for tax purposes an additional $38 million of the reserve directly related to the FrontLine Facility, including accrued interest and $47 million of the reserve directly related to the RSVP Facility, including accrued interest.

FrontLine is in default under the FrontLine Loans from the Operating Partnership and on June 12, 2002, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million, which was reassessed with no change by management as of March 31, 2003. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet.

On or about April 29, 2003, RSVP entered into agreements regarding the restructuring of its capital structure and arrangements with its management. In connection with such restructuring, RSVP transferred $41 million in cash, and the assets that comprised its parking investments valued at approximately $28.5 million to the preferred equity holders in RSVP. In addition, RSVP agreed to redeem the preferred equity holders' interests for an additional $95.8 million in cash, subject to a financing contingency. RSVP also agreed to restructure its relationship with its current managing directors, conditioned upon the redemption of the preferred equity interests, whereby a management company formed by the managing directors will be retained to manage RSVP. RSVP will enter into a management agreement that will provide for an annual base management fee, and disposition fees equal to 2% of the net proceeds received by RSVP on asset sales. (The base fee and disposition fees together being subject to a maximum amount over the term of the agreement, of $7.5 million.) In addition, the managing directors will retain a subordinate residual interest in RSVP's assets. The management agreement will have a three-year term, subject to early termination in the event of the disposition of all of the assets of RSVP. As a result of this new arrangement, the employment contracts of the managing directors will be terminated. There can be no assurance that any of the foregoing pending transactions will be completed. In the event that the redemption of the preferred does not close, all parties rights shall remain unaffected, including the rights relating to a dispute between common and preferred members over certain provisions of the RSVP operating agreement.

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

Scott H. Rechler, who serves as Co-Chief Executive Officer and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP.

RESULTS OF OPERATIONS

Three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Property operating revenues which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by approximately $1.7 million for the three months ended March 31, 2003 as compared to the 2002 period. The change in Property Operating Revenues is attributable to increases in rental rates in our "same store" properties amounting to approximately $700,000 and $2.2 million attributable to lease up of newly developed and redeveloped properties. These increases were offset by an increase of approximately $1.2 million in bad debt expense related to tenant receivables and deferred rents receivable.

Investment and other income increased by $5.3 million. This increase is primarily attributable to the gain recognized on the First Data land sale and build-to-suit transaction of approximately $5.8 million. This increase in investment and other income was offset by a loss of approximately $817,000 from the operations of Reckson Construction Group, Inc.

Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $5.9 million or 14.2% for the three months ended March 31, 2003 as compared to the 2002 period. This increase includes a $4.3 million increase in property operating expenses and a $1.6 million increase in real estate taxes and are primarily attributable to our "same-store" properties. The increase in property operating expenses includes a $2.2 million increase in utilities and snow removal costs which is attributable to the severe winter weather conditions encountered in the Northeast. Also included in the $4.3 million of property operating expense increase is $1.3 million attributable to increases in insurance costs. The insurance cost increase is primarily attributable to the added cost of terrorism insurance for our properties and a significant increase in our liability insurance costs. The increase in insurance costs were caused by implications of the events which occurred on September 11, 2001. The increase in real estate taxes are attributable to the significant increase levied by certain municipalities, particularly in New York City and Nassau County, New York which are experiencing severe fiscal budget issues.

Gross Operating Margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the three months ended March 31, 2003 and 2002 were 61.2% and 65.6%, respectively. The decrease in Gross Operating Margins is primarily attributable to decreases in average occupancy of the portfolio and also as a result of increased Property Expenses specifically relating to insurance costs, real estate taxes and utilities and snow removal costs.

Marketing, general and administrative expenses increased by approximately $1.2 million or 16.4% for the three months ended March 31, 2003 as compared to the 2002 period. The increase is in part attributable to compensation costs associated with the Company's long term incentive programs as well as an increase in overall compensation costs which commenced in January 2003. In addition, during the three months ended March 31, 2003, the Company incurred additional legal and professional fees resulting from increased Board of Directors activities to comply with the provisions of the Sarbanes Oxley legislation. Marketing, general and administrative expenses, as a percentage of total revenues were, 6.3% for the three months ended March 31, 2003 as compared to 5.7% for the 2002 period. The Company capitalized approximately $1.1 million of marketing, general and administrative expenses for the three months ended March 31, 2003 as compared to $1.3 million for the 2002 period. These costs relate to leasing, construction and development activities, which are performed by the Company and its subsidiaries.

Interest expense increased by approximately $1.9 million for the three months ended March 31, 2003 as compared to the 2002 period. The increase includes $750,000 of interest on the Operating Partnership's $50 million, five-year senior unsecured notes issued in June 2002. The increase is also affected by the reduction in capitalized interest expense of $753,000 attributable to a decrease in the level of development projects. In addition, the increase includes approximately $533,000 which is attributable to an increase in the weighted average balance outstanding on the Company's unsecured credit facility. The weighted average balance outstanding was $285.6 million for the three months ended March 31, 2003 as compared to $205.5 million for the three months ended March 31, 2002. These increases were offset by a decrease of approximately $210,000 in mortgage note payable interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and non-incremental capital expenditures, excluding incremental capital expenditures of the Company. The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operating activities along with its unsecured credit facility described below. The credit facility contains several financial covenants with which the Company must be in compliance in order to borrow funds thereunder. During certain quarterly periods, the Company may incur significant leasing costs as a result of increased market demands from tenants and high levels of leasing transactions that result from the re-tenanting of scheduled expirations or early terminations of leases. As a result, during these periods the Company's cash flow from operating activities may not be sufficient to pay 100% of the quarterly dividends due on its common stock. To meet the short-term funding requirements relating to these leasing costs, the Company may use proceeds of property sales or borrowings under its credit facility. The Company expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt and equity securities of the Company. There can be no assurance that there will be adequate demand for the Company's equity at the time or at the price in which the Company desires to raise capital through the sale of additional equity. In addition, when valuations for commercial real estate properties are high, the Company will seek to sell certain land inventory to realize value and profit created. The Company will then seek opportunities to reinvest the capital realized from these dispositions back into value-added assets in the Company's core Tri-State Area markets, as well as pursue its stock repurchase program. The Company will refinance existing mortgage indebtedness, senior unsecured notes or indebtedness under its credit facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Company anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and equity offerings and proceeds from sales of land will be adequate to meet the capital and liquidity requirements of the Company in both the short and long-term.

As a result of current economic conditions, certain tenants have either not renewed their leases upon expiration or have paid the Company to terminate their leases. In addition, a number of U.S. companies have filed for protection under federal bankruptcy laws. Certain of these companies are tenants of the Company. The Company is subject to the risk that other companies that are tenants of the Company may file for bankruptcy protection. This may have an adverse impact on the financial results and condition of the Company. In addition, vacancy rates in our markets have been trending higher and in some instances our asking rents in our markets have been trending lower and landlords are being required to grant greater concessions such as free rent and tenant improvements. Additionally, the Company carries comprehensive liability, fire, extended coverage and rental loss insurance on all of its properties. Five of the Company's properties are located in New York City. As a result of the events of September 11, 2001, insurance companies are limiting coverage for acts of terrorism in all risk policies. In November 2002, the Terrorism Risk Insurance Act of 2002 was signed into law which, among other things, requires insurance companies to offer coverage for losses resulting from defined "acts of terrorism" through 2004. The Company's current insurance coverage provides for full replacement cost of its properties, except that the coverage for acts of terrorism on its properties covers losses in an amount up to $300 million per occurrence. As a result, the Company may suffer losses from acts of terrorism that are not covered by insurance. In addition, the mortgage loans which are secured by certain of the Company's properties contain customary covenants, including covenants that require the Company to maintain property insurance in an amount equal to replacement cost of the properties. There can be no assurance that the lenders under these mortgage loans will not take the position that exclusions from the Company's coverage for losses due to terrorist acts is a breach of a covenant which, if uncured, could allow the lenders to declare an event of default and accelerate repayment of the mortgage loans. Other outstanding debt instruments contain standard cross default provisions that would be triggered in the event of an acceleration of the mortgage loans. This matter could adversely affect the Company's financial results, its ability to finance and / or refinance its properties or to buy or sell properties.

The terrorist attacks of September 11, 2001, in New York City may adversely effect the value of the Company's New York City properties and its ability to generate cash flow. There may be a decrease in demand in metropolitan areas that are considered at risk for future terrorist attacks, and this decrease may reduce the Company's revenues from property rentals.

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

The Company currently has a three year $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and Citicorp North America, Inc. and Wachovia Bank, National Association, as co-documentation agents. The Credit Facility matures in December 2005, contains options for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. In addition, borrowings under the Credit Facility are currently priced off LIBOR plus 90 basis points and the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership's unsecured credit rating the interest rates and facility fee are subject to change. The outstanding borrowings under the Credit Facility were $302.0 million at March 31, 2003.

The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At March 31, 2003, the Company had availability under the Credit Facility to borrow approximately an additional $198.0 million, subject to compliance with certain financial covenants.

The Company continues to seek opportunities to acquire real estate assets in its markets. The Company has historically sought to acquire properties where it could use its real estate expertise to create additional value subsequent to acquisition. As a result of increased market values for the Company's commercial real estate assets, the Company has sold certain non-core assets or interests in assets where significant value has been created. During 2000, 2001 and 2002, the Company has sold assets or interests in assets with aggregate sales prices of approximately $499.8 million. The Company has used the proceeds from these sales primarily to pay down borrowings under the Credit Facility, repurchase its outstanding stock and for general corporate purposes. In addition, during the quarterly period ended March 31, 2003, the Company through Reckson Construction Group, Inc. entered into a sale of a 19.3 acre land parcel and build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47.0 million.

The following table sets forth the Company's invested capital (before valuation reserves) in RSVP controlled (REIT-qualified) joint ventures and amounts which were advanced under the RSVP Commitment to FrontLine, for its investment in RSVP controlled investments (in thousands):

                                       RSVP controlled              Amounts
                                        joint ventures             advanced                 Total
                                      -------------------     --------------------     ----------------
    Privatization ...............          $ 21,480                $  3,520                $ 25,000
    Student Housing .............            18,086                   3,935                  22,021
    Medical Offices .............            20,185                      --                  20,185
    Parking .....................                --                   9,091                   9,091
    Resorts .....................                --                   8,057                   8,057
    Net leased retail ...........                --                   3,180                   3,180
    Other assets and overhead....                --                  21,598                  21,598
                                           --------                --------                --------
                                           $ 59,751                $ 49,381                $109,132
                                           ========                ========                ========


Included in these investments is approximately $15.9 million of cash that has been contributed to the respective RSVP controlled joint ventures or advanced under the RSVP Commitment to FrontLine and is being held, along with cash from the preferred investors.

In connection with the proposed restructuring of RSVP, the Company and the second largest creditor of FrontLine, have agreed to adjust certain allocations to account for the overhead expenses incurred by RSVP. Such adjustment is not expected to have a material effect on the Company's potential recovery as a creditor of FrontLine.

On March 31, 2003, the Company had issued and outstanding 9,915,313 shares of Class B Exchangeable Common Stock, par value $.01 per share (the "Class B common stock"). The dividend on the shares of Class B common stock is subject to adjustment annually based on a formula which measures increases or decreases in the Company's Funds From Operations, as defined, over a base year. The Class B common stock currently receives an annual dividend of $2.5884 per share.

The shares of Class B common stock are exchangeable at any time, at the option of the holder, into an equal number of shares of Class A common stock, subject to customary antidilution adjustments. The Company, at its option, may redeem any or all of the Class B common stock in exchange for an equal number of shares of the Company's Class A common stock at any time following November 23, 2003 at which time the Company anticipates that it will exercise its option to redeem all of its Class B common stock outstanding.

The Board of Directors of the Company has authorized the purchase of up to five million shares of the Company's Class A common stock and / or its Class B common stock. Transactions conducted on the New York Stock Exchange will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. During the three months ended March 31, 2003, under this buy-back program, the Company purchased 252,000 shares of Class A common stock at an average price of $18.01 per Class A share for an aggregate purchase price of approximately $4.5 million.

The following table sets forth the Company's activity under its current common stock buy-back program (dollars in thousands except per share data):

                                        SHARES          AVERAGE               AGGREGATE
                                       PURCHASED    PRICE PER SHARE        PURCHASE PRICE
                                       ---------    ---------------        --------------
     Current program:
          Class A common               2,950,400        $ 21.30               $ 62,830
          Class B Common                 368,200        $ 22.90                  8,432
                                       ---------                              --------
                                       3,318,600                              $ 71,262
                                       =========                              ========

The Board of Directors of the Company has formed a pricing committee to consider purchases of up to $75 million of the Company's outstanding preferred securities.

On March 31, 2003, the Company had issued and outstanding 8,834,500 shares of 7.625% Series A Convertible Cumulative Preferred Stock (the "Series A preferred stock"). The Series A preferred stock is redeemable by the Company on or after April 13, 2003 at a price of approximately $25.95 per share with such price decreasing, at annual intervals, to $25.00 per share over a five year period. In addition, the Series A preferred stock, at the option of the holder, is convertible at any time into the Company's Class A common stock at a price of $28.51 per share. During the fourth quarter of 2002, the Company purchased and retired 357,500 shares of the Series A Preferred stock at $22.29 per share for approximately $8.0 million. As a result of this purchase, annual preferred dividends will decrease by approximately $682,000.

The Company currently has issued and outstanding two million shares of Series B Convertible Cumulative Preferred Stock (the "Series B preferred stock"). The Series B preferred stock is redeemable by the Company as follows: (i) on or after March 2, 2002 to and including June 2, 2003, at an amount which provides an annual rate of return with respect to such shares of 15%, (ii) on or after June 3, 2003 to and including June 2, 2004, at $25.50 per share and (iii) on or after June 3, 2004 and thereafter, at $25.00 per share. In addition, the Series B preferred stock, at the option of the holder, is convertible at any time into the Company's Class A common stock at a price of $26.05 per share. The Series B preferred stock currently accumulates dividends at a rate of 8.85% per annum.

Effective January 1, 2002 the Company has elected to follow FASB Statement No. 123, "Accounting for Stock Based Compensation". Statement No.123 requires the use of option valuation models which determine the fair value of the option on the date of the grant. All future employee stock option grants will be expensed over the options' vesting periods based on the fair value at the date of the grant in accordance with Statement No. 123. The Company expects minimal financial impact from the adoption of Statement No. 123. To determine the fair value of the stock options granted, the Company uses a Black-Scholes option pricing model. Historically, the Company had applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans and reported pro forma disclosures in its Form 10-K filings by estimating the fair value of options issued and the related expense in accordance with Statement No. 123. For the quarterly period ended March 31, 2003 the Company recorded approximately $1,300 of expense related to the fair value of stock options issued. Such amount has been included in marketing, general and administrative expenses in the Company's consolidated statements of income.

The Company's indebtedness at March 31, 2003 totaled approximately $1.4 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) and was comprised of $302.0 million outstanding under the Credit Facility, approximately $499.3 million of senior unsecured notes and approximately $602.5 million of mortgage indebtedness. Based on the Company's total market capitalization of approximately $2.9 billion at March 31, 2003 (calculated based on the sum of (i) the market value of the Company's Class A common stock and OP Units, assuming conversion, (ii) the market value of the Company's Class B common stock, (iii) the liquidation preference value of the Company's preferred stock, (iv) the liquidation preference value of the Operating Partnership's preferred units and (v) the $1.4 billion of debt), the Company's debt represented approximately 48.0% of its total market capitalization.

HQ Global Workplaces, Inc. ("HQ"), one of the largest providers of flexible officing solutions in the world and which is controlled by FrontLine, currently operates eight (formerly eleven) executive office centers in the Company's properties, two of which are held through joint ventures. The leases under which these office centers operate expire between 2008 and 2011, encompass approximately 171,000 square feet and have current contractual annual base rents of approximately $4.2 million. On March 13, 2002, as a result of experiencing financial difficulties, HQ voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As of June 30, 2002, HQ's leases with the Company were in default. Further, the Bankruptcy Court has granted HQ's petition to reject three of its leases with the Company, one of which is held through the 919JV. The two rejected leases, held through wholly owned entities, aggregated approximately 23,700 square feet and were to provide for contractual base rents of approximately $600,000 for the 2003 calendar year. The third rejected lease held through the 919JV aggregated approximately 31,000 square feet and was to provide for contractual base rents of approximately $1.9 million for the 2003 calendar year. Pursuant to the bankruptcy filing, HQ has been paying current rental charges under its leases with the Company, other than under the three rejected leases. The Company is in negotiation to restructure three of the leases and leave the terms of the remaining five leases unchanged. All negotiations with HQ are conducted by a committee designated by the Board and chaired by an independent director. There can be no assurance as to whether any deal will be consummated with HQ or if HQ will affirm or reject any or all of its remaining leases with the Company. As a result of the foregoing, the Company has currently established reserves of approximately $360,000 (net of minority partners' interests and including the Company's share of unconsolidated joint venture interest), or 50%, of the amounts due from HQ as of March 31, 2003. Scott H. Rechler serves as the non-Executive Chairman of the Board and Jon Halpern is the Chief Executive Officer and a director of HQ.

WorldCom/MCI and its affiliates ("WorldCom"), a telecommunications company, which leased approximately 527,000 square feet in thirteen of the Company's properties located throughout the Tri-State Area voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on July 21, 2002. During February 2003, the Bankruptcy Court granted WorldCom's petition to reject three of its leases with the Company. The three rejected leases aggregated approximately 192,000 square feet and provided for contractual base rents of approximately $4.8 million for the 2003 calendar year. All of WorldCom's leases are current on base rental charges through May 31, 2003, other than under the three rejected leases and the Company currently holds approximately $300,000 in security deposits relating to the non-rejected leases. The Company is currently in negotiations to restructure the remaining WorldCom leases. There can be no assurance as to whether any deal will be consummated with WorldCom or if WorldCom will affirm or reject any or all of its remaining leases with the Company.

As of March 31,2003, WorldCom occupied approximately 355,000 square feet of office space with aggregate annual base rental revenues of approximately $6.7 million, or 1.8% of the Company's total 2003 annualized rental revenue, making it the Company's third largest tenant based on base rental revenue earned on a consolidated basis.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth the Company's significant debt obligations by scheduled principal cash flow payments and maturity date and its commercial commitments by scheduled maturity at March 31, 2003 (in thousands):

                                                                          MATURITY DATE
                                  -----------------------------------------------------------------------------------------------
                                     2003          2004          2005          2006           2007      THEREAFTER       TOTAL
                                  ----------    ----------    ----------    ----------    -----------   ----------    -----------
Mortgage notes payable (1)        $    9,419    $   13,169    $   14,167    $   13,785    $   11,305    $  117,389    $  179,234
Mortgage notes payable (2) (3)            --         2,616        18,553       129,920        60,539       346,269       557,897
Senior unsecured notes                    --       100,000                                   200,000       200,000       500,000
Unsecured credit facility                 --            --       302,000            --            --            --       302,000
Land lease obligations                 2,031         2,811         2,814         2,795         2,735        43,276        56,462
Operating leases                       1,028         1,313         1,359         1,407         1,455           683         7,245
Air rights lease obligations             278           379           379           379           379         4,280         6,074
                                  ----------    ----------    ----------    ----------    ----------    ----------    ----------
                                  $   12,756    $  120,288    $  339,272    $  148,286    $  276,413    $  711,897    $1,608,912
                                  ==========    ==========    ==========    ==========    ==========    ==========    ==========


(1)   Scheduled principal amortization payments
(2)   Principal payments due at maturity
(3) In addition, the Company has a 60% interest in an unconsolidated joint venture property. The Company's pro rata share of the mortgage debt at March 31, 2003 is approximately $7.5 million. This mortgage note bears interest at 8.85% per annum and matures on September 1, 2005.

Certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and/or the Company. In addition, consistent with customary practices in non-recourse lending, certain non-recourse mortgages may be recourse to the Company under certain limited circumstances including environmental issues and breaches of material representations.

In addition, at March 31, 2003, the Company had approximately $1.0 million in outstanding undrawn standby letters of credit issued under the Credit Facility. In addition, approximately $44.8 million, or 6.1%, of the Company's mortgage debt is recourse to the Company.

Other Matters

Ten of the Company's office properties which were acquired by the issuance of OP Units are subject to agreements limiting the Company's ability to transfer them prior to agreed upon dates without the consent of the limited partner who transferred the respective property to the Company. In the event the Company transfers any of these properties prior to the expiration of these limitations, the Company may be required to make a payment relating to taxes incurred by the limited partner. The limitations on five of the properties expire during the remainder of 2003 with the limitations on the remaining properties expiring in 2013.

Eleven of the Company's office properties are held in joint ventures which contain certain limitations on transfer. These limitations include requiring the consent of the joint venture partner to transfer a property prior to various specified dates ranging from 2003 to 2005, rights of first offer, and buy / sell provisions.

The Company had historically structured long term incentive programs ("LTIP") using restricted stock and stock loans. In July 2002, as a result of certain provisions of the Sarbanes Oxley legislation, the Company discontinued the use of stock loans in its LTIP. In connection with LTIP grants made prior to the enactment of the Sarbanes Oxley legislation the Company made stock loans to certain executive and senior officers to purchase 1,372,393 shares of its Class A common stock at market prices ranging from $18.44 per share to $27.13 per share. The stock loans were set to bear interest at the mid-term Applicable Federal Rate and were secured by the shares purchased. Such stock loans (including accrued interest) vest and are ratably forgiven each year on the anniversary of the grant date based upon vesting periods ranging from four to ten years based on continued service and in part on attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. Approximately $1.1 million of compensation expense was recorded for the three month periods ended March 31, 2003 and 2002 related to these LTIP. Such amount has been included in marketing, general and administrative expenses on the Company's consolidated statements of income.

The outstanding stock loan balances due from executive and senior officers aggregated approximately $14.5 million and $17.0 million at March 31, 2003 and December 31, 2002, respectively, and have been included as a reduction of additional paid in capital on the Company's consolidated balance sheets. Other outstanding loans to executive and senior officers amounting to approximately $1.0 million at March 31, 2003 and December 31, 2002, related to life insurance contracts and approximately $2.1 million and $1.0 million at March 31, 2003 and December 31, 2002, respectively, primarily related to tax payment advances on a stock compensation awards made to non-executive officers.

In November 2002 and March 2003 an award of rights was granted to certain executive officers of the Company (the "2002 Rights" and "2003 Rights", respectively and collectively, the "Rights"). Each Right represents the right to receive, upon vesting, one share of Class A common stock if shares are then available for grant under one of the Company's stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights will vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights will be earned as of March 13, 2005 and will vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the Rights. The 2002 Rights aggregate 190,524 shares of the Company's Class A common stock and the 2003 Rights aggregate 60,760 shares of Class A common stock. In addition, during the three months ended March 31, 2003, the Company recorded approximately $216,000 of compensation expense related to the Rights. Such amount has been included in marketing, general and administrative expenses on the Company's consolidated statement of income.

In March 2003, the Company established a new LTIP for its executive and senior officers. The four-year plan has a core award which provides for annual stock based compensation based upon continued service and in part based on attaining certain annual performance measures. The plan also has a special outperformance award which provides for compensation to be earned at the end of a four year period if the Company attains certain four year cumulative performance measures. Amounts earned under the special outperformance award may be paid in cash or stock at the discretion of the Compensation Committee of the Board. Performance measures are based on total shareholder returns on a relative and absolute basis. On March 13, 2003, the Company made available 1,384,102 shares of its Class A common stock under its existing stock option plans in connection with the core award of this LTIP for twelve of its executive and senior officers. In addition, with respect to the core award of this LTIP, the Company recorded approximately $268,000 of compensation expense for the period March 13, 2003 through March 31, 2003. Such amount is included in marketing, general and administrative expenses on the Company's consolidated statement of income. Further, no provision will be made for the special outperformance award of this LTIP until such time as achieving the requisite performance measures is determined to be probable.

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

FUNDS FROM OPERATIONS

The Company believes that Funds from Operations ("FFO") is a widely recognized and appropriate measure of performance of an equity REIT. Although FFO is a non-GAAP financial measure, the Company believes it provides useful information to shareholders, potential investors and management. The Company computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NARIET"). FFO is defined by NAREIT as net income or loss, excluding gains or losses from debt restructuring and sales of depreciable properties plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. FFO for the three months ended March 31, 2003 includes a gain from the sale of land in the amount of $5.5 million.

Since all companies and analysts do not calculate FFO in a similar fashion, the Company's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

The following table presents the Company's FFO calculation (unaudited and in thousands):

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                      ------------------
                                                                                       2003       2002
                                                                                      -------    -------
    Net income allocable to common shareholders ..................................    $ 8,663    $15,982
    Adjustments for basic funds from operations:
       Add:
            Limited partners' minority interest in the operating partnership .....        996      1,934
            Real estate depreciation and amortization ............................     31,327     25,321
            Minority partners' interests in consolidated partnerships ............      4,690      5,120
       Less:
          Gain on sales of depreciable real estate assets ........................         --        537
          Amounts distributable to minority partners in consolidated partnerships       6,807      6,563
                                                                                      -------    -------
       Basic Funds From Operations ("FFO") .......................................     38,869     41,257
        Add:
              Dividends and distributions on dilutive shares and units ...........      5,590      5,948
                                                                                      -------    -------
         Diluted FFO .............................................................    $44,459    $47,205
                                                                                      =======    =======
       Weighted average common shares outstanding ................................     58,116     60,297
       Weighted average units of limited partnership interest outstanding ........      7,276      7,507
                                                                                      -------    -------
       Basic weighted average common shares and units outstanding ................     65,392     67,804
       Adjustments for dilutive FFO weighted average shares and units outstanding:
        Add:
          Weighted average common stock equivalents ..............................        119        337
          Weighted average shares of Series A Preferred Stock ....................      7,747      8,060
          Weighted average shares of Series B Preferred Stock ....................      1,919      1,919
          Weighted average shares of preferred limited partnership interest ......        661        993
                                                                                      -------    -------
       Dilutive FFO weighted average shares and units outstanding ................     75,838     79,113
                                                                                      =======    =======

INFLATION

The office leases generally provide for fixed base rent increases or indexed escalations. In addition, the office leases provide for separate escalations of real estate taxes, operating expenses and electric costs over a base amount. The industrial / R&D leases generally provide for fixed base rent increases, direct pass through of certain operating expenses and separate real estate tax escalations over a base amount. The Company believes that inflationary increases in expenses will be offset by contractual rent increases and expense escalations described above. As a result of the impact of the events of September 11, 2001, the Company has realized increased insurance costs, particularly relating to property and terrorism insurance, and security costs. The Company has included these costs as part of its escalatable expenses. The Company has billed these escalatable expense items to its tenants consistent with the terms of the underlying leases and believes they are collectible. To the extent the Company's properties contain vacant space, the Company will bear such inflationary increases in expenses.

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

The Company will recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges will be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of March 31, 2003, the Company had no derivatives outstanding.

The fair market value ("FMV") of the Company's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

The following table sets forth the Company's long-term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at March 31, 2003 (dollars in thousands):

                                         For the Year Ended December 31,
                            ---------------------------------------------------------
                              2003       2004        2005         2006         2007     Thereafter    Total(1)        FMV
                            ---------------------------------------------------------------------------------------------------
Long term debt:
    Fixed rate.......       $ 9,419   $ 115,785   $  32,720    $ 143,705    $ 271,844   $ 663,658   $ 1,237,131   $ 1,258,000
    Weighted average
      interest rate.....       7.50%       7.95%       6.92%        7.38%        7.80%       7.14%         7.26%
    Variable rate.......    $    --    $     --   $ 302,000    $     --     $      --   $      --   $   302,000   $   302,000
    Weighted average
      interest rate.....         --          --%       2.17%         --            --          --          2.17%



(1) Includes aggregate unamortized issuance discounts of approximately $661,000 on the senior unsecured notes issued during March 199and June 2002, which are due at maturity.

In addition, a one percent increase in the LIBOR rate would have an approximate $3.0 million annual increase in interest expense based on $302.0 million of variable rate debt outstanding at March 31, 2003.

The following table sets forth the Company's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at March 31, 2003 (dollars in thousands):

                                       For the Year Ended December 31,
                          -----------------------------------------------------------
                              2003        2004       2005         2006        2007        Thereafter    Total (1)      FMV
                          ---------------------------------------------------------------------------------------------------
Mortgage notes and
     notes receivable:
Fixed rate.............    $     --    $    --    $  36,500     $    --      $     --     $  16,990    $ 53,490     $  54,625
    Weighted average
     interest rate......         --         --        11.32%         --            --         12.00%      11.54%


(1) Excludes interest receivables aggregating approximately $1.2 million dollars.

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

The following table sets forth the Company's schedule of its top 25 tenants based on base rental revenue as of March 31, 2003:

---------------------------------------------------------------------------------------------------------------
                                                                PERCENT OF PRO-RATA   PERCENT OF CONSOLIDATED
                                                       TOTAL    SHARE OF ANNUALIZED       ANNUALIZED BASE
TENANT NAME (1)                     TENANT TYPE     SQUARE FEET BASE RENTAL REVENUE        RENTAL REVENUE
---------------------------------------------------------------------------------------------------------------
* DEBEVOISE & PLIMPTON                 Office         465,420           3.3%                    5.5%
* AMERICAN EXPRESS                     Office         238,342           2.0%                    1.8%
* WORLDCOM/MCI                         Office         335,242           1.8%                    1.7%
  BELL ATLANTIC                        Office         210,426           1.6%                    1.3%
* SCHULTE ROTH & ZABEL                 Office         238,052           1.4%                    2.4%
  DUN & BRADSTREET CORP.               Office         123,000           1.2%                    1.0%
  FUJI PHOTO FILM USA                  Office         163,880           1.2%                    1.0%
  UNITED DISTILLERS                    Office         137,918           1.1%                    1.0%
* HQ GLOBAL                      Office/Industrial    171,099           0.9%                    1.0%
* PRUDENTIAL                           Office         127,153           0.9%                    0.9%
* BANQUE NATIONALE DE PARIS            Office         145,834           0.9%                    1.5%
* KRAMER LEVIN NESSEN KAMIN            Office         158,144           0.8%                    1.4%
  VYTRA HEALTHCARE                     Office         105,613           0.8%                    0.7%
  T.D. WATERHOUSE                      Office         104,981           0.8%                    0.7%
  P.R. NEWSWIRE ASSOCIATES             Office          67,000           0.8%                    0.7%
  HOFFMANN-LA ROCHE INC.               Office         120,736           0.7%                    0.6%
  HELLER EHRMAN WHITE                  Office          64,526           0.7%                    0.6%
* STATE FARM                     Office/Industrial    164,175           0.7%                    1.0%
  EMI ENTERTAINMENT WORLD              Office          65,844           0.7%                    0.6%
  LABORATORY CORP OF AMERICA           Office         108,000           0.7%                    0.6%
  ESTEE LAUDER                       Industrial       374,578           0.7%                    0.6%
* DRAFT WORLDWIDE INC.                 Office         124,008           0.7%                    1.1%
  PRACTICING LAW INSTITUTE             Office          62,000           0.7%                    0.6%
  LOCKHEED MARTIN CORP.                Office         123,554           0.7%                    0.6%
  D.E.SHAW                             Office          70,104           0.6%                    0.6%
----------------------------------------------------------------------------------------------------------------


  (1) Ranked by pro-rata share of annualized based rental revenue adjusted for pro rata share of joint venture interests and to reflect WorldCom/MCI and HQ Global leases rejected to date.

   * Part or all of space occupied by tenant is in a 51% or more owned joint venture building.

HISTORICAL NON-INCREMENTAL REVENUE-GENERATING CAPITAL EXPENDITURES, TENANT IMPROVEMENT COSTS AND LEASING COMMISSIONS

The following table sets forth annual and per square foot non-incremental revenue-generating capital expenditures in which the Company paid or accrued, during the respective periods, to retain revenues attributable to existing leased space for the years 1999 through 2002 and for the three month period ended March 31, 2003 for the Company's office and industrial / R&D properties other than One Orlando Center in Orlando, FL:


----------------------------------------------------------------------------------------------------------------------------
                                     NON-INCREMENTAL REVENUE GENERATING CAPITAL EXPENDITURES (1)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                    Average         YTD
                                               1999          2000          2001          2002       1999-2002       2003
                                           -----------   -----------   -----------   -----------    ---------    -----------
        Suburban Office Properties
          Total                            $ 2,298,899   $ 3,289,116   $ 4,606,069   $ 5,283,674   $ 3,869,440   $ 1,271,421
          Per Square Foot                  $      0.23   $      0.33   $      0.45   $      0.53   $      0.39   $      0.13

        NYC Office Properties
          Total                                N/A       $   946,718   $ 1,584,501   $ 1,939,111   $ 1,490,110   $   549,081
          Per Square Foot                      N/A              0.38          0.45   $      0.56          0.46   $      0.37

       Industrial Properties
          Total                            $ 1,048,688   $   813,431   $   711,666   $ 1,881,627   $ 1,113,853   $   290,184
          Per Square Foot                  $      0.11   $      0.11   $      0.11   $      0.28   $      0.15   $      0.04
                                           -----------   -----------   -----------   -----------                 -----------
     Total Portfolio
          Total                            $ 3,347,587   $ 5,049,265   $ 6,902,236   $ 9,104,413                 $ 2,110,686
          Per Square Foot                  $      0.17   $      0.25   $      0.34   $      0.45                 $      0.10

The following table sets forth annual and per square foot non-incremental revenue-generating tenant improvement costs and leasing commissions in which the Company committed to perform, during the respective periods, to retain revenues attributable to existing leased space for the years 1999 through 2002 and for the three month period ended March 31, 2003 for the Company's office and industrial / R&D properties other than One Orlando Center in Orlando, FL:


--------------------------------------------------------------------------------------------------------------------
                   NON-INCREMENTAL REVENUE GENERATING TENANT IMPROVEMENTS AND LEASING COMMISSIONS (1), (3) and (4)
--------------------------------------------------------------------------------------------------------------------


                                                1999             2000             2001               2002
                                             -----------      -----------      -----------       -----------
  Long Island Office Properties
    Tenant Improvements                      $ 1,009,357      $ 2,853,706      $ 2,722,457       $ 1,917,466
    Per Square Foot Improved                 $      4.73      $      6.99      $      8.47       $      7.81
    Leasing Commissions                      $   551,762      $ 2,208,604      $ 1,444,412       $ 1,026,970
    Per Square Foot Leased                   $      2.59      $      4.96      $      4.49       $      4.18
                                             -----------      -----------      -----------       -----------
     Total Per Square Foot                   $      7.32      $     11.95      $     12.96       $     11.99
                                             ===========      ===========      ===========       ===========
  Westchester Office Properties
    Tenant Improvements                      $ 1,316,611      $ 1,860,027      $ 2,584,728       $ 6,391,589 (2)
    Per Square Foot Improved                 $      5.62      $      5.72      $      5.91       $     15.05
    Leasing Commissions                      $   457,730      $   412,226      $ 1,263,012       $ 1,975,850 (2)
    Per Square Foot Leased                   $      1.96      $      3.00      $      2.89       $      4.65
                                             -----------      -----------      -----------       -----------
     Total Per Square Foot                   $      7.58      $      8.72      $      8.80       $     19.70
                                             ===========      ===========      ===========       ===========
  Connecticut Office Properties
    Tenant Improvements                      $   179,043      $   385,531      $   213,909       $   491,435
    Per Square Foot Improved                 $      4.88      $      4.19      $      1.46       $      3.81
    Leasing Commissions                      $   110,252      $   453,435      $   209,322       $   307,023
    Per Square Foot Leased                   $      3.00      $      4.92      $      1.43       $      2.38
                                             -----------      -----------      -----------       -----------
     Total Per Square Foot                   $      7.88      $      9.11      $      2.89       $      6.19
                                             ===========      ===========      ===========       ===========
  New Jersey Office Properties
    Tenant Improvements                      $   454,054      $ 1,580,323      $ 1,146,385       $ 2,842,521
    Per Square Foot Improved                 $      2.29      $      6.71      $      2.92       $     10.76
    Leasing Commissions                      $   787,065      $ 1,031,950      $ 1,602,962       $ 1,037,012
    Per Square Foot Leased                   $      3.96      $      4.44      $      4.08       $      3.92
                                             -----------      -----------      -----------       -----------
     Total Per Square Foot                   $      6.25      $     11.15      $      7.00       $     14.68
                                             ===========      ===========      ===========       ===========
  New York City Office Properties
    Tenant Improvements                          N/A          $    65,267      $   788,930       $ 4,350,106
    Per Square Foot Improved                     N/A          $      1.79      $     15.69       $     18.39
    Leasing Commissions                          N/A          $   418,185      $ 1,098,829       $ 2,019,837
    Per Square Foot Leased                       N/A          $     11.50      $     21.86       $      8.54
                                             -----------      -----------      -----------       -----------
     Total Per Square Foot                       N/A          $     13.29      $     37.55       $     26.93
                                             ===========      ===========      ===========       ===========
  Industrial Properties
    Tenant Improvements                      $   375,646      $   650,216      $ 1,366,488       $ 1,850,812
    Per Square Foot Improved                 $      0.25      $      0.95      $      1.65       $      1.97
    Leasing Commissions                      $   835,108      $   436,506      $   354,572       $   890,688
    Per Square Foot Leased                   $      0.56      $      0.64      $      0.43       $      0.95
                                             -----------      -----------      -----------       -----------
     Total Per Square Foot                   $      0.81      $      1.59      $      2.08       $      2.92
                                             ===========      ===========      ===========       ===========
--------------------------------------------------------------------------------------------------------------------
TOTAL PORTFOLIO
    Tenant Improvements                      $ 3,334,711      $ 7,395,070      $ 8,822,897       $17,843,929
    Per Square Foot Improved                 $      1.53      $      4.15      $      4.05       $      7.96
    Leasing Commissions                      $ 2,741,917      $ 4,960,906      $ 5,973,109       $ 7,257,379
    Per Square Foot Leased                   $      1.26      $      3.05      $      2.75       $      3.24
                                             -----------      -----------      -----------       -----------
     Total Per Square Foot                   $      2.79      $      7.20      $      6.80       $     11.20
                                             ===========      ===========      ===========       =========== (Continued)




                                               Average            YTD
                                              1999-2002           2003             New              Renewal
                                             -----------      -----------      -----------       -----------
  Long Island Office Properties
    Tenant Improvements                      $ 2,125,747      $   376,436      $   354,129       $    22,307
    Per Square Foot Improved                 $      7.00      $      7.12      $      8.11       $      2.42
    Leasing Commissions                      $ 1,307,937      $   238,590      $   215,997       $    22,593
    Per Square Foot Leased                   $      4.06      $      4.51      $      4.95       $      2.45
                                             -----------      -----------      -----------       -----------
     Total Per Square Foot                   $     11.06      $     11.63      $     13.06       $      4.87
                                             ===========      ===========      ===========       ===========
  Westchester Office Properties
    Tenant Improvements                      $ 3,038,239      $    96,001      $    96,001       $         0
    Per Square Foot Improved                 $      8.08      $      4.64      $      8.72       $      0.00
    Leasing Commissions                      $ 1,027,204      $    42,666      $    18,667       $    23,999
    Per Square Foot Leased                   $      3.13      $      2.06      $      1.70       $      2.49
                                             -----------      -----------      -----------       -----------
     Total Per Square Foot                   $     11.20      $      6.70      $     10.42       $      2.49
                                             ===========      ===========      ===========       ===========
  Connecticut Office Properties
    Tenant Improvements                      $   317,480      $     8,036      $     8,036       $         0
    Per Square Foot Improved                 $      3.58      $      1.28      $      1.28       $         0
    Leasing Commissions                      $   270,008      $    38,525      $    38,525       $         0
    Per Square Foot Leased                   $      2.93      $      6.15      $      6.15       $         0
                                             -----------      -----------      -----------       -----------
     Total Per Square Foot                   $      6.52      $      7.43      $      7.43       $      0.00
                                             ===========      ===========      ===========       ===========
  New Jersey Office Properties
    Tenant Improvements                      $ 1,505,821      $ 2,271,806      $ 1,947,868       $   323,938
    Per Square Foot Improved                 $      5.67      $     11.80      $     35.87       $      2.34
    Leasing Commissions                      $ 1,114,747      $ 1,312,207      $   609,040       $   703,167
    Per Square Foot Leased                   $      4.10      $      6.82      $     11.22       $      5.09
                                             -----------      -----------      -----------       -----------
     Total Per Square Foot                   $      9.77      $     18.62      $     47.09       $      7.43
                                             ===========      ===========      ===========       ===========
  New York City Office Properties
    Tenant Improvements                      $ 1,734,768      $ 1,624,190      $ 1,509,190       $   115,000
    Per Square Foot Improved                 $     11.96      $     40.61      $     59.94       $      7.76
    Leasing Commissions                      $ 1,178,950      $   569,370      $   569,370       $         0
    Per Square Foot Leased                   $     13.97      $     14.24      $     18.80       $      0.00
                                             -----------      -----------      -----------       -----------
     Total Per Square Foot                   $     25.92      $     54.85      $     78.74       $      7.76
                                             ===========      ===========      ===========       ===========
  Industrial Properties
    Tenant Improvements                      $ 1,060,791      $   283,635      $   252,501       $    31,134
    Per Square Foot Improved                 $      1.20      $      1.14      $      1.48       $      0.39
    Leasing Commissions                      $   629,218      $   259,535      $   239,357       $    20,178
    Per Square Foot Leased                   $      0.64      $      1.04      $      1.40       $      0.26
                                             -----------      -----------      -----------       -----------
     Total Per Square Foot                   $      1.85      $      2.18      $      2.88       $      0.65
                                             ===========      ===========      ===========       ===========
--------------------------------------------------------------------------------------------------------------------
TOTAL PORTFOLIO
    Tenant Improvements                      $ 9,782,844      $ 4,660,104      $ 4,167,725       $   492,379
    Per Square Foot Improved                 $      4.75      $      8.30      $      9.66       $      3.78
    Leasing Commissions                      $ 5,528,065      $ 2,460,892      $ 1,690,955       $   769,937
    Per Square Foot Leased                   $      2.66      $      4.38      $      3.92       $      5.92
                                             -----------      -----------      -----------       -----------
     Total Per Square Foot                   $      7.41      $     12.68      $     13.58       $      9.70
                                             ===========      ===========      ===========       ===========


         As noted, incremental revenue-generating tenant improvement costs and leasing commissions are excluded from the tables set forth above. The historical capital expenditues, tenant improvement costs and leasing commissions set forth above are not necessarily indicative of future non-incremental revenue-generating capital expenditures or non-incremental revenue-generating tenant improvement costs and leasing commissions that may be incurred to retain revenues on leased space.

NOTES:
------

(1) Excludes non-incremental capital expenditures, tenant improvements and leasing commissions for One Orlando Center in Orlando, Florida. Paid or accrued capital expenses, tenant improvements and leasing commissions for the three month period ended March 31, 2003 were $160,935, $414,336 and $422,007 respectively. Committed tenant improvements and leasing commissions for One Orlando were $1,286,881 and $510,740 respectively.
(2) Excludes tenant improvements and leasing commissions related to a 163,880 square foot leasing transaction with Fuji Photo Film U.S.A. Leasing commissions on this transaction amounted to $5.33 per square foot and tenant improvement allowance amounted to $40.88 per square foot.
(3) All amounts represent tenant improvements and leasing costs committed on leases signed during the period.
(4) Excludes $746,827 of deferred leasing costs in YTD 2003 attributable to space marketed but not yet leased.

The following table sets forth the Company's components of its paid or accrued non-incremental and incremental revenue-generating capital expenditures, tenant improvements and leasing costs for the three months ended March 31, 2003 as reported on its "Statements of Cash Flows - Investment Activities" contained in its consolidated financial statements (in thousands):

                                                               March 31,
                                                                 2003
                                                             -----------
      Capital expenditures:
           Non-incremental ..............................      $ 2,272
           Incremental ..................................          255
      Tenant improvements:
           Non-incremental ..............................       12,366
           Incremental ..................................           23
                                                               -------
      Additions to commercial real estate properties.....      $14,916
                                                               =======
      Leasing costs:
           Non-incremental ..............................      $ 2,599
           Incremental ..................................        2,188
                                                               -------
      Payment of deferred leasing costs .................      $ 4,787
                                                               =======
      Acquisition and development costs .................      $ 5,888
                                                               =======

The following table sets forth the Company's lease expiration table at April 1, 2003 for its Total Portfolio of properties, its Office Portfolio and its Industrial / R&D Portfolio:

                                                         TOTAL PORTFOLIO (a)

---------------------------------------------------------------------------------------------------------------
                                     Number of            Square           % of Total            Cumulative
Year of                                Leases              Feet            Portfolio             % of Total
Expiration                            Expiring           Expiring            Sq Ft            Portfolio Sq Ft
---------------------------------------------------------------------------------------------------------------
2003                                    118             1,136,247             5.6%                  5.6%
2004                                    187             1,541,706             7.6%                 13.2%
2005                                    243             2,479,052            12.2%                 25.4%
2006                                    222             2,567,226            12.7%                 38.1%
2007                                    144             1,625,535             8.0%                 46.1%
2008                                    111             1,533,788             7.6%                 53.6%
2009 and thereafter                     291             8,007,433            39.6%                 93.1%
---------------------------------------------------------------------------------------------------------------
Total/Weighted Average                 1,316           18,890,987            93.1%                  --
===============================================================================================================
Total Portfolio Square Feet                            20,294,055
===============================================================================================================



                                                        OFFICE PORTFOLIO (a)

---------------------------------------------------------------------------------------------------------------
                                     Number of            Square           % of Total           Cumulative
Year of                                Leases              Feet              Office             % of Total
Expiration                            Expiring           Expiring            Sq Ft            Portfolio Sq Ft
---------------------------------------------------------------------------------------------------------------
2003                                     105              829,574             6.1%                  6.1%
2004                                     149              975,820             7.2%                 13.3%
2005                                     209            1,792,499            13.2%                 26.5%
2006                                     172            1,560,167            11.5%                 38.0%
2007                                     112            1,261,583             9.3%                 47.3%
2008                                      78              807,556             6.0%                 53.3%
2009 and thereafter                      239            5,343,909            39.4%                 92.8%
---------------------------------------------------------------------------------------------------------------
Total/Weighted Average                 1,064           12,571,108            92.8%                  --
===============================================================================================================
Total Office Portfolio Square Feet                     13,559,025
===============================================================================================================

                                              INDUSTRIAL/R&D PORTFOLIO

---------------------------------------------------------------------------------------------------------------
                                     Number of            Square           % of Total           Cumulative
Year of                                Leases              Feet          Industrial/R&D        % of Total
Expiration                            Expiring           Expiring            Sq Ft            Portfolio Sq Ft
---------------------------------------------------------------------------------------------------------------
2003                                      13              306,673             4.6%                  4.6%
2004                                      38              565,886             8.4%                 13.0%
2005                                      34              686,553            10.2%                 23.1%
2006                                      50            1,007,059            15.0%                 38.1%
2007                                      32              363,952             5.4%                 43.5%
2008                                      33              726,232            10.8%                 54.3%
2009 and thereafter                       52            2,663,524            39.5%                 93.8%
---------------------------------------------------------------------------------------------------------------
Total/Weighted Average                   252            6,319,879            93.8%                  --
===============================================================================================================
Total Industrial/R&D Portfolio Square Feet              6,735,030
===============================================================================================================

(a) Excludes the 355,000 square foot office property located in Orlando, Florida.

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

Item 6. Exhibits and Reports on Form 8-K
     a)   Exhibits

          10.1 Amended and Restated Long-Term Incentive Award Agreement, dated as of March 13, 2003, between Registrant and Scott H. Rechler*

          99.1 Certification of Donald J. Rechler, Co-Chief Executive Officer of the Registrant pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

          99.2 Certification of Scott H. Rechler, Co-Chief Executive Officer of the Registrant pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

          99.3 Certification of Michael Maturo, Executive Vice President, Treasurer and Chief Financial Officer of the Registrant pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

            * Each of Donald J. Rechler, Mitchell D. Rechler, Gregg M. Rechler, Michael Maturo, Roger M. Rechler and Jason M. Barnett has entered into a Long-Term Incentive Award Agreement with the Registrant, dated March 13, 2003. These Agreements are identical in all material respects to the Amended and Restated Long-Term Incentive Award Agreement for Scott H. Rechler filed herewith.

     b) During the three months ended March 31, 2003, the Registrant filed the following reports on Form 8-K:

                 On January 27, 2003, the Registrant submitted a report on Form 8-K under Item 5 with respect to the refinancing of its unsecured Credit Facility.

                 On March 5, 2003, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit its fourth quarter presentation in satisfaction of the requirements of Regulation FD.

                 On March 5, 2003, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit supplemental operating and financial data for the quarter ended December 31, 2002 in satisfaction of the requirements of Regulation FD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RECKSON ASSOCIATES REALTY CORP.

By:     /s/ Scott H. Rechler        By:         /s/ Michael Maturo
   --------------------------          -----------------------------------------
Scott H. Rechler,                   Michael Maturo, Executive Vice President,
Co-Chief Executive Officer          Treasurer and Chief Financial Officer

By      /s/ Donald J. Rechler
  ---------------------------
Donald J. Rechler,
Co-Chief Executive Officer


DATE: May 9, 2003

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

Date:  May 9, 2003

                             /s/ Donald J. Rechler
                             -----------------------------
                             Donald J. Rechler
                             Co-Chief Executive Officer

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

Date:  May 9, 2003

                                             /s/ Scott H. Rechler
                                             ---------------------------------
                                             Scott H. Rechler
                                             Co-Chief Executive Officer

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

Date:  May 9, 2003

                                       /s/ Michael Maturo
                                       --------------------------------------
                                       Michael Maturo
                                       Executive Vice President, Treasurer
                                       and Chief Financial Officer