Form 10-Q
period 2003-06-30
RECKSON ASSOCIATES REALTY CORP
filed 2003-08-13
CIK 930548

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                  ---------------------------------------------

      THE COMPANY HAS TWO CLASSES OF COMMON STOCK, PAR VALUE $.01 PAR VALUE PER SHARE, WITH 48,006,791 AND 9,915,313 SHARES OF CLASS A COMMON STOCK AND CLASS B COMMON STOCK OUTSTANDING, RESPECTIVELY AS OF AUGUST 11, 2003

--------------------------------------------------------------------------------

                         RECKSON ASSOCIATES REALTY CORP.
                                QUARTERLY REPORT
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003

                                TABLE OF CONTENTS


       INDEX                                                                                                   PAGE
-------------------------------------------------------------------------------------------------------------------------
       PART I.          FINANCIAL INFORMATION
-------------------------------------------------------------------------------------------------------------------------
       Item 1.           Financial Statements

                         Consolidated Balance Sheets as of June 30, 2003
                              (unaudited) and December 31, 2002.......................................          2

                         Consolidated Statements of Income for the three and six months ended
                              June 30, 2003 and 2002 (unaudited)......................................          3

                         Consolidated Statements of Cash Flows for the six months ended
                              June 30, 2003 and 2002 (unaudited)......................................          4

                         Notes to the Consolidated Financial Statements (unaudited)...................          5

       Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                         Operations...................................................................         20
       Item 3.           Quantitative and Qualitative Disclosures about Market Risk ..................         35
       Item 4.           Controls and Procedures......................................................         36
-------------------------------------------------------------------------------------------------------------------------
       PART II.         OTHER INFORMATION
-------------------------------------------------------------------------------------------------------------------------
       Item 1.           Legal Proceedings............................................................         41
       Item 2.           Changes in Securities and Use of Proceeds....................................         41
       Item 3.           Defaults Upon Senior Securities..............................................         41
       Item 4.           Submission of Matters to a Vote of Securities Holders........................         41
       Item 5.           Other Information............................................................         41
       Item 6.           Exhibits and Reports on Form 8-K.............................................         41
-------------------------------------------------------------------------------------------------------------------------
       SIGNATURES.....................................................................................         42
-------------------------------------------------------------------------------------------------------------------------



PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                         RECKSON ASSOCIATES REALTY CORP.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


                                                                                         JUNE 30,        DECEMBER 31,
                                                                                           2003              2002
                                                                                       ------------      -----------
                                                                                        (Unaudited)
ASSETS:
Commercial real estate properties, at cost:
    Land ........................................................................      $   423,036       $   418,040
    Building and improvements ...................................................        2,448,379         2,415,252
Developments in progress:
    Land ........................................................................           88,388            92,924
    Development costs ...........................................................           23,743            28,311
Furniture, fixtures and equipment ...............................................           12,572            13,595
                                                                                       -----------       -----------
                                                                                         2,996,118         2,968,122
Less accumulated depreciation ...................................................         (501,122)         (454,018)
                                                                                       -----------       -----------
                                                                                         2,494,996         2,514,104
Investments in real estate joint ventures .......................................            5,709             6,116
Investments in mortgage notes and notes receivable ..............................           54,600            54,547
Investments in service companies and affiliate loans and joint ventures .........           72,440            73,332
Cash and cash equivalents .......................................................           23,996            30,827
Tenant receivables ..............................................................            7,724            14,050
Deferred rents receivable .......................................................          116,573           107,366
Prepaid expenses and other assets ...............................................           56,021            37,235
Contract and land deposits and pre-acquisition costs ............................              208               240
Deferred leasing and loan costs .................................................           68,727            70,103
                                                                                       -----------       -----------
TOTAL ASSETS ....................................................................      $ 2,900,994       $ 2,907,920
                                                                                       ===========       ===========
LIABILITIES:
Mortgage notes payable ..........................................................      $   734,134       $   740,012
Unsecured credit facility .......................................................          322,000           267,000
Senior unsecured notes ..........................................................          499,374           499,305
Accrued expenses and other liabilities ..........................................           82,357            93,783
Dividends and distributions payable .............................................           31,471            31,575
                                                                                       -----------       -----------
TOTAL LIABILITIES ...............................................................        1,669,336         1,631,675
                                                                                       -----------       -----------
Minority partners' interests in consolidated partnerships .......................          240,452           242,934
Preferred unit interest in the operating partnership ............................           19,662            19,662
Limited partners' minority interest in the operating partnership ................           66,261            71,420
                                                                                       -----------       -----------
                                                                                           326,375           334,016
                                                                                       -----------       -----------
Commitments and contingencies ...................................................               --                --

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 25,000,000 shares authorized
    Series A preferred stock, 8,834,500 shares issued and outstanding ...........               88                88
    Series B preferred stock, 2,000,000 shares issued and outstanding ...........               20                20
Common Stock, $.01 par value, 100,000,000 shares authorized
    Class A common stock, 48,000,995 and 48,246,083 shares issued
            and outstanding, respectively .......................................              480               482
    Class B common stock, 9,915,313 shares issued and outstanding ...............               99                99
Additional paid in capital ......................................................          973,089         1,005,494
    Treasury stock - Class A common, 2,950,400 and 2,698,400 shares, respectively
            and Class B common, 368,200 shares ..................................          (68,493)          (63,954)
                                                                                       -----------       -----------
Total Stockholders' Equity ......................................................          905,283           942,229
                                                                                       -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................................      $ 2,900,994       $ 2,907,920
                                                                                       ===========       ===========


                (see accompanying notes to financial statements)

                         RECKSON ASSOCIATES REALTY CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
        (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                         JUNE 30,                          JUNE 30,
                                                              -----------------------------     -----------------------------
                                                                  2003             2002             2003             2002
                                                              ------------     ------------     ------------     ------------
REVENUES:
Property operating revenues:
     Base rents ..........................................    $    107,127     $    108,867     $    214,605     $    215,250
     Tenant escalations and reimbursements ...............          15,377           14,062           31,340           29,383
                                                              ------------     ------------     ------------     ------------
Total property operating revenues ........................         122,504          122,929          245,945          244,633
Interest income on mortgage notes and notes receivable
     (including $1,045, $1,071, $2,078 and $2,130,
     respectively from related parties) ..................           1,559            1,565            3,090            3,121
Investment and other income ..............................           3,349              284            9,137              818
                                                              ------------     ------------     ------------     ------------
    TOTAL REVENUES .......................................         127,412          124,778          258,172          248,572
                                                              ------------     ------------     ------------     ------------
EXPENSES:
Property operating expenses ..............................          46,568           41,431           94,402           83,326
Marketing, general and administrative ....................           9,390            7,650           17,649           14,745
Interest .................................................          22,896           22,124           45,746           43,120
Depreciation and amortization ............................          29,903           27,836           61,887           53,766
                                                              ------------     ------------     ------------     ------------
     TOTAL EXPENSES ......................................         108,757           99,041          219,684          194,957
                                                              ------------     ------------     ------------     ------------
Income before minority interests, preferred dividends and
     distributions, equity (loss) in earnings of real
     estate joint ventures and service companies, gain
     on sales of depreciable real estate assets and
     discontinued operations .............................          18,655           25,737           38,488           53,615
Minority partners' interests in consolidated partnerships           (4,335)          (4,813)          (9,025)          (9,933)
Distributions to preferred unit holders ..................            (274)            (280)            (547)            (741)
Limited partners' minority interest in the operating
partnership ..............................................            (874)          (1,643)          (1,870)          (3,547)
Equity (loss) in earnings of real estate joint ventures
     and service companies (including $0, $58, $0 and
     $465, respectively from related parties) ............            (270)             159             (164)             494
Gain on sales of depreciable real estate assets ..........              --               --               --              537
                                                              ------------     ------------     ------------     ------------
Income before discontinued operations and preferred
dividends ................................................          12,902           19,160           26,882           40,425
Discontinued operations (net of limited partners'
     minority interest):
    Income from discontinued operations ..................              --              132               --              336
                                                              ------------     ------------     ------------     ------------
Net Income ...............................................          12,902           19,292           26,882           40,761
Dividends to preferred shareholders ......................          (5,317)          (5,487)         (10,634)         (10,974)
                                                              ------------     ------------     ------------     ------------
Net income allocable to common shareholders ..............    $      7,585     $     13,805     $     16,248     $     29,787
                                                              ============     ============     ============     ============
Net income allocable to:
    Class A common .......................................    $      5,769     $     10,548     $     12,364     $     22,707
    Class B common .......................................           1,816            3,257            3,884            7,080
                                                              ------------     ------------     ------------     ------------
Total ....................................................    $      7,585     $     13,805     $     16,248     $     29,787
                                                              ============     ============     ============     ============
Basic net income per weighted average common share:
    Class A common .......................................    $        .12     $        .21     $        .26     $        .44
    Gain on sales of depreciable real estate assets ......              --               --               --              .01
    Discontinued operations ..............................              --               --               --               --
                                                              ------------     ------------     ------------     ------------
    Basic net income per Class A common ..................    $        .12     $        .21     $        .26     $        .45
                                                              ============     ============     ============     ============
    Class B common .......................................    $        .18     $        .32     $        .39     $        .67
    Gain on sales of depreciable real estate assets ......              --               --               --              .01
    Discontinued operations ..............................              --               --               --              .01
                                                              ------------     ------------     ------------     ------------
    Basic net income per Class B common ..................    $        .18     $        .32     $        .39     $        .69
                                                              ============     ============     ============     ============
Basic weighted average common shares outstanding:
    Class A common .......................................      48,000,995       50,775,300       48,100,418       50,396,326
    Class B common .......................................       9,915,313       10,283,513        9,915,313       10,283,513
Diluted net income per weighted average common share:
    Class A common .......................................    $        .12     $        .21     $        .26     $        .45
                                                              ============     ============     ============     ============
    Class B common .......................................    $        .13     $        .22     $        .28     $        .49
                                                              ============     ============     ============     ============
Diluted weighted average common shares outstanding:
    Class A common .......................................      48,118,172       51,164,788       48,218,598       50,759,594
    Class B common .......................................       9,915,313       10,283,513        9,915,313       10,283,513


                (see accompanying notes to financial statements)

                         RECKSON ASSOCIATES REALTY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                            SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                       -----------------------
                                                                                           2003          2002
                                                                                       ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME ........................................................................    $  26,882     $  40,761
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ...............................................       61,887        54,167
      Gain on sales of depreciable real estate assets .............................           --          (537)
      Minority partners' interests in consolidated partnerships ...................        9,025         9,933
      Limited partners' minority interest in the operating partnership ............        1,870         3,597
      (Equity) loss in earnings of real estate joint ventures and service companies          164          (494)
 Changes in operating assets and liabilities:
      Tenant receivables ..........................................................        6,326        (1,878)
      Prepaid expenses and other assets ...........................................       (6,710)       20,677
      Deferred rents receivable ...................................................       (9,207)      (13,175)
      Accrued expenses and other liabilities ......................................       (9,057)       (9,077)
                                                                                       ---------     ---------
      Net cash provided by operating activities ...................................       81,180       103,974
                                                                                       ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to developments in progress .......................................       (9,732)      (31,809)
      Proceeds from mortgage note receivable repayments ...........................           --             8
      Purchase of commercial real estate ..........................................       (6,505)           --
      Additions to commercial real estate properties ..............................      (25,149)      (20,810)
      Additions to furniture, fixtures and equipment ..............................          (94)          (64)
      Payment of leasing costs ....................................................       (8,765)       (6,169)
      Distributions from investments in real estate joint ventures ................          243            --
      Proceeds from sales of real estate ..........................................           --         2,128
                                                                                       ---------     ---------
      Net cash used in investing activities .......................................      (50,002)      (56,716)
                                                                                       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock net of issuance costs ................           --         6,014
      Repurchases of common stock .................................................       (4,538)           --
      Principal payments on secured borrowings ....................................       (5,878)       (5,094)
      Payment of loan and equity issuance costs ...................................          (29)         (990)
      Proceeds from issuance of senior unsecured notes ............................           --        49,432
      Proceeds from unsecured credit facility .....................................       55,000        45,000
      Repayment of unsecured credit facility ......................................           --      (140,600)
      Distributions to minority partners in consolidated partnerships .............      (11,507)       (9,559)
      Distributions to limited partners in the operating partnership ..............       (6,177)       (6,364)
      Distributions to preferred unit holders .....................................         (547)         (774)
      Dividends to common shareholders ............................................      (53,699)      (55,935)
      Dividends to preferred shareholders .........................................      (10,634)      (10,974)
                                                                                       ---------     ---------
      Net cash used in financing activities .......................................      (38,009)     (129,844)
                                                                                       ---------     ---------
      Net (decrease) in cash and cash equivalents .................................       (6,831)      (82,586)
      Cash and cash equivalents at beginning of period ............................       30,827       121,975
                                                                                       ---------     ---------
      Cash and cash equivalents at end of period ..................................    $  23,996     $  39,389
                                                                                       =========     =========



                (see accompanying notes to financial statements)

                         RECKSON ASSOCIATES REALTY CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

The Company became the sole general partner of Reckson Operating Partnership, L.P. (the "Operating Partnership") by contributing substantially all of the net proceeds of the IPO in exchange for an approximate 73% interest in the Operating Partnership. All Properties acquired by the Company are held by or through the Operating Partnership. In conjunction with the IPO, the Operating Partnership executed various option and purchase agreements whereby it issued common units of limited partnership interest in the Operating Partnership ("OP Units") to certain continuing investors in exchange for (i) interests in certain property partnerships, (ii) fee simple and leasehold interests in properties and development land, (iii) certain other business assets and (iv) 100% of the non-voting preferred stock of the management and construction companies. At June 30, 2003, the Company's ownership percentage in the Operating Partnership was approximately 89.5%.

2.       BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership at June 30, 2003 and December 31, 2002 and the results of their operations for the three and six months ended June 30, 2003 and 2002, respectively, and, their cash flows for the six months ended June 30, 2003 and 2002, respectively. The Operating Partnership's investments in majority owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners' interest. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest. Such investments are reflected in the accompanying financial statements on the equity method of accounting. For the periods presented prior to October 1, 2002, the operating results of Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction Group New York, Inc. and Reckson Construction Group, Inc. (the "Service Companies"), in which the Operating Partnership owned a 97% non-controlling interest were reflected in the accompanying financial statements on the equity method of accounting. On October 1, 2002, the Operating Partnership acquired the remaining 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. As a result, the Operating Partnership commenced consolidating the operations of the Service Companies (see Note 10). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Reckson Construction Group, Inc. and Reckson Construction Group New York, Inc. use the percentage-of-completion method for recording amounts earned on its contracts. This method records amounts earned as revenue in the proportion that actual costs incurred to date bear to the estimate of total costs at contract completion.

Minority partners' interests in consolidated partnerships represent a 49% non-affiliated interest in RT Tri-State LLC, owner of a nine property suburban office portfolio, a 40% non-affiliated interest in Omni Partners, L.P., owner of a 579,000 square foot suburban office property and a 49% non-affiliated interest in Metropolitan 919 Third Avenue, LLC, owner of the property located at 919 Third Avenue, New York, NY. Limited partners' minority interest in the Operating Partnership was approximately 10.5% and 10.0% at June 30, 2003 and 2002, respectively.

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

The accompanying interim unaudited financial statements have been prepared by the Company's management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2002.

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

The following table sets forth the Company's pro forma information for its Class A common stockholders for the three and six months ended June 30, 2003 and 2002 (in thousands except earnings per share data):


                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30,                JUNE 30,
                                                        --------------------    --------------------
                                                         2003         2002        2003        2002
                                                        -------     --------    --------    --------
Net income as reported .............................    $ 5,769     $ 10,548    $ 12,364    $ 22,707
Add:  Stock option expense included in net
      income .......................................          1           --           3          --
Less:  Stock option expense determined under
      fair value recognition method for all awards .        (54)        (113)       (144)       (230)
                                                        -------     --------    --------    --------
Pro forma net income ...............................    $ 5,716     $ 10,435    $ 12,223    $ 22,477
                                                        =======     ========    ========    ========
Net income per share as reported:
     Basic .........................................    $   .12     $    .21    $    .26    $    .45
                                                        =======     ========    ========    ========
     Diluted .......................................    $   .12     $    .21    $    .26    $    .45
                                                        =======     ========    ========    ========
Pro forma net income per share:
     Basic .........................................    $    12     $    .21    $    .25    $    .45
                                                        =======     ========    ========    ========
     Diluted .......................................    $   .12     $    .20    $    .25    $    .44
                                                        =======     ========    ========    ========

The fair value for those options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three and six month periods ended June 30, 2003 and 2002:

                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30,                 JUNE 30,
                                                        --------------------    ---------------------
                                                         2003         2002        2003         2002
                                                        -------     --------    --------    ---------
Risk free interest rate.............................      3.00%        3.00%       3.00%        3.00%
Dividend yield .....................................      7.39%        7.46%       7.39%        7.46%
Volatility factor of the expected market price
   of the Company's Class A common stock............      .196         .196        .196         .196
Weighted average expected option life (in years)....       5.3          6.3         5.3          6.3


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

3.       MORTGAGE NOTES PAYABLE

As of June 30, 2003, the Company had approximately $734.1 million of fixed rate mortgage notes, which mature at various times between 2004 and 2027. The notes are secured by 21 properties with an aggregate carrying value of approximately $1.5 billion which are pledged as collateral against the mortgage notes payable. In addition, approximately $44.6 million of the $734.1 million is recourse to the Company and certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and / or the Company.

The following table sets forth the Company's mortgage notes payable as of June 30, 2003, by scheduled maturity date (dollars in thousands):

                                                     Principal         Interest         Maturity         Amortization
Property                                            Outstanding          Rate             Date           Term (Years)
-----------------------------------------------    --------------     -----------    ---------------     --------------
80 Orville Dr, Islip, NY                                   2,616          10.10%     February, 2004      Interest only
395 North Service Road, Melville, NY                      19,505           6.45%      October, 2005      $34 per month
200 Summit Lake Drive, Valhalla, NY                       19,160           9.25%      January, 2006           25
1350 Avenue of the Americas, NY, NY                       74,235           6.52%         June, 2006           30
Landmark Square, Stamford, CT (a)                         44,570           8.02%      October, 2006           25
100 Summit Lake Drive, Valhalla, NY                       18,424           8.50%        April, 2007           15
333 Earle Ovington Blvd, Mitchel Field, NY (b)            53,376           7.72%       August, 2007           25
810 Seventh Avenue, NY, NY                                82,100           7.73%       August, 2009           25
100 Wall Street, NY, NY                                   35,577           7.73%       August, 2009           25
6900 Jericho Turnpike, Syosset, NY                         7,289           8.07%         July, 2010           25
6800 Jericho Turnpike, Syosset, NY                        13,811           8.07%         July, 2010           25
580 White Plains Road, Tarrytown, NY                      12,583           7.86%    September, 2010           25
919 Third Ave, NY, NY (c)                                245,537          6.867%       August, 2011           30
110 Bi-County Blvd., Farmingdale, NY                       3,521          9.125%     November, 2012           20
One Orlando Center, Orlando, FL (d)                       38,067           6.82%     November, 2027           28
120 West 45th Street, NY, NY (d)                          63,763           6.82%     November, 2027           28
                                                     -----------
Total/Weighted Average                               $   734,134           7.26%
                                                     ===========

------------------------
     (a) Encompasses six Class A office properties
     (b) The Company has a 60% general partnership interest in this property and its proportionate share of the aggregate principal amount is approximately $32.0 million
     (c) The Company has a 51% membership interest in this property and its proportionate share of the aggregate principal amount is approximately $125.2 million
     (d) Subject to interest rate adjustment on November 1, 2004 to the greater of 8.82% per annum or the yield on non-callable U.S. treasury obligations with a term of fifteen years plus 2% per annum.

In addition, the Company has a 60% interest in an unconsolidated joint venture property. The Company's share of the mortgage debt at June 30, 2003 is approximately $8.2 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005 at which time the Company's share of the mortgage debt will be approximately $6.9 million.

4.       SENIOR UNSECURED NOTES

As of June 30, 2003, the Operating Partnership had outstanding approximately $499.4 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures by scheduled maturity date (dollars in thousands):

                                      FACE
                  ISSUANCE           AMOUNT     COUPON RATE      TERM         MATURITY
               --------------      ---------    -----------    --------    --------------
               March 26, 1999      $ 100,000       7.40%        5 years    March 15, 2004
                June 17, 2002      $  50,000       6.00%        5 years    June 15, 2007
               August 27, 1997     $ 150,000       7.20%       10 years    August 28, 2007
               March 26, 1999      $ 200,000       7.75%       10 years    March 15, 2009

Interest on the Senior Unsecured Notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates. In addition, the Senior Unsecured Notes issued on March 26, 1999 and June 17, 2002 were issued at aggregate discounts of $738,000 and $267,500, respectively. Such discounts are being amortized over the term of the Senior Unsecured Notes to which they relate.

5.       UNSECURED CREDIT FACILITY

The Company currently has a three year $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and Citicorp North America, Inc. and Wachovia Bank, National Association, as co-documentation agents. The Credit Facility matures in December 2005, contains options for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. In addition, borrowings under the Credit Facility are currently priced off LIBOR plus 90 basis points and the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership's unsecured credit rating the interest rates and facility fee are subject to change. The outstanding borrowings under the Credit Facility were $322.0 million at June 30, 2003.

The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At June 30, 2003, the Company had availability under the Credit Facility to borrow approximately an additional $178.0 million, subject to compliance with certain financial covenants.

6.       COMMERCIAL REAL ESTATE INVESTMENTS

As of June 30, 2003, the Company owned and operated 75 office properties (inclusive of eleven office properties owned through joint ventures) comprising approximately 13.6 million square feet, 104 industrial / R&D properties comprising approximately 6.9 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area.

The Company also owns approximately 313 acres of land in 12 separate parcels of which the Company can develop approximately 3.0 million square feet of office space and approximately 400,000 square feet of industrial / R&D space. The Company is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of June 30, 2003, the Company had invested approximately $112.1 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values. As of June 30, 2003, the Company has capitalized approximately $4.4 million related to real estate taxes, interest and other carrying costs related to these development projects.

During February 2003, the Company, through Reckson Construction Group, Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, New York and has been retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction closed on March 11, 2003 and development of the aforementioned office building has commenced. Net proceeds from the land sale of approximately $18.3 million were used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to Section 1031 of the Code and is included in prepaid expenses and other assets on the accompanying balance sheet. The Code allows for the deferral of taxes related to the gain attributable to the sale of property if such qualified identified replacement property is identified within 45 days and acquired within 180 days from the initial sale. The Company has identified certain properties and interests in properties for purposes of this exchange. In accordance with Statement No. 66, the Company has estimated its pre-tax gain on this land sale and build-to-suit transaction to be approximately $20.6 million of which $4.3 million and $10.1 million has been recognized during the three and six months ended June 30, 2003, respectively and is included in investment and other income on the accompanying statements of income. Approximately $10.5 million is estimated to be earned in future periods as the development progresses.

On May 22, 2003, the Company, through Reckson Construction Group, Inc., acquired two industrial redevelopment properties in Hauppauge, Long Island encompassing approximately 100,000 square feet for total consideration of approximately $6.5 million. This acquisition was financed from the sales proceeds being held by the previously referenced qualified intermediary and the properties acquired were identified, qualified replacement properties. If Reckson Construction Group, Inc. is unable to acquire additional qualified replacement properties or interests therein by September 7, 2003, a tax liability of approximately $5.2 million will result from the gain recognized on the sale proceeds received from the land sale to First Data.

On August 7, 2003, the Company acquired a ten story, 181,800 square foot Class A office property located in Stamford, Connecticut. This acquisition was financed, in part, through an advance under the Credit Facility of $21.6 million and the issuance of 465,845 Class C common units of limited partnership interest valued at $24.00 per unit.

The Company holds a $17.0 million interest in a note receivable which bears interest at 12% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, NY (the "Omni Note"). The Company currently owns a 60% majority partnership interest in Omni Partnership, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. The Company also holds three other notes receivable aggregating $36.5 million which bear interest at rates ranging from 10.5% to 12% per annum and are secured in part by a minority partner's preferred unit interest in the Operating Partnership, certain interest in real property and a personal guarantee (the "Other Notes" and collectively with the Omni Note, the "Note Receivable Investments"). As of June 30, 2003, management has made subjective assessments as to the underlying security value on the Company's Note Receivable Investments. These assessments indicated an excess of market value over carrying value related to the Company's Note Receivable Investments. Based on these assessments, the Company's management believes there is no impairment to the carrying value related to the Company's Note Receivable Investments. The Company also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Company's initial New York City portfolio acquisition. This property is cross collateralized under a $102 million mortgage note along with one of the Company's New York City buildings.

The Company also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV"), which it manages. The remaining 40% interest is owned by JAH Realties, L.P. Jon Halpern, the CEO and a director of HQ Global Workplaces, is a partner in JAH Realties, L.P. As of June 30, 2003, the 520JV had total assets of $20.1 million, a mortgage note payable of $12.3 million and other liabilities of $503,000. The Company's allocable share of the 520JV mortgage note payable is approximately $8.2 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. During the three months ended June 30, 2003, HQ Global Workplaces, a tenant of the 520JV surrendered approximately one-third of their premises. As a result, the 520JV incurred a write-off of $633,000 relating to its deferred rents receivable and incurred a net loss of approximately $497,000 and $362,000 for the three and six months ended June 30, 2003, respectively. The operating agreement of the 520JV requires joint decisions from all members on all significant operating and capital decisions including sale of the property, refinancing of the property's mortgage debt, development and approval of leasing strategy and leasing of rentable space. As a result of the decision-making participation relative to the operations of the property, the Company accounts for the 520JV under the equity method of accounting. In accordance with the equity method of accounting the Company's proportionate share of the 520JV loss was approximately $270,000 and $164,000 for the three and six months ended June 30, 2003, respectively.

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

During June 2003, the Board of Directors of the Company declared the following dividends on the Company's securities:

                                                                                                         ANNUALIZED
                             DIVIDEND /        RECORD               PAYMENT            THREE MONTHS      DIVIDEND /
      SECURITY             DISTRIBUTION         DATE                 DATE                  ENDED         DISTRIBUTION
      --------             ------------         ----                 ----                  -----         ------------
Class A common stock          $ .4246        July 7, 2003        July 18, 2003        June 30, 2003        $1.6984
Class B common stock          $ .6471       July 15, 2003        July 31, 2003        July 31, 2003        $2.5884
Series A preferred stock      $.476563      July 15, 2003        July 31, 2003        July 31, 2003        $1.9063
Series B preferred stock      $.553125      July 15, 2003        July 31, 2003        July 31, 2003        $2.2125


On June 30, 2003, the Company had issued and outstanding 9,915,313 shares of Class B Exchangeable Common Stock, par value $.01 per share (the "Class B common stock"). The dividend on the shares of Class B common stock is subject to adjustment annually based on a formula which measures increases or decreases in the Company's Funds From Operations, as defined, over a base year.

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

The Board of Directors of the Company has authorized the purchase of up to five million shares of the Company's Class A common stock and / or its Class B common stock. Transactions conducted on the New York Stock Exchange will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. During the six months ended June 30, 2003, under this buy-back program, the Company purchased 252,000 shares of Class A common stock at an average price of $18.01 per Class A share for an aggregate purchase price of approximately $4.5 million.

The following table sets forth the Company's historical activity under its current common stock buy-back program (dollars in thousands except per share data):

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

On June 30, 2003, the Company had issued and outstanding 8,834,500 shares of 7.625% Series A Convertible Cumulative Preferred Stock (the "Series A preferred stock"). The Series A preferred stock is redeemable by the Company on or after April 13, 2003 at a price of approximately $25.95 per share with such price decreasing, at annual intervals, to $25.00 per share over a five year period. In addition, the Series A preferred stock, at the option of the holder, is convertible at any time into the Company's Class A common stock at a price of $28.51 per share.

The Company currently has issued and outstanding two million shares of Series B Convertible Cumulative Preferred Stock (the "Series B preferred stock"). The Series B preferred stock is redeemable by the Company as follows: (i) on or after June 3, 2003 to and including June 2, 2004, at $25.50 per share and (ii) on or after June 3, 2004 and thereafter, at $25.00 per share. In addition, the Series B preferred stock, at the option of the holder, is convertible at any time into the Company's Class A common stock at a price of $26.05 per share. The Series B preferred stock currently accumulates dividends at a rate of 8.85% per annum.

On August 7, 2003, in conjunction with the Company's acquisition of a Class A office property located in Stamford, Connecticut (see Note 6), the Company issued 465,845 Class C common units of limited partnership interest. The Class C units will receive an annual distribution of $1.87 per unit, which amount will increase or decrease pro-rata based upon changes in the dividend paid on the Company's Class A common stock.

The Company had historically structured long term incentive programs ("LTIP") using restricted stock and stock loans. In July 2002, as a result of certain provisions of the Sarbanes Oxley legislation, the Company discontinued the use of stock loans in its LTIP. In connection with LTIP grants made prior to the enactment of the Sarbanes Oxley legislation the Company made stock loans to certain executive and senior officers to purchase 1,372,393 shares of its Class A common stock at market prices ranging from $18.44 per share to $27.13 per share. The stock loans were set to bear interest at the mid-term Applicable Federal Rate and were secured by the shares purchased. Such stock loans (including accrued interest) vest and are ratably forgiven each year on the anniversary of the grant date based upon vesting periods ranging from four to ten years based on continued service and in part on attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. Approximately $2.2 million of compensation expense was recorded for each of the six month periods ended June 30, 2003 and 2002, respectively, related to these LTIP. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

The outstanding stock loan balances due from executive and senior officers aggregated approximately $13.0 million and $17.0 million at June 30, 2003 and December 31, 2002, respectively, and have been included as a reduction of additional paid in capital on the accompanying consolidated balance sheets. Other outstanding loans to executive and senior officers at June 30, 2003 amounted to approximately $1.0 million related to life insurance contracts and approximately $2.0 million primarily related to tax payment advances on stock compensation awards made to non-executive officers.

In November 2002 and March 2003 an award of rights was granted to certain executive officers of the Company (the "2002 Rights" and "2003 Rights", respectively and collectively, the "Rights"). Each Right represents the right to receive, upon vesting, one share of Class A common stock if shares are then available for grant under one of the Company's stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights will vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights will be earned as of March 13, 2005 and will vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the Rights. The 2002 Rights aggregate 190,524 shares of the Company's Class A common stock and the 2003 Rights aggregate 60,760 shares of Class A common stock. During the three and six months ended June 30, 2003, the Company recorded approximately $209,000 and $425,000 of compensation expense, respectively, related to the Rights. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

In March 2003, the Company established a new LTIP for its executive and senior officers. The four-year plan has a core award which provides for annual stock based compensation based upon continued service and in part based on attaining certain annual performance measures. The plan also has a special outperformance award which provides for compensation to be earned at the end of a four year period if the Company attains certain four year cumulative performance measures. Amounts earned under the special outperformance award may be paid in cash or stock at the discretion of the Compensation Committee of the Board. Performance measures are based on total shareholder returns on a relative and absolute basis. On March 13, 2003, the Company made available 1,384,102 shares of its Class A common stock under its existing stock option plans in connection with the core award of this LTIP for twelve of its executive and senior officers. During May 2003, two of the Company's executive officers waived these awards under this LTIP in their entirety, which aggregated 277,778 shares or 20% of the core awards granted. In addition, the special outperformance awards of the LTIP were amended to increase the per share base price above which the four year cumulative return is measured from $18.00 to $22.40. With respect to the core award of this LTIP, the Company recorded approximately $1.3 million and $1.5 million of compensation expense for the three and six months ended June 30, 2003, respectively. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income. Further, no provision will be made for the special outperformance award of this LTIP until such time as achieving the requisite performance measures is determined to be probable.

Basic net income per share on the Company's Class A common stock was calculated using the weighted average number of shares outstanding of 48,000,995 and 50,775,300 for the three months ended June 30, 2003 and 2002, respectively, and 48,100,418 and 50,396,326 for the six months ended June 30, 2003 and 2002, respectively.

Basic net income per share on the Company's Class B common stock was calculated using the weighted average number of shares outstanding of 9,915,313 and 10,283,513 for the three and six months ended June 30, 2003 and 2002, respectively.

On May 29, 2003, the Board of Directors appointed Mr. Peter Quick as Lead Director and Chairman of the Nominating/Governance Committee. The
Nominating/Governance Committee as well as the Audit Committee and Compensation Committee are comprised solely of independent directors.

In addition, in May 2003, the Company revised its policy with respect to compensation of its independent directors to provide that a substantial portion of the independent director's compensation shall be in the form of Class A common stock of the Company. Such common stock may not be sold until such time as the director is no longer a member of the Company's Board.

The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted net income per weighted average common share and the computation of basic and diluted net income per weighted average share for the Company's Class A common stock (in thousands except for earnings per share data):

                                                                         Three Months Ended         Six Months Ended
                                                                             June 30,                  June 30,
                                                                       ---------------------     ---------------------
                                                                         2003         2002         2003         2002
                                                                       --------     --------     --------     --------
Numerator:
     Income before discontinued operations,  dividends to preferred
       shareholders and (income) allocated to Class B shareholders     $ 12,902     $ 19,160     $ 26,882     $ 40,425
     Discontinued  operations  (net of share  applicable to limited
       partners and Class B shareholders) .........................          --          101           --          256
     Dividends to preferred shareholders ..........................      (5,317)      (5,487)     (10,634)     (10,974)
     (Income) allocated to Class B common shareholders ............      (1,816)      (3,226)      (3,884)      (7,000)
                                                                       --------     --------     --------     --------
Numerator for basic and diluted earnings per Class A common share .    $  5,769     $ 10,548     $ 12,364     $ 22,707
                                                                       ========     ========     ========     ========
Denominator:
     Denominator for basic earnings per share - weighted average
                  Class A common shares ...........................      48,001       50,775       48,100       50,396
     Effect of dilutive securities:
            Common stock equivalents ..............................         117          390          118          363
                                                                       --------     --------     --------     --------
Denominator for diluted earnings per Class A common share -
     adjusted weighted average shares and assumed conversions .....      48,118       51,165       48,218       50,759
                                                                       ========     ========     ========     ========
Basic earnings per weighted average common share:
     Class A common ...............................................    $    .12     $    .21     $    .26     $    .44
     Gain on sales of depreciable real estate assets ..............          --           --           --          .01
     Discontinued operations ......................................          --           --           --           --
                                                                       --------     --------     --------     --------
     Net income per Class A common share ..........................    $    .12     $    .21     $    .26     $    .45
                                                                       ========     ========     ========     ========
Diluted earnings per weighted average common share:
     Class A common ...............................................    $    .12     $    .21     $    .26     $    .44
     Gain on sales of depreciable real estate assets ..............          --           --           --          .01
     Discontinued operations ......................................          --           --           --           --
                                                                       --------     --------     --------     --------
     Diluted net income per Class A common share ..................    $    .12     $    .21     $    .26     $    .45
                                                                       ========     ========     ========     ========


The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted net income per weighted average common share and the computation of basic and diluted net income per weighted average share for the Company's Class B common stock (in thousands except for earnings per share data):

                                                                Three Months Ended       Six Months Ended
                                                                      June 30,                June 30,
                                                                --------------------    --------------------
                                                                  2003        2002        2003        2002
                                                                --------    --------    --------   ---------
Numerator:
     Income before discontinued operations, dividends to
       preferred  shareholders and (income) allocated to
       Class A shareholders .................................   $ 12,902    $ 19,160    $ 26,882    $ 40,425
     Discontinued  operations (net of share  applicable to
       limited partners and Class A shareholders) ...........         --          31          --          80
     Dividends to preferred shareholders ....................     (5,317)     (5,487)    (10,634)    (10,974)
     (Income) allocated to Class A common shareholders ......     (5,769)    (10,447)    (12,364)    (22,451)
                                                                --------    --------    --------    --------
Numerator for basic earnings per Class B common share .......      1,816       3,257       3,884       7,080
Add back:
     Income allocated to Class A common shareholders ........      5,769      10,548      12,364      22,707
     Limited partner's  minority interest in the operating
       partnership ..........................................        874       1,663       1,870       3,597
                                                                --------    --------    --------    --------
Numerator for diluted earnings per Class B common share .....   $  8,459    $ 15,468    $ 18,118    $ 33,384
                                                                ========    ========    ========    ========
Denominator:
     Denominator for basic earnings per share-weighted
       average Class B common shares ........................      9,915      10,284       9,915      10,284
     Effect of dilutive securities:
       Weighted average Class A common shares outstanding ...     48,001      50,775      48,100      50,396
       Weighted average OP Units outstanding ................      7,276       7,500       7,276       7,504
       Common stock equivalents .............................        117         390         118         363
                                                                --------    --------    --------    --------
Denominator for diluted earnings per Class B common share-
   adjusted weighted average shares and assumed conversions .     65,309      68,949      65,409      68,547
                                                                ========    ========    ========    ========
Basic earnings per weighted average common share:
     Class B common .........................................   $    .18    $    .32    $    .39    $    .67
     Gain on sales of depreciable real estate assets ........         --          --          --         .01
     Discontinued operations ................................         --          --          --         .01
                                                                --------    --------    --------    --------
     Net income per Class B common share ....................   $    .18    $    .32    $    .39    $    .69
                                                                ========    ========    ========    ========
Diluted earnings per weighted average common share:
     Class B common .........................................   $    .13    $    .22    $    .28    $    .49
     Gain on sales of depreciable real estate assets ........         --          --          --          --
     Discontinued operations ................................         --          --          --          --
                                                                --------    --------    --------    --------
     Diluted net income per Class B common share ............   $    .13    $    .22    $    .28    $    .49
                                                                ========    ========    ========    ========

8. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (IN THOUSANDs)

                                                                           SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                        ---------------------
                                                                          2003          2002
                                                                        -------       -------
      Cash paid during the period for interest.....................     $47,304       $45,817
                                                                        =======       =======
      Interest capitalized during the period.......................     $ 3,675       $ 4,406
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

The following table sets forth the components of the Company's revenues and expenses and other related disclosures for the three months ended June 30, 2003 and 2002 (in thousands):

                                                                            Three months ended
                                             --------------------------------------------------------------------------------
                                                         June 30, 2003                                June 30, 2002
                                             ---------------------------------------   --------------------------------------
                                               Core                     CONSOLIDATED     Core                    CONSOLIDATED
                                             Portfolio      Other          TOTALS      Portfolio      Other         TOTALS
                                             ----------   ----------    ----------     ----------   ----------    ----------
REVENUES:

Base rents, tenant
  escalations and reimbursements .........   $  120,497   $    2,007    $  122,504     $  120,819   $    2,110    $  122,929
Other income (loss) ......................        1,117        3,791         4,908            141        1,708         1,849
                                             ----------   ----------    ----------     ----------   ----------    ----------
Total Revenues ...........................      121,614        5,798       127,412        120,960        3,818       124,778
                                             ----------   ----------    ----------     ----------   ----------    ----------
EXPENSES:
Property operating expenses ..............       45,556        1,012        46,568         39,882        1,549        41,431
Marketing, general and administrative ....        4,582        4,808         9,390          4,628        3,022         7,650
Interest .................................       12,805       10,091        22,896         12,990        9,134        22,124
Depreciation and amortization ............       28,373        1,530        29,903         25,636        2,200        27,836
                                             ----------   ----------    ----------     ----------   ----------    ----------
Total Expenses ...........................       91,316       17,441       108,757         83,136       15,905        99,041
                                             ----------   ----------    ----------     ----------   ----------    ----------
Income (loss) before minority
  interests, preferred dividends and
  distributions, equity (loss) in
  earnings of real estate joint
  ventures and service companies,
  gain on sales of depreciable real estate
  assets and discontinued operations .....   $   30,298   $  (11,643)   $   18,655     $   37,824   $  (12,087)   $   25,737
                                             ==========   ==========    ==========     ==========   ==========    ==========
Total Assets .............................   $2,673,194   $  227,800    $2,900,994     $2,693,174   $  220,826    $2,914,000
                                             ==========   ==========    ==========     ==========   ==========    ==========


The following table sets forth the components of the Company's revenues and expenses and other related disclosures for the six months ended June 30, 2003 and 2002 (in thousands):

                                                                              Six months ended
                                             --------------------------------------------------------------------------------
                                                         June 30, 2003                                June 30, 2002
                                             ---------------------------------------   --------------------------------------
                                               Core                     CONSOLIDATED     Core                    CONSOLIDATED
                                             Portfolio      Other          TOTALS      Portfolio      Other         TOTALS
                                             ----------   ----------    ----------     ----------   ----------    ----------
REVENUES:
Base rents, tenant
  escalations and reimbursements ....        $242,338     $  3,607      $245,945       $240,216     $  4,417      $244,633
Other income (loss) .................           1,877       10,350        12,227            556        3,383         3,939
                                             --------     --------      --------       --------     --------      --------
Total Revenues ......................         244,215       13,957       258,172        240,772        7,800       248,572
                                             --------     --------      --------       --------     --------      --------
EXPENSES:
Property operating expenses .........          92,546        1,856        94,402         80,985        2,341        83,326
Marketing, general and administrative           9,248        8,401        17,649          9,188        5,557        14,745
Interest ............................          25,564       20,182        45,746         25,954       17,166        43,120
Depreciation and amortization .......          58,758        3,129        61,887         50,027        3,739        53,766
                                             --------     --------      --------       --------     --------      --------
Total Expenses ......................         186,116       33,568       219,684        166,154       28,803       194,957
                                             --------     --------      --------       --------     --------      --------
Income (loss) before minority
  interests, preferred dividends
  and distributions, equity (loss)
  in earnings of real estate joint
  ventures and service companies,
  gain on sales of depreciable real
  estate assets and discontinued
  operations ........................        $ 58,099     $(19,611)     $ 38,488       $ 74,618     $(21,003)     $ 53,615
                                             ========     ========      ========       ========     ========      ========


10.      RELATED PARTY TRANSACTIONS

In connection with the IPO, the Company was granted ten year options to acquire ten properties (the "Option Properties") which are either owned by certain Rechler family members who are also executive officers of the Company, or in which the Rechler family members own a non-controlling minority interest at a price based upon an agreed upon formula. In years prior to 2001, one Option Property was sold by the Rechler family members to a third party and four of the Option Properties were acquired by the Company for an aggregate purchase price of approximately $35 million, which included the issuance of approximately 475,000 OP Units valued at approximately $8.8 million. Currently, certain Rechler family members retain their equity interests in the five remaining Option Properties (the "Remaining Option Properties") which were not contributed to the Company as part of the IPO. Such options provide the Company the right to acquire fee interest in two of the Remaining Option Properties and the Rechler's minority interests in three Remaining Option Properties. During May 2003, the Independent Directors approved the exercise by the Company of its option to acquire the Rechler's fee interest in two of the Remaining Option Properties (225 Broad Hollow Road and 593 Acorn Street) and to provide customary tax protection from the sale or disposition of these properties by the Company for a five-year period. In addition, the Rechler family members agreed to extend the term of the three remaining unexercised options for an additional two years. Both of the properties are located on Long Island and aggregate approximately 228,000 square feet. Aggregate consideration to acquire the two Remaining Option Properties is approximately $22.1 million which includes the assumption of approximately $19.0 million of mortgage notes payable, of which the Company anticipates to prepay or retire approximately $6.1 million, and the issuance of approximately 145,000 OP Units. The Company anticipated acquiring these two Remaining Option Properties in July 2003 but has since determined to defer such purchases while it evaluates the effect on the Company of exercising these options in relation to certain other acquisition and disposition opportunities that have arisen.

As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Code. These services are currently provided by the Service Companies in which, as of September 30, 2002, the Operating Partnership owned a 97% non-controlling interest. An entity which is substantially owned by certain Rechler family members who are also executive officers of the Company owned a 3% controlling interest in the Service Companies. In order to minimize the potential for corporate conflicts of interests which became possible as a result of changes to the Code that permit REITs to own 100% of taxable REIT subsidiaries, the Independent Directors of the Company approved the purchase by the Operating Partnership of the remaining 3% interests in the Service Companies. On October 1, 2002, the Operating Partnership acquired such 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. Such amount was less than the total amount of capital contributed by the Rechler family members. As a result of the acquisition of the remaining interests in the Service Companies, the Operating Partnership commenced consolidating the operations of the Service Companies. During the six months ended June 30, 2003, Reckson Construction Group, Inc. billed approximately $231,000, of market rate services and Reckson Management Group, Inc. billed approximately $140,000 of market rate management fees to the Remaining Option Properties. In addition, for the six months ended June 30, 2003, Reckson Construction Group, Inc. performed market rate services, aggregating approximately $124,000, for a property in which certain executive officers of the Company maintain an equity interest.

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

A company affiliated with an Independent Director of the Company leases 15,566 square feet in a property owned by the Company at an annual base rent of approximately $431,500. Reckson Strategic Venture Partners, LLC ("RSVP") leased 5,144 square feet in one of the Company's joint venture properties at an annual base rent of approximately $176,000. On June 15, 2003, this lease was mutually terminated and RSVP vacated the premises.

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine") and RSVP. RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies outside the Company's core office and industrial / R&D focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of June 30, 2003 approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of June 30, 2003 interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million. RSVP retained the services of two managing directors to manage RSVP's day-to-day operations. Prior to the spin off of FrontLine, the Company guaranteed certain salary provisions of their employment agreements with RSVP Holdings, LLC, RSVP's common member. The term of these employment agreements is seven years commencing March 5, 1998 provided however, the term may be earlier terminated after five years upon certain circumstances. The salary for each managing director is $1 million in the first five years and $1.6 million in years six and seven.

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

As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million which was reassessed with no change by management as of June 30, 2003. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet.

On or about April 29, 2003, RSVP entered into agreements regarding the restructuring of its capital structure and arrangements with its management. In connection with such restructuring, RSVP transferred $41 million in cash which comprised certain un-invested capital and proceeds from the sale of certain of the privatization assets and the assets that comprised its parking investments valued at approximately $28.5 million to the preferred equity holders in RSVP. In addition, RSVP agreed to redeem the preferred equity holders' interests for an additional $95.8 million in cash, subject to a financing contingency. Funds required for RSVP to complete the redemption transaction are anticipated to be available from sales of the remaining privatization assets, sales of the medical office assets and proceeds from a third party financing. RSVP also agreed to restructure its relationship with its current managing directors, conditioned upon the redemption of the preferred equity interests, whereby a management company formed by the managing directors will be retained to manage RSVP. RSVP will enter into a management agreement that will provide for an annual base management fee, and disposition fees equal to 2% of the net proceeds received by RSVP on asset sales. (The base fee and disposition fees together being subject to a maximum amount over the term of the agreement of $7.5 million.) In addition, the managing directors will retain a subordinate residual interest in RSVP's assets. The management agreement will have a three-year term, subject to early termination in the event of the disposition of all of the assets of RSVP. As a result of this new arrangement, the employment contracts of the managing directors will be terminated. RSVP is currently negotiating with a lender to provide a portion of the proceeds needed to complete the restructuring transaction. There can be no assurance that any of the foregoing pending transactions will be completed. In the event that the redemption of the preferred does not close, all parties rights shall remain unaffected, including the rights relating to a dispute between common and preferred members over certain provisions of the RSVP operating agreement.

Both the FrontLine Facility and the RSVP Facility terminated on June 15, 2003, are unsecured and advances thereunder are recourse obligations of FrontLine. Notwithstanding the valuation reserve, under the terms of the credit facilities, interest accrues on the FrontLine Loans at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that are outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. In March 2001, the credit facilities were amended to provide that (i) interest is payable only at maturity and (ii) the Company may transfer all or any portion of its rights or obligations under the credit facilities to its affiliates. The Company requested these changes as a result of changes in REIT tax laws. As a result of FrontLine's default under the FrontLine Loans, interest on borrowings thereunder accrue at default rates ranging between 13% and 14.5% per annum.

Scott H. Rechler, who serves as Co-Chief Executive Officer and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP.

11.      COMMITMENTS AND CONTINGENCIES

HQ Global Workplaces, Inc. ("HQ"), one of the largest providers of flexible officing solutions in the world and which is controlled by FrontLine, currently operates eight (formerly eleven) executive office centers in the Company's properties, two of which are held through joint ventures. The leases under which these office centers operate expire between 2008 and 2011, encompass approximately 160,600 square feet and have current contractual annual base rents of approximately $3.8 million. On March 13, 2002, as a result of experiencing financial difficulties, HQ voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As of June 30, 2002, HQ's leases with the Company were in default. Further, the Bankruptcy Court has (i) granted HQ's petition to reject three of its leases with the Company, one of which is held through the 919JV and (ii) modify the terms of the lease, which is held through the 520JV. Two of the three rejected leases were held through wholly owned entities, aggregated approximately 23,900 square feet and were rejected in March 2002. The Company has since re-leased 100% of the space related to these two rejected leases. The third rejected lease held through the 919JV aggregated approximately 31,000 square feet and was to provide for contractual base rents of approximately $1.9 million for the 2003 calendar year. With respect to the lease held through the 520JV, HQ surrendered approximately 10,500 square feet, or one-third of the total leased premises, to the Company. The restructured lease provides for initial base rent of $23.25 per foot and is scheduled to expire in 2011. Of the surrendered space, approximately 6,500 square feet has been released at $18.50 per foot to an existing tenant in the 520JV and is scheduled to expire in 2010. Pursuant to the bankruptcy filing, HQ has been paying current rental charges under its leases with the Company, other than under the three rejected leases. The Company is in negotiation to restructure two of the leases and leave the terms of the remaining five leases unchanged. All negotiations with HQ are conducted by a committee designated by the Board and chaired by an independent director. There can be no assurance as to whether any deal will be consummated with HQ or if HQ will affirm or reject any or all of its remaining leases with the Company. As a result of the foregoing, the Company has currently established reserves of approximately $428,000 (net of minority partners' interests and including the Company's share of unconsolidated joint venture interest), or 85%, of the amounts due from HQ as of June 30, 2003.

WorldCom/MCI and its affiliates ("WorldCom"), a telecommunications company, which leased approximately 527,000 square feet in thirteen of the Company's properties located throughout the Tri-State Area voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on July 21, 2002. The Bankruptcy Court granted WorldCom's petition to reject four of its leases with the Company. The four rejected leases aggregated approximately 282,000 square feet and were to provide for contractual base rents of approximately $7.2 million for the 2003 calendar year. All of WorldCom's leases are current on base rental charges through August 31, 2003, other than under the four rejected leases and the Company currently holds approximately $300,000 in security deposits relating to the non-rejected leases. The Company has reached an agreement with WorldCom to restructure the remaining WorldCom leases, which is subject to approval of the Bankruptcy Court. There can be no assurance as to whether any deal will be consummated with WorldCom or if WorldCom will affirm or reject any or all of its remaining leases with the Company.

As of June 30, 2003, WorldCom occupied approximately 245,000 square feet of office space with aggregate annual base rental revenues of approximately $4.1 million, or 1.1% of the Company's total 2003 annualized rental revenue based on base rental revenue earned on a consolidated basis.

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

During the three and six months ended June 30, 2003, the Company incurred approximately $1.6 million and $3.6 million of bad debt expense, respectively, related to tenant receivables and deferred rents receivable which accordingly reduced total revenues and reported net income during the period.

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

As of June 30, 2003, the Company owned and operated 75 office properties (inclusive of eleven office properties owned through joint ventures) comprising approximately 13.6 million square feet, 104 industrial / R&D properties comprising approximately 6.9 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area.

The Company also owns approximately 313 acres of land in 12 separate parcels of which the Company can develop approximately 3.0 million square feet of office space and approximately 400,000 square feet of industrial / R&D space. The Company is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of June 30, 2003, the Company had invested approximately $112.1 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values. As of June 30, 2003, the Company has capitalized approximately $2.4 million related to real estate taxes, interest and other carrying costs related to these development projects.

During February 2003, the Company, through Reckson Construction Group, Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, New York and has been retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction closed on March 11, 2003 and development of the aforementioned office building has commenced. Net proceeds from the land sale of approximately $18.3 million were used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code") and is included in prepaid expenses and other assets on the Company's balance sheet. The Code allows for the deferral of taxes related to the gain attributable to the sale of property if such qualified identified replacement property is identified within 45 days and acquired within 180 days from the initial sale. The Company has identified certain properties and interests in properties for purposes of this exchange. In accordance with Statement No. 66, the Company has estimated its pre-tax gain on this land sale and build-to-suit transaction to be approximately $20.6 million of which $4.3 million and $10.1million has been recognized during the three and six months ended June 30, 2003, respectively and is included in investment and other income on the Company's statements of income. Approximately $10.5 million is estimated to be earned in future periods as the development progresses.

On May 22, 2003, the Company, through Reckson Construction Group, Inc., acquired two industrial redevelopment properties in Hauppauge, Long Island and the properties acquired were identified qualified replace encompassing approximately 100,000 square feet for total consideration of approximately $6.5 million. This acquisition was financed from the sales proceeds being held by the previously referenced qualified intermediary and the properties acquired were identified, qualified replacement properties. If Reckson Construction Group, Inc. is unable to acquire additional qualified replacement properties or interests therein by September 7, 2003, a tax liability of approximately $5.2 million will result from the gain recognized on the sale proceeds received from the land sale to First Data.

On August 7, 2003, the Company acquired a ten story, 181,800 square foot Class A office property located in Stamford, Connecticut. This acquisition was financed, in part, through an advance under the Credit Facility of $21.6 million and the issuance of 465,845 Class C common units of limited partnership interest valued at $24.00 per unit.

The Company holds a $17.0 million interest in a note receivable, which bears interest at 12% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, NY (the "Omni Note"). The Company currently owns a 60% majority partnership interest in Omni Partnership, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. The Company also holds three other notes receivable aggregating $36.5 million which bear interest at rates ranging from 10.5% to 12% per annum and are secured in part by a minority partner's preferred unit interest in the Operating Partnership, certain interest in real property and a personal guarantee (the "Other Notes" and collectively with the Omni Note, the "Note Receivable Investments"). As of June 30, 2003, management has made subjective assessments as to the underlying security value on the Company's Note Receivable Investments. These assessments indicated an excess of market value over carrying value related to the Company's Note Receivable Investments. Based on these assessments, the Company's management believes there is no impairment to the carrying value related to the Company's Note Receivable Investments. The Company also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Company's initial New York City portfolio acquisition. This property is cross collateralized under a $102 million mortgage note along with one of the Company's New York City buildings.

The Company also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV"), which it manages - the remaining 40% interest is owned by JAH Realties L.P. Jon Halpern, the CEO and a director of HQ Global Workplaces, is a partner in JAH Realties, L.P. As of June 30, 2003, the 520JV had total assets of $20.1 million, a mortgage note payable of $12.3 million and other liabilities of $503,000. The Company's allocable share of the 520JV mortgage note payable is approximately $8.2 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. During the three months ended June 30, 2003, HQ Global Workplaces, a tenant of the 520JV surrendered approximately one-third of their premises. As a result, the 520JV incurred a write-off of $633,000 relating to its deferred rents receivable and incurred a net loss of approximately $497,000 and $362,000 for the three and six months ended June 30, 2003, respectively. The operating agreement of the 520JV requires joint decisions from all members on all significant operating and capital decisions including sale of the property, refinancing of the property's mortgage debt, development and approval of leasing strategy and leasing of rentable space. As a result of the decision-making participation relative to the operations of the property, the Company accounts for the 520JV under the equity method of accounting. In accordance with the equity method of accounting the Company's proportionate share of the 520JV loss was approximately $270,000 and $164,000 for the three and six months ended June 30, 2003, respectively.

In connection with the IPO, the Company was granted ten year options to acquire ten properties (the "Option Properties") which are either owned by certain Rechler family members who are also executive officers of the Company, or in which the Rechler family members own a non-controlling minority interest at a price based upon an agreed upon formula. In years prior to 2001, one Option Property was sold by the Rechler family members to a third party and four of the Option Properties were acquired by the Company for an aggregate purchase price of approximately $35 million, which included the issuance of approximately 475,000 OP Units valued at approximately $8.8 million. Currently, certain Rechler family members retain their equity interests in the five remaining Option Properties (the "Remaining Option Properties") which were not contributed to the Company as part of the IPO. Such options provide the Company the right to acquire fee interest in two of the Remaining Option Properties and the Rechler's minority interests in three Remaining Option Properties. During May 2003, the Independent Directors approved the exercise by the Company of its option to acquire the Rechler's fee interest in two of the Remaining Option Properties (225 Broad Hollow Road and 593 Acorn Street) and to provide customary tax protection from the sale or disposition of these properties by the Company for a five-year period. In addition, the Rechler family members agreed to extend the term of the three remaining unexercised options for an additional two years. Both of the properties are located on Long Island and aggregate approximately 228,000 square feet. Aggregate consideration to acquire the two Remaining Option Properties is approximately $22.1 million which includes the assumption of approximately $19.0 million of mortgage notes payable, of which the Company anticipates to prepay or retire approximately $6.1 million, and the issuance of approximately 145,000 OP Units. The Company anticipated acquiring these two Remaining Option Properties in July 2003 but has since determined to defer such purchases while it evaluates the effect on the Company of exercising these options in relation to certain other acquisition and disposition opportunities that have arisen.

As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Code. These services are currently provided by the Service Companies in which, as of September 30, 2002 the Operating Partnership owned a 97% non-controlling interest. An entity which is substantially owned by certain Rechler family members who are also executive officers of the Company owned a 3% controlling interest in the Service Companies. In order to minimize the potential for corporate conflicts of interests which became possible as a result of changes to the Code that permit REITs to own 100% of taxable REIT subsidiaries, the Independent Directors of the Company approved the purchase by the Operating Partnership of the remaining 3% interests in the Service Companies. On October 1, 2002, the Operating Partnership acquired such 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. Such amount was less than the total amount of capital contributed by the Rechler family members. As a result of the acquisition of the remaining interests in the Service Companies, the Operating Partnership commenced consolidating the operations of the Service Companies. During the six months ended June 30, 2003, Reckson Construction Group, Inc. billed approximately $231,000 of market rate services and Reckson Management Group, Inc. billed approximately $140,000 of market rate management fees to the Remaining Option Properties. In addition, for the six months ended June 30, 2003, Reckson Construction Group, Inc. performed market rate services, aggregating approximately $124,000, for a property in which certain executive officers of the Company maintain an equity interest.

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

A company affiliated with an Independent Director of the Company leases 15,566 square feet in a property owned by the Company at an annual base rent of approximately $431,500. Reckson Strategic Venture Partners, LLC ("RSVP") leased 5,144 square feet in one of the Company's joint venture properties at an annual base rent of approximately $176,000. On June 15, 2003, this lease was mutually terminated and RSVP vacated the premises.

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

The total market capitalization of the Company at June 30, 2003 was approximately $3.1billion. The Company's total market capitalization is based on the sum of (i) the market value of the Company's Class A common stock and common units of limited partnership interest in the Operating Partnership ("OP Units") (assuming conversion) of $20.86 per share/unit (based on the closing price of the Company's Class A common stock on June 30, 2003), (ii) the market value of the Company's Class B common stock of $21.30 per share (based on the closing price of the Company's Class B common stock on June 30, 2003), (iii) the liquidation preference value of the Company's Series A preferred stock and Series B preferred stock of $25 per share, (iv) the liquidation preference value of the Operating Partnership's preferred units of $1,000 per unit and (v) the approximately $1.4 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) of debt outstanding at June 30, 2003. As a result, the Company's total debt to total market capitalization ratio at June 30, 2003 equaled approximately 46.2%.

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine") and RSVP. RSVP is a real estate venture capital fund, which invests primarily in real estate and real estate, operating companies outside the Company's core office and industrial / R&D focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of June 30, 2003, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of June 30, 2003, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million. RSVP retained the services of two managing directors to manage RSVP's day to day operations. Prior to the spin off of FrontLine, the Company guaranteed certain salary provisions of their employment agreements with RSVP Holdings, LLC, RSVP's common member. The term of these employment agreements is seven years commencing March 5, 1998 provided however, the term may be earlier terminated after five years upon certain circumstances. The salary for each managing director is $1 million in the first five years and $1.6 million in years six and seven.

The following table sets forth the Company's invested capital (before valuation reserves) in RSVP controlled (REIT-qualified) joint ventures and amounts, which were advanced under the RSVP Commitment to FrontLine, for its investment in RSVP controlled investments (in thousands):

                                  RSVP controlled       Amounts
                                  joint ventures       advanced       Total
                                 ----------------   -------------  -----------
      Privatization                  $ 21,480         $  3,520      $ 25,000
      Student Housing                  18,086            3,935        22,021
      Medical Offices                  20,185               --        20,185
      Parking                              --            9,091         9,091
      Resorts                              --            8,057         8,057
      Net leased retail                    --            3,180         3,180
      Other assets and overhead            --           21,598        21,598
                                     --------         --------      --------
                                     $ 59,751         $ 49,381      $109,132
                                     ========         ========      ========

Included in these investments is approximately $9.6 million of cash that has been contributed to the respective RSVP controlled joint ventures or advanced under the RSVP Commitment to FrontLine and is being held, along with cash from the preferred investors.

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

As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million, which was reassessed with no change by management as of June 30, 2003. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet.

On or about April 29, 2003, RSVP entered into agreements regarding the restructuring of its capital structure and arrangements with its management. In connection with such restructuring, RSVP transferred $41 million in cash which comprised certain un-invested capital and proceeds from the sale of certain of the privatization assets and the assets that comprised its parking investments valued at approximately $28.5 million to the preferred equity holders in RSVP. In addition, RSVP agreed to redeem the preferred equity holders' interests for an additional $95.8 million in cash, subject to a financing contingency. Funds required for RSVP to complete the redemption transaction are anticipated to be available from sales of the remaining privatization assets, sales of the medical office assets and proceeds from a third party financing. RSVP also agreed to restructure its relationship with its current managing directors, conditioned upon the redemption of the preferred equity interests, whereby a management company formed by the managing directors will be retained to manage RSVP. RSVP will enter into a management agreement that will provide for an annual base management fee, and disposition fees equal to 2% of the net proceeds received by RSVP on asset sales. (The base fee and disposition fees together being subject to a maximum amount over the term of the agreement of $7.5 million.) In addition, the managing directors will retain a subordinate residual interest in RSVP's assets. The management agreement will have a three-year term, subject to early termination in the event of the disposition of all of the assets of RSVP. As a result of this new arrangement, the employment contracts of the managing directors will be terminated. RSVP is currently negotiating with a lender to provide a portion of the proceeds needed to complete the restructuring transaction. There can be no assurance that any of the foregoing pending transactions will be completed. In the event that the redemption of the preferred does not close, all parties rights shall remain unaffected, including the rights relating to a dispute between common and preferred members over certain provisions of the RSVP operating agreement.

Both the FrontLine Facility and the RSVP Facility terminated on June 15, 2003, are unsecured and advances thereunder are recourse obligations of FrontLine. Notwithstanding the valuation reserve, under the terms of the credit facilities, interest accrues on the FrontLine Loans at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that are outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. In March 2001, the credit facilities were amended to provide that (i) interest is payable only at maturity and (ii) the Company may transfer all or any portion of its rights or obligations under the credit facilities to its affiliates. The Company requested these changes as a result of changes in REIT tax laws. As a result of FrontLine's default under the FrontLine Loans, interest on borrowings thereunder accrue at default rates ranging between 13% and 14.5% per annum.

Scott H. Rechler, who serves as Co-Chief Executive Officer and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP.

RESULTS  OF OPERATIONS

Three months ended June 30, 2003 as compared to the three months ended June 30, 2002:

Property operating revenues which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") decreased by approximately $425,000 for the three months ended June 30, 2003 as compared to the 2002 period. The change in Property Operating Revenues is attributable to a decrease in certain property occupancy rates and decreases in rental rates in certain "same store" properties amounting to approximately $3.0 million. These decreases were offset by built-in rent increases and escalation increases in certain of our leases of approximately $2.6 million.

Investment and other income increased by $3.1 million. This increase is primarily attributable to the gain recognized on the First Data land sale and build-to-suit transaction of approximately $4.3 million. This increase in investment and other income was offset by decreases in income generated by the Service Companies.

Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $5.1 million or 12.4% for the three months ended June 30, 2003 as compared to the 2002 period. This increase includes a $3.2 million increase in property operating expenses and a $1.9 million increase in real estate taxes. Included in the $3.2 million of property operating expense increase is $1.0 million attributable to increases in insurance costs. The insurance cost increase is primarily attributable to the added cost of terrorism insurance for our properties and a significant increase in our liability insurance costs. The increase in insurance costs were caused by implications of the events which occurred on September 11, 2001. The increase in real estate taxes are attributable to the significant increase levied by certain municipalities, particularly in New York City and Nassau County, New York which are experiencing severe fiscal budget issues. Also included in the property operating expense increase is approximately 892,000 of increased utility and snow removal costs which resulted in part to energy rate increases and continued inclement weather in the Northeast during the Spring months.

Gross Operating Margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the three months ended June 30, 2003 and 2002 were 62.0% and 66.3%, respectively. The decrease in Gross Operating Margins is primarily attributable to decreases in average occupancy of the portfolio and also as a result of increased Property Expenses specifically relating to insurance costs, real estate taxes and utilities and snow removal costs.

Marketing, general and administrative expenses increased by approximately $1.7 million for the three months ended June 30, 2003 as compared to the 2002 period. The increase is in part attributable to increased compensation costs including compensation costs associated with the Company's long term incentive programs which commenced in March 2003 and amounted to approximately $1.3 million for the three months ended June 30, 2003. The Company also incurred an increase of property related marketing costs to lease space which amounted to approximately $300,000 and increased costs related to director and officer's insurance and director fees of $347,000 for the three months ended June 30, 2003. Marketing, general and administrative expenses, as a percentage of total revenues were, 7.4% for the three months ended June 30, 2003 as compared to 6.1% for the 2002 period. The Company capitalized approximately $1.3 million of marketing, general and administrative expenses for each of the three-month periods ended June 30, 2003 and 2002. These costs relate to leasing, construction and development activities, which are performed by the Company and its subsidiaries.

Interest expense increased by approximately $772,000 for the three months ended June 30, 2003 as compared to the 2002 period. The increase includes $637,000 of interest on the Operating Partnership's $50 million, five-year senior unsecured notes issued on June 17, 2002. In addition, the increase includes approximately $346,000, which is attributable to an increase in the weighted average balance outstanding on the Company's unsecured credit facility. The weighted average balance outstanding was $319.9 million for the three months ended June 30, 2003 as compared to $218.1 million for the three months ended June 30, 2002. These increases were offset by a decrease of approximately $221,000 in mortgage note payable interest expense.

Six months ended June 30, 2003 as compared to the six months ended June 30, 2002:

Property Operating Revenues increased by approximately $1.3 million for the six months ended June 30, 2003 as compared to the 2002 period. The change in Property Operating Revenues is attributable to built-in rent increases and escalation increases in certain of our leases of approximately $6.3 million and $3.4 million attributable to lease up of newly developed and redeveloped properties. These increases were offset by approximately $8.4 million related to decreases in certain property occupancy rates, decreases in rental rates and increases in bad debts related to tenant receivables and deferred rents receivable.

Investment and other income increased by $8.3 million. This increase is primarily attributable to the gain recognized on the First Data land sale and build-to-suit transaction of approximately $10.1 million. This increase in investment and other income was offset by decreases in income generated by the Service Companies.

Property Operating Expenses increased by $11.1 million or 13.3% for the six months ended June 30, 2003 as compared to the 2002 period. This increase includes a $7.5 million increase in property operating expenses and a $3.6 million increase in real estate taxes. Included in the $7.5 million of property operating expense increase is $2.4 million attributable to increases in insurance costs. The insurance cost increase is primarily attributable to the added cost of terrorism insurance for our properties and a significant increase in our liability insurance costs. The increase in insurance costs were caused by implications of the events which occurred on September 11, 2001. The increase in real estate taxes are attributable to the significant increase levied by certain municipalities, particularly in New York City and Nassau County, New York which are experiencing severe fiscal budget issues. Also included in the property operating expense increase is approximately $3.3 million of increased utility and snow removal costs which resulted in part to rate increases and continued inclement weather in Northeast during the Spring months. To a lesser extent, cleaning costs increased by approximately $550,000 due to inflationary/contractual increases and property related marketing costs increased by approximately $334,000 resulting from a decrease in overall occupancy.

Gross Operating Margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the six months ended June 30, 2003 and 2002 were 61.6% and 65.9%, respectively. The decrease in Gross Operating Margins is primarily attributable to decreases in average occupancy of the portfolio and also as a result of increased Property Expenses specifically relating to insurance costs, real estate taxes and utilities and snow removal costs.

Marketing, general and administrative expenses increased by approximately $2.9 million for the six months ended June 30, 2003 as compared to the 2002 period. The increase is in part attributable to increased compensation costs including compensation costs associated with the Company's long term incentive programs which commenced in March 2003 and amounted to approximately $1.5 million for the six months ended June 30, 2003. Marketing, general and administrative expenses, as a percentage of total revenues were, 6.8% for the six months ended June 30, 2003 as compared to 5.9% for the 2002 period. The Company capitalized approximately $2.4 million of marketing, general and administrative expenses for the six months ended June 30, 2003 as compared to $2.6 million for the 2002 period. These costs relate to leasing, construction and development activities, which are performed by the Company and its subsidiaries.

Interest expense increased by approximately $2.6 million for the six months ended June 30, 2003 as compared to the 2002 period. The increase includes $1.4 million of interest on the Operating Partnership's $50 million, five-year senior unsecured notes issued on June 17, 2002. The increase is also affected by the reduction in capitalized interest expense of $731,000 attributable to a decrease in the level of development projects. In addition, the increase includes approximately $879,000 which is attributable to an increase in the weighted average balance outstanding on the Company's unsecured credit facility. The weighted average balance outstanding was $303.0 million for the six months ended June 30, 2003 as compared to $211.8 million for the six months ended June 30, 2002. These increases were offset by a decrease of approximately $431,000 in mortgage note payable interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and non-incremental capital expenditures, excluding incremental capital expenditures of the Company. The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operating activities along with its unsecured credit facility described below. The credit facility contains several financial covenants with which the Company must be in compliance in order to borrow funds thereunder. During certain quarterly periods, the Company may incur significant leasing costs as a result of increased market demands from tenants and high levels of leasing transactions that result from the re-tenanting of scheduled expirations or early terminations of leases. As a result, during these periods the Company's cash flow from operating activities may not be sufficient to pay 100% of the quarterly dividends due on its common stock. To meet the short-term funding requirements relating to these leasing costs, the Company may use proceeds of property sales or borrowings under its credit facility. The Company expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt and equity securities of the Company. There can be no assurance that there will be adequate demand for the Company's equity at the time or at the price in which the Company desires to raise capital through the sale of additional equity. In addition, when valuations for commercial real estate properties are high, the Company will seek to sell certain land inventory to realize value and profit created. The Company will then seek opportunities to reinvest the capital realized from these dispositions back into value-added assets in the Company's core Tri-State Area markets, as well as pursue its stock repurchase program. The Company will refinance existing mortgage indebtedness, senior unsecured notes or indebtedness under its credit facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Company anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings, equity offerings and proceeds from sales of land, will be adequate to meet the capital and liquidity requirements of the Company in both the short and long-term.

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

The Company currently has a three year $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and Citicorp North America, Inc. and Wachovia Bank, National Association, as co-documentation agents. The Credit Facility matures in December 2005, contains options for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. In addition, borrowings under the Credit Facility are currently priced off LIBOR plus 90 basis points and the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership's unsecured credit rating the interest rates and facility fee are subject to change. The outstanding borrowings under the Credit Facility were $322.0 million at June 30, 2003.

The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At June 30, 2003, the Company had availability under the Credit Facility to borrow approximately an additional $178.0 million, subject to compliance with certain financial covenants.

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

On June 30, 2003, the Company had issued and outstanding 9,915,313 shares of Class B Exchangeable Common Stock, par value $.01 per share (the "Class B common stock"). The dividend on the shares of Class B common stock is subject to adjustment annually based on a formula which measures increases or decreases in the Company's Funds From Operations, as defined, over a base year. The Class B common stock currently receives an annual dividend of $2.5884 per share.

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

The Board of Directors of the Company has authorized the purchase of up to five million shares of the Company's Class A common stock and / or its Class B common stock. Transactions conducted on the New York Stock Exchange will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. During the six months ended June 30, 2003, under this buy-back program, the Company purchased 252,000 shares of Class A common stock at an average price of $18.01 per Class A share for an aggregate purchase price of approximately $4.5 million.

The following table sets forth the Company's historical activity under its current common stock buy-back program (dollars in thousands except per share data):

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

On June 30, 2003, the Company had issued and outstanding 8,834,500 shares of 7.625% Series A Convertible Cumulative Preferred Stock (the "Series A preferred stock"). The Series A preferred stock is redeemable by the Company on or after April 13, 2003 at a price of approximately $25.95 per share with such price decreasing, at annual intervals, to $25.00 per share over a five year period. In addition, the Series A preferred stock, at the option of the holder, is convertible at any time into the Company's Class A common stock at a price of $28.51 per share.

The Company currently has issued and outstanding two million shares of Series B Convertible Cumulative Preferred Stock (the "Series B preferred stock"). The Series B preferred stock is redeemable by the Company as follows: (i) on or after June 3, 2003 to and including June 2, 2004, at $25.50 per share and (ii) on or after June 3, 2004 and thereafter, at $25.00 per share. In addition, the Series B preferred stock, at the option of the holder, is convertible at any time into the Company's Class A common stock at a price of $26.05 per share. The Series B preferred stock currently accumulates dividends at a rate of 8.85% per annum.

On August 7, 2003, in conjunction with the Company's acquisition of a Class A office property located in Stamford, Connecticut the Company issued 465,845 Class C common units of limited partnership interest. The Class C units will receive an annual distribution of $1.87 per unit, which amount will increase or decrease pro-rata based upon changes in the dividend paid on the Company's Class A common stock.

Effective January 1, 2002 the Company has elected to follow FASB Statement No. 123, "Accounting for Stock Based Compensation". Statement No.123 requires the use of option valuation models which determine the fair value of the option on the date of the grant. All future employee stock option grants will be expensed over the options' vesting periods based on the fair value at the date of the grant in accordance with Statement No. 123. The Company expects minimal financial impact from the adoption of Statement No. 123. To determine the fair value of the stock options granted, the Company uses a Black-Scholes option pricing model. Historically, the Company had applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans and reported pro forma disclosures in its Form 10-K filings by estimating the fair value of options issued and the related expense in accordance with Statement No. 123. During the three and six months ended June 30, 2003, the Company recorded approximately $1,300 and $2,700, respectively of expense related to the fair value of stock options issued. Such amounts have been included in marketing, general and administrative expenses in the Company's consolidated statements of income.

The Company's indebtedness at June 30, 2003 totaled approximately $1.4 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) and was comprised of $322.0 million outstanding under the Credit Facility, approximately $499.4 million of senior unsecured notes and approximately $600.7 million of mortgage indebtedness. Based on the Company's total market capitalization of approximately $3.1 billion at June 30, 2003 (calculated based on the sum of (i) the market value of the Company's Class A common stock and OP Units, assuming conversion, (ii) the market value of the Company's Class B common stock, (iii) the liquidation preference value of the Company's preferred stock, (iv) the liquidation preference value of the Operating Partnership's preferred units and (v) the $1.4 billion of debt), the Company's debt represented approximately 46.2% of its total market capitalization.

HQ Global Workplaces, Inc. ("HQ"), one of the largest providers of flexible officing solutions in the world and which is controlled by FrontLine, currently operates eight (formerly eleven) executive office centers in the Company's properties, two of which are held through joint ventures. The leases under which these office centers operate expire between 2008 and 2011, encompass approximately 160,600 square feet and have current contractual annual base rents of approximately $3.8 million. On March 13, 2002, as a result of experiencing financial difficulties, HQ voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As of June 30, 2002, HQ's leases with the Company were in default. Further, the Bankruptcy Court has (i) granted HQ's petition to reject three of its leases with the Company, one of which is held through the 919JV and (ii) modify the terms of the lease, which is held through the 520JV. Two of the three rejected leases were held through wholly owned entities, aggregated approximately 23,900 square feet and were rejected in March 2002. The Company has since re-leased 100% of the space related to these two rejected leases. The third rejected lease held through the 919JV aggregated approximately 31,000 square feet and was to provide for contractual base rents of approximately $1.9 million for the 2003 calendar year. With respect to the lease held through the 520JV, HQ surrendered approximately 10,500 square feet, or one-third of the total leased premises, to the Company. The restructured lease provides for initial base rent of $23.25 per foot and is scheduled to expire in 2011. Of the surrendered space, approximately 6,500 square feet has been released at $18.50 per foot to an existing tenant in the 520JV and is scheduled to expire in 2010. Pursuant to the bankruptcy filing, HQ has been paying current rental charges under its leases with the Company, other than under the three rejected leases. The Company is in negotiation to restructure two of the leases and leave the terms of the remaining five leases unchanged. All negotiations with HQ are conducted by a committee designated by the Board and chaired by an independent director. There can be no assurance as to whether any deal will be consummated with HQ or if HQ will affirm or reject any or all of its remaining leases with the Company. As a result of the foregoing, the Company has currently established reserves of approximately $428,000 (net of minority partners' interests and including the Company's share of unconsolidated joint venture interest), or 85%, of the amounts due from HQ as of June 30, 2003.

WorldCom/MCI and its affiliates ("WorldCom"), a telecommunications company, which leased approximately 527,000 square feet in thirteen of the Company's properties located throughout the Tri-State Area voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on July 21, 2002. The Bankruptcy Court granted WorldCom's petition to reject four of its leases with the Company. The four rejected leases aggregated approximately 282,000 square feet and were to provide for contractual base rents of approximately $7.2 million for the 2003 calendar year. All of WorldCom's leases are current on base rental charges through August 31, 2003, other than under the four rejected leases and the Company currently holds approximately $300,000 in security deposits relating to the non-rejected leases. The Company has reached an agreement with WorldCom to restructure the remaining WorldCom leases, which is subject to approval of the Bankruptcy Court. There can be no assurance as to whether any deal will be consummated with WorldCom or if WorldCom will affirm or reject any or all of its remaining leases with the Company.

As of June 30, 2003, WorldCom occupied approximately 245,000 square feet of office space with aggregate annual base rental revenues of approximately $4.1 million, or 1.1% of the Company's total 2003 annualized rental revenue based on base rental revenue earned on a consolidated basis.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth the Company's significant debt obligations by scheduled principal cash flow payments and maturity date and its commercial commitments by scheduled maturity at June 30, 2003 (in thousands):

                                                                MATURITY DATE
                             --------------------------------------------------------------------------
                                2003         2004         2005         2006         2007      THEREAFTER      TOTAL
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------
Mortgage notes payable (1)   $    6,421   $   13,169   $   14,167   $   13,785   $   11,305   $  117,390   $  176,237
Mortgage notes payable
  (2) (3)                            --        2,616       18,553      129,920       60,539      346,269      557,897
Senior unsecured notes               --      100,000           --           --      200,000      200,000      500,000
Unsecured credit facility            --           --      322,000           --           --           --      322,000
Land lease obligations            1,357        2,811        2,814        2,795        2,735       43,276       55,788
Operating leases                    690        1,313        1,359        1,407        1,455          683        6,907
Air rights lease
  obligations                       188          379          379          379          379        4,280        5,984
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------
                             $    8,656   $  120,288   $  359,272   $  148,286   $  276,413   $  711,898   $1,624,813
                             ==========   ==========   ==========   ==========   ==========   ==========   ==========


(1)   Scheduled principal amortization payments
(2)   Principal payments due at maturity
(3) In addition, the Company has a 60% interest in an unconsolidated joint venture property. The Company's share of the mortgage debt at June 30, 2003 is approximately $8.2 million. This mortgage note bears interest at 8.85% per annum and matures on September 1, 2005 at which time the Company's share of the mortgage debt will be approximately $6.9 million

Certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and/or the Company. In addition, consistent with customary practices in non-recourse lending, certain non-recourse mortgages may be recourse to the Company under certain limited circumstances including environmental issues and breaches of material representations.

In addition, at June 30, 2003, the Company had approximately $950,000 in outstanding undrawn standby letters of credit issued under the Credit Facility. In addition, approximately $44.6 million, or 6.1%, of the Company's mortgage debt is recourse to the Company.

Other Matters

Eight of the Company's office properties which were acquired by the issuance of OP Units are subject to agreements limiting the Company's ability to transfer them prior to agreed upon dates without the consent of the limited partner who transferred the respective property to the Company. In the event the Company transfers any of these properties prior to the expiration of these limitations, the Company may be required to make a payment relating to taxes incurred by the limited partner. These limitations expire between the remainder of 2003 and 2013.

Eleven of the Company's office properties are held in joint ventures which contain certain limitations on transfer. These limitations include requiring the consent of the joint venture partner to transfer a property prior to various specified dates ranging from 2003 to 2005, rights of first offer, and buy / sell provisions.

On May 29, 2003, the Board of Directors appointed Mr. Peter Quick as Lead Director and Chairman of the Nominating/Governance Committee. The
Nominating/Governance Committee as well as the Audit Committee and Compensation Committee are comprised solely of independent directors.

In addition, in May 2003, the Company revised its policy with respect to compensation of its independent directors to provide that a substantial portion of the independent director's compensation shall be in the form of Class A common stock of the Company. Such common stock may not be sold until such time as the director is no longer a member of the Company's Board.

The Company had historically structured long term incentive programs ("LTIP") using restricted stock and stock loans. In July 2002, as a result of certain provisions of the Sarbanes Oxley legislation, the Company discontinued the use of stock loans in its LTIP. In connection with LTIP grants made prior to the enactment of the Sarbanes Oxley legislation the Company made stock loans to certain executive and senior officers to purchase 1,372,393 shares of its Class A common stock at market prices ranging from $18.44 per share to $27.13 per share. The stock loans were set to bear interest at the mid-term Applicable Federal Rate and were secured by the shares purchased. Such stock loans (including accrued interest) vest and are ratably forgiven each year on the anniversary of the grant date based upon vesting periods ranging from four to ten years based on continued service and in part on attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. Approximately $2.2 million of compensation expense was recorded for each of the six month periods ended June 30, 2003 and 2002, respectively, related to these LTIP. Such amounts have been included in marketing, general and administrative expenses on the Company's consolidated statements of income.

The outstanding stock loan balances due from executive and senior officers aggregated approximately $13.0 million and $17.0 million at June 30, 2003 and December 31, 2002, respectively, and have been included as a reduction of additional paid in capital on the Company's consolidated balance sheets. Other outstanding loans to executive and senior officers at June 30, 2003 amounted to approximately $1.0 million related to life insurance contracts and approximately $2.0 million primarily related to tax payment advances on stock compensation awards made to non-executive officers.

In November 2002 and March 2003 an award of rights was granted to certain executive officers of the Company (the "2002 Rights" and "2003 Rights", respectively and collectively, the "Rights"). Each Right represents the right to receive, upon vesting, one share of Class A common stock if shares are then available for grant under one of the Company's stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights will vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights will be earned as of March 13, 2005 and will vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the Rights. The 2002 Rights aggregate 190,524 shares of the Company's Class A common stock and the 2003 Rights aggregate 60,760 shares of Class A common stock. During the three and six months ended June 30, 2003, the Company recorded approximately $209,000 and $425,000 of compensation expense, respectively, related to the Rights. Such amounts have been included in marketing, general and administrative expenses on the Company's consolidated statements of income.

In March 2003, the Company established a new LTIP for its executive and senior officers. The four-year plan has a core award which provides for annual stock based compensation based upon continued service and in part based on attaining certain annual performance measures. The plan also has a special outperformance award which provides for compensation to be earned at the end of a four year period if the Company attains certain four year cumulative performance measures. Amounts earned under the special outperformance award may be paid in cash or stock at the discretion of the Compensation Committee of the Board. Performance measures are based on total shareholder returns on a relative and absolute basis. On March 13, 2003, the Company made available 1,384,102 shares of its Class A common stock under its existing stock option plans in connection with the core award of this LTIP for twelve of its executive and senior officers. During May 2003, two of the Company's executive officers waived these awards under this LTIP in their entirety, which aggregated 277,778 shares or 20% of the core awards granted. In addition, the special outperformance awards of the LTIP were amended to increase the per share base price above which the four year cumulative return is measured from $18.00 to $22.40. With respect to the core award of this LTIP, the Company recorded approximately $1.3 million and $1.5 million of compensation expense for the three and six months ended June 30, 2003, respectively. Such amounts have been included in marketing, general and administrative expenses on the Company's consolidated statements of income. Further, no provision will be made for the special outperformance award of this LTIP until such time as achieving the requisite performance measures is determined to be probable.

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

All of the Company's office and industrial / R&D properties have been subjected to a Phase I or similar environmental audit after April 1, 1994 (which involved general inspections without soil sampling, ground water analysis or radon testing and, for the Company's properties constructed in 1978 or earlier, survey inspections to ascertain the existence of ACMs were conducted) completed by independent environmental consultant companies (except for 35 Pinelawn Road which was originally developed by Reckson, the predecessor to the Company, and subjected to a Phase 1 in April 1992). These environmental audits have not revealed any environmental liability that would have a material adverse effect on the Company's business.

FUNDS FROM OPERATIONS

The Company believes that Funds from Operations ("FFO") is a widely recognized and appropriate measure of performance of an equity REIT. Although FFO is a non-GAAP financial measure, the Company believes it provides useful information to shareholders, potential investors and management. The Company computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NARIET"). FFO is defined by NAREIT as net income or loss, excluding gains or losses from debt restructuring and sales of depreciable properties plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. FFO for the three and six month periods ended June 30, 2003 includes a gain from the sale of land in the amount of $2.2 million and $7.7 million, respectively.

Since all companies and analysts do not calculate FFO in a similar fashion, the Company's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

The following table presents the Company's FFO calculation (unaudited and in thousands):

                                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                      JUNE 30,               JUNE 30,
                                                                 ------------------    ------------------
                                                                  2003        2002       2003       2002
                                                                 -------    -------    -------    -------
Net income allocable to common shareholders .................    $ 7,585    $13,805    $16,248    $29,787
Adjustments for basic funds from operations:
   Add:
     Limited partners' minority interest in the operating
       partnership ..........................................        874      1,663      1,870      3,597
     Real estate depreciation and amortization ..............     29,127     27,041     60,454     52,362
     Minority partners' interests in consolidated
       partnerships .........................................      4,335      4,813      9,025      9,933
   Less:
     Gain on sales of depreciable real estate assets ........         --         --         --        537
     Amounts distributable to minority partners in
       consolidated partnerships ............................      6,769      6,329     13,576     12,893
                                                                 -------    -------    -------    -------
Basic Funds From Operations ("FFO") .........................     35,152     40,993     74,021     82,249
    Add:
     Dividends and distributions on dilutive shares and
       units ................................................        273      5,767      8,968     11,715
                                                                 -------    -------    -------    -------
     Diluted FFO ............................................    $35,425    $46,760    $82,989    $93,964
                                                                 =======    =======    =======    =======
   Weighted average common shares outstanding ...............     57,916     61,059     58,016     60,680
   Weighted average units of limited partnership interest
     outstanding ............................................      7,276      7,500      7,276      7,504
                                                                 -------    -------    -------    -------
   Basic weighted average common shares and units outstanding     65,192     68,559     65,292     68,184
   Adjustments for dilutive FFO weighted average shares and
     units outstanding:
    Add:
      Weighted average common stock equivalents .............        117        390        118        363
      Weighted average shares of Series A Preferred Stock ...         --      8,060      7,747      8,060
      Weighted average shares of Series B Preferred Stock ...         --      1,919         --      1,919
      Weighted average shares of preferred limited
        partnership interest ................................        661        661        661        834
                                                                 -------    -------    -------    -------
   Dilutive FFO weighted average shares and units outstanding     65,970     79,589     73,818     79,360
                                                                 =======    =======    =======    =======


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

The Company will recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges will be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of June 30, 2003, the Company had no derivatives outstanding.

The fair market value ("FMV") of the Company's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

The following table sets forth the Company's long-term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at June 30, 2003 (dollars in thousands):


                                       For the Year Ended December 31,
                            -----------------------------------------------------------
                               2003       2004         2005        2006        2007      Thereafter    Total(1)       FMV
                            ------------------------------------------------------------------------------------------------------
Long term debt:
    Fixed rate.......       $   6,421   $ 115,785    $  32,720   $ 143,705    $ 271,844   $ 663,659   $ 1,234,134  $ 1,254,661
    Weighted average
      interest rate.....         7.50%       7.47%        6.92%       7.38%        7.14%       7.32%         7.29%

    Variable rate.......    $      --   $      --    $ 322,000   $      --     $     --    $     --    $  322,000    $ 322,000
    Weighted average
      interest rate.....           --          --%        2.12%         --           --          --          2.12%




     (1) Includes aggregate unamortized issuance discounts of approximately $626,000 on the senior unsecured notes issued during March 1999 and June 2002, which are due at maturity.

     In addition, a one percent increase in the LIBOR rate would have an approximate $3.2 million annual increase in interest expense based on $322.0 million of variable rate debt outstanding at June 30, 2003.

     The following table sets forth the Company's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at June 30, 2003 (dollars in thousands):

                                       For the Year Ended December 31,
                        ---------------------------------------------------------------
                                2003         2004      2005            2006       2007     Thereafter   Total (1)      FMV
                        ------------------------------------------------------------------------------------------------------
Mortgage notes and
  notes receivable:

Fixed rate.............      $     --    $     --   $  36,500        $   --     $   --     $  16,990   $ 53,490     $ 54,568
    Weighted average
     interest rate......           --          --      11.32%            --         --        12.00%     11.54%



     (1) Excludes interest receivables aggregating approximately $1.1 million dollars.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the SEC's rules and forms. In this regard, the Company has formed a Disclosure Committee currently comprised of all of the Company's executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed by the Company with the SEC and assists the Company's Co-Chief Executive Officers and Chief Financial Officer in connection with their certifications contained in the Company's SEC reports. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. Our principal executive and financial officers have evaluated, with the participation of the Company's management, our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation, our principal executive and financial officers concluded that such disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The following table sets forth the Company's schedule of its top 25 tenants based on base rental revenue as of June 30, 2003:

-------------------------------------------------------------------------------------------------------------
                                                                PERCENT OF PRO-RATA   PERCENT OF CONSOLIDATED
                                                      TOTAL     SHARE OF ANNUALIZED       ANNUALIZED BASE
 TENANT NAME (1)                    TENANT TYPE    SQUARE FEET  BASE RENTAL REVENUE        RENTAL REVENUE
-------------------------------------------------------------------------------------------------------------
* DEBEVOISE & PLIMPTON                 Office         465,420           3.3%                    5.6%
* AMERICAN EXPRESS                     Office         238,342           2.0%                    1.8%
  BELL ATLANTIC                        Office         210,426           1.6%                    1.4%
* SCHULTE ROTH & ZABEL                 Office         238,052           1.4%                    2.4%
  DUN & BRADSTREET CORP.               Office         123,000           1.2%                    1.0%
* FUJI PHOTO FILM USA                  Office         186,484           1.2%                    1.0%
* WORLDCOM/MCI                         Office         244,870           1.1%                    1.1%
  UNITED DISTILLERS                    Office         137,918           1.1%                    1.0%
  T.D. WATERHOUSE                      Office         103,381           1.0%                    0.8%
* PRUDENTIAL                           Office         127,153           0.9%                    0.9%
* BANQUE NATIONALE DE PARIS            Office         145,834           0.9%                    1.5%
* HQ GLOBAL                      Office/Industrial    160,637           0.9%                    0.9%
* KRAMER LEVIN NESSEN KAMIN            Office         158,144           0.9%                    1.4%
  HELLER EHRMAN WHITE                  Office          64,526           0.9%                    0.7%
  VYTRA HEALTHCARE                     Office         105,613           0.8%                    0.7%
  P.R. NEWSWIRE ASSOCIATES             Office          67,000           0.8%                    0.7%
  HOFFMANN-LA ROCHE INC.               Office         120,736           0.7%                    0.6%
  LABORATORY CORP OF AMERICA           Office         108,000           0.7%                    0.6%
* STATE FARM                     Office/Industrial    184,013           0.7%                    1.0%
  EMI ENTERTAINMENT WORLD              Office          65,844           0.7%                    0.6%
  ESTEE LAUDER                       Industrial       374,578           0.7%                    0.6%
* DRAFT WORLDWIDE INC.                 Office         124,008           0.7%                    1.1%
  PRACTICING LAW INSTITUTE             Office          77,500           0.7%                    0.6%
  LOCKHEED MARTIN CORP.                Office         123,554           0.7%                    0.6%
  D.E.SHAW                             Office          70,104           0.6%                    0.6%
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

HISTORICAL NON-INCREMENTAL REVENUE-GENERATING CAPITAL EXPENDITURES, TENANT IMPROVEMENT COSTS AND LEASING COMMISSIONS

The following table sets forth annual and per square foot non-incremental revenue-generating capital expenditures in which the Company paid or accrued, during the respective periods, to retain revenues attributable to existing leased space for the years 1999 through 2002 and for the six month period ended June 30, 2003 for the Company's office and industrial / R&D properties other than One Orlando Center in Orlando, FL:

                                                                                   Average            YTD
                                1999         2000         2001          2002     1999-2002           2003
                         -----------------------------------------------------------------------------------
  Suburban Office
    Properties
     Total                  $2,298,899   $3,289,116   $4,606,069    $5,283,674     $3,869,440    $2,751,646
     Per Square Foot             $0.23        $0.33        $0.45         $0.53          $0.39         $0.27
  NYC Office Properties
     Total                         N/A     $946,718   $1,584,501    $1,939,111     $1,490,110      $841,074
     Per Square Foot               N/A         0.38         0.45         $0.56           0.46         $0.24
  Industrial Properties
     Total                  $1,048,688     $813,431     $711,666    $1,881,627     $1,113,853      $466,192
     Per Square Foot             $0.11        $0.11        $0.11         $0.28          $0.15         $0.07
TOTAL PORTFOLIO
                         -----------------------------------------------------------------------------------
     Total                  $3,347,587   $5,049,265   $6,902,236    $9,104,413                   $4,058,912
     Per Square Foot             $0.17        $0.25        $0.34         $0.45                        $0.20


The following table sets forth annual and per square foot non-incremental revenue-generating tenant improvement costs and leasing commissions in which the Company committed to perform, during the respective periods, to retain revenues attributable to existing leased space for the years 1999 through 2002 and for the six month period ended June 30, 2003 for the Company's office and industrial / R&D properties other than One Orlando Center in Orlando, FL:

                                                                                  Average       YTD
                                 1999        2000        2001         2002       1999-2002     2003(2)      New       Renewal
                            ----------------------------------------------------------------------------------------------------
  Long Island Office
   Properties
    Tenant Improvements       $1,009,357  $2,853,706  $2,722,457  $ 1,917,466    $2,125,747  $2,401,302  $1,893,468  $  507,834
    Per Square Foot Improved  $     4.73  $     6.99  $     8.47  $      7.81    $     7.00  $     5.90  $     9.54  $     2.44
    Leasing Commissions       $  551,762  $2,208,604  $1,444,412  $ 1,026,970    $1,307,937  $2,014,264  $1,734,685  $  279,579
    Per Square Foot Leased    $     2.59  $     4.96  $     4.49  $      4.18    $     4.06  $     4.95  $     8.74  $     1.34
                            -------------------------------------------------------------------------------------------------
     Total Per Square Foot    $     7.32  $    11.95  $    12.96  $     11.99    $    11.06  $    10.85  $    18.28  $     3.78
                            ==================================================================================================
  Westchester Office
   Properties
    Tenant Improvements       $1,316,611  $1,860,027  $2,584,728  $ 6,391,589(1) $3,038,239  $  871,401  $  871,401  $        0
    Per Square Foot Improved  $     5.62  $     5.72  $     5.91  $     15.05    $     8.08  $    13.27  $    21.34  $     0.00
    Leasing Commissions       $  457,730  $  412,226  $1,263,012  $ 1,975,850    $1,027,204  $  231,190  $  207,191  $   23,999
    Per Square Foot Leased    $     1.96  $     3.00  $     2.89  $      4.65    $     3.13  $     3.52  $     5.07  $     0.97
                            -------------------------------------------------------------------------------------------------
     Total Per Square Foot    $     7.58  $     8.72  $     8.80  $     19.70    $    11.20  $    16.79  $    26.41  $     0.97
                            ==================================================================================================
  Connecticut Office
   Properties
    Tenant Improvements       $  179,043  $  385,531  $  213,909  $   491,435    $  317,480  $   25,868  $   15,758  $   10,110
    Per Square Foot Improved  $     4.88  $     4.19  $     1.46  $      3.81    $     3.58  $     1.29  $     1.24  $     1.39
    Leasing Commissions       $  110,252  $  453,435  $  209,322  $   307,023    $  270,008  $   76,485  $   57,855  $   18,630
    Per Square Foot Leased    $     3.00  $     4.92  $     1.43  $      2.38    $     2.93  $     3.82  $     4.55  $     2.56
                            -------------------------------------------------------------------------------------------------
     Total Per Square Foot    $     7.88  $     9.11  $     2.89  $      6.19    $     6.52  $     5.11  $     5.79  $     3.95
                            ==================================================================================================
  New Jersey Office
   Properties
    Tenant Improvements       $  454,054  $1,580,323  $1,146,385  $ 2,842,521    $1,505,821  $3,410,777  $3,086,839  $  323,938
    Per Square Foot Improved  $     2.29  $     6.71  $     2.92  $     10.76    $     5.67  $    13.25  $    26.91  $     2.27
    Leasing Commissions       $  787,065  $1,031,950  $1,602,962  $ 1,037,012    $1,114,747  $1,758,933  $1,041,571  $  717,362
    Per Square Foot Leased    $     3.96  $     4.44  $     4.08  $      3.92    $     4.10  $     6.83  $     9.09  $     5.02
                              -----------------------------------------------------------------------------------------------
     Total Per Square Foot    $     6.25  $    11.15  $     7.00  $     14.68    $     9.77  $    20.08  $    36.00  $     7.29
                            ==================================================================================================
  New York City Office
   Properties
    Tenant Improvements              N/A  $   65,267  $  788,930  $ 4,350,106    $1,734,768  $2,076,732  $1,936,972  $  139,760
    Per Square Foot Improved         N/A  $     1.79  $    15.69  $     18.39    $    11.96  $    35.19  $    58.24  $     5.42
    Leasing Commissions              N/A  $  418,185  $1,098,829  $ 2,019,837    $1,178,950  $  707,192  $  677,039  $   30,153
    Per Square Foot Leased           N/A  $    11.50  $    21.86  $      8.54    $    13.97  $    11.98  $    20.36  $     1.17
                            -------------------------------------------------------------------------------------------------
     Total Per Square Foot           N/A  $    13.29  $    37.55  $     26.93    $    25.92  $    47.17  $    78.60  $     6.59
                            ==================================================================================================
  Industrial Properties
    Tenant Improvements       $  375,646  $  650,216  $1,366,488  $ 1,850,812    $1,060,791  $  926,248  $  887,012  $   39,236
    Per Square Foot Improved  $     0.25  $     0.95  $     1.65  $      1.97    $     1.20  $     2.33  $     3.35  $     0.29
    Leasing Commissions       $  835,108  $  436,506  $  354,572  $   890,688    $  629,218  $  464,371  $  444,193  $   20,178
    Per Square Foot Leased    $     0.56  $     0.64  $     0.43  $      0.95    $     0.64  $     1.17  $     1.68  $     0.15
                            --------------------------------------------------------------------------------------------------
     Total Per Square Foot    $     0.81  $     1.59  $     2.08  $      2.92    $     1.85  $     3.50  $     5.03  $     0.44
                            ==================================================================================================
------------------------------------------------------------------------------------------------------------------------------
TOTAL PORTFOLIO
    Tenant Improvements       $3,334,711  $7,395,070  $8,822,897  $17,843,929    $9,782,844  $9,712,328  $8,691,450  $1,020,878
    Per Square Foot Improved  $     1.53  $     4.15  $     4.05  $      7.96    $     4.75  $     8.05  $    13.07  $     1.88

    Leasing Commissions       $2,741,917  $4,960,906  $5,973,109  $ 7,257,379    $5,528,065  $5,252,435  $4,162,534  $1,089,901
    Per Square Foot Leased    $     1.26  $     3.05  $     2.75  $      3.24    $     2.66  $     4.35  $     6.26  $     2.01
                            --------------------------------------------------------------------------------------------------
     Total Per Square Foot    $     2.79  $     7.20  $     6.80  $     11.20    $     7.41  $    12.40  $    19.33  $     3.89
                            ==================================================================================================


NOTES:
------

(1) Excludes tenant improvements and leasing commissions related to a 163,880 square foot leasing transaction with Fuji Photo Film U.S.A. Leasing commissions on this transaction amounted to $5.33 per square foot and tenant improvement allowance amounted to $40.88 per square foot.

(2) Excludes $644,445 of deferred leasing costs attributable to space marketed but not yet leased.

The following table sets forth the Company's components of its paid or accrued non-incremental and incremental revenue-generating capital expenditures, tenant improvements and leasing costs for the six months ended June 30, 2003 as reported on its "Statements of Cash Flows - Investment Activities" contained in its consolidated financial statements (in thousands):

                                                       June 30,
                                                         2003
                                                       ---------
       Capital expenditures:
            Non-incremental .........................   $ 4,297
            Incremental .............................       899
       Tenant improvements:
            Non-incremental .........................    19,901
            Incremental .............................        52
                                                        -------
       Additions to commercial real estate properties   $25,149
                                                        =======
       Leasing costs:
            Non-incremental .........................   $ 6,554
            Incremental .............................     2,211
                                                        -------
       Payment of deferred leasing costs ............   $ 8,765
                                                        =======
       Acquisition and development costs ............   $16,237
                                                        =======

The following table sets forth the Company's lease expiration table at July 1, 2003 for its Total Portfolio of properties, its Office Portfolio and its Industrial / R&D Portfolio.

         LEASE EXPIRATION SCHEDULE

                                             TOTAL PORTFOLIO
         -----------------------------------------------------------------------------------------
                                   Number of         Square        % of Total       Cumulative
         Year of                     Leases           Feet          Portfolio       % of Total
         Expiration                 Expiring        Expiring          Sq Ft       Portfolio Sq Ft
         -----------------------------------------------------------------------------------------
         2003                           75             704,082          3.4%             3.4%
         2004                          183           1,511,741          7.4%            10.8%
         2005                          220           2,345,589         11.5%            22.3%
         2006                          226           2,636,183         12.9%            35.2%
         2007                          138           1,473,608          7.2%            42.4%
         2008                          127           1,591,864          7.8%            50.1%
         2009 and thereafter           315           8,540,939         41.8%            91.8%
         -----------------------------------------------------------------------------------------
         Total/Weighted Average      1,284          18,804,006         91.8%              --
         -----------------------------------------------------------------------------------------
         Total Portfolio Square Feet                20,474,097
         -----------------------------------------------------------------------------------------


         OFFICE PORTFOLIO
         -----------------------------------------------------------------------------------------
                                   Number of         Square        % of Total       Cumulative
         Year of                     Leases           Feet           Office         % of Total
         Expiration                 Expiring        Expiring          Sq Ft       Portfolio Sq Ft
         -----------------------------------------------------------------------------------------
         2003                           68             591,719          4.4%             4.4%
         2004                          145             945,855          7.0%            11.3%
         2005                          187           1,639,436         12.1%            23.4%
         2006                          171           1,557,869         11.5%            34.9%
         2007                          107           1,114,656          8.2%            43.1%
         2008                           94             893,876          6.6%            49.7%
         2009 and thereafter           256           5,675,221         41.8%            91.6%
         -----------------------------------------------------------------------------------------
         Total/Weighted Average      1,028          12,418,632         91.6%              --
         -----------------------------------------------------------------------------------------
         Total Office Portfolio
           Square Feet                              13,565,420
         -----------------------------------------------------------------------------------------


                                      INDUSTRIAL/R&D PORTFOLIO
         -----------------------------------------------------------------------------------------
                                   Number of         Square        % of Total       Cumulative
         Year of                     Leases           Feet       Industrial/R&D     % of Total
         Expiration                 Expiring        Expiring          Sq Ft       Portfolio Sq Ft
         -----------------------------------------------------------------------------------------
         2003                            7             112,363          1.6%             1.6%
         2004                           38             565,886          8.2%             9.8%
         2005                           33             706,153         10.2%            20.0%
         2006                           55           1,078,314         15.6%            35.6%
         2007                           31             358,952          5.2%             40.8%
         2008                           33             697,988         10.1%            50.9%
         2009 and thereafter            59           2,865,718         41.5%            92.4%
         -----------------------------------------------------------------------------------------
         Total/Weighted Average        256           6,385,374         92.4%              --
         -----------------------------------------------------------------------------------------
         Total Industrial/R&D
           Portfolio Square Feet                     6,908,677                            --

         -----------------------------------------------------------------------------------------

(a) Excludes the 355,000 square foot office property located in Orlando, Florida

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

On May 29, 2003, the Company held its annual meeting of stockholders. The matters on which the stockholders voted, in person or by proxy, were (1) the election of three nominees as Class II directors to serve until the 2006 annual meeting of stockholders and until their respective successors are duly elected and qualified, (2) the election of one nominee as a Class III director to serve until the 2004 annual meeting of stockholders and until a respective successor is duly elected and qualified and (3) to ratify the selection of Ernst & Young, LLP as the independent auditors of the Company for the fiscal year ending December 31, 2003. The four nominees were elected and the auditors were ratified. The results of the voting are set for below:

Election of Directors                 Votes Cast For            Withheld            Votes Cast Against      Abstain
---------------------                 --------------            --------            ------------------      -------
Donald Rechler                          40,881,623             10,528,385                 N/A                 N/A
Mitchell Rechler                        40,881,623             10,528,385                 N/A                 N/A
Ronald Menaker                          41,731,002              9,679,006                 N/A                 N/A
Peter Quick                             41,731,002              9,679,006                 N/A                 N/A

Ratification of Auditors                50,428,370               N/A                   902,254             79,384
------------------------



Item 5. Other information - None

Item 6. Exhibits and Reports on Form 8-K
     a) Exhibits

         10.04 Supplement to the Amended and Restated Agreement of Limited Partnership of Reckson operating Partnership, L.P. establishing the Series C common units of limited partnership interest.

         10.1 Reckson Associates Realty Corp. amended and restated 1995 Stock Option Plan

         10.2 Reckson Associates Realty Corp. amended and restated 1997 Stock Option Plan

         10.3 Reckson Associates Realty Corp. amended and restated 2002 Stock Option Plan

         31.1 Certification of Donald J. Rechler, Co-Chief Executive Officer of the Registrant, pursuant to Rule 13a - 14(a)/15(d) - 14(a).


         31.2 Certification of Scott H. Rechler, Co-Chief Executive Officer of the Registrant, pursuant to Rule 13a - 14(a)/15(d) - 14(a).

         31.3 Certification of Michael Maturo, Executive Vice President, Treasurer and Chief Financial Officer of the Registrant, pursuant to Rule 13a - 14(a)/15(d) - 14(a).

         32.1 Certification of Donald J. Rechler, Co-Chief Executive Officer of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

         32.2 Certification of Scott H. Rechler, Co-Chief Executive Officer of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

         32.3 Certification of Michael Maturo, Executive Vice President, Treasurer and Chief Financial Officer of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

     b) During the three months ended June 30, 2003, the Registrant filed the following reports on Form 8-K:

                 On May 7, 2003, the Registrant submitted a report on Form 8-K under Items 7 and 9 thereof in order to file a press release announcing its consolidated financial results for the quarter ended March 31, 2003.

                 On May 28, 2003, the Registrant submitted a report on Form 8-K under Item 5 thereof in order to describe certain amendments to its Long Term Incentive Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RECKSON ASSOCIATES REALTY CORP.

By:  /s/ Scott H. Rechler             By:     /s/ Michael Maturo
   ---------------------------        ------------------------------
Scott H. Rechler, Co-Chief            Michael Maturo, Executive Vice President,
Executive Officer                     Treasurer and Chief Financial Officer

By   /s/ Donald J. Rechler
  ----------------------------
Donald J. Rechler, Co-Chief
Executive Officer


DATE: August 8, 2003