Form 10-Q
period 2003-09-30
RECKSON ASSOCIATES REALTY CORP
filed 2003-11-14
CIK 930548

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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


      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) YES _X_ NO__, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES _X_ NO ___.

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).
                                 YES _X_ NO ___.


                 ----------------------------------------------

     THE COMPANY HAS TWO CLASSES OF COMMON STOCK, PAR VALUE $.01 PAR VALUE PER SHARE, WITH 48,024,155 AND 9,915,313 SHARES OF CLASS A COMMON STOCK AND
CLASS B COMMON STOCK OUTSTANDING, RESPECTIVELY AS OF NOVEMBER 14, 2003


--------------------------------------------------------------------------------

                         RECKSON ASSOCIATES REALTY CORP.
                                QUARTERLY REPORT
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

       INDEX                                                                                                         PAGE
       ---------------------------------------------------------------------------------------------------------------------
       PART I.          FINANCIAL INFORMATION
       ---------------------------------------------------------------------------------------------------------------------
       Item 1.           Financial Statements

                         Consolidated  Balance Sheets as of September 30, 2003  (unaudited)
                              and December 31, 2002............................................................       2
                         Consolidated Statements of Income for the three and nine months ended
                              September 30, 2003 and 2002 (unaudited)..........................................       3
                         Consolidated Statements of Cash Flows for the nine months ended
                              September 30, 2003 and 2002 (unaudited)..........................................       4
                         Notes to the Consolidated Financial Statements (unaudited)............................       5
       Item 2.           Management's  Discussion and Analysis of Financial Condition and Results of
                              Operations.......................................................................      23
       Item 3.           Quantitative and Qualitative Disclosures about Market Risk ...........................      42
       Item 4.           Controls and Procedures...............................................................      43
       ---------------------------------------------------------------------------------------------------------------------
       PART II.         OTHER INFORMATION
       ---------------------------------------------------------------------------------------------------------------------
       Item 1.           Legal Proceedings.....................................................................      48
       Item 2.           Changes in Securities and Use of Proceeds.............................................      48
       Item 3.           Defaults Upon Senior Securities.......................................................      48
       Item 4.           Submission of Matters to a Vote of Securities Holders.................................      48
       Item 5.           Other Information.....................................................................      48
       Item 6.           Exhibits and Reports on Form 8-K......................................................      48
       ---------------------------------------------------------------------------------------------------------------------
       SIGNATURES..............................................................................................      49
       ---------------------------------------------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                         RECKSON ASSOCIATES REALTY CORP.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                                           SEPTEMBER 30,       DECEMBER 31,
                                                                                               2003                2002
                                                                                           -------------       ------------
                                                                                            (Unaudited)
ASSETS:
Commercial real estate properties, at cost:
    Land ............................................................................       $   386,512        $   386,747
    Building and improvements .......................................................         2,241,511          2,199,896
Developments in progress:
    Land ............................................................................            89,450             92,924
    Development costs ...............................................................            61,372             28,311
Furniture, fixtures and equipment ...................................................            11,300             12,203
                                                                                            -----------        -----------
                                                                                              2,790,145          2,720,081
Less accumulated depreciation .......................................................          (446,522)          (382,022)
                                                                                            -----------        -----------
Investment in real estate, net of accumulated deprecation ...........................         2,343,623          2,338,059
Properties and related assets held for sale, net of accumulated depreciation ........           202,521            196,954
Investments in real estate joint ventures ...........................................             5,844              6,116
Investments in mortgage notes and notes receivable ..................................            70,425             54,547
Investments in service companies and affiliate loans and joint ventures .............            72,054             73,332
Cash and cash equivalents ...........................................................            24,623             30,827
Tenant receivables ..................................................................            14,842             12,529
Deferred rents receivable ...........................................................           109,622             97,145
Prepaid expenses and other assets ...................................................            33,773             32,966
Contract and land deposits and pre-acquisition costs ................................               128                240
Deferred leasing and loan costs .....................................................            64,619             65,205
                                                                                            -----------        -----------
TOTAL ASSETS ........................................................................       $ 2,942,074        $ 2,907,920
                                                                                            ===========        ===========
LIABILITIES:
Mortgage notes payable ..............................................................       $   725,002        $   733,761
Mortgage notes payable and other liabilities associated with properties
  held for sale......................................................................             9,107             10,722
Unsecured credit facility ...........................................................           374,000            267,000
Senior unsecured notes ..............................................................           499,409            499,305
Accrued expenses and other liabilities ..............................................            84,860             89,312
Dividends and distributions payable .................................................            31,606             31,575
                                                                                            -----------        -----------
TOTAL LIABILITIES ...................................................................         1,723,984          1,631,675
                                                                                            -----------        -----------
Minority partners' interests in consolidated partnerships ...........................           234,377            242,934
Preferred unit interest in the operating partnership ................................            19,662             19,662
Limited partners' minority interest in the operating partnership ....................            69,410             71,420
                                                                                            -----------        -----------
TOTAL MINORITY INTERESTS ............................................................           323,449            334,016
                                                                                            -----------        -----------
Commitments and contingencies .......................................................                --                 --

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 25,000,000 shares authorized
    Series A preferred stock, 8,834,500 shares issued and outstanding ...............                88                 88
    Series B preferred stock, 2,000,000 shares issued and outstanding ...............                20                 20
Common Stock, $.01 par value, 100,000,000 shares authorized
    Class A common stock, 48,012,988 and 48,246,083 shares issued
            and outstanding, respectively ...........................................               481                482
    Class B common stock, 9,915,313 shares issued and outstanding ...................                99                 99
Additional paid in capital ..........................................................           957,907          1,005,494
    Treasury stock - Class A common, 2,950,400 and 2,698,400 shares, respectively
            and Class B common, 368,200 shares ......................................           (63,954)           (63,954)
                                                                                            -----------        -----------
Total Stockholders' Equity ..........................................................           894,641            942,229
                                                                                            -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................................       $ 2,942,074        $ 2,907,920
                                                                                            ===========        ===========

                (see accompanying notes to financial statements)

                         RECKSON ASSOCIATES REALTY CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
        (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                                              -----------------------------     -----------------------------
                                                                  2003             2002             2003             2002
                                                              ------------     ------------     ------------     ------------
REVENUES:
Property operating revenues:
     Base rents ..........................................    $     95,239     $    100,730     $    288,202     $    295,137
     Tenant escalations and reimbursements ...............          16,466           13,994           44,817           40,794
                                                              ------------     ------------     ------------     ------------
Total property operating revenues ........................         111,705          114,724          333,019          335,931
Interest income on mortgage notes and notes receivable
     (including $1,100, $1,100, $3,100 and $3,200,
     respectively from related parties) ..................           1,724            1,589            4,814            4,710
Investment and other income ..............................           4,676              550           13,769            1,012
                                                              ------------     ------------     ------------     ------------
    TOTAL REVENUES .......................................         118,105          116,863          351,602          341,653
                                                              ------------     ------------     ------------     ------------
EXPENSES:
Property operating expenses ..............................          47,210           43,089          134,787          120,603
Marketing, general and administrative ....................           8,239            7,402           24,755           20,923
Interest .................................................          20,231           20,684           61,170           59,860
Depreciation and amortization ............................          26,273           26,690           82,845           75,654
                                                              ------------     ------------     ------------     ------------
     TOTAL EXPENSES ......................................         101,953           97,865          303,557          277,040
                                                              ------------     ------------     ------------     ------------
Income before minority interests, preferred dividends and
     distributions, equity (loss) in earnings of real
     estate joint ventures and service companies, gain
     on sales of depreciable real estate assets and
     discontinued operations .............................          16,152           18,998           48,045           64,613
Minority partners' interests in consolidated partnerships           (4,379)          (4,446)         (13,404)         (14,379)
Distributions to preferred unit holders ..................            (273)            (273)            (820)          (1,014)
Limited partners' minority interest in the operating
     partnership .........................................            (678)            (845)          (1,869)          (3,527)
Equity (loss) in earnings of real estate joint ventures
     and service companies (including $0, $0, $0 and
     $465, respectively from related parties) ............             134              104              (30)             598
Gain on sales of depreciable real estate assets ..........              --               --               --              537
                                                              ------------     ------------     ------------     ------------
Income before discontinued operations and preferred
     dividends ...........................................          10,956           13,538           31,922           46,828
Discontinued operations (net of limited partners'
     minority interest):
     Gain on sales of real estate ........................              --            4,268               --            4,267
     Income from discontinued operations .................           4,369            3,815           10,285           11,287
                                                              ------------     ------------     ------------     ------------
Net Income ...............................................          15,325           21,621           42,207           62,382
Dividends to preferred shareholders ......................          (5,316)          (5,487)         (15,950)         (16,461)
                                                              ------------     ------------     ------------     ------------
Net income allocable to common shareholders ..............    $     10,009     $     16,134     $     26,257     $     45,921
                                                              ============     ============     ============     ============
Net income allocable to:
    Class A common .......................................    $      7,613     $     12,334     $     19,977     $     35,041
    Class B common .......................................           2,396            3,800            6,280           10,880
                                                              ------------     ------------     ------------     ------------
Total ....................................................    $     10,009     $     16,134     $     26,257     $     45,921
                                                              ============     ============     ============     ============
Basic net income per weighted average common share:
    Class A common - income from continuing operations ...    $        .09     $        .13     $        .26     $        .46
    Gain on sales of depreciable real estate assets ......              --               --               --               --
    Discontinued operations ..............................             .07              .12              .16              .24
                                                              ------------     ------------     ------------     ------------
    Basic net income per Class A common ..................    $        .16     $        .25     $        .42     $        .70
                                                              ============     ============     ============     ============
    Class B common - income from continuing operations ...    $        .13     $        .19     $        .38     $        .71
    Gain on sales of depreciable real estate assets ......              --               --               --               --
    Discontinued operations ..............................             .11              .19              .25              .36
                                                              ------------     ------------     ------------     ------------
    Basic net income per Class B common ..................    $        .24     $        .38     $        .63     $       1.07
                                                              ============     ============     ============     ============
Basic weighted average common shares outstanding:
    Class A common .......................................      48,009,138       49,525,372       48,069,657       50,102,817
    Class B common .......................................       9,915,313       10,010,423        9,915,313       10,191,483
Diluted net income per weighted average common share:
    Class A common .......................................    $        .16     $        .25     $        .41     $        .69
                                                              ============     ============     ============     ============
    Class B common .......................................    $        .17     $        .26     $        .45     $        .75
                                                              ============     ============     ============     ============
Diluted weighted average common shares outstanding:
    Class A common .......................................      48,179,428       49,825,400       48,205,207       50,445,005
    Class B common .......................................       9,915,313       10,010,423        9,915,313       10,191,483

                (see accompanying notes to financial statements)

                         RECKSON ASSOCIATES REALTY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                        ------------------------
                                                                                          2003            2002
                                                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME ..........................................................................   $  42,207      $  62,382
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization (including discontinued operations)  ............      89,959         82,913
      Gain on sales of depreciable real estate assets ...............................          --         (4,804)
      Minority partners' interests in consolidated partnerships .....................      13,404         14,379
      Limited partners' minority interest in the operating partnership ..............       3,072          4,796
      (Equity) loss in earnings of real estate joint ventures and service companies .          30           (598)
 Changes in operating assets and liabilities:
      Tenant receivables ............................................................        (654)           312
      Prepaid expenses and other assets .............................................       4,822         11,279
      Deferred rents receivable .....................................................     (13,755)       (19,666)
      Accrued expenses and other liabilities ........................................       3,932         (5,218)
                                                                                        ---------      ---------
      Net cash provided by operating activities .....................................     143,017        145,775
                                                                                        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to developments in progress .........................................     (15,104)       (37,304)
      Increase in mortgage notes receivable and proceeds from repayments ............     (15,000)            12
      Purchase of commercial real estate ............................................     (40,500)            --
      Additions to commercial real estate properties ................................     (36,080)       (31,029)
      Additions to furniture, fixtures and equipment ................................        (192)           (71)
      Payment of leasing costs ......................................................     (13,185)       (12,789)
      Distributions from investments in real estate joint ventures ..................         243             --
      Proceeds from sales of real estate ............................................          --         22,385
                                                                                        ---------      ---------
      Net cash used in investing activities .........................................    (119,818)       (58,796)
                                                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock net of issuance costs ..................          74          6,310
      Repurchases of common stock ...................................................      (4,538)       (49,227)
      Principal payments on secured borrowings ......................................      (8,932)        (7,930)
      Payment of loan and equity issuance costs .....................................        (164)        (1,538)
      Proceeds from issuance of senior unsecured notes ..............................          --         49,432
      Proceeds from unsecured credit facility .......................................     112,000        115,000
      Repayment of unsecured credit facility ........................................      (5,000)      (162,600)
      Distributions to minority partners in consolidated partnerships ...............     (16,313)       (14,572)
      Distributions to limited partners in the operating partnership ................      (9,264)        (9,451)
      Distributions to preferred unit holders .......................................        (820)        (1,047)
      Dividends to common shareholders ..............................................     (80,496)       (84,239)
      Dividends to preferred shareholders ...........................................     (15,950)       (16,461)
                                                                                        ---------      ---------
      Net cash used in financing activities .........................................     (29,403)      (176,323)
                                                                                        ---------      ---------
      Net (decrease) in cash and cash equivalents ...................................      (6,204)       (89,344)
      Cash and cash equivalents at beginning of period ..............................      30,827        121,975
                                                                                        ---------      ---------
      Cash and cash equivalents at end of period ....................................   $  24,623      $  32,631
                                                                                        =========      =========

                (see accompanying notes to financial statements)

                         RECKSON ASSOCIATES REALTY CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

The Company became the sole general partner of Reckson Operating Partnership, L.P. (the "Operating Partnership") by contributing substantially all of the net proceeds of the IPO in exchange for an approximate 73% interest in the Operating Partnership. All Properties acquired by the Company are held by or through the Operating Partnership. In conjunction with the IPO, the Operating Partnership executed various option and purchase agreements whereby it issued common units of limited partnership interest in the Operating Partnership ("OP Units") to certain continuing investors in exchange for (i) interests in certain property partnerships, (ii) fee simple and leasehold interests in properties and development land, (iii) certain other business assets and (iv) 100% of the non-voting preferred stock of the management and construction companies. At September 30, 2003, the Company's ownership percentage in the Operating Partnership was approximately 88.9%.

2.       BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership at September 30, 2003 and December 31, 2002 and the results of their operations for the three and nine months ended September 30, 2003 and 2002, respectively, and, their cash flows for the nine months ended September 30, 2003 and 2002, respectively. The Operating Partnership's investments in majority owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners' interest. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest. Such investments are reflected in the accompanying financial statements on the equity method of accounting. For the periods presented prior to October 1, 2002, the operating results of Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction Group New York, Inc. and Reckson Construction Group, Inc. (the "Service Companies"), in which the Operating Partnership owned a 97% non-controlling interest were reflected in the accompanying financial statements on the equity method of accounting. On October 1, 2002, the Operating Partnership acquired the remaining 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. As a result, the Operating Partnership commenced consolidating the operations of the Service Companies (see Note 10). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Reckson Construction Group, Inc. and Reckson Construction Group New York, Inc. use the percentage-of-completion method for recording amounts earned on their contracts. This method records amounts earned as revenue in the proportion that actual costs incurred to date bear to the estimate of total costs at contract completion.

Minority partners' interests in consolidated partnerships represent a 49% non-affiliated interest in RT Tri-State LLC, owner of an eight property suburban office portfolio, a 40% non-affiliated interest in Omni Partners, L.P., owner of a 579,000 square foot suburban office property and a 49% non-affiliated interest in Metropolitan 919 Third Avenue, LLC, owner of the property located at 919 Third Avenue, New York, NY. Limited partners' minority interest in the Operating Partnership was approximately 11.1% and 10.3% at September 30, 2003 and 2002, respectively.

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

The accompanying interim unaudited financial statements have been prepared by the Company's management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2002.

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

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". It also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions related to the disposal of a segment of a business. The Company adopted Statement No. 144 on January 1, 2002. The adoption of this statement did not have a material effect on the results of operations or the financial position of the Company. The adoption of Statement No. 144 does not have an impact on net income allocable to common shareholders. Statement No. 144 only impacts the presentation of the results of operations and gain on sales of depreciable real estate assets for those properties sold during the period within the consolidated statements of income. In accordance with the provisions of Statement No. 144, the Company allocated approximately $2.3 million and $6.8 million of it unsecured corporate interest expense to discontinued operations for the three and nine months ended September 30, 2003, respectively.

On July 1, 2001 and January 1, 2002, the Company adopted FASB Statement No.141 "Business Combinations" and FASB Statement No. 142, "Goodwill and Other Intangibles", respectively. As part of the acquisition of real estate assets, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and building improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, and value of tenant relationships, based in each case on their fair values. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. If the Company incorrectly estimates the values at acquisition or the undiscounted cash flows, initial allocation of purchase price and future impairment charges may be different.

Recent Accounting Pronouncements

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

The following table sets forth the Company's pro forma information for its Class A common stockholders for the three and nine months ended September 30, 2003 and 2002 (in thousands except earnings per share data):


                                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                                             SEPTEMBER 30,           SEPTEMBER 30,
                                                         --------------------    --------------------
                                                           2003        2002        2003        2002
                                                         --------    --------    --------    --------
Net income as reported ..............................    $  7,613    $ 12,334    $ 19,977    $ 35,041
Add:  Stock option expense included in net
      income ........................................           1          --           4          --
Less:  Stock option expense determined under
       fair value recognition method for all awards..         (64)        (76)       (208)       (306)
                                                         --------    --------    --------    --------
Pro forma net income ................................    $  7,550    $ 12,258    $ 19,773    $ 34,735
                                                         ========    ========    ========    ========
Net income per share as reported:
     Basic ..........................................    $    .16    $    .25    $    .42    $    .70
                                                         ========    ========    ========    ========
     Diluted ........................................    $    .16    $    .25    $    .41    $    .69
                                                         ========    ========    ========    ========
Pro forma net income per share:
     Basic ..........................................    $    .16    $    .25    $    .41    $    .69
                                                         ========    ========    ========    ========
     Diluted ........................................    $    .16    $    .25    $    .41    $    .69
                                                         ========    ========    ========    ========


The fair value for those options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine month periods ended September 30, 2003 and 2002:

                                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           SEPTEMBER 30,        SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2003      2002        2003      2002
                                                         ----      -----       -----     -----
Risk free interest rate ..........................        3.0%      3.0%        3.0%      3.0%
Dividend yield ...................................       7.38%     7.44%       7.38%     7.44%
Volatility factor of the expected market price
     of the Company's Class A common stock .......       .193      .196        .193      .196
Weighted average expected option life (in years) .        5.0       6.0         5.0       6.0



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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which explains how to identify variable interest entities ("VIE") and how to assess whether to consolidate such entities. The initial determination of whether an entity qualifies as a VIE shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date of a triggering event, as defined. The provisions of this interpretation are immediately effective for VIE's formed after January 31, 2003. On October 9, 2003, the FASB issued FIN 46-6, deferring the effective date until the first interim or annual period ending after December 15, 2003 for interests held by public companies in variable interest entities created before February 1, 2003. Management has not yet determined whether any of its consolidated or unconsolidated subsidiaries represent VIE's pursuant to such interpretation. Such determination could result in a change in the Company's consolidation policy related to such entities.

3.       MORTGAGE NOTES PAYABLE

As of September 30, 2003, the Company had approximately $731.1 million of fixed rate mortgage notes, which mature at various times between 2004 and 2027. The notes are secured by 21 properties with an aggregate carrying value of approximately $1.5 billion which are pledged as collateral against the mortgage notes payable. In addition, approximately $44.3 million of the $731.1 million is recourse to the Company and certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and / or the Company.

The following table sets forth the Company's mortgage notes payable as of September 30, 2003, by scheduled maturity date (dollars in thousands):

                                                     Principal         Interest         Maturity         Amortization
Property                                            Outstanding          Rate             Date           Term (Years)
-----------------------------------------------    --------------     -----------    ---------------     --------------
80 Orville Dr, Islip, NY                             $     2,616          10.10%     February, 2004      Interest only
395 North Service Road, Melville, NY                      19,403           6.45%      October, 2005      $34 per month
200 Summit Lake Drive, Valhalla, NY                       19,050           9.25%      January, 2006           25
1350 Avenue of the Americas, NY, NY                       74,046           6.52%         June, 2006           30
Landmark Square, Stamford, CT (a)                         44,302           8.02%      October, 2006           25
100 Summit Lake Drive, Valhalla, NY                       18,075           8.50%        April, 2007           15
333 Earle Ovington Blvd, Mitchel Field, NY (b)            53,125           7.72%       August, 2007           25
810 Seventh Avenue, NY, NY                                81,710           7.73%       August, 2009           25
100 Wall Street, NY, NY                                   35,408           7.73%       August, 2009           25
6900 Jericho Turnpike, Syosset, NY                         7,259           8.07%         July, 2010           25
6800 Jericho Turnpike, Syosset, NY                        13,754           8.07%         July, 2010           25
580 White Plains Road, Tarrytown, NY                      12,530           7.86%    September, 2010           25
919 Third Ave, NY, NY (c)                                244,919          6.867%       August, 2011           30
110 Bi-County Blvd., Farmingdale, NY                       3,462          9.125%     November, 2012           20
One Orlando Center, Orlando, FL (d)                       37,914           6.82%     November, 2027           28
120 West 45th Street, NY, NY (d)                          63,507           6.82%     November, 2027           28
                                                     -----------
Total/Weighted Average                               $   731,080           7.26%
                                                     ===========

------------------------
     (a) Encompasses six Class A office properties
     (b) The Company has a 60% general partnership interest in this property and its proportionate share of the aggregate principal amount is approximately $31.9 million
     (c) The Company has a 51% membership interest in this property and its proportionate share of the aggregate principal amount is approximately $124.9 million
     (d) Subject to interest rate adjustment on November 1, 2004 to the greater of 8.82% per annum or the yield on non-callable U.S. treasury obligations with a term of fifteen years plus 2% per annum.

In addition, the Company has a 60% interest in an unconsolidated joint venture property. The Company's share of the mortgage debt at September 30, 2003 is approximately $8.0 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005 at which time the Company's share of the mortgage debt will be approximately $6.9 million.

4.       SENIOR UNSECURED NOTES

As of September 30, 2003, the Operating Partnership had outstanding approximately $499.4 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures by scheduled maturity date (dollars in thousands):

                                  FACE
                ISSUANCE         AMOUNT       COUPON RATE      TERM              MATURITY
            ---------------     ---------     -----------     --------        ---------------
             March 26, 1999     $ 100,000        7.40%         5 years         March 15, 2004
              June 17, 2002     $  50,000        6.00%         5 years          June 15, 2007
            August 27, 1997     $ 150,000        7.20%        10 years        August 28, 2007
             March 26, 1999     $ 200,000        7.75%        10 years         March 15, 2009


Interest on the Senior Unsecured Notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates. In addition, the Senior Unsecured Notes issued on March 26, 1999 and June 17, 2002 were issued at aggregate discounts of $738,000 and $267,500, respectively. Such discounts are being amortized over the term of the Senior Unsecured Notes to which they relate.

5.       UNSECURED CREDIT FACILITY

The Company currently has a three year $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and Citicorp North America, Inc. and Wachovia Bank, National Association, as co-documentation agents. The Credit Facility matures in December 2005, contains options for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. As of September 30, 2003, borrowings under the Credit Facility were priced off LIBOR plus 90 basis points and the Credit Facility carried a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership's unsecured credit rating the interest rates and facility fee are subject to change. (see Note 12) The outstanding borrowings under the Credit Facility were $374 million at September 30, 2003.

The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At September 30, 2003, the Company had availability under the Credit Facility to borrow approximately an additional $126 million, subject to compliance with certain financial covenants.

6. COMMERCIAL REAL ESTATE INVESTMENTS

As of September 30, 2003, the Company owned and operated 78 office properties (inclusive of ten office properties owned through joint ventures) comprising approximately 13.8 million square feet, 102 industrial / R&D properties comprising approximately 6.8 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area. For information relating to events subsequent to September 30, 2003, see Footnote 12.

As of September 20, 3003, the Company also owned approximately 313 acres of land in 12 separate parcels of which the Company can develop approximately 3.0 million square feet of office space and approximately 400,000 square feet of industrial / R&D space. The Company is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of September 30, 2003, the Company had invested approximately $150.8 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values. As of September 30, 2003, the Company has capitalized approximately $7.1 million related to real estate taxes, interest and other carrying costs related to these development projects. In October 2003, the Company entered into contracts to sell two land parcels aggregating approximately 128 acres of its land holdings located in New Jersey. The contracts provided for aggregate sales prices ranging from $23 million to $43 million. These sales are contingent upon obtaining zoning for residential use of the land and other customary approvals. The proceeds ultimately received from such sales will be based upon the number of residential units permitted by the rezoning. The closing is scheduled to occur upon the rezoning which is anticipated to occur within 12 to 36 months.

During February 2003, the Company, through Reckson Construction Group, Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, New York and has been retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction closed on March 11, 2003 and development of the aforementioned office building has commenced. Net proceeds from the land sale of approximately $18.3 million were used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to Section 1031 of the Code. The Code allows for the deferral of taxes related to the gain attributable to the sale of property if such qualified identified replacement property is identified within 45 days and acquired within 180 days from the initial sale. As described below, the Company has since identified and acquired certain qualified replacement properties and an interest in a qualified joint venture property for purposes of this exchange. In accordance with Statement No. 66, the Company has estimated its pre-tax gain on this land sale and build-to-suit transaction to be approximately $20.9 million of which $3.3 million and $13.4 million has been recognized during the three and nine months ended September 30, 2003, respectively, and is included in investment and other income on the accompanying statements of income. Approximately $7.5 million is estimated to be earned in future periods as the development progresses.

On May 22, 2003, the Company, through Reckson Construction Group, Inc., acquired two industrial redevelopment properties in Hauppauge, Long Island encompassing approximately 100,000 square feet for total consideration of approximately $6.5 million. On August 27, 2003, the Company, through Reckson Construction Group, Inc., acquired the remaining 49% interest in the property located at 275 Broadhollow Road, Melville, NY, from the Company's joint venture partner, Teachers Insurance and Annuity Association, for approximately $12.4 million. These acquisitions were financed from the sales proceeds being held by the previously referenced qualified intermediary and the properties acquired were identified, qualified replacement properties. As a result of these acquisitions, the Company successfully completed the exchange of real property pursuant to
Section 1031 and thereby deferred the taxes related to the gain recognized on the sale proceeds received from the land sale to First Data Corp.

On August 7, 2003, the Company acquired a ten story, 181,800 square foot Class A office property located in Stamford, Connecticut. This acquisition was financed, in part, through an advance under the Credit Facility of $21.6 million and the issuance of 465,845 Class C common units of limited partnership interest valued at $24.00 per unit. In accordance with FASB Statement No. 141 "Business Combinations", the Company allocated and recorded a net deferred intangible lease asset of approximately $1.5 million, representing the net value of acquired above and below market leases, assumed lease origination costs and other value of in-place leases. The net value of the above and below market leases is amortized over the remaining terms of the respective leases to rental income and such amortization amounted to approximately $133,000 during the third quarter of 2003. In addition, amortization expense on the value of lease origination costs was approximately $45,500 for the third quarter 2003. At acquisition, there were 16 in-place leases aggregating approximately 136,000 square feet with a weighted average remaining lease term of approximately 30 months.

On September 5, 2003, the Company acquired a $15 million participating interest in a $30 million junior mezzanine loan secured by, among other things, a pledge of the ownership interest of an entity which owns the ground leasehold estate under a 1.1 million square foot Class A office complex located on Long Island, New York. The loan matures on September 9, 2005 and the borrower has the right to extend the loan for three additional one year periods. The loan is comprised of three tranches based upon priority: a $14 million A tranche, a $14 million B tranche and a $2 million C tranche. The Company acquired a 25% interest in the A tranche, a 75% interest in the B tranche and a 50% interest in the C tranche. Interest is payable on the tranches at 9.5%, 12.5% and 12.5%, respectively, over the greater of one month LIBOR or 1.63%. As a result, the minimum weighted average interest rate accruing to the Company is 13.43%. In addition, as part of the Company's participation it received a 1% origination fee amounting to $150,000. Such fee is being recognized over a three year period.

The Company holds a $17.0 million interest in a note receivable which bears interest at 12% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, NY (the "Omni Note"). The Company currently owns a 60% majority partnership interest in Omni Partnership, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. As of September 30, 2003, the Company held three other notes receivable aggregating $36.5 million bearing interest at rates ranging from 10.5% to 12% per annum. On October 27, 2003, the Company was repaid in full on one of these notes totaling $20 million and issued a $5 million note receivable to the same minority partner under terms similar to the repaid note. These notes are secured in part by a minority partner's preferred unit interest in the Operating Partnership, certain interest in real property and a personal guarantee (the "Other Notes" and collectively with the Omni Note, the "Note Receivable Investments"). Management has made subjective assessments as to the underlying security value on the Company's Note Receivable Investments. These assessments indicated an excess of market value over carrying value related to the Company's Note Receivable Investments. Based on these assessments, the Company's management believes there is no impairment to the carrying value related to the Company's Note Receivable Investments. The Company also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Company's initial New York City portfolio acquisition. This property is cross collateralized under a $101.4 million mortgage note along with one of the Company's New York City buildings.

The Company also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV"), which it manages. The remaining 40% interest is owned by JAH Realties, L.P. Jon Halpern, a director of HQ Global Workplaces, is a partner in JAH Realties, L.P. As of September 30, 2003, the 520JV had total assets of $19.8 million, a mortgage note payable of $12.1 million and other liabilities of $135,000. The Company's allocable share of the 520JV mortgage note payable is approximately $8.0 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. During the second quarter of 2003, HQ Global Workplaces, a tenant of the 520JV surrendered approximately one-third of its premises. As a result, the 520JV incurred a write-off of $633,000 relating to its deferred rents receivable and incurred a net loss of approximately $181,000 for the nine months ended September 30, 2003. The operating agreement of the 520JV requires joint decisions from all members on all significant operating and capital decisions including sale of the property, refinancing of the property's mortgage debt, development and approval of leasing strategy and leasing of rentable space. As a result of the decision-making participation relative to the operations of the property, the Company accounts for the 520JV under the equity method of accounting. In accordance with the equity method of accounting the Company's proportionate share of the 520JV income (loss) was approximately $134,000 and ($30,000) for the three and nine months ended September 30, 2003, respectively.

During September 2000, the Company formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed nine Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV which was then distributed to the Company. In August 2003, the Company acquired TIAA's 49% interest in the property located at 275 Broadhollow Road, Melville, NY, for approximately $12.4 million. As a result, the Tri-State JV owns eight Class A suburban office properties aggregating approximately 1.4 million square feet. The Company is responsible for managing the day-to-day operations and business affairs of the Tri-State JV and has substantial rights in making decisions affecting the properties such as leasing, marketing and financing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Company consolidates the Tri-State JV.

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

During September 2003, the Board of Directors of the Company declared the following dividends on the Company's securities:

                                                                                                       ANNUALIZED
                             DIVIDEND /       RECORD             PAYMENT             THREE MONTHS       DIVIDEND /
     SECURITY              DISTRIBUTION        DATE                DATE                 ENDED         DISTRIBUTION
     --------              ------------        ----                ----                 -----         ------------
Class A common stock         $ .4246      October 6, 2003     October 17, 2003     September 30, 2003   $ 1.6984
Class B common stock         $ .6471      October 15, 2003    October 31, 2003     October 31, 2003     $ 2.5884
Series A preferred stock     $ .476563    October 15, 2003    October 31, 2003     October 31, 2003     $ 1.9063
Series B preferred stock     $ .553125    October 15, 2003    October 31, 2003     October 31, 2003     $ 2.2125


On September 30, 2003, the Company had issued and outstanding 9,915,313 shares of Class B Exchangeable Common Stock, par value $.01 per share (the "Class B common stock"). The shares of Class B common stock are exchangeable at any time, at the option of the holder, into an equal number of shares of Class A common stock, subject to customary antidilution adjustments. The Company, at its option, may redeem any or all of the Class B common stock in exchange for an equal number of shares of the Company's Class A common stock at any time following November 23, 2003.

On October 24, 2003, the Company gave notice to its Class B common stockholders that it will exercise its option to exchange all of its Class B common stock outstanding on November 25, 2003 for an equal number of shares of Class A common stock. The Board of Directors has declared a final cash dividend on the Company's Class B common stock to holders of record on November 25, 2003 in the amount of $.1758 per share, payable on January 12, 2004. This payment will cover the period from November 1, 2003 through November 25, 2003 and is based on the current quarterly Class B common stock dividend rate of $.6471 per share. In order to align the regular quarterly dividend payment schedule of the former holders of Class B common stock with the schedule of the holders of Class A common stock for periods subsequent to the exchange date for the Class B common stock, the Board of Directors has also declared a cash dividend with regard to the Class A common stock to holders of record on October 14, 2003 in the amount of $.2585 per share, payable on January 12, 2004. This payment will cover the period from October 1, 2003 through November 25, 2003 and is based on the current quarterly Class A common stock dividend rate of $.4246 per share. As a result, the Company will have declared dividends through November 25, 2003 to all holders of Class A common stock and Class B common stock. The Board of Directors has also declared the Class A common stock cash dividend for the portion of the fourth quarter subsequent to November 25, 2003. The holders of record of Class A common stock on January 2, 2004, giving effect to the exchange transaction, will receive a Class A common stock dividend in the amount of $.1661 per share, payable on January 12, 2004. This payment will cover the period from November 26, 2003 through December 31, 2003 and is based on the current quarterly Class A common stock dividend rate of $.4246 per share.

The Board of Directors of the Company has authorized the purchase of up to five million shares of the Company's Class A common stock and / or its Class B common stock. Transactions conducted on the New York Stock Exchange will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. During the nine months ended September 30, 2003, under this buy-back program, the Company purchased 252,000 shares of Class A common stock at an average price of $18.01 per Class A share for an aggregate purchase price of approximately $4.5 million.

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

On September 30, 2003, the Company had issued and outstanding 8,834,500 shares of 7.625% Series A Convertible Cumulative Preferred Stock (the "Series A preferred stock"). The Series A preferred stock is redeemable by the Company on or after April 13, 2003 at a price of approximately $25.95 per share with such price decreasing, at annual intervals, to $25.00 per share over a five year period. In addition, the Series A preferred stock, at the option of the holder, is convertible at any time into the Company's Class A common stock at a price of $28.51 per share. During the fourth quarter of 2002, the Company purchased and retired 357,500 shares of its Class A preferred stock at $22.29 per share for approximately $8.0 million.

The Company currently has issued and outstanding two million shares of Series B Convertible Cumulative Preferred Stock (the "Series B preferred stock"). The Series B preferred stock is redeemable by the Company as follows: (i) on or after June 3, 2003 to and including June 2, 2004, at $25.50 per share and (ii) on or after June 3, 2004 and thereafter, at $25.00 per share. In addition, the Series B preferred stock, at the option of the holder, is convertible at any time into the Company's Class A common stock at a price of $26.05 per share. The Series B preferred stock currently accumulates dividends at a rate of 8.85% per annum

On August 7, 2003, in conjunction with the Company's acquisition of a Class A office property located in Stamford, Connecticut (see Note 6), it issued 465,845 Class C common units of limited partnership interest. The Class C common units will receive an initial annual distribution of $1.87 per unit, which amount will increase or decrease pro-rata based upon changes in the dividend paid on the Company's Class A common stock. On October 17, 2003, the Company paid a distribution on the Class C common units of approximately $130,000 for the period from August 7, 2003 through September 30, 2003.

The Company had historically structured long term incentive programs ("LTIP") using restricted stock and stock loans. In July 2002, as a result of certain provisions of the Sarbanes Oxley legislation, the Company discontinued the use of stock loans in its LTIP. In connection with LTIP grants made prior to the enactment of the Sarbanes Oxley legislation the Company made stock loans to certain executive and senior officers to purchase 1,372,393 shares of its Class A common stock at market prices ranging from $18.44 per share to $27.13 per share. The stock loans were set to bear interest at the mid-term Applicable Federal Rate and were secured by the shares purchased. Such stock loans (including accrued interest) vest and are ratably forgiven each year on the anniversary of the grant date based upon vesting periods ranging from four to ten years based on continued service and in part on attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. Approximately $3.3 million of compensation expense was recorded for each of the nine month periods ended September 30, 2003 and 2002, respectively, related to these LTIP. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

The outstanding stock loan balances due from executive and senior officers aggregated approximately $13.0 million and $17.0 million at September 30, 2003 and December 31, 2002, respectively, and have been included as a reduction of additional paid in capital on the accompanying consolidated balance sheets. Other outstanding loans to executive and senior officers at September 30, 2003 amounted to approximately $1.0 million related to life insurance contracts and approximately $2.0 million primarily related to tax payment advances on stock compensation awards made to certain non-executive officers.

In November 2002 and March 2003 an award of rights was granted to certain executive officers of the Company (the "2002 Rights" and "2003 Rights", respectively and collectively, the "Rights"). Each Right represents the right to receive, upon vesting, one share of Class A common stock if shares are then available for grant under one of the Company's stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights will vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights will be earned as of March 13, 2005 and will vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the Rights. The 2002 Rights aggregate 190,524 shares of the Company's Class A common stock and the 2003 Rights aggregate 60,760 shares of Class A common stock. During the three and nine months ended September 30, 2003, the Company recorded approximately $228,000 and $653,000 of compensation expense, respectively, related to the Rights. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

In March 2003, the Company established a new LTIP for its executive and senior officers. The four-year plan has a core award which provides for annual stock based compensation based upon continued service and in part based on attaining certain annual performance measures. The plan also has a special outperformance award which provides for compensation to be earned at the end of a four year period if the Company attains certain four year cumulative performance measures. Amounts earned under the special outperformance award may be paid in cash or stock at the discretion of the Compensation Committee of the Board. Performance measures are based on total shareholder returns on a relative and absolute basis. On March 13, 2003, the Company made available 1,384,102 shares of its Class A common stock under its existing stock option plans in connection with the core award of this LTIP for twelve of its executive and senior officers. During May 2003, two of the Company's executive officers waived these awards under this LTIP in their entirety, which aggregated 277,778 shares or 20% of the core awards granted. In addition, the special outperformance awards of the LTIP were amended to increase the per share base price above which the four year cumulative return is measured from $18.00 to $22.40. With respect to the core award of this LTIP, the Company recorded approximately $403,000 and $2.0 million of compensation expense for the three and nine months ended September 30, 2003, respectively. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income. Further, no provision will be made for the special outperformance award of this LTIP until such time as achieving the requisite performance measures is determined to be probable.

Basic net income per share on the Company's Class A common stock was calculated using the weighted average number of shares outstanding of 48,009,138 and 49,525,372 for the three months ended September 30, 2003 and 2002, respectively, and 48,069,657 and 50,102,817 for the nine months ended September 30, 2003 and 2002, respectively.

Basic net income per share on the Company's Class B common stock was calculated using the weighted average number of shares outstanding of 9,915,313 and 10,010,423 for the three months ended September 30, 2003 and 2002, respectively and 9,915,313 and 10,191,483 for the nine months ended September 30, 2003 and 2002, respectively.

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

The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted net income per weighted average common share and the computation of basic and diluted net income per weighted average share for the Company's Class A common stock (in thousands except for earnings per share data):

                                                                        Three Months Ended      Nine Months Ended
                                                                           September 30,           September 30,
                                                                       --------------------    --------------------
                                                                         2003        2002        2003        2002
                                                                       --------    --------    --------    --------
Numerator:
     Income before discontinued operations, dividends to preferred
         shareholders and (income) allocated to Class B shareholders   $ 10,956    $ 13,538    $ 31,922    $ 46,828
     Discontinued operations (net of share applicable to limited
         partners and Class B shareholders) ........................      3,321       6,180       7,823      11,882
     Dividends to preferred shareholders ...........................     (5,316)     (5,487)    (15,950)    (16,461)
     (Income) allocated to Class B common shareholders .............     (1,348)     (1,897)     (3,818)     (7,208)
                                                                       --------    --------    --------    --------
Numerator for basic and diluted earnings per Class A common share ..   $  7,613    $ 12,334    $ 19,977    $ 35,041
                                                                       ========    ========    ========    ========
Denominator:
     Denominator for basic earnings per share - weighted average
     Class A common shares .........................................     48,009      49,525      48,070      50,103
     Effect of dilutive securities:
            Common stock equivalents ...............................        170         300         135         342
                                                                       --------    --------    --------    --------
Denominator for diluted earnings per Class A common share -
     adjusted weighted average shares and assumed conversions ......     48,179      49,825      48,205      50,445
                                                                       ========    ========    ========    ========
Basic earnings per weighted average common share:
     Class A common - income from continuing operations ............   $    .09    $    .13    $    .26    $    .46
     Gain on sales of depreciable real estate assets ...............         --          --          --          --
     Discontinued operations .......................................        .07         .12         .16         .24
                                                                       --------    --------    --------    --------
     Net income per Class A common share ...........................   $    .16    $    .25    $    .42    $    .70
                                                                       ========    ========    ========    ========
Diluted earnings per weighted average common share:
     Class A common - income from continuing operations ............   $    .09    $    .13    $    .25    $    .45
     Gain on sales of depreciable real estate assets ...............         --          --          --          --
     Discontinued operations .......................................        .07         .12         .16         .24
                                                                       --------    --------    --------    --------
     Diluted net income per Class A common share ...................   $    .16    $    .25    $    .41    $    .69
                                                                       ========    ========    ========    ========

The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted net income per weighted average common share and the computation of basic and diluted net income per weighted average share for the Company's Class B common stock (in thousands except for earnings per share data):

                                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                   SEPTEMBER 30,          SEPTEMBER 30,
                                                              --------------------    --------------------
                                                                2003        2002        2003        2002
                                                              --------    --------    --------    --------
Numerator:
     Income before discontinued operations, dividends to
       preferred shareholders and (income) allocated to
       Class A shareholders ...............................   $ 10,956    $ 13,538    $ 31,922    $ 46,828
     Discontinued operations (net of share  applicable to
       limited partners and Class A shareholders) .........      1,048       1,903       2,462       3,672
     Dividends to preferred shareholders ..................     (5,316)     (5,487)    (15,950)    (16,461)
     (Income) allocated to Class A common shareholders ....     (4,292)     (6,154)    (12,154)    (23,159)
                                                              --------    --------    --------    --------
Numerator for basic earnings per Class B common share .....      2,396       3,800       6,280      10,880
Add back:
     Income allocated to Class A common shareholders ......      7,613      12,334      19,977      35,041
     Limited partner's  minority interest in the operating
       partnership ........................................      1,202       1,941       3,072       5,538
                                                              --------    --------    --------    --------
Numerator for diluted earnings per Class B common share ...   $ 11,211    $ 18,075    $ 29,329    $ 51,459
                                                              ========    ========    ========    ========
Denominator:
     Denominator for basic earnings per share-weighted
       average Class B common shares ......................      9,915      10,010       9,915      10,191
     Effect of dilutive securities:
       Weighted average Class A common shares outstanding .     48,009      49,525      48,070      50,103
       Weighted average OP Units outstanding ..............      7,554       7,276       7,370       7,427
       Common stock equivalents ...........................        170         300         135         342
                                                              --------    --------    --------    --------
Denominator for diluted earnings per Class B common share -
  adjusted weighted average shares and assumed conversions      65,648      67,111      65,490      68,063
                                                              ========    ========    ========    ========
Basic earnings per weighted average common share:
     Class B common - income from continuing operations ...   $    .13    $    .19    $    .38    $    .71
     Gain on sales of depreciable real estate assets ......         --          --          --          --
     Discontinued operations ..............................        .11         .19         .25         .36
                                                              --------    --------    --------    --------
     Net income per Class B common share ..................   $    .24    $    .38    $    .63    $   1.07
                                                              ========    ========    ========    ========
Diluted earnings per weighted average common share:
     Class B common - income from continuing operations ...   $    .15    $    .23    $    .41    $    .70
     Gain on sales of depreciable real estate assets ......         --          --          --          --
     Discontinued operations ..............................        .02         .03         .04         .05
                                                              --------    --------    --------    --------
     Diluted net income per Class B common share ..........   $    .17    $    .26    $    .45    $    .75
                                                              ========    ========    ========    ========

8. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (IN THOUSANDS)

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                   -----------------------
                                                                      2003          2002
                                                                   ---------     ---------
       Cash paid during the period for interest................    $  79,193     $  79,456
                                                                   =========     =========
       Interest capitalized during the period .................    $   5,804     $   6,354
                                                                   =========     =========


9.       SEGMENT DISCLOSURE

The Company owns all of the interests in its real estate properties directly or indirectly through the Operating Partnership. The Company's portfolio consists of Class A office properties located within the New York City metropolitan area and Class A suburban office and industrial / R&D properties located and operated within the Tri-State Area (the "Core Portfolio"). The Company's portfolio also includes one office property located in Orlando, Florida. The Company has Managing Directors who report directly to the President and Chief Financial Officer who have been identified as the Chief Operating Decision Makers due to their final authority over resource allocation, decisions and performance assessment.

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

The following table sets forth the components of the Company's revenues and expenses and other related disclosures for the three months ended September 30, 2003 and 2002 (in thousands):

                                                                                 Three months ended
                                               -----------------------------------------------------------------------------------
                                                          September 30, 2003                         September 30, 2002
                                               ----------------------------------------    ---------------------------------------
                                                 Core                      CONSOLIDATED       Core                    CONSOLIDATED
                                               Portfolio       Other          TOTALS       Portfolio      Other           TOTALS
                                               ---------      --------     ------------    ---------     --------     ------------
REVENUES:
Base rents, tenant
  escalations and reimbursements .........    $  110,167      $  1,538     $  111,705    $  112,566      $  2,158     $  114,724
Other income .............................           686         5,714          6,400           239         1,900          2,139
                                              ----------      --------     ----------    ----------      --------     ----------
Total Revenues ...........................       110,853         7,252        118,105       112,805         4,058        116,863
                                              ----------      --------     ----------    ----------      --------     ----------
EXPENSES:
Property operating expenses ..............        46,376           834         47,210        41,965         1,124         43,089
Marketing, general and administrative ....         3,895         4,344          8,239         4,244         3,158          7,402
Interest .................................        12,633         7,598         20,231        11,034         9,650         20,684
Depreciation and amortization ............        24,702         1,571         26,273        24,273         2,417         26,690
                                              ----------      --------     ----------    ----------      --------     ----------
Total Expenses ...........................        87,606        14,347        101,953        81,516        16,349         97,865
                                              ----------      --------     ----------    ----------      --------     ----------
Income (loss) before minority interests,
  preferred dividends and distributions,
  equity (loss) in earnings of real estate
  joint ventures and service companies,
  and discontinued operations ............    $   23,247      $ (7,095)    $   16,152    $   31,289      $(12,291)    $   18,998
                                              ==========      ========     ==========    ==========      ========     ==========
Total Assets .............................    $2,495,844      $446,230     $2,942,074    $2,485,675      $413,273     $2,898,948
                                              ==========      ========     ==========    ==========      ========     ==========

The following table sets forth the components of the Company's revenues and expenses and other related disclosures for the nine months ended September 30, 2003 and 2002 (in thousands):

                                                                                 Nine months ended
                                               -----------------------------------------------------------------------------------
                                                          September 30, 2003                         September 30, 2002
                                               ----------------------------------------    ---------------------------------------
                                                 Core                      CONSOLIDATED       Core                    CONSOLIDATED
                                               Portfolio       Other          TOTALS       Portfolio      Other           TOTALS
                                               ---------      --------     ------------    ---------     --------     ------------
REVENUES:
Base rents, tenant
  escalations and reimbursements..........     $327,874       $  5,145     $333,019        $329,356      $  6,575     $335,931
Other income..............................        2,520         16,063       18,583             399         5,323        5,722
                                               --------       --------     --------        --------      --------     --------
Total Revenues............................      330,394         21,208      351,602         329,755        11,898      341,653
                                               --------       --------     --------        --------      --------     --------
EXPENSES:
Property operating expenses...............      132,051          2,736      134,787         117,138         3,465      120,603
Marketing, general and administrative.....       12,055         12,700       24,755          12,207         8,716       20,923
Interest..................................       37,902         23,268       61,170          33,044        26,816       59,860
Depreciation and amortization.............       78,144          4,701       82,845          69,498         6,156       75,654
                                               --------       --------     --------        --------      --------     --------
Total Expenses............................      260,152         43,405      303,557         231,887        45,153      277,040
                                               --------       --------     --------        --------      --------     --------
Income (loss) before minority interests,
  preferred dividends and distributions,
  equity (loss) in earnings of real
  estate joint ventures and service
  companies, gain on sales of depreciable
  real estate assets and discontinued
  operations..............................     $ 70,242       $(22,197)    $ 48,045        $ 97,868      $(33,255)    $ 64,613
                                               ========       ========     ========        ========      ========     ========


10.      RELATED PARTY TRANSACTIONS

In connection with the IPO, the Company was granted ten year options to acquire ten properties (the "Option Properties") which were either owned by certain Rechler family members who were also executive officers of the Company, or in which the Rechler family members owned a non-controlling minority interest at a price based upon an agreed upon formula. In years prior to 2001, one Option Property was sold by the Rechler family members to a third party and four of the Option Properties were acquired by the Company for an aggregate purchase price of approximately $35 million, which included the issuance of approximately 475,000 OP Units valued at approximately $8.8 million. In connection with the Company's disposition of the Long Island industrial portfolio, four of the five remaining options (the "Remaining Option Properties") granted to the Company at the time of the IPO to purchase interests in properties owned by Rechler family members were terminated. In return the Company received an aggregate payment from the Rechler family members of $972,000. Rechler family members have also agreed to extend the term of the remaining option on the property located at 225 Broadhollow Road, Melville, New York (the Company's current headquarters) for five years and to release the Company from approximately 15,500 square feet under its lease at this property. In connection with the restructuring of the remaining option the Rechler family members paid Reckson $1 million in return for Reckson's agreement not to exercise the option during the next three years. As part of the agreement, the exercise price of the option payable by Reckson was increased by $1 million.

As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Code. These services are currently provided by the Service Companies in which, as of September 30, 2002, the Operating Partnership owned a 97% non-controlling interest. An entity which is substantially owned by certain Rechler family members who are also executive officers of the Company owned a 3% controlling interest in the Service Companies. In order to minimize the potential for corporate conflicts of interests, which became possible as a result of changes to the Code that permit REITs to own 100% of taxable REIT subsidiaries, the Independent Directors of the Company approved the purchase by the Operating Partnership of the remaining 3% interests in the Service Companies. On October 1, 2002, the Operating Partnership acquired such 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. Such amount was less than the total amount of capital contributed by the Rechler family members. As a result of the acquisition of the remaining interests in the Service Companies, the Operating Partnership commenced consolidating the operations of the Service Companies. During the nine months ended September 30, 2003, Reckson Construction Group, Inc. billed approximately $317,000 of market rate services and Reckson Management Group, Inc. billed approximately $207,000 of market rate management fees to the Remaining Option Properties. In addition, for the nine months ended September 30, 2003, Reckson Construction Group, Inc. performed market rate services, aggregating approximately $178,500, for a property in which certain executive officers of the Company maintain an equity interest.

Reckson Management Group, Inc. leases approximately 28,200 square feet of office and storage space at a Remaining Option Property located at 225 Broad Hollow Road, Melville, New York for its corporate offices at an annual base rent of approximately $653,000. The Company has also entered into a short term license agreement at the property for 6,000 square feet of temporary space expiring in January 2004. Reckson Management Group, Inc. also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $75,000.

A company affiliated with an Independent Director of the Company leases 15,566 square feet in a property owned by the Company at an annual base rent of approximately $447,000. Reckson Strategic Venture Partners, LLC ("RSVP") leased 5,144 square feet in one of the Company's joint venture properties at an annual base rent of approximately $176,000. On June 15, 2003, this lease was mutually terminated and RSVP vacated the premises.

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine") and RSVP. RSVP is a real estate venture capital fund which invested primarily in real estate and real estate operating companies outside the Company's core office and industrial / R&D focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of September 30, 2003 approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of September 30, 2003, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million.

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

In September 2003, RSVP completed the restructuring of its capital structure and management arrangements. In connection with the restructuring, RSVP redeemed the interest of the preferred equity holders of RSVP for an aggregate of approximately $137 million in cash and the transfer to the preferred equity holders of the assets that comprised RSVP's parking investment valued at approximately $28.5 million. RSVP also restructured its management arrangements whereby a management company formed by its former managing directors has been retained to manage RSVP pursuant to a management agreement and the employment contracts of the managing directors with RSVP have been terminated. The management agreement provides for an annual base management fee, and disposition fees equal to 2% of the net proceeds received by RSVP on asset sales. (The base management fee and disposition fees are subject to a maximum over the term of the agreement of $7.5 million.) In addition, the managing directors retained a one-third residual interest in RSVP's assets which is subordinated to the distribution of an aggregate amount of $75 million to RSVP and/or the Company in respect of its joint ventures with RSVP. The management agreement has a three-year term, subject to early termination in the event of the disposition of all of the assets of RSVP.

In connection with the restructuring, RSVP and certain of its affiliates obtained a $60 million secured loan. In connection with this loan, the Operating Partnership agreed to indemnify the lender in respect of any environmental liabilities incurred with regard to RSVP's remaining assets in which the Operating Partnership has a joint venture interest (primarily certain student housing assets held by RSVP) and guaranteed the obligation of an affiliate of RSVP to the lender in an amount up to $6 million plus collection costs for any losses incurred by the lender as a result of certain acts of malfeasance on the part of RSVP and/or its affiliates. The loan is scheduled to mature in 2006 and is expected to be repaid from proceeds of assets sales by RSVP.

As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million which was reassessed with no change by management as of September 30, 2003. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet.

Scott H. Rechler, who serves as Co-Chief Executive Officer and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP.

11.      COMMITMENTS AND CONTINGENCIES

HQ Global Workplaces, Inc. ("HQ"), one of the largest providers of flexible officing solutions in the world and which was formerly controlled by FrontLine, previously operated eleven executive office centers comprising approximately 205,000 square feet at the Company's properties, including two operated at the Company's joint venture properties. On March 13, 2002, as a result of experiencing financial difficulties, HQ voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code and subsequently rejected three of its leases with the Company and surrendered approximately an additional 20,500 square feet from two other leases. The Company has since re-leased 100% of the rejected space. In September 2003, the Bankruptcy Court approved the assumption and amendment by HQ of its remaining eight leases with the Company. The assumed leases expire between 2007 and 2011, encompass approximately 150,000 square feet and provide for current annual base rents totaling approximately $3.5 million. A committee designated by the Board and chaired by an independent director conducted all negotiations with HQ.

WorldCom/MCI and its affiliates ("WorldCom"), a telecommunications company, which leased approximately 527,000 square feet in thirteen of the Company's properties located throughout the Tri-State Area voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on July 21, 2002. The Bankruptcy Court granted WorldCom's petition to reject four of its leases with the Company. The four rejected leases aggregated approximately 282,000 square feet and were to provide for contractual base rents of approximately $7.2 million for the 2003 calendar year. The Company has agreed to restructure five of the remaining leases. Pursuant to WorldCom's Plan of Reorganization which has been confirmed by the Bankruptcy Court, WorldCom must assume or reject the remaining leases prior to the effective date of the Plan. The effective date of the Plan is estimated to occur during the first quarter of 2004. All of WorldCom's leases are current on base rental charges through November 30, 2003, other than under the four rejected leases and the Company currently holds approximately $195,000 in security deposits relating to the non-rejected leases. There can be no assurance as to whether WorldCom will affirm or reject any or all of its remaining leases with the Company.

As of September 30, 2003, WorldCom occupied approximately 245,000 square feet of office space with aggregate annual base rental revenues of approximately $4.1 million, or 1.1% of the Company's total 2003 annualized rental revenue based on base rental revenue earned on a consolidated basis.

12.   SUBSEQUENT EVENTS

On September 10, 2003, the Company announced that it had entered into agreements relating to the disposition of its Long Island industrial building portfolio (the "Disposition") to members of the Rechler family for approximately $315.5 million in cash and other consideration. The transactions contemplated by the agreements were consummated on November 10 and November 12, 2003. As a result, the Company has disposed of all but three of its 95 property, 5.9 million square foot, Long Island industrial building portfolio for approximately $225.1 million in cash and debt assumption and 3,932,111 OP Units valued at approximately $90.4 million. Approximately $210 million of cash sales proceeds from the Disposition were used to repay the Credit Facility. The remaining three properties, two of which are subject to transfer pursuant to Section 1031 of the Code, are anticipated to close within three to six months.

In addition, four of the five remaining options granted to the Company at the time of its IPO to purchase interests in properties owned by Rechler family members (including three properties in which the Rechler family members hold non-controlling interests and one industrial property) were terminated along with the Company's management contracts relating to three of such properties. In return the Company received an aggregate payment from the Rechler family members of $972,000. Rechler family members also extended the term of the remaining option on the property located at 225 Broadhollow Road, Melville, New York (the Company's current headquarters) for five years and released the Company from approximately 15,500 square feet under its lease at this property. In connection with the restructuring of the remaining option the Rechler family members paid the Company $1 million in return for the Company's agreement not to exercise the option during the next three years. As part of the agreement, the exercise price of the option payable by the Company was increased by $1 million. In addition, as part of the transaction, the Rechler family entity was granted rights of first refusal with respect to five vacant land parcels located near the industrial properties for a period of five years.

In connection with the closing, each of Donald Rechler, Roger Rechler, Gregg Rechler and Mitchell Rechler resigned as an officer of the Company. Mr. Donald Rechler remains a member of the Board of Directors of the Company. In settlement of their employment agreements, these four executives received accelerated vesting of certain equity based awards and an assignment of certain loans owed to the Company. Additionally, these exiting executives have agreed to provide two-year commitments to assist the Company in the transition and entered into specified non-compete arrangements.

In addition, the Company also announced certain other management changes and corporate governance enhancements. The reconstituted Board consists of six independent directors and Messers Scott and Donald Rechler. The Company has filled the executive positions vacated by the departing Rechler family members by promoting from within.

In conjunction with this transaction, the Company is also proposing to de-stagger its Board of Directors at its next Annual Shareholders Meeting, to opt out of state anti-takeover provisions and to authorize modification of the ownership limit currently in its charter relating to the "five or fewer rule."

The Company is also under contract to sell a 181,000 square foot office property located on Long Island for approximately $24.4 million and is scheduled to close during the fourth quarter. Net proceeds from the sale are anticipated to be used to repay the Credit Facility.

In accordance with the provisions of FASB Statement No. 144, the Company has separately identified and classified the assets and liabilities of the aforementioned 95 industrial properties and the office property located on Long Island on its consolidated balance sheets as held for sale. In addition, income from the operations of these properties has been reflected on the Company's consolidated statements of income as income from discontinued operations.

On November 10, 2003, in connection with the Company's sale of its Long Island industrial building portfolio and the settlement of the employment contracts of the departing Rechler family members, the Company incurred the following restructuring charges: (i) approximately $7.5 million related to outstanding stock loans under the Company's historical LTIP program were transferred to the purchaser and approximately $575,000 of loans related to life insurance contracts were extinguished, (ii) approximately $2.9 million paid to the departing Rechler family members in exchange for 127,689, or 100%, of their 2002 Rights and their 2003 Rights were forfeited in their entirety and (iii) with respect to two of the departing Rechler family members participating in the Company's March 2003 LTIP, each received 8,681 shares of the Company's Class A common stock related to the service component of their core award which was valued at $399,000 in the aggregate. In addition, if the Company attains its annual performance measure in March 2004, these individuals will also be entitled to each receive 26,041 shares of Class A common stock representing the balance of the annual core award as if they had remained in continuous employment with the Company. The remainder of their core awards, aggregating 208,334 shares of Class A common stock, was forfeited.

On November 10, 2003, the Company entered into a contract to acquire 1185 Avenue of the Americas, a 42-story, 1.1 million square foot Class A office tower, located between 46th and 47th Streets in New York City for $321 million. The building is presently encumbered by a $202 million mortgage and $48 million of mezzanine debt that the Company would assume at closing. The balance of the purchase price would be paid through an advance under the Credit Facility. The floating rate mortgage and mezzanine debt both mature in August 2004 and presently have a weighted average interest rate of 4.95%. The property is also encumbered by a ground lease which has a remaining term of approximately 40 years with rent scheduled to be re-set at the end of 2005 and then remain constant for the balance of the term. The closing is subject to customary consents and conditions.

As of September 30, 2003, the Credit Facility carried a facility fee of 20 basis points per annum and outstanding borrowings were priced off LIBOR plus 90 basis points. On November 12, 2003, as a result of one of the Operating Partnership's rating agencies changing the Operating Partnership's unsecured credit rating, the facility fee was increased to 30 basis points and the interest rate on outstanding borrowings was re-set to LIBOR plus 120 basis points. Based on current outstanding borrowings under the Credit Facility and giving effect to repayments under the Credit Facility as part of the Long Island industrial building portfolio sale, the change in the Operating Partnership's unsecured credit rating will increase interest expense by approximately $1.1 million per annum. In the event the Operating Partnership re-establishes its previous unsecured credit rating the interest rates and facility fee will be re-set to their previous levels.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements of Reckson Associates Realty Corp. (the "Company") and related notes thereto.

The Company considers certain statements set forth herein to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Company's expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the timing and success of acquisitions and the completion of development or redevelopment of properties, the financing of the Company's operations, the ability to lease vacant space and the ability to renew or relet space under expiring leases, involve risks and uncertainties. Many of the forward-looking statements can be identified by the use of words such as "believes", "may", "expects", "anticipates", "intends" or similar expressions. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Company can give no assurance that its expectation will be achieved. Among those risks, trends and uncertainties are: the general economic climate, including the conditions affecting industries in which our principal tenants compete; changes in the supply of and demand for office and industrial / R&D properties in the New York Tri-State area; changes in interest rate levels; changes in the Company's credit ratings; changes in the Company's cost and access to capital; downturns in rental rate levels in our markets and our ability to lease or re-lease space in a timely manner at current or anticipated rental rate levels; the availability of financing to us or our tenants; financial condition of our tenants; changes in operating costs, including utility, security and insurance costs; repayment of debt owed to the Company by third parties (including FrontLine Capital Group); risks associated with joint ventures; liability for uninsured losses or environmental matters; and other risks associated with the development and acquisition of properties, including risks that development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's current operating and development plans and estimates. These plans and estimates are subject to revisions from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

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

Revenue Recognition and Accounts Receivable

Rental revenue is recognized on a straight-line basis, which averages minimum rents over the terms of the leases. The excess of rents recognized over amounts contractually due are included in deferred rents receivable on the Company's balance sheets. The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Ancillary and other property related income is recognized in the period earned.

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

During the three and nine months ended September 30, 2003, the Company incurred approximately $373,000 and $3.7 million of bad debt expense, respectively, related to tenant receivables and deferred rents receivable which accordingly reduced total revenues and reported net income during the period.

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

Reckson Construction Group, Inc. and Reckson Construction Group New York, Inc. use the percentage-of-completion method for recording amounts earned on their contracts. This method records amounts earned as revenue in the proportion that actual costs incurred to date bear to the estimate of total costs at contract completion.

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

On July 1, 2001 and January 1, 2002, the Company adopted FASB Statement No.141 "Business Combinations" and FASB Statement No. 142, "Goodwill and Other Intangibles", respectively. As part of the acquisition of real estate assets, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and building improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, and value of tenant relationships, based in each case on their fair values. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. If the Company incorrectly estimates the values at acquisition or the undiscounted cash flows, initial allocation of purchase price and future impairment charges may be different.

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

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Company's net income because recognizing an impairment results in an immediate negative adjustment to net income. In determining impairment, if any, the Company has adopted FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." In accordance with the provisions of Statement No. 144, the Company allocated approximately $2.3 million and $6.8 million of its unsecured corporate interest expense to discontinued operations for the three and nine months ended September 30, 2003, respectively.

OVERVIEW AND BACKGROUND

The Company is a self-administered and self-managed real estate investment trust ("REIT") specializing in the ownership, operation, acquisition, leasing, financing, management and development of office and industrial / R&D properties. The Company's growth strategy is focused on the real estate markets in and around the New York tri-state area (the "Tri-State Area").

As of September 30, 2003, the Company owned and operated 78 office properties (inclusive of ten office properties owned through joint ventures) comprising approximately 13.8 million square feet, 102 industrial / R&D properties comprising approximately 6.8 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area. For information relating to events subsequent to September 30, 2003, see "Recent Developments".

As of September 20, 3003, the Company also owned approximately 313 acres of land in 12 separate parcels of which the Company can develop approximately 3.0 million square feet of office space and approximately 400,000 square feet of industrial / R&D space. The Company is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of September 30, 2003, the Company had invested approximately $150.8 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values. As of September 30, 2003, the Company has capitalized approximately $7.1 million related to real estate taxes, interest and other carrying costs related to these development projects. In October 2003, the Company entered into contracts to sell two land parcels aggregating approximately 128 acres of its land holdings located in New Jersey. The contracts provided for aggregate sales prices ranging from $23 million to $43 million. These sales are contingent upon obtaining zoning for residential use of the land and other customary approvals. The proceeds ultimately received from such sales will be based upon the number of residential units permitted by the rezoning. The closing is scheduled to occur upon the rezoning which is anticipated to occur within 12 to 36 months.

During February 2003, the Company, through Reckson Construction Group, Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, New York and has been retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction closed on March 11, 2003 and development of the aforementioned office building has commenced. Net proceeds from the land sale of approximately $18.3 million were used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"). The Code allows for the deferral of taxes related to the gain attributable to the sale of property if such qualified identified replacement property is identified within 45 days and acquired within 180 days from the initial sale. As described below, the Company has since identified and acquired certain qualified replacement properties and an interest in a qualified joint venture property for purposes of this exchange. In accordance with Statement No. 66, the Company has estimated its pre-tax gain on this land sale and build-to-suit transaction to be approximately $20.9 million of which $3.3 million and $13.4 million has been recognized during the three and nine months ended September 30, 2003, respectively and is included in investment and other income on the Company's statements of income. Approximately $7.5 million is estimated to be earned in future periods as the development progresses.

On May 22, 2003, the Company, through Reckson Construction Group, Inc., acquired two industrial redevelopment properties in Hauppauge, Long Island encompassing approximately 100,000 square feet for total consideration of approximately $6.5 million. On August 27, 2003, the Company, through Reckson Construction Group, Inc., acquired the remaining 49% interest in the property located at 275 Broadhollow Road, Melville, NY, from the Company's joint venture partner, Teachers Insurance and Annuity Association, for approximately $12.4 million. These acquisitions were financed from the sales proceeds being held by the previously referenced qualified intermediary and the properties acquired were identified, qualified replacement properties. As a result of these acquisitions, the Company successfully completed the exchange of real property pursuant to
Section 1031 and thereby deferred the taxes related to the gain recognized on the sale proceeds received from the land sale to First Data Corp.

On August 7, 2003, the Company acquired a ten story, 181,800 square foot Class A office property located in Stamford, Connecticut. This acquisition was financed, in part, through an advance under the Company's unsecured credit facility of $21.6 million and the issuance of 465,845 Class C common units of limited partnership interest valued at $24.00 per unit. In accordance with FASB Statement No. 141 "Business Combinations", the Company allocated and recorded a net deferred intangible lease asset of approximately $1.5 million, representing the net value of acquired above and below market leases, assumed lease origination costs and other value of in-place leases. The net value of the above and below market leases is amortized over the remaining terms of the respective leases to rental income and such amortization amounted to approximately $133,000 during the third quarter of 2003. In addition, amortization expense on the value of lease origination costs was approximately $45,500 for the third quarter 2003. At acquisition, there were 16 in-place leases aggregating approximately 136,000 square feet with a weighted average remaining lease term of approximately 30 months.

On September 5, 2003, the Company acquired a $15 million participating interest in a $30 million junior mezzanine loan secured by, among other things, a pledge of the ownership interest of an entity which owns the ground leasehold estate under a 1.1 million square foot Class A office complex located on Long Island, New York. The loan matures on September 9, 2005 and the borrower has the right to extend the loan for three additional one year periods. The loan is comprised of three tranches based upon priority: a $14 million A tranche, a $14 million B tranche and a $2 million C tranche. The Company acquired a 25% interest in the A tranche, a 75% interest in the B tranche and a 50% interest in the C tranche. Interest is payable on the tranches at 9.5%, 12.5% and 12.5%, respectively, over the greater of one month LIBOR or 1.63%. As a result, the minimum weighted average interest rate accruing to the Company is 13.43%. In addition, as part of the Company's participation it received a 1% origination fee amounting to $150,000. Such fee is being recognized over a three year period.

The Company holds a $17.0 million interest in a note receivable which bears interest at 12% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, NY (the "Omni Note"). The Company currently owns a 60% majority partnership interest in Omni Partnership, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. As of September 30, 2003, the Company held three other notes receivable aggregating $36.5 million bearing interest at rates ranging from 10.5% to 12% per annum. On October 27, 2003, the Company was repaid in full on one of these notes totaling $20 million and issued a $5 million note receivable to the same minority partner under terms similar to the repaid note. These notes are secured in part by a minority partner's preferred unit interest in the Operating Partnership, certain interest in real property and a personal guarantee (the "Other Notes" and collectively with the Omni Note, the "Note Receivable Investments"). Management has made subjective assessments as to the underlying security value on the Company's Note Receivable Investments. These assessments indicated an excess of market value over carrying value related to the Company's Note Receivable Investments. Based on these assessments, the Company's management believes there is no impairment to the carrying value related to the Company's Note Receivable Investments. The Company also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Company's initial New York City portfolio acquisition. This property is cross collateralized under a $101.4 million mortgage note along with one of the Company's New York City buildings.

The Company also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV"), which it manages - the remaining 40% interest is owned by JAH Realties L.P. Jon Halpern, a director of HQ Global Workplaces, is a partner in JAH Realties, L.P. As of September 30, 2003, the 520JV had total assets of $19.8 million, a mortgage note payable of $12.1 million and other liabilities of $135,000. The Company's allocable share of the 520JV mortgage note payable is approximately $8.0 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. During the second quarter of 2003, HQ Global Workplaces, a tenant of the 520JV surrendered approximately one-third of its premises. As a result, the 520JV incurred a write-off of $633,000 relating to its deferred rents receivable and incurred a net loss of approximately $181,000 for the nine months ended September 30, 2003. The operating agreement of the 520JV requires joint decisions from all members on all significant operating and capital decisions including sale of the property, refinancing of the property's mortgage debt, development and approval of leasing strategy and leasing of rentable space. As a result of the decision-making participation relative to the operations of the property, the Company accounts for the 520JV under the equity method of accounting. In accordance with the equity method of accounting the Company's proportionate share of the 520JV income (loss) was approximately $134,000 and $(30,000) for the three and nine months ended September 30, 2003, respectively.

In connection with the IPO, the Company was granted ten year options to acquire ten properties (the "Option Properties") which were either owned by certain Rechler family members who were also executive officers of the Company, or in which the Rechler family members owned a non-controlling minority interest at a price based upon an agreed upon formula. In years prior to 2001, one Option Property was sold by the Rechler family members to a third party and four of the Option Properties were acquired by the Company for an aggregate purchase price of approximately $35 million, which included the issuance of approximately 475,000 OP Units valued at approximately $8.8 million. In connection with the Company's disposition of the Long Island industrial portfolio, four of the five remaining options (the "Remaining Option Properties") granted to the Company at the time of the IPO to purchase interests in properties owned by Rechler family members were terminated. In return the Company received an aggregate payment from the Rechler family members of $972,000. Rechler family members have also agreed to extend the term of the remaining option on the property located at 225 Broadhollow Road, Melville, New York (the Company's current headquarters) for five years and to release the Company from approximately 15,500 square feet under its lease at this property. In connection with the restructuring of the remaining option the Rechler family members paid Reckson $1 million in return for Reckson's agreement not to exercise the option during the next three years. As part of the agreement, the exercise price of the option payable by Reckson was increased by $1 million.

As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Code. These services are currently provided by the Service Companies in which, as of September 30, 2002 the Operating Partnership owned a 97% non-controlling interest. An entity which is substantially owned by certain Rechler family members who are also executive officers of the Company owned a 3% controlling interest in the Service Companies. In order to minimize the potential for corporate conflicts of interests, which became possible as a result of changes to the Code that permit REITs to own 100% of taxable REIT subsidiaries, the Independent Directors of the Company approved the purchase by the Operating Partnership of the remaining 3% interests in the Service Companies. On October 1, 2002, the Operating Partnership acquired such 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. Such amount was less than the total amount of capital contributed by the Rechler family members. As a result of the acquisition of the remaining interests in the Service Companies, the Operating Partnership commenced consolidating the operations of the Service Companies. During the nine months ended September 30, 2003, Reckson Construction Group, Inc. billed approximately $317,000 of market rate services and Reckson Management Group, Inc. billed approximately $207,000 of market rate management fees to the Remaining Option Properties. In addition, for the nine months ended September 30, 2003, Reckson Construction Group, Inc. performed market rate services, aggregating approximately $178,500, for a property in which certain executive officers of the Company maintain an equity interest.

Reckson Management Group, Inc. leases approximately 28,200 square feet of office and storage space at a Remaining Option Property located at 225 Broad Hollow Road, Melville, New York for its corporate offices at an annual base rent of approximately $653,000. The Company has also entered into a short term license agreement at the property for 6,000 square feet expiring in January 2004. Reckson Management Group, Inc. also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $75,000.

A company affiliated with an Independent Director of the Company leases 15,566 square feet in a property owned by the Company at an annual base rent of approximately $447,000. Reckson Strategic Venture Partners, LLC ("RSVP") leased 5,144 square feet in one of the Company's joint venture properties at an annual base rent of approximately $176,000. On June 15, 2003, this lease was mutually terminated and RSVP vacated the premises.

During July 1998, the Company formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Class A office properties in New York City. Currently the Company owns, through Metropolitan, five Class A office properties aggregating approximately 3.5 million square feet.

During September 2000, the Company formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed nine Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV which was then distributed to the Company. In August 2003, the Company acquired TIAA's 49% interest in the property located at 275 Broadhollow Road, Melville, NY, for approximately $12.4 million. As a result, the Tri-State JV owns eight Class A suburban office properties aggregating approximately 1.4 million square feet. The Company is responsible for managing the day-to-day operations and business affairs of the Tri-State JV and has substantial rights in making decisions affecting the properties such as leasing, marketing and financing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Company consolidates the Tri-State JV.

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

The total market capitalization of the Company at September 30, 2003 was approximately $3.3 billion. The Company's total market capitalization is based on the sum of (i) the market value of the Company's Class A common stock and common units of limited partnership interest in the Operating Partnership ("OP Units") (assuming conversion) of $23.11 per share/unit (based on the closing price of the Company's Class A common stock on September 30, 2003), (ii) the market value of the Company's Class B common stock of $23.15 per share (based on the closing price of the Company's Class B common stock on September 30, 2003),
(iii) the liquidation preference value of the Company's Series A preferred stock and Series B preferred stock of $25 per share, (iv) the liquidation preference value of the Operating Partnership's preferred units of $1,000 per unit and (v) the approximately $1.5 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) of debt outstanding at September 30, 2003. As a result, the Company's total debt to total market capitalization ratio at September 30, 2003 equaled approximately 44.9%.

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine") and RSVP. RSVP is a real estate venture capital fund, which invested primarily in real estate and real estate, operating companies outside the Company's core office and industrial / R&D focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of September 30, 2003, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of September 30, 2003, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million.

The following table sets forth the Company's original invested capital (at cost and before valuation reserves) in RSVP controlled (REIT-qualified) joint ventures and amounts, which were advanced under the RSVP Commitment to FrontLine, for its investment in RSVP controlled investments (in thousands):

                                  RSVP controlled      Amounts
                                  joint ventures      advanced        Total
                                  ---------------     --------      --------
     Privatization                  $ 21,480          $  3,520      $ 25,000
     Student Housing                  18,086             3,935        22,021
     Medical Offices                  20,185                --        20,185
     Parking                              --             9,091         9,091
     Resorts                              --             8,057         8,057
     Net leased retail                    --             3,180         3,180
     Other assets and overhead            --            21,598        21,598
                                    --------          --------      --------
                                    $ 59,751          $ 49,381      $109,132
                                    ========          ========      ========

On July 1, 2003, the Company's aggregate invested capital (before valuation reserves) in RSVP controlled (REIT-qualified) joint ventures totaled approximately $59.8 million and amounts which were advanced under the RSVP Commitment to FrontLine, for its investment in RSVP controlled investments totaled approximately $49.4 million.

In September 2003, RSVP completed the restructuring of its capital structure. In connection with the restructuring, RSVP redeemed the interest of the preferred equity holders of RSVP for an aggregate of $137 million in cash and the transfer to the preferred equity holders of the assets that comprised RSVP's parking investments valued at approximately $28.5 million. As a result of this transaction amounts formerly invested in the privatization, parking and medical office platforms have been reinvested as part of the buyout transaction.

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

RSVP also restructured its management arrangements whereby a management company formed by its former managing directors has been retained to manage RSVP pursuant to a management agreement and the employment contracts of the managing directors with RSVP have been terminated. The management agreement provides for an annual base management fee, and disposition fees equal to 2% of the net proceeds received by RSVP on asset sales. (The base management fee and disposition fees are subject to a maximum over the term of the agreement of $7.5 million.) In addition, the managing directors retained a one-third residual interest in RSVP's assets which is subordinated to the distribution of an aggregate amount of $75 million to RSVP and/or the Company in respect of its joint ventures with RSVP. The management agreement has a three-year term, subject to early termination in the event of the disposition of all of the assets of RSVP.

In connection with the restructuring, RSVP and certain of its affiliates obtained a $60 million secured loan. In connection with this loan, the Operating Partnership agreed to indemnify the lender in respect of any environmental liabilities incurred with regard to RSVP's remaining assets in which the Operating Partnership has a joint venture interest (primarily certain student housing assets held by RSVP) and guaranteed the obligation of an affiliate of RSVP to the lender in an amount up to $6 million plus collection costs for any losses incurred by the lender as a result of certain acts of malfeasance on the part of RSVP and/or its affiliates. The loan is scheduled to mature in 2006 and is expected to be repaid from proceeds of assets sales by RSVP.

As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million, which was reassessed with no change by management as of September 30, 2003. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet.

Scott H. Rechler, who serves as Co-Chief Executive Officer and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP.

RESULTS OF OPERATIONS

Three months ended September 30, 2003 as compared to the three months ended September 30, 2002:

Property operating revenues which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") decreased by approximately $3.0 million for the three months ended September 30, 2003 as compared to the 2002 period. The change in Property Operating Revenues is attributable to a weighted average decrease in property occupancy rates in certain "same store" properties amounting to approximately $3.3 million, a decrease in straight-line rental income of approximately $1.5 million in certain of our "same store" properties, a decrease in termination fees of approximately $3.0 million and approximately $600,000 related to properties sold in 2002. These decreases were offset by built-in rent increases and escalation increases in certain of our property leases of approximately $5.5 million.

Investment and other income increased by $4.3 million. This increase is primarily attributable to the gain recognized on the First Data land sale and build-to-suit construction contract of approximately $3.3 million.

Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $4.1 million or 9.6% for the three months ended September 30, 2003 as compared to the 2002 period. This increase includes a $1.5 million increase in property operating expenses and a $2.6 million increase in real estate taxes. Included in the $1.5 million of property operating expense increase is $275,000 attributable to increases in insurance costs. The insurance cost increase is primarily attributable to generally higher cost for insurance in the marketplace particularly liability insurance costs. Recently, we have seen their costs moderate and expect to see reduced costs to take effect in future periods. The increase in real estate taxes are attributable to the significant increase levied by certain municipalities, particularly in New York City and Nassau County, New York which are experiencing severe fiscal budget issues. Also included in the property operating expense increase is approximately $240,000 of increased utility costs which was primarily attributable to energy rate increases.

Gross Operating Margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the three months ended September 30, 2003 and 2002 were 57.7% and 62.4%, respectively. The decrease in Gross Operating Margins is primarily attributable to decreases in average occupancy of the portfolio and also as a result of increased Property Expenses specifically relating to insurance costs, real estate taxes and utilities.

Marketing, general and administrative expenses increased by approximately $837,000 for the three months ended September 30, 2003 as compared to the 2002 period. The increase is in part attributable to increased compensation costs including compensation costs associated with the Company's long term incentive programs which commenced in March 2003 and amounted to approximately $447,000 for the three months ended September 30, 2003. The Company also incurred an increase of property related marketing costs to lease space which amounted to approximately $83,000 and increased costs related to director fees of $107,000. Marketing, general and administrative expenses, as a percentage of total revenues were, 7.0% for the three months ended September 30, 2003 as compared to 6.3% for the 2002 period. The Company capitalized approximately $1.1 million of marketing, general and administrative expenses for each of the three-month periods ended September 30, 2003 and 2002. These costs relate to leasing, construction and development activities, which are performed by the Company and its subsidiaries.

Nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002:

Property Operating Revenues decreased by approximately $2.9 million for the nine months ended September 30, 2003 as compared to the 2002 period. The change in Property Operating Revenues is attributable to built-in rent increases and escalation increases in certain of our leases of approximately $8.6 million and $6.0 million attributable to lease up of newly developed and redeveloped properties. These increases were offset by approximately 11.7 million related to decreases in certain property occupancy rates and, decreases in rental rates.

Investment and other income increased by $12.9 million. This increase is primarily attributable to the gain recognized on the First Data land sale and build-to-suit construction contract of approximately $13.4 million. This increase in investment and other income was offset by decreases in income generated by the Service Companies.

Property Operating Expenses increased by $14.2 million or 11.8% for the nine months ended September 30, 2003 as compared to the 2002 period. This increase includes a $8.2 million increase in property operating expenses and a $6.0 million increase in real estate taxes. Included in the $8.2 million of property operating expense increase is $2.7 million attributable to increases in insurance costs. The insurance cost increase is primarily attributable to the added cost of terrorism insurance for our properties and a significant increase in our liability insurance costs. The increase in insurance costs were caused by implications of the events which occurred on September 11, 2001. Recently, we have seen insurance costs particularly related to terrorism risk begin to moderate. We expect to see reduced costs in future periods. The increase in real estate taxes are attributable to the significant increase levied by certain municipalities, particularly in New York City and Nassau County, New York which are experiencing severe fiscal budget issues. Also included in the property operating expense increase is approximately $3.6 million of increased utility and snow removal costs which resulted in part to rate increases and continued inclement weather in Northeast during the Spring months. To a lesser extent, cleaning costs increased by approximately $803,000 due to inflationary/contractual increases and property related marketing costs increased by approximately $417,000 resulting from a decrease in overall occupancy.

Gross Operating Margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the nine months ended September 30, 2003 and 2002 were 59.5% and 64.1%, respectively. The decrease in Gross Operating Margins is primarily attributable to decreases in average occupancy of the portfolio and also as a result of increased Property Expenses specifically relating to insurance costs, real estate taxes and utilities and snow removal costs.

Marketing, general and administrative expenses increased by approximately $3.8 million for the nine months ended September 30, 2003 as compared to the 2002 period. The increase is in part attributable to increased compensation costs including compensation costs associated with the Company's long term incentive programs which commenced in March 2003 and amounted to approximately $2.3 million for the nine months ended September 30, 2003. In addition, the Company incurred increased costs, over the comparable 2002 period, of approximately $500,000 related to abandoned acquisition and disposition transactions and approximately $400,000 related to director and officer's insurance and director fees. Marketing, general and administrative expenses, as a percentage of total revenues were, 7.0% for the nine months ended September 30, 2003 as compared to 6.1% for the 2002 period. The Company capitalized approximately $3.5 million of marketing, general and administrative expenses for the nine months ended September 30, 2003 as compared to $3.6 million for the 2002 period. These costs relate to leasing, construction and development activities, which are performed by the Company and its subsidiaries.

Interest expense increased by approximately $1.3 million for the nine months ended September 30, 2003 as compared to the 2002 period. The increase includes $1.4 million of interest on the Operating Partnership's $50 million, five-year senior unsecured notes issued on June 17, 2002. The increase is also affected by the reduction in capitalized interest expense of $547,000 attributable to a decrease in the level of development projects. In addition, the increase includes approximately $1.3 million which is attributable to an increase in the weighted average balance outstanding on the Company's unsecured credit facility. The weighted average balance outstanding was $319.7 million for the nine months ended September 30, 2003 as compared to $213.6 million for the nine months ended September 30, 2002. These increases were offset by a decrease of approximately $657,000 in mortgage note payable interest expense and an increase of approximately $1.3 million of corporate interest expense allocated to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and non-incremental capital expenditures, excluding incremental capital expenditures of the Company. The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operating activities along with its unsecured credit facility described below. The credit facility contains several financial covenants with which the Company must be in compliance in order to borrow funds thereunder. During certain quarterly periods, the Company may incur significant leasing costs as a result of increased market demands from tenants and high levels of leasing transactions that result from the re-tenanting of scheduled expirations or early terminations of leases. The Company is currently experiencing high tenanting costs including tenant improvement costs, leasing commissions and free rent in all of its markets. For the three and nine month periods ended September 30, 2003, the Company paid $12.0 million and $40.1 million, respectively for tenanting costs including tenant improvement costs and leasing commissions. This compares to $12.8 million and $31.0 million paid for the comparable periods ended September, 30, 2002, respectively. As a result of these and/or other operating factors the Company's cash flow from operating activities may not be sufficient to pay 100% of the quarterly dividends payable on its common stock. To meet the short-term funding requirements relating to these leasing costs, the Company may use proceeds of property sales or borrowings under its credit facility. The Company periodically reviews its dividend policy to determine the appropriateness of the Company's dividend rate relative to the Company's cash flows. The Company adjusts its dividend rate based on forecasted increases and decreases in its cash flow as well as required distributions of taxable income to maintain REIT status. There can be no assurance that the Company will maintain the current quarterly distribution level on the Class A common stock. The Company expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt and equity securities of the Company. There can be no assurance that there will be adequate demand for the Company's equity at the time or at the price in which the Company desires to raise capital through the sale of additional equity. In addition, when valuations for commercial real estate properties are high, the Company will seek to sell certain land inventory to realize value and profit created. The Company will then seek opportunities to reinvest the capital realized from these dispositions back into value-added assets in the Company's core Tri-State Area markets, as well as pursue its stock repurchase program. The Company will refinance existing mortgage indebtedness, senior unsecured notes or indebtedness under its credit facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Company anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings, equity offerings and proceeds from sales of land, will be adequate to meet the capital and liquidity requirements of the Company in both the short and long-term. The Company's senior debt is currently rated "Ba1" by Moody's and "BBB-" by Standard & Poor's. The rating agencies review the ratings assigned to an issuer such as the Company on an ongoing basis. Negative changes in the Company's ratings would result in increases in the Company's borrowing costs, including borrowings under the Company's unsecured credit facility.

As a result of current economic conditions, certain tenants have either not renewed their leases upon expiration or have paid the Company to terminate their leases. In addition, a number of U.S. companies have filed for protection under federal bankruptcy laws. Certain of these companies are tenants of the Company. The Company is subject to the risk that other companies that are tenants of the Company may file for bankruptcy protection. This may have an adverse impact on the financial results and condition of the Company. In addition, vacancy rates in our markets have been trending higher and in some instances our asking rents in our markets have been trending lower and landlords are being required to grant greater concessions such as free rent and tenant improvements. Additionally, the Company carries comprehensive liability, fire, extended coverage and rental loss insurance on all of its properties. Five of the Company's properties are located in New York City. As a result of the events of September 11, 2001, insurance companies are limiting coverage for acts of terrorism in "all risk" policies. In November 2002, the Terrorism Risk Insurance Act of 2002 was signed into law which, among other things, requires insurance companies to offer coverage for losses resulting from defined "acts of terrorism" through 2004. The Company's current insurance coverage provides for full replacement cost of its properties, except that the coverage for acts of terrorism on its properties covers losses in an amount up to $300 million per occurrence. As a result, the Company may suffer losses from acts of terrorism that are not covered by insurance. In addition, the mortgage loans which are secured by certain of the Company's properties contain customary covenants, including covenants that require the Company to maintain property insurance in an amount equal to replacement cost of the properties. There can be no assurance that the lenders under these mortgage loans will not take the position that exclusions from the Company's coverage for losses due to terrorist acts is a breach of a covenant which, if uncured, could allow the lenders to declare an event of default and accelerate repayment of the mortgage loans. Other outstanding debt instruments contain standard cross default provisions that would be triggered in the event of an acceleration of the mortgage loans. This matter could adversely affect the Company's financial results, its ability to finance and / or refinance its properties or to buy or sell properties.

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

The Company currently has a three year $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and Citicorp North America, Inc. and Wachovia Bank, National Association, as co-documentation agents. The Credit Facility matures in December 2005, contains options for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. As of September 30, 2003, borrowings under the Credit Facility were priced off LIBOR plus 90 basis points and the Credit Facility carried a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership's unsecured credit rating the interest rates and facility fee are subject to change (see "Recent Developments"). The outstanding borrowings under the Credit Facility were $374 million at September 30, 2003.

The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At September 30, 2003, the Company had availability under the Credit Facility to borrow approximately an additional $126 million, subject to compliance with certain financial covenants.

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

On September 30, 2003, the Company had issued and outstanding 9,915,313 shares of Class B Exchangeable Common Stock, par value $.01 per share (the "Class B common stock"). The Class B common stock currently receives an annual dividend of $2.5884 per share and are exchangeable at any time, at the option of the holder, into an equal number of shares of Class A common stock, subject to customary antidilution adjustments. The Company, at its option, may redeem any or all of the Class B common stock in exchange for an equal number of shares of the Company's Class A common stock at any time following November 23, 2003.

On October 24, 2003, the Company gave notice to its Class B common stockholders that it will exercise its option to exchange all of its Class B common stock outstanding on November 25, 2003 for an equal number of shares of Class A common stock. The Board of Directors has declared a final cash dividend on the Company's Class B common stock to holders of record on November 25, 2003 in the amount of $.1758 per share, payable on January 12, 2004. This payment will cover the period from November 1, 2003 through November 25, 2003 and is based on the current quarterly Class B common stock dividend rate of $.6471 per share. In order to align the regular quarterly dividend payment schedule of the former holders of Class B common stock with the schedule of the holders of Class A common stock for periods subsequent to the exchange date for the Class B common stock, the Board of Directors has also declared a cash dividend with regard to the Class A common stock to holders of record on October 14, 2003 in the amount of $.2585 per share, payable on January 12, 2004. This payment will cover the period from October 1, 2003 through November 25, 2003 and is based on the current quarterly Class A common stock dividend rate of $.4246 per share. As a result, the Company will have declared dividends through November 25, 2003 to all holders of Class A common stock and Class B common stock. The Board of Directors has also declared the Class A common stock cash dividend for the portion of the fourth quarter subsequent to November 25, 2003. The holders of record of Class A common stock on January 2, 2004, giving effect to the exchange transaction, will receive a Class A common stock dividend in the amount of $.1661 per share, payable on January 12, 2004. This payment will cover the period from November 26, 2003 through December 31, 2003 and is based on the current quarterly Class A common stock dividend rate of $.4246 per share.

The Board of Directors of the Company has authorized the purchase of up to five million shares of the Company's Class A common stock and / or its Class B common stock. Transactions conducted on the New York Stock Exchange will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. During the nine months ended September 30, 2003, under this buy-back program, the Company purchased 252,000 shares of Class A common stock at an average price of $18.01 per Class A share for an aggregate purchase price of approximately $4.5 million.

The following table sets forth the Company's historical activity under its current common stock buy-back program (dollars in thousands except per share data):

                                         SHARES                     AVERAGE                  AGGREGATE
                                       PURCHASED                PRICE PER SHARE           PURCHASE PRICE
                                   --------------------      ----------------------     --------------------
         Current program:
          Class A common                2,950,400               $    21.30                  $   62,830
          Class B Common                  368,200               $    22.90                       8,432
                                        ---------                                           ----------
                                        3,318,600                                           $   71,262
                                        =========                                           ==========

The Board of Directors of the Company has formed a pricing committee to consider purchases of up to $75 million of the Company's outstanding preferred securities.

On September 30, 2003, the Company had issued and outstanding 8,834,500 shares of 7.625% Series A Convertible Cumulative Preferred Stock (the "Series A preferred stock"). The Series A preferred stock is redeemable by the Company on or after April 13, 2003 at a price of approximately $25.95 per share with such price decreasing, at annual intervals, to $25.00 per share over a five year period. In addition, the Series A preferred stock, at the option of the holder, is convertible at any time into the Company's Class A common stock at a price of $28.51 per share. During the fourth quarter of 2002, the Company purchased and retired 357,500 shares of its Class A preferred stock at $22.29 per share for approximately $8.0 million.

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

On August 7, 2003, in conjunction with the Company's acquisition of a Class A office property located in Stamford, Connecticut it issued 465,845 Class C common units of limited partnership interest. The Class C common units will receive an initial annual distribution of $1.87 per unit, which amount will increase or decrease pro-rata based upon changes in the dividend paid on the Company's Class A common stock. On October 17, 2003, the Company paid a distribution on the Class C common units of approximately $130,000 for the period from August 7, 2003 through September 30, 2003.

Effective January 1, 2002 the Company has elected to follow FASB Statement No. 123, "Accounting for Stock Based Compensation". Statement No.123 requires the use of option valuation models which determine the fair value of the option on the date of the grant. All future employee stock option grants will be expensed over the options' vesting periods based on the fair value at the date of the grant in accordance with Statement No. 123. The Company expects minimal financial impact from the adoption of Statement No. 123. To determine the fair value of the stock options granted, the Company uses a Black-Scholes option pricing model. Historically, the Company had applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans and reported pro forma disclosures in its Form 10-K filings by estimating the fair value of options issued and the related expense in accordance with Statement No. 123. During the three and nine months ended September 30, 2003, the Company recorded approximately $1,332 and $4,000, respectively of expense related to the fair value of stock options issued. Such amounts have been included in marketing, general and administrative expenses in the Company's consolidated statements of income.

The Company's indebtedness at September 30, 2003 totaled approximately $1.5 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) and was comprised of $374 million outstanding under the Credit Facility, approximately $499.4 million of senior unsecured notes and approximately $597.9 million of mortgage indebtedness. Based on the Company's total market capitalization of approximately $3.3 billion at September 30, 2003 (calculated based on the sum of (i) the market value of the Company's Class A common stock and OP Units, assuming conversion, (ii) the market value of the Company's Class B common stock, (iii) the liquidation preference value of the Company's preferred stock, (iv) the liquidation preference value of the Operating Partnership's preferred units and (v) the $1.5 billion of debt), the Company's debt represented approximately 44.9% of its total market capitalization.

HQ Global Workplaces, Inc. ("HQ"), one of the largest providers of flexible officing solutions in the world and which was formerly controlled by FrontLine, previously operated eleven executive office centers comprising approximately 205,000 square feet at the Company's properties, including two operated at the Company's joint venture properties. On March 13, 2002, as a result of experiencing financial difficulties, HQ voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code and subsequently rejected three of its leases with the Company and surrendered approximately an additional 20,500 square feet from two other leases. The Company has since re-leased 100% of the rejected space. In September 2003, the Bankruptcy Court approved the assumption and amendment by HQ of its remaining eight leases with the Company. The assumed leases expire between 2007 and 2011, encompass approximately 150,000 square feet and provide for current annual base rents totaling approximately $3.5 million. A committee designated by the Board and chaired by an independent director conducted all negotiations with HQ.

WorldCom/MCI and its affiliates ("WorldCom"), a telecommunications company, which leased approximately 527,000 square feet in thirteen of the Company's properties located throughout the Tri-State Area voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on July 21, 2002. The Bankruptcy Court granted WorldCom's petition to reject four of its leases with the Company. The four rejected leases aggregated approximately 282,000 square feet and were to provide for contractual base rents of approximately $7.2 million for the 2003 calendar year. The Company has agreed to restructure five of the remaining leases. Pursuant to WorldCom's Plan of Reorganization which has been confirmed by the Bankruptcy Court, WorldCom must assume or reject the remaining leases prior to the effective date of the Plan. The effective date of the Plan is estimated to occur during the first quarter of 2004. All of WorldCom's leases are current on base rental charges through November 30, 2003, other than under the four rejected leases and the Company currently holds approximately $195,000 in security deposits relating to the non-rejected leases. There can be no assurance as to whether WorldCom will affirm or reject any or all of its remaining leases with the Company.

As of September 30, 2003, WorldCom occupied approximately 245,000 square feet of office space with aggregate annual base rental revenues of approximately $4.1 million, or 1.1% of the Company's total 2003 annualized rental revenue based on base rental revenue earned on a consolidated basis.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth the Company's significant debt obligations by scheduled principal cash flow payments and maturity date and its commercial commitments by scheduled maturity at September 30, 2003 (in thousands):

                                                                 MATURITY DATE
                               ------------------------------------------------------------------------------------
                                  2003           2004           2005           2006           2007        THEREAFTER        TOTAL
                               ----------     ----------     ----------     ----------     ----------     ----------     ----------
Mortgage notes payable (1)     $    3,367     $   13,169     $   14,167     $   13,785     $   11,305     $  117,390     $  173,183
Mortgage notes payable (2) (3)         --          2,616         18,553        129,920         60,539        346,269        557,897
Senior unsecured notes                 --        100,000             --             --        200,000        200,000        500,000
Unsecured credit facility              --             --        374,000             --             --             --        374,000
Land lease obligations                848          3,425          3,429          3,410          3,350         94,286        108,748
Operating leases                      350          1,313          1,359          1,407          1,455            683          6,567
Air rights lease
  obligations                          95            379            379            379            379          4,280          5,891
                               ----------     ----------     ----------     ----------     ----------     ----------     ----------
                               $    4,660     $  120,902     $  411,887     $  148,901     $  277,028     $  762,908     $1,726,286
                               ==========     ==========     ==========     ==========     ==========     ==========     ==========

(1)   Scheduled principal amortization payments
(2)   Principal payments due at maturity
(3) In addition, the Company has a 60% interest in an unconsolidated joint venture property. The Company's share of the mortgage debt at September 30, 2003 is approximately $8.0 million. This mortgage note bears interest at 8.85% per annum and matures on September 1, 2005 at which time the Company's share of the mortgage debt will be approximately $6.9 million

Certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and/or the Company. In addition, consistent with customary practices in non-recourse lending, certain non-recourse mortgages may be recourse to the Company under certain limited circumstances including environmental issues and breaches of material representations.

In addition, at September 30, 2003, the Company had approximately $950,000 in outstanding undrawn standby letters of credit issued under the Credit Facility. In addition, approximately $44.3 million, or 6.1%, of the Company's mortgage debt is recourse to the Company.

Recent Developments

On September 10, 2003, the Company announced that it had entered into agreements relating to the disposition of its Long Island industrial building portfolio (the "Disposition") to members of the Rechler family for approximately $315.5 million in cash and other consideration. The transactions contemplated by the agreements were consummated on November 10 and November 12, 2003. As a result, the Company has disposed of all but three of its 95 property, 5.9 million square foot, Long Island industrial building portfolio for approximately $225.1 million in cash and debt assumption and 3,932,111 OP Units valued at approximately $90.4 million. Approximately $210 million of cash sales proceeds from the Disposition were used to repay the Credit Facility. The remaining three properties, two of which are subject to transfer pursuant to Section 1031 of the Code, are anticipated to close within three to six months.

In addition, four of the five remaining options granted to the Company at the time of its IPO to purchase interests in properties owned by Rechler family members (including three properties in which the Rechler family members hold non-controlling interests and one industrial property) were terminated along with the Company's management contracts relating to three of such properties. In return the Company received an aggregate payment from the Rechler family members of $972,000. Rechler family members also extended the term of the remaining option on the property located at 225 Broadhollow Road, Melville, New York (the Company's current headquarters) for five years and released the Company from approximately 16,000 square feet under its lease at this property. In connection with the restructuring of the remaining option the Rechler family members paid the Company $1 million in return for the Company's agreement not to exercise the option during the next three years. As part of the agreement, the exercise price of the option payable by the Company was increased by $1 million. In addition, as part of the transaction, the Rechler family entity was granted rights of first refusal with respect to five vacant land parcels located near the industrial properties for a period of five years.

In connection with the closing, each of Donald Rechler, Roger Rechler, Gregg Rechler and Mitchell Rechler resigned as an officer of the Company. Mr. Donald Rechler remains a member of the Board of Directors of the Company. In settlement of their employment agreements, these four executives received accelerated vesting of certain equity based awards and an assignment of certain loans owed to the Company. Additionally, these exiting executives have agreed to provide two-year commitments to assist the Company in the transition and entered into specified non-compete arrangements.

In addition, the Company also announced certain other management changes and corporate governance enhancements. The reconstituted Board consists of six independent directors and Messers Scott and Donald Rechler. The Company has filled the executive positions vacated by the departing Rechler family members by promoting from within.

In conjunction with this transaction, the Company is also proposing to de-stagger its Board of Directors at its next Annual Shareholders Meeting, to opt out of state anti-takeover provisions and to authorize modification of the ownership limit currently in its charter relating to the "five or fewer rule."

For information concerning certain litigation matters pertaining to this transaction see Part II-Other Information; Item 1. Legal Proceedings of this Form 10-Q.

The description of the Disposition contained in the Company's current reports on Form 8-K filed with the Securities and Exchange Commission on September 18, 2003, October 1, 2003 and October 22, 2003 are incorporated herein by reference. The information in this quarterly report on Form 10-Q supplements and amends the information contained in those previously filed current reports.

The Company is also under contract to sell a 181,000 square foot office property located on Long Island for approximately $24.4 million and is scheduled to close during the fourth quarter. Net proceeds from the sale are anticipated to be used to repay the Credit Facility.

In accordance with the provisions of FASB Statement No. 144, the Company has separately identified and classified the assets and liabilities of the aforementioned 95 industrial properties and the office property located on Long Island on its consolidated balance sheets as held for sale. In addition, income from the operations of these properties has been reflected on the Company's consolidated statements of income as income from discontinued operations.

On November 10, 2003, in connection with the Company's sale of its Long Island industrial building portfolio and the settlement of the employment contracts of the departing Rechler family members, the Company incurred the following restructuring charges: (i) approximately $7.5 million related to outstanding stock loans under the Company's historical LTIP program were transferred to the purchaser and approximately $575,000 of loans related to life insurance contracts were extinguished, (ii) approximately $2.9 million paid to the departing Rechler family members in exchange for 127,689, or 100%, of their 2002 Rights and their 2003 Rights were forfeited in their entirety and (iii) with respect to two of the departing Rechler family members participating in the Company's March 2003 LTIP, each received 8,681 shares of the Company's Class A common stock related to the service component of their core award which was valued at $399,000 in the aggregate. In addition, if the Company attains its annual performance measure in March 2004, these individuals will also be entitled to each receive 26,041 shares of Class A common stock representing the balance of the annual core award as if they had remained in continuous employment with the Company. The remainder of their core awards, aggregating 208,334 shares of Class A common stock, was forfeited.

On November 10, 2003, the Company entered into a contract to acquire 1185 Avenue of the Americas, a 42-story, 1.1 million square foot Class A office tower, located between 46th and 47th Streets in New York City for $321 million. The building is presently encumbered by a $202 million mortgage and $48 million of mezzanine debt that the Company would assume at closing. The balance of the purchase price would be paid through an advance under the Credit Facility. The floating rate mortgage and mezzanine debt both mature in August 2004 and presently have a weighted average interest rate of 4.95%. The property is also encumbered by a ground lease which has a remaining term of approximately 40 years with rent scheduled to be re-set at the end of 2005 and then remain constant for the balance of the term. The closing is subject to customary consents and conditions. There can be no assurances that this transaction will be consummated.

As of September 30, 2003, the Credit Facility carried a facility fee of 20 basis points per annum and outstanding borrowings were priced off LIBOR plus 90 basis points. On November 12, 2003, as a result of one of the Operating Partnership's rating agencies changing the Operating Partnership's unsecured credit rating, the facility fee was increased to 30 basis points and the interest rate on outstanding borrowings was re-set to LIBOR plus 120 basis points. Based on current outstanding borrowings under the Credit Facility and giving effect to repayments under the Credit Facility as part of the Long Island industrial building portfolio sale, the change in the Operating Partnership's unsecured credit rating will increase interest expense by approximately $1.1 million per annum. In the event the Operating Partnership re-establishes its previous unsecured credit rating the interest rates and facility fee will be re-set to their previous levels.

Other Matters

Seven of the Company's office properties which were acquired by the issuance of OP Units are subject to agreements limiting the Company's ability to transfer them prior to agreed upon dates without the consent of the limited partner who transferred the respective property to the Company. In the event the Company transfers any of these properties prior to the expiration of these limitations, the Company may be required to make a payment relating to taxes incurred by the limited partner. These limitations expire between 2007 and 2013.

Nine of the Company's office properties are held in joint ventures which contain certain limitations on transfer. These limitations include requiring the consent of the joint venture partner to transfer a property prior to various specified dates ranging from 2003 to 2005, rights of first offer, and buy / sell provisions.

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

The Company had historically structured long term incentive programs ("LTIP") using restricted stock and stock loans. In July 2002, as a result of certain provisions of the Sarbanes Oxley legislation, the Company discontinued the use of stock loans in its LTIP. In connection with LTIP grants made prior to the enactment of the Sarbanes Oxley legislation the Company made stock loans to certain executive and senior officers to purchase 1,372,393 shares of its Class A common stock at market prices ranging from $18.44 per share to $27.13 per share. The stock loans were set to bear interest at the mid-term Applicable Federal Rate and were secured by the shares purchased. Such stock loans (including accrued interest) vest and are ratably forgiven each year on the anniversary of the grant date based upon vesting periods ranging from four to ten years based on continued service and in part on attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. Approximately $3.3 million of compensation expense was recorded for each of the nine month periods ended September 30, 2003 and 2002, respectively, related to these LTIP. Such amounts have been included in marketing, general and administrative expenses on the Company's consolidated statements of income.

The outstanding stock loan balances due from executive and senior officers aggregated approximately $13.0 million and $17.0 million at September 30, 2003 and December 31, 2002, respectively, and have been included as a reduction of additional paid in capital on the Company's consolidated balance sheets. Other outstanding loans to executive and senior officers at September 30, 2003 amounted to approximately $1.0 million related to life insurance contracts and approximately $2.0 million primarily related to tax payment advances on stock compensation awards made to certain non-executive officers.

In November 2002 and March 2003 an award of rights was granted to certain executive officers of the Company (the "2002 Rights" and "2003 Rights", respectively and collectively, the "Rights"). Each Right represents the right to receive, upon vesting, one share of Class A common stock if shares are then available for grant under one of the Company's stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights will vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights will be earned as of March 13, 2005 and will vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the Rights. The 2002 Rights aggregate 190,524 shares of the Company's Class A common stock and the 2003 Rights aggregate 60,760 shares of Class A common stock. During the three and nine months ended September 30, 2003, the Company recorded approximately $228,000 and $653,000 of compensation expense, respectively, related to the Rights. Such amounts have been included in marketing, general and administrative expenses on the Company's consolidated statements of income.

In March 2003, the Company established a new LTIP for its executive and senior officers. The four-year plan has a core award which provides for annual stock based compensation based upon continued service and in part based on attaining certain annual performance measures. The plan also has a special outperformance award which provides for compensation to be earned at the end of a four year period if the Company attains certain four year cumulative performance measures. Amounts earned under the special outperformance award may be paid in cash or stock at the discretion of the Compensation Committee of the Board. Performance measures are based on total shareholder returns on a relative and absolute basis. On March 13, 2003, the Company made available 1,384,102 shares of its Class A common stock under its existing stock option plans in connection with the core award of this LTIP for twelve of its executive and senior officers. During May 2003, two of the Company's executive officers waived these awards under this LTIP in their entirety, which aggregated 277,778 shares or 20% of the core awards granted. In addition, the special outperformance awards of the LTIP were amended to increase the per share base price above which the four year cumulative return is measured from $18.00 to $22.40. With respect to the core award of this LTIP, the Company recorded approximately $403,000 and $2.0 million of compensation expense for the three and nine months ended September 30, 2003, respectively. Such amounts have been included in marketing, general and administrative expenses on the Company's consolidated statements of income. Further, no provision will be made for the special outperformance award of this LTIP until such time as achieving the requisite performance measures is determined to be probable.

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

FUNDS FROM OPERATIONS

The Company believes that Funds from Operations ("FFO") is a widely recognized and appropriate measure of performance of an equity REIT. Although FFO is a non-GAAP financial measure, the Company believes it provides useful information to shareholders, potential investors and management. The Company computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined by NAREIT as net income or loss, excluding gains or losses from sales of depreciable properties plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. FFO for the three and nine month periods ended September 30, 2003 includes a gain from the sale of land in the amount of $867,000 and $8.5 million, respectively.

Since all companies and analysts do not calculate FFO in a similar fashion, the Company's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

The following table presents the Company's FFO calculation (unaudited and in thousands):

                                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                                           ---------------------     ---------------------
                                                                             2003         2002         2003         2002
                                                                           --------     --------     --------     --------
Net income allocable to common shareholders ..........................     $ 10,009     $ 16,134     $ 26,257     $ 45,921
Adjustments for basic funds from operations:
  Add:
    Limited partners' minority interest in the operating partnership .        1,202        1,941        3,072        5,538
    Real estate depreciation and amortization ........................       27,465       28,208       87,919       80,570
    Minority partners' interests in consolidated partnerships ........        4,379        4,446       13,404       14,379
  Less:
    Gain on sales of depreciable real estate assets ..................           --        4,896           --        5,433
    Amounts distributable to minority partners in consolidated
      partnerships ...................................................        6,339        6,050       19,914       18,943
                                                                           --------     --------     --------     --------
Basic Funds From Operations ("FFO") ..................................       36,716       39,783      110,738      122,032
  Add:
  Dividends and distributions on dilutive shares and units ...........        4,485        5,761       13,452       17,476
                                                                           --------     --------     --------     --------
  Diluted FFO ........................................................     $ 41,201     $ 45,544     $124,190     $139,508
                                                                           ========     ========     ========     ========
Weighted average common shares outstanding ...........................       57,924       59,535       57,985       60,294
Weighted average units of limited partnership interest outstanding ...        7,554        7,276        7,370        7,427
                                                                           --------     --------     --------     --------
Basic weighted average common shares and units outstanding ...........       65,478       66,811       65,355       67,721
Adjustments for dilutive FFO weighted average shares and
  units outstanding:
  Add:
    Weighted average common stock equivalents ........................          170          300          136          342
    Weighted average shares of Series A Preferred Stock ..............        7,747        8,060        7,747        8,060
    Weighted average shares of Series B Preferred Stock ..............           --        1,919           --        1,919
    Weighted average shares of preferred limited  partnership interest          661          661          661          770
                                                                           --------     --------     --------     --------
    Dilutive FFO weighted average shares and units outstanding .......       74,056       77,751       73,899       78,812
                                                                           ========     ========     ========     ========

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

The Company will recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges will be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of September 30, 2003, the Company had no derivatives outstanding.

The fair market value ("FMV") of the Company's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

The following table sets forth the Company's long-term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at September 30, 2003 (dollars in thousands):

                                           For the Year Ended December 31,
                            ---------------------------------------------------------------
                                2003         2004         2005         2006          2007     Thereafter     Total(1)      FMV
                            ------------------------------------------------------------------------------------------------------
Long term debt:
    Fixed rate.......       $    3,367   $  115,785   $   32,720   $   143,705   $  271,844   $  663,659   $1,231,080   $1,251,768
    Weighted average
      interest rate.....          7.47%        7.47%        6.92%         7.38%        7.14%        7.32%        7.29%

    Variable rate.......    $       --   $       --   $  374,000   $        --   $       --   $       --   $  374,000     $374,000
    Weighted average
      interest rate.....            --           --%        2.02%           --           --           --         2.02%

     (1) Includes aggregate unamortized issuance discounts of approximately $591,000 on the senior unsecured notes issued during March 1999 and June 2002, which are due at maturity.

     In addition, a one percent increase in the LIBOR rate would have an approximate $3.7 million annual increase in interest expense based on $374 million of variable rate debt outstanding at September 30, 2003.

     The following table sets forth the Company's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at September 30, 2003 (dollars in thousands):

                                          For the Year Ended December 31,
                            --------------------------------------------------------------
                                2003         2004         2005          2006        2007      Thereafter    Total (1)      FMV
                            ------------------------------------------------------------------------------------------------------
Mortgage notes and
  notes receivable:
Fixed rate ........         $       --   $   36,500   $       --   $        --   $       --   $   16,990   $   53,490   $   54,510
  Weighted average
   interest rate ..                 --        11.32%          --           --           --        12.00%       11.54%

Variable rate .....         $       --   $       --   $   15,000   $        --   $       --   $       --   $   15,000   $   15,000
  Weighted average
   interest rate ..                 --           --        13.43%           --           --           --        13.43%          --

(1) Excludes interest receivables aggregating approximately $1.9 million dollars.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the SEC's rules and forms. In this regard, the Company has formed a Disclosure Committee currently comprised of all of the Company's executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed by the Company with the SEC and assists the Company's Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company's SEC reports. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. Our principal executive and financial officers have evaluated, with the participation of the Company's management, our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation, our principal executive and financial officers concluded that such disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The following table sets forth the Company's schedule of its top 25 tenants based on base rental revenue as of September 30, 2003:

---------------------------------------------------------------------------------------------------------------
                                                                  PERCENT OF PRO-RATA   PERCENT OF CONSOLIDATED
                                                       TOTAL      SHARE OF ANNUALIZED       ANNUALIZED BASE
  TENANT NAME (1)                   TENANT TYPE     SQUARE FEET   BASE RENTAL REVENUE        RENTAL REVENUE
---------------------------------------------------------------------------------------------------------------
* DEBEVOISE & PLIMPTON                 Office         465,420           3.3%                    5.5%
  VERIZON COMMUNICATIONS INC.          Office         210,426           1.6%                    1.3%
* SCHULTE ROTH & ZABEL                 Office         287,177           1.4%                    2.4%
* FUJI PHOTO FILM USA                  Office         186,484           1.3%                    1.2%
  DUN & BRADSTREET CORP.               Office         123,000           1.2%                    1.0%
* WORLDCOM/MCI                         Office         245,030           1.1%                    1.1%
  UNITED DISTILLERS                    Office         137,918           1.1%                    1.0%
  T.D. WATERHOUSE                      Office         103,381           1.0%                    0.8%
* BANQUE NATIONALE DE PARIS            Office         145,834           0.9%                    1.5%
  D.E.SHAW                             Office          70,104           0.8%                    0.7%
* KRAMER LEVIN NESSEN KAMIN            Office         158,144           0.8%                    1.4%
  HELLER EHRMAN WHITE                  Office          64,526           0.8%                    0.7%
* PRUDENTIAL                           Office         116,910           0.8%                    0.8%
  VYTRA HEALTHCARE                     Office         105,613           0.8%                    0.7%
* HQ GLOBAL                      Office/Industrial    150,487           0.8%                    0.8%
  NORTH FORK BANK                      Office         124,064           0.8%                    0.7%
* STATE FARM                     Office/Industrial    184,013           0.8%                    1.1%
  P.R. NEWSWIRE ASSOCIATES             Office          67,000           0.8%                    0.7%
  HOFFMANN-LA ROCHE INC.               Office         120,736           0.7%                    0.6%
  LABORATORY CORP OF AMERICA           Office         108,000           0.7%                    0.6%
  EMI ENTERTAINMENT WORLD              Office          65,844           0.7%                    0.6%
  ESTEE LAUDER                       Industrial       374,578           0.7%                    0.6%
  LOCKHEED MARTIN CORP.                Office         123,554           0.7%                    0.6%
* DRAFT WORLDWIDE INC.                 Office         124,008           0.7%                    1.1%
  PRACTICING LAW INSTITUTE             Office          77,500           0.7%                    0.6%
---------------------------------------------------------------------------------------------------------------


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

HISTORICAL NON-INCREMENTAL REVENUE-GENERATING CAPITAL EXPENDITURES, TENANT IMPROVEMENT COSTS AND LEASING COMMISSIONS

The following table sets forth annual and per square foot non-incremental revenue-generating capital expenditures in which the Company paid or accrued, during the respective periods, to retain revenues attributable to existing leased space for the years 1999 through 2002 and for the nine month period ended September 30, 2003 for the Company's office and industrial / R&D properties other than One Orlando Center in Orlando, FL:

                                                                                         Average          YTD
                                1999          2000           2001           2002        1999-2002         2003
                           --------------------------------------------------------------------------------------
Suburban Office
  Properties
     Total                 $ 2,298,899    $ 3,289,116    $ 4,606,069    $ 5,283,674    $ 3,869,440    $ 4,622,469
     Per Square Foot       $      0.23    $      0.33    $      0.45    $      0.53    $      0.39    $      0.45
NYC Office Properties
     Total                         N/A    $   946,718    $ 1,584,501    $ 1,939,111    $ 1,490,110    $ 1,442,554
     Per Square Foot               N/A    $      0.38    $      0.45    $      0.56    $      0.46    $      0.41
Industrial Properties
     Total                 $ 1,048,688    $   813,431    $   711,666    $ 1,881,627    $ 1,113,853    $ 1,059,820
     Per Square Foot       $      0.11    $      0.11    $      0.11    $      0.28    $      0.15    $      0.16
TOTAL PORTFOLIO
                           --------------------------------------------------------------------------------------
     Total                 $ 3,347,587    $ 5,049,265    $ 6,902,236    $ 9,104,413                   $ 7,124,843
     Per Square Foot       $      0.17    $      0.25    $      0.34    $      0.45                   $      0.35

The following table sets forth annual and per square foot non-incremental revenue-generating tenant improvement costs and leasing commissions in which the Company committed to perform, during the respective periods, to retain revenues attributable to existing leased space for the years 1999 through 2002 and for the nine month period ended September 30, 2003 for the Company's office and industrial / R&D properties other than One Orlando Center in Orlando, FL:

                                                                                  Average       YTD
                                 1999        2000       2001         2002        1999-2002      2003    (2)     New        Renewal
                             ------------------------------------------------------------------------------------------------------
Long Island Office
  Properties
  Tenant Improvements        $1,009,357  $2,853,706  $2,722,457  $ 1,917,466     $2,125,747  $ 3,274,369    $ 2,350,515  $  923,854
  Per Square Foot Improved   $     4.73  $     6.99  $     8.47  $      7.81     $     7.00  $      6.92    $      9.85  $     3.94
  Leasing Commissions        $  551,762  $2,208,604  $1,444,412  $ 1,026,970     $1,307,937  $ 2,359,435    $ 1,880,400  $  479,035
  Per Square Foot Leased     $     2.59  $     4.96  $     4.49  $      4.18     $     4.06  $      4.98    $      7.88  $     2.04
                             ------------------------------------------------------------------------------------------------------
   Total Per Square Foot     $     7.32  $    11.95  $    12.96  $     11.99     $    11.06  $     11.90    $     17.73  $     5.98
                             ======================================================================================================
Westchester Office
  Properties
  Tenant Improvements        $1,316,611  $1,860,027  $2,584,728  $ 6,391,589(1)  $3,038,239  $ 1,156,389    $ 1,025,325  $  131,064
  Per Square Foot Improved   $     5.62  $     5.72  $     5.91  $     15.05     $     8.08  $     11.27    $     16.15  $     3.35
  Leasing Commissions        $  457,730  $  412,226  $1,263,012  $ 1,975,850     $1,027,204  $   276,630    $   237,294  $   39,336
  Per Square Foot Leased     $     1.96  $     3.00  $     2.89  $      4.65     $     3.13  $      2.70    $      3.74  $     1.01
                             ------------------------------------------------------------------------------------------------------
   Total Per Square Foot     $     7.58  $     8.72  $     8.80  $     19.70     $    11.21  $     13.97    $     19.89  $     4.36
                             ======================================================================================================
Connecticut Office
  Properties
  Tenant Improvements        $  179,043  $  385,531  $  213,909  $   491,435     $  317,480  $   504,422    $   476,988  $   27,434
  Per Square Foot Improved   $     4.88  $     4.19  $     1.46  $      3.81     $     3.58  $      9.38    $     16.51  $     1.10
  Leasing Commissions        $  110,252  $  453,435  $  209,322  $   307,023     $  270,008  $   423,758    $   262,465  $  161,293
  Per Square Foot Leased     $     3.00  $     4.92  $     1.43  $      2.38     $     2.93  $      7.88    $      9.09  $     6.48
                             ------------------------------------------------------------------------------------------------------
   Total Per Square Foot     $     7.88  $     9.11  $     2.89  $      6.19     $     6.51  $     17.26    $     25.60  $     7.58
                             ======================================================================================================
New Jersey Office
  Properties
  Tenant Improvements        $  454,054  $1,580,323  $1,146,385  $ 2,842,521     $1,505,821  $ 3,887,607    $ 3,474,339  $  413,268
  Per Square Foot Improved   $     2.29  $     6.71  $     2.92  $     10.76     $     5.67  $     13.34    $     24.89  $     2.72
  Leasing Commissions        $  787,065  $1,031,950  $1,602,962  $ 1,037,012     $1,114,747  $ 1,857,889    $ 1,140,527  $  717,362
  Per Square Foot Leased     $     3.96  $     4.44  $     4.08  $      3.92     $     4.10  $      6.38    $      8.18  $     4.73
                             ------------------------------------------------------------------------------------------------------
   Total Per Square Foot     $     6.25  $    11.15  $     7.00  $     14.68     $     9.77  $     19.72    $     33.07  $     7.45
                             ======================================================================================================
New York City Office
  Properties
  Tenant Improvements               N/A  $   65,267  $  788,930  $ 4,350,106     $1,734,768  $ 5,689,670(3) $ 5,406,410  $  283,260
  Per Square Foot Improved          N/A  $     1.79  $    15.69  $     18.39     $    11.96  $     34.48    $     45.53  $     6.12
  Leasing Commissions               N/A  $  418,185  $1,098,829  $ 2,019,837     $1,178,950  $ 2,939,132(3) $ 2,648,485  $  290,648
  Per Square Foot Leased            N/A  $    11.50  $    21.86  $      8.54     $    13.97  $     17.81    $     22.30  $     6.28
                             ------------------------------------------------------------------------------------------------------
   Total Per Square Foot            N/A  $    13.29  $    37.55  $     26.93     $    25.93  $     52.29    $     67.83  $    12.40
                             ======================================================================================================
Industrial Properties
  Tenant Improvements        $  375,646  $  650,216  $1,366,488  $ 1,850,812     $1,060,791  $ 1,249,200    $   998,972  $  250,228
  Per Square Foot Improved   $     0.25  $     0.95  $     1.65  $      1.97     $     1.20  $      2.42    $      3.25  $     1.19
  Leasing Commissions        $  835,108  $  436,506  $  354,572  $   890,688     $  629,218  $   574,256    $   500,654  $   73,602
  Per Square Foot Leased     $     0.56  $     0.64  $     0.43  $      0.95     $     0.64  $      1.11    $      1.63  $     0.35
                             ------------------------------------------------------------------------------------------------------
   Total Per Square Foot     $     0.81  $     1.59  $     2.08  $      2.92     $     1.84  $      3.53    $      4.88  $     1.54
                             ======================================================================================================
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL PORTFOLIO
  Tenant Improvements        $3,334,711  $7,395,070  $8,822,897  $17,843,929     $9,782,844  $15,761,657(3) $13,732,549  $2,029,108
  Per Square Foot Improved   $     1.53  $     4.15  $     4.05  $      7.96     $     4.75  $      9.83    $     15.31  $     2.87
  Leasing Commissions        $2,741,917  $4,960,906  $5,973,109  $ 7,257,379     $5,528,065  $ 8,431,101(3) $ 6,669,825  $1,761,276
  Per Square Foot Leased     $     1.26  $     3.05  $     2.75  $      3.24     $     2.66  $      5.26    $      7.44  $     2.49
                             ------------------------------------------------------------------------------------------------------
   Total Per Square Foot     $     2.79  $     7.20  $     6.80  $     11.20     $     7.41  $     15.09    $     22.75  $     5.36
                             ======================================================================================================

NOTES:
------

(1) Excludes tenant improvements and leasing commissions related to a 163,880 square foot leasing transaction with Fuji Photo Film U.S.A. Leasing commissions on this transaction amounted to $5.33 per square foot and tenant improvement allowance amounted to $40.88 per square foot.

(2) Excludes $696,625 of deferred leasing costs attributable to space marketed but not yet leased.

(3) Excludes $5.8 million of tenant improvements and $2.2 million of leasing commissions related to a new 121,108 square foot lease to Debevoise with a lease commencement date in 2005. Also excludes tenant improvements of $0.2 million for Sandler O'Neil & Partners (7,446 SF) for expansion space with a lease commencement date in 2004.

The following table sets forth the Company's components of its paid or accrued non-incremental and incremental revenue-generating capital expenditures, tenant improvements and leasing costs for the nine months ended September 30, 2003 as reported on its "Statements of Cash Flows - Investment Activities" contained in its consolidated financial statements (in thousands):

                                                             September 30,
                                                                 2003
                                                             -------------
      Capital expenditures:
           Non-incremental..............................       $  7,523
           Incremental..................................          1,674

      Tenant improvements:
           Non-incremental..............................         23,411
           Incremental..................................          3,473
                                                               --------
      Additions to commercial real estate properties....       $ 36,081
                                                               ========
      Leasing costs:
           Non-incremental..............................       $  9,952
           Incremental..................................          3,233
                                                               --------
      Payment of deferred leasing costs ................       $ 13,185
                                                               ========
      Acquisition and development costs ................       $ 55,604
                                                               ========

The following table sets forth the Company's lease expiration table at October 1, 2003 for its Total Portfolio of properties, its Office Portfolio and its Industrial / R&D Portfolio.
-------------------------------------------------------------------------------


         LEASE EXPIRATION SCHEDULE


                                             TOTAL PORTFOLIO
         -----------------------------------------------------------------------------------------
                                     Number of       Square        % of Total       Cumulative
         Year of                      Leases          Feet          Portfolio       % of Total
         Expiration                  Expiring       Expiring          Sq Ft       Portfolio Sq Ft
         -----------------------------------------------------------------------------------------
         2003                           51             320,905         1.6%             1.6%
         2004                          184           1,513,421         7.3%             8.9%
         2005                          221           2,306,451        11.2%            20.0%
         2006                          232           2,629,149        12.7%            32.8%
         2007                          137           1,456,481         7.0%            39.8%
         2008                          142           1,644,252         8.0%            47.8%
         2009 and thereafter           351           9,027,294        43.8%            91.5%
         -----------------------------------------------------------------------------------------
         Total/Weighted Average      1,318          18,897,953        91.5%              --
         -----------------------------------------------------------------------------------------
         Total Portfolio Square Feet                20,662,134
         -----------------------------------------------------------------------------------------



         OFFICE PORTFOLIO
         -----------------------------------------------------------------------------------------
                                     Number of       Square        % of Total       Cumulative
         Year of                      Leases          Feet          Portfolio       % of Total
         Expiration                  Expiring       Expiring          Sq Ft       Portfolio Sq Ft
         -----------------------------------------------------------------------------------------
         2003                           49             276,565         2.0%             2.0%
         2004                          152             996,042         7.2%             9.2%
         2005                          188           1,600,298        11.6%            20.8%
         2006                          178           1,585,835        11.5%            32.2%
         2007                          107           1,100,529         8.0%            40.2%
         2008                          106             934,284         6.7%            46.9%
         2009 and thereafter           287           6,089,187        44.0%            91.0%
         -----------------------------------------------------------------------------------------
         Total/Weighted Average      1,067          12,582,740        91.0%              --
         -----------------------------------------------------------------------------------------
         Total Office Portfolio Square Feet         13,842,643
         -----------------------------------------------------------------------------------------

                                          INDUSTRIAL/R&D PORTFOLIO
         -----------------------------------------------------------------------------------------
                                     Number of       Square        % of Total       Cumulative
         Year of                      Leases          Feet          Portfolio       % of Total
         Expiration                  Expiring       Expiring          Sq Ft       Portfolio Sq Ft
         -----------------------------------------------------------------------------------------
         2003                            2              44,340         0.7%             0.7%
         2004                           32             517,379         7.6%             8.2%
         2005                           33             706,153        10.4%            18.6%
         2006                           54           1,043,314        15.3%            33.9%
         2007                           30             355,952         5.2%            39.1%
         2008                           36             709,968        10.4%            49.5%
         2009 and thereafter            64           2,938,107        43.1%            92.6%
         -----------------------------------------------------------------------------------------
         Total/Weighted Average        251           6,315,213        92.6%              --
         -----------------------------------------------------------------------------------------
         Total Industrial/R&D
           Portfolio Square Feet                     6,819,491                           --
         -----------------------------------------------------------------------------------------

(a) Excludes the 355,000 square foot office property located in Orlando, Florida

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A number of shareholder derivative actions have been commenced purportedly on behalf of the Company against the Board of Directors in the Supreme Court of the State of New York, County of Nassau (Lowinger v. Rechler et al., Index No. 01 4162/03 (9/16/03)), the Supreme Court of the State of New York, County of Suffolk (Steiner v. Rechler et al., Index No. 03 32545 (10/2/03) and Lighter v. Rechler et al., Index No. 03 23593 (10/3/03)), the United States District Court, Eastern District of New York (Tucker v. Rechler et al., Case No. cv 03 4917 (9/26/03), Clinton Charter Township Police and Fire Retirement System v. Rechler et al., Case No. cv 03 5008 (10/1/03) and Teachers' Retirement System of Louisiana v. Rechler et al., Case No. cv 03 5178 (10/14/03)) and the Circuit Court for Baltimore County (Sekuk Global Enterprises Profit Sharing Plan v. Rechler et al., Civil No. 24-C- 03007496 (10/16/03), Hoffman v. Rechler et al., 24-C-03-007876 (10/27/03) and Chirko v. Rechler et al., 24-C-03-008010
(10/30/03)), relating to the sale of the Long Island Industrial Portfolio to certain members of the Rechler family. The complaints allege, among other things, that the process by which the directors agreed to the transaction was not sufficiently independent of the Rechler family and did not involve a " market check" or third party auction process and as a result was not for adequate consideration. The Plaintiffs seek similar relief, including a declaration that the directors violated their fiduciary duties, an injunction against the transaction and damages. The Company believes that complaints are without merit.

Except as provided above, the Company is not presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations or business or financial condition of the Company.


Item 2. Changes in Securities and Use of Proceeds - None
Item 3. Defaults Upon Senior Securities - None
Item 4. Submission of Matters to a Vote of Securities Holders - None
Item 5. Other information - None
Item 6. Exhibits and Reports on Form 8-K
     a)   Exhibits

          31.1 Certification of Scott H. Rechler, Chief Executive Officer and President of the Registrant, pursuant to Rule 13a - 14(a) or Rule 15(d) - 14(a).

          31.2 Certification of Michael Maturo, Executive Vice President, Treasurer and Chief Financial Officer of the Registrant, pursuant to Rule 13a - 14(a) or Rule 15(d) - 14(a).

          32.1 Certification of Scott H. Rechler, Chief Executive Officer and President of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

          32.2 Certification of Michael Maturo, Executive Vice President, Treasurer and Chief Financial Officer of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

     b) During the three months ended September 30, 2003, the Registrant filed the following reports on Form 8-K:

          On August 6, 2003, the Registrant submitted a report on Form 8-K under Items 7 and 12 thereof in order to file a press release announcing its consolidated financial results for the quarter ended June 30, 2003.

          On September 18, 2003, the Registrant submitted a report on Form 8-K under Items 5 and 7 thereof in order to describe its disposition of its Long Island industrial portfolio.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RECKSON ASSOCIATES REALTY CORP.

By:    /s/ Scott H. Rechler              By:        /s/ Michael Maturo
   ------------------------------           ------------------------------------
Scott H. Rechler, Chief Executive           Michael Maturo, Executive Vice
Officer and President                       President, Treasurer and Chief
                                            Financial Officer


DATE: November 14, 2003