Form 10-K
period 2003-12-31
RECKSON ASSOCIATES REALTY CORP
filed 2004-03-09
CIK 930548

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934 for the fiscal yearended December 31, 2003
                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ____________ to

                         Commission File Number 1-13762


                         RECKSON ASSOCIATES REALTY CORP.
             (Exact name of registrant as specified in its charter)

                    MARYLAND                        11-3233650
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)           Identification No.)

             225 BROADHOLLOW ROAD,                     11747
                MELVILLE, NY                        (Zip Code)
           (Address of principal
             executive offices)

       Registrant's telephone number, including area code: (631) 694-6900

           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class         Name of Each Exchange on Which Registered

 Class A common stock, $.01 par value         New York Stock Exchange
 Series A preferred stock, $.01 par value     New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No
                                 ---    ---

         The aggregate market value of the shares of Class A common stock held by non-affiliates was approximately $1,642 million based on the closing price on the New York Stock Exchange for such shares on March 5, 2004.

The Company has one class of common stock, issued at $.01 par value per share, with 60,350,658 shares outstanding on March 4, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Shareholder's Meeting to be held June 2, 2004 are incorporated by reference into Part III.

===============================================================================

                                TABLE OF CONTENTS

ITEM                                                                      PAGE
 NO.
                                     PART I

1.   Business............................................................    3
2.   Properties..........................................................   18
3.   Legal Proceedings...................................................   28
4.   Submission of Matters to a Vote of Security Holders.................   28

                                    PART II

5.   Market for Registrant's Common Equity, Related Stockholder Matters
         and IssuerPurchases of Equity Securities........................   29
6.   Selected Financial Data.............................................   32
7.   Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................   34
7a.  Quantitative and Qualitative Disclosures about Market Risk .........   64
8.   Financial Statements and Supplementary Data.........................   65
9.   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure............................................   65
9a.  Controls and Procedures.............................................   65

                                   PART III

10.  Directors and Executive Officers of the Registrant..................   66
11.  Executive Compensation..............................................   66
12.  Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters.....................................   66
13.  Certain Relationships and Related Transactions......................   66
14.  Principal Accountant Fees and Services..............................   66

                                   PART IV

15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....   67

PART I
ITEM 1.   BUSINESS

GENERAL

      Reckson Associates Realty Corp. was incorporated in September 1994 and commenced operations effective with the completion of its initial public offering (the "IPO") on June 2, 1995. Reckson Associates Realty Corp., together with Reckson Operating Partnership, L.P. (the "Operating Partnership"), and their affiliates (collectively, the "Company") were formed for the purpose of continuing the commercial real estate business of Reckson Associates, its affiliated partnerships and other entities ("Reckson"). For more than 40 years, Reckson has been engaged in the business of owning, developing, acquiring, constructing, managing and leasing office and industrial properties in the New York City tri-state area (the "Tri-State Area"). Based on industry surveys, management believes that the Company is one of the largest owners and operators of Class A central business district ("CBD") and suburban office properties in the Tri-State Area. The Company operates as a fully integrated, self-administered and self-managed real estate investment trust ("REIT"). As of December 31, 2003 the Company owned 89 properties (inclusive of 10 joint venture properties) in the Tri-State Area markets, encompassing approximately 14.7 million rentable square feet, all of which are managed by the Company. The properties include 16 Class A CBD office properties encompassing approximately
5.3 million rentable square feet. The CBD office properties consist of five properties located in New York City, nine properties located in Stamford, CT and two properties located in White Plains, NY. Together the CBD office properties comprised 42% of the Company's net operating income (property operating revenues less property operating expenses) for the three months ended December 31, 2003. These properties also include 61 Class A suburban office properties encompassing approximately 8.4 million rentable square feet, of which 42 of these properties, or 75% as measured by square footage, are located within the Company's ten office parks. Reckson has historically emphasized the development and acquisition of its suburban office properties in large-scale suburban office parks. The Company believes that owning properties in planned office parks provides certain strategic advantages, including the following: (i) certain tenants prefer being located in a park with other high quality companies to enhance their corporate image, (ii) parks afford tenants certain aesthetic amenities such as a common landscaping plan, standardization of signage and common dining and recreational facilities, (iii) tenants may expand (or contract) their business within a park, enabling them to centralize business functions and (iv) a park provides tenants with access to other tenants and may facilitate business relationships between tenants. Additionally, the properties include 11 industrial / R&D properties encompassing approximately 1.0 million rentable square feet and one retail property comprising approximately 9,000 rentable square feet. The Company also owns a 355,000 square foot office property located in Orlando, Florida.

      In November 2003, the Company sold all but three of the properties included in its Long Island industrial building portfolio to members of the Rechler family for approximately $315.5 million. See "Recent Developments" for further discussion on this sale.

      Through its ownership of properties in the key CBD and suburban office markets in the Tri-State Area, the Company believes it has a unique competitive advantage as the trend toward the regional decentralization of the workplace increases. Due to the events of September 11, 2001, as well as technological advances which further enable decentralization, companies are strategically re-evaluating the benefits and feasibility of regional decentralization and reassessing their long-term space needs. The Company believes this multi-location regional decentralization will continue to take place, increasing as companies begin to have better visibility as to the future of the economy, further validating our regional strategy of maintaining a significant market share in the key CBD and suburban office markets in the Tri-State Area.

      The Company also owns approximately 313 acres of land in 12 separate parcels of which the Company can develop approximately 3.0 million square feet of office space. The Company is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of December 31, 2003, the Company had invested approximately $116.8 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values. The Company has capitalized approximately $10.0 million for the year ended December 31, 2003 related to real estate taxes, interest and other carrying costs related to these development projects. In October 2003, the Company entered into contracts to sell two land parcels aggregating approximately 128 acres of its land holdings located in New Jersey. The contracts provided for aggregate sales prices ranging from $23 million to $43 million. The aggregate cost basis of these land parcels was approximately $11.8 million at December 31, 2003. These sales are contingent upon obtaining zoning for residential use of the land and other customary approvals. The proceeds ultimately received from such sales will be based upon the number of residential units permitted by the rezoning. The closing is scheduled to occur upon the rezoning which is anticipated to occur within 9 to 33 months. During February 2004, a 3.9 acre land parcel located on Long Island was condemned by the Town of Oyster Bay (see "Recent Developments" for further discussion).

      The Company has historically opportunistically purchased underdeveloped land, vacant buildings or buildings that were under managed or under performing. The Company applies its real estate expertise to develop, redevelop, renovate and reposition their assets with the goal of creating value in these real estate assets. Since the IPO the Company has developed, redeveloped, renovated or repositioned 17 properties encompassing approximately 2.6 million square feet of office and industrial / R&D space.

      The Company holds a $17.0 million note receivable which bears interest at 12% per annum and is secured by a minority partnership interest in Omni Partners, L. P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, N.Y., effectively increasing its economic interest in the property owning partnership (the "Omni Note"). The Company currently owns a 60% majority partnership interest in Omni Partners, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. The Company holds a $15 million participating interest in a $30 million junior mezzanine note loan which is secured by a pledge of an indirect ownership interest of an entity which owns the ground leasehold estate under a 1.1 million square foot office complex located on Long Island, NY (the " Mezz Note"). The Mezz Note matures in September 2005, currently bears interest at 13.43%, and the borrower has the right to extend for three additional one-year periods. The Company also holds three other notes receivable aggregating $21.5 million which bear interest at rates ranging from 10.5% to 12% per annum and are secured in part by a minority partner's preferred unit interest in the Operating Partnership, an interest in real property and a personal guarantee (the "Other Notes" and collectively with the Omni Note, and the Mezz Note, the "Note Receivable Investments"). As of December 31, 2003, management has made subjective assessments as to the underlying security value on the Company's Note Receivable Investments. These assessments indicated an excess of market value over carrying value related to the Company's Note Receivable Investments. Based on these assessments the Company's management believes there is no impairment to the carrying value related to the Company's Note Receivable Investments. The Company also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Company's initial New York City portfolio acquisition. This property is cross collateralized under a $101.0 million mortgage note payable along with one of the Company's New York City buildings. The Company has the right to repay this note in November 2004, prior to its maturity date.

      The Company also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV"), which it manages - the remaining 40% interest is owned by JAH Realties L.P. Jon Halpern, a director of HQ Global Workplaces, is a partner in JAH Realties, L.P. As of December 31, 2003, the 520JV had total assets of $19.8 million, a mortgage note payable of $12.0 million and other liabilities of $185,000. The Company's allocable share of the 520JV mortgage note payable is approximately $7.9 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. The operating agreement of the 520JV requires joint decisions from all members on all significant operating and capital decisions including sale of the property, refinancing of the property's mortgage debt, development and approval of leasing strategy and leasing of rentable space. As a result of the decision-making participation relative to the operations of the property, the Company accounts for the 520JV under the equity method of accounting.

      During July 1998, the Company formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Class A office properties in New York City. Currently the Company owns, through Metropolitan, five Class A office properties aggregating approximately 3.5 million square feet.

      During September 2000, the Company formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed nine Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV which was then distributed to the Company. In August 2003, the Company acquired TIAA's 49% interest in the property located at 275 Broadhollow Road, Melville, NY for approximately $12.4 million. As a result, the Tri-State JV owns eight Class A suburban office properties aggregating approximately 1.4 million square feet. The Company is responsible for managing the day-to-day operations and business affairs of the Tri-State JV and has substantial rights in making decisions affecting the properties such as leasing, marketing and financing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Company consolidates the Tri-State JV.

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

      All of the Company's interests in its properties, land held for development, the Note Receivable Investments and joint ventures are held directly or indirectly by, and all of its operations are conducted through, the Operating Partnership. Reckson Associates Realty Corp. controls the Operating Partnership as the sole general partner and, as of December 31, 2003, owned approximately 94.2% of the Operating Partnership's outstanding common units of limited partnership interest ("OP Units").

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

      The Company maintains access to unsecured debt markets through its investment grade ratings on its senior unsecured debt. The Company's ratings as of December 31, 2003 from the major rating organizations are as follows:

       Rating Organization          Rating           Outlook
       -----------------------------------------------------
       Standard & Poor's            BBB-             Stable
       Fitch                        BBB-             Stable
       Moody's                      Ba1              Stable

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

      In order to protect the Company's ability to qualify as a REIT, ownership of its common stock by any single stockholder is limited to 9%, subject to certain exceptions. The Company has announced its intention to seek shareholder approval to amend this provision of its charter to ensure that the ownership limit may only be used to protect the Company's REIT status.

      The Company's principal executive offices are located at 225 Broadhollow Road, Melville, New York 11747 and its telephone number at that location is
(631) 694-6900. At December 31, 2003, the Company had approximately 270 employees.

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

RECENT DEVELOPMENTS

Acquisitions, Dispositions and Investing Activities

In November 2003, the Company disposed of all but three of its 95 property, 5.9 million square foot, Long Island industrial building portfolio to members of the Rechler family (the "Disposition") for approximately $315.5 million, comprised of $225.1 million in cash and debt assumption and 3,932,111 OP Units valued at approximately $90.4 million. Approximately $204 million of cash sales proceeds from the Disposition were used to repay borrowings under the Credit Facility. Two of the remaining three properties, which are subject to transfer pursuant to
Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"), are anticipated to close during 2004. There can be no assurances that the Company will meet the requirements of Section 1031 by identifying and acquiring qualified replacement properties in the required time frame, in which case the Company would incur the tax liability on the capital gain realized of approximately $1.5million. The disposition of the other property, which is subject to certain environmental issues, is conditioned upon the approval of the buyer's lender, which has not been obtained. As a result, the Company may not dispose of this property as a part of the Disposition. Management believes that if the Company were to continue to hold this property the cost to address the environmental issues would not have a material adverse effect on the Company, but there can be no assurance in this regard. These three remaining properties aggregate approximately $7.1 million of the $315.5 million sales price. In addition, four of the five remaining options granted to the Company at the time of the Company's IPO to purchase interests in properties owned by Rechler family members (including three properties in which the Rechler family members hold non-controlling interests and one industrial property) were terminated along with management contracts relating to three of such properties.

      In connection with the closing, the employment of Donald Rechler, Roger Rechler, Gregg Rechler and Mitchell Rechler as officers of the Company terminated and Roger Rechler, Gregg Rechler and Mitchell Rechler resigned as members of the Board of Directors. In connection with the Disposition and the terminations of employment, the Company incurred the following restructuring charges: (i) approximately $7.5 million related to outstanding stock loans under the Company's historical long term incentive program ("LTIP") were transferred to the entity that acquired the Long Island industrial building portfolio and approximately $642,000 of loans related to life insurance contracts were extinguished, (ii) approximately $2.9 was million paid to the departing Rechler family members in exchange for 127,689 of rights to receive shares of Class A common stock that were granted in 2002 and their rights that were granted in 2003 were forfeited in their entirety and (iii) with respect to two of the departing Rechler family members participating in the Company's March 2003 LTIP, each received 8,681 shares of the Company's Class A common stock related to the service component of their core award which was valued at $293,000 in the aggregate. In addition, if the Company were to attain its annual performance measure under the March 2003 LTIP in March 2004, these individuals will also be entitled to each receive 26,041 shares of Class A common stock representing the balance of the annual core award as if they remained in continuous employment with the Company. The remainder of their core awards was forfeited as was the entire amount of the special outperformance component of the March 2003 LTIP. The Company also incurred additional restructure charges of approximately $1.2 million related primarily to the release and severance of approximately 25 employees. Total restructure charges of approximately $12.5 million were mitigated by a $972,000 fee from departing Rechler family members, related to the termination of the Company's option to acquire certain property which was either owned by certain Rechler family members or in which the Rechler family members own a non-controlling minority interest.

      A number of shareholder derivative actions have been commenced purportedly on behalf of the Company against the Board of Directors relating to the Disposition. The complaints allege, among other things, that the process by which the directors agreed to the transaction was not sufficiently independent of the Rechler family and did not involve a "market check" or third party auction process and, as a result, was not for adequate consideration. The plaintiffs seek similar relief, including a declaration that the directors violated their fiduciary duties and damages. The Company's management believes that the complaints are without merit.

      In January 2004, the Company sold a 104,000 square foot office property located on Long Island for approximately $18.5 million. Net proceeds from the sale were used to repay borrowings under the Credit Facility.

      In January 2004, the Company acquired 1185 Avenue of the Americas, a 42-story, 1.1 million square foot Class A office tower, located between 46th and 47th Streets in New York City for $321 million. In connection with this acquisition, the Company assumed a $202 million mortgage and $48 million of mezzanine debt. The balance of the purchase price was paid through an advance under the Credit Facility. The floating rate mortgage and mezzanine debt both mature in August 2004 and presently have a weighted average interest rate of 4.95%. The property is also encumbered by a ground lease which has a remaining term of approximately 40 years with rent scheduled to be re-set at the end of 2005 and then remain constant for the balance of the term.

      During February 2004, a 3.9 acre land parcel located on Long Island was condemned by the Town of Oyster Bay. As consideration for the condemnation the Company anticipates to initially receive approximately $1.8 million. The Company's cost basis in this land parcel at December 31, 2003 was approximately $1.4 million. The Company is currently contesting this valuation and seeking payment of additional consideration from the Town of Oyster Bay but there can be no assurances that the Company will be successful in obtaining any such additional consideration.

      In February 2004, the Company signed a contract to sell a 175,000 square foot office building located on Long Island for approximately $30 million of which the Company owns a 51% interest. Net proceeds from the sale are anticipated to be used to repay outstanding borrowings under the Credit Facility.

Other Investing Activities

      During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine"), and RSVP. RSVP is a real estate venture capital fund which invested primarily in real estate and real estate operating companies outside the Company's core office focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of December 31, 2003 approximately $109.1 million was funded under the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of December 31, 2003, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million.

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

      In September 2003, RSVP completed the restructuring of its capital structure and management arrangements. In connection with the restructuring, RSVP redeemed the interest of the preferred equity holders of RSVP for an aggregate of approximately $137 million in cash including proceeds from the disposition of all of the privitization and medical offices assets and the transfer to the preferred equity holders of the assets that comprised RSVP's parking investment valued at approximately $28.5 million. RSVP also restructured its management arrangements whereby a management company formed by its former managing directors has been retained to manage RSVP pursuant to a management agreement and the employment contracts of the managing directors with RSVP have been terminated. The management agreement provides for an annual base management fee and disposition fees equal to 2% of the net proceeds received by RSVP on asset sales. (The base management fee and disposition fees are subject to a maximum over the term of the agreement of $7.5 million.) In addition, the managing directors retained a one-third residual interest in RSVP's assets which is subordinated to the distribution of an aggregate amount of $75 million to RSVP and/or the Company in respect of its joint ventures with RSVP. The management agreement has a three-year term, subject to early termination in the event of the disposition of all of the assets of RSVP.

      In connection with the restructuring, RSVP and certain of its affiliates obtained a $60 million secured loan. In connection with this loan, the Operating Partnership agreed to indemnify the lender in respect of any environmental liabilities incurred with regard to RSVP's remaining assets in which the Operating Partnership has a joint venture interest (primarily certain student housing assets held by RSVP) and guaranteed the obligation of an affiliate of RSVP to the lender in an amount up to $6 million plus collection costs for any losses incurred by the lender as a result of certain acts of malfeasance on the part of RSVP and/or its affiliates. The loan is scheduled to mature in 2006 and is expected to be repaid from proceeds of asset sales by RSVP.

      As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million, which was reassessed with no change by management as of December 31, 2003. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet.

      Scott H. Rechler, who serves as President, Chief Executive Officer and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP.

      The following table sets forth the Company's original invested capital (at cost and before valuation reserves) in RSVP controlled (REIT-qualified) joint ventures and amounts, which were advanced under the RSVP Commitment to FrontLine, for its investment in RSVP controlled investments (in thousands):

                                       RSVP controlled             Amounts
                                        joint ventures            advanced                   Total
                                      -------------------     -------------------    --------------------
  Privatization                              $    21,480              $    3,520             $    25,000
  Student Housing                                 18,086                   3,935                  22,021
  Medical Offices                                 20,185                     ---                  20,185
  Parking                                            ---                   9,091                   9,091
  Resorts                                            ---                   8,057                   8,057
  Net leased retail                                  ---                   3,180                   3,180
  Other assets and overhead                          ---                  21,598                  21,598
                                      -------------------     -------------------    --------------------
                                             $    59,751              $   49,381             $   109,132
                                      ===================     ===================    ====================

      In September 2003, RSVP completed the restructuring of its capital structure. In connection with the restructuring, RSVP redeemed the interest of the preferred equity holders of RSVP for an aggregate of $137 million in cash (including proceeds from the disposition of all of the Privitization and Medical Offices assets) and the transfer to the preferred equity holders of the assets that comprised RSVP's parking investments valued at approximately $28.5 million.

Leasing Activity

      During the year ended December 31, 2003, the Company executed 222 leases encompassing approximately 2.3 million square feet. The following table summarizes the leasing activity by location and property type:

                                                                                                Average effective
                                           Number of leases           Leased square feet             rent (1)
                                           ----------------           ------------------             --------
CBD office properties
---------------------
Connecticut                                       17                            69,704                $28.20
New York City                                     22                           305,455                $43.77
Westchester                                        4                            12,683                $23.56
                                            ---------------              --------------

Subtotal / Weighted average                       43                           387,842                $40.31
                                            ---------------              --------------

Suburban office properties
--------------------------
Long Island                                       65                           573,591                $25.22
New Jersey                                        30                           457,315                $21.66
Westchester                                       46                           276,867                $20.46
                                            ---------------              --------------

Subtotal / Weighted average                      141                         1,307,773                $22.97
                                            ---------------              --------------

Industrial properties
---------------------
Long Island                                       36                           553,230                $ 7.28
New Jersey                                         2                            15,675                $10.57
                                            ---------------              --------------

Subtotal / Weighted average                       38                           568,905                $ 7.37
                                            ---------------              --------------

Total                                            222                         2,264,520                $22.02
                                            ===============              ==============

(1) Base rent adjusted on a straight-line basis for free rent periods, tenant improvements and leasing commissions

Financing Activities

         The Company currently has a three year $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp North America, Inc. and Wachovia Bank, National Association as co-documentation agents. The Credit Facility matures in December 2005, contains options for a one year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. In addition, borrowings under the Credit Facility are currently priced off LIBOR plus 90 basis points and the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership's senior unsecured credit rating the interest rates and facility fee are subject to change. At December 31, 2003, the outstanding borrowings under the Credit Facility aggregated $169 million and carried a weighted average interest rate of 2.86% per annum.

      The following table sets forth the Company's Applicable Margin, pursuant to the Credit Facility, which indicates the additional respective percentages per annum applied to LIBOR based-borrowings determined based on the Operating Partnership's senior unsecured credit rating:

                                                             Applicable
         Senior unsecured credit rating                      Margin
       ----------------------------------------------     ---------------
         A- / A3                                               .600%
         BBB+ / Baa1                                           .625%
         BBB / Baa2                                            .700%
         BBB- / Baa3                                           .900%
         Below BBB- / Baa3
            or unrated                                        1.20%


      The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At December 31, 2003, the Company had availability under the Credit Facility to borrow approximately an additional $331 million subject to compliance with certain financial covenants.

     On January 22, 2004, the Operating Partnership issued $150 million of seven-year 5.15% (5.196% effective rate) senior unsecured notes. Prior to the issuance of these notes the Company entered into several anticipatory interest rate hedge instruments to protect itself against potentially rising interest rates. At the time the notes were issued the Company incurred a net cost of approximately $980,000 to settle these instruments. Such costs will be amortized over the term of the notes. Net proceeds of approximately $148 million received from this issuance were used to repay outstanding borrowings under the Credit Facility.

Stock and Other Equity Offerings

      On August 7, 2003, the Company issued 465,845 Class C OP Units valued at $24.00 per unit in connection with its acquisition of a Class A office property located in Stamford, Connecticut.

      On October 24, 2003, the Company gave notice to its Class B common stockholders that it would exercise its option to exchange 100% of its Class B common stock outstanding (9,915,313 shares) on November 25, 2003 for an equal number of shares of its Class A common stock. Such exchange occurred on November 25, 2003.

      On November 10, 2003, as partial consideration for the Company's sale of its Long Island industrial building portfolio to the departing Rechler family members, the Company redeemed and retired, approximately 3.9 million OP Units valued at approximately $90.4 million or $23.00 per share. In addition, during the year ended December 31, 2003, certain limited partners exchanged approximately 258,000 OP Units for an equal number of shares of the Company's Class A common stock.

      The Board of Directors of the Company has authorized the purchase of up to five million shares of the Company's Class A common stock. Transactions conducted on the New York Stock Exchange will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. During the year ended December 31, 2003, under this buy-back program, the Company purchased 252,000 shares of Class A common stock for an aggregate purchase price of approximately $4.5 million or $18.01 per share.

      During 2003, employees of the Company exercised 58,809 of their stock options resulting in proceeds to the Company of approximately $1.0 million.

      In January 2004, the Company exercised its option to redeem two million shares, or 100% of its outstanding 8.85% Series B Convertible Cumulative Preferred Stock for approximately 1,958,000 shares of its Class A common stock.

OTHER

      In March of 2004, the Company received notification from the Internal Revenue Service indicating that they have selected the 2001 tax return of the Operating Partnership for examination. The examination process has not yet commenced.

CORPORATE STRATEGIES AND GROWTH OPPORTUNITIES

      The Company's primary business objectives are to maximize current return to stockholders through increases in distributable cash flow per share and to increase stockholders' long-term total return through the appreciation in value of its common stock. The Company's core business strategy is based on a long-term outlook considering real estate is a cyclical business. The Company seeks to accomplish long-term stability and success by developing and maintaining an infrastructure and franchise that is modeled for success over the long-term. This approach allows the Company to recognize different points in the market cycle and adjust our strategy accordingly. Although the Company has recently experienced increased leasing activity, the Company remains cautious about the market environment. With this cautious bias we choose to maintain our conservative strategy of focusing on retaining high occupancies, controlling operating expenses, maintaining a high level of investment discipline and preserving financial flexibility. The Company plans to achieve these objectives by continuing Reckson's corporate strategies and capitalizing on the internal and external growth opportunities as described below.

      Corporate Strategies. Management believes that throughout its 40-year operating history, Reckson has created value in its properties through a variety of market cycles by implementing the operating strategies described below. These operating strategies include: (i) a multidisciplinary leasing approach that involves architectural design and construction personnel as well as leasing professionals, (ii) innovative marketing programs that strategically position the Company's properties and distinguish its portfolio from the competition, increase brand equity and gain market-share. These cost-effective, high-yield programs include electronic web-casting, targeted outdoor and print media campaigns and sales promotion that enhances broker relationships and influences tenant retention, (iii) a comprehensive tenant service program and property amenities designed to maximize tenant satisfaction and retention, (iv) cost control management and systems that take advantage of economies of scale that arise from the Company's market position and efficiencies attributable to the state-of-the-art energy control systems at many of the office properties, (v) a fully integrated infrastructure of proprietary and property management accounting systems which encompasses technologically advanced systems and tools that provide meaningful information, on a real time basis, throughout the entire organization and (vi) an acquisition, disposition and development strategy that is continuously adjusted in light of anticipated changes in market conditions and that seeks to capitalize on management's multidisciplinary expertise and market knowledge to modify, upgrade and reposition a property in its marketplace in order to maximize value.

      The Company also currently intends to adhere to a policy of maintaining a stabilized debt ratio over time (defined as the total debt of the Company as a percentage of the sum of the Company's total debt and the market value of its equity) of not more than 50%. This debt ratio is intended to provide the Company with financial flexibility to select the optimal source of capital (whether debt or equity) with which to finance external growth. There can be no assurances that the Company will not adjust this policy in the future. As of December 31, 2003, the Company's debt ratio was approximately 41.2%. This calculation is net of minority partners' proportionate share of joint venture debt and includes the Company's share of unconsolidated joint venture debt.

      Growth Opportunities. The Company intends to achieve its primary business objectives by applying its corporate strategies to the internal and external growth opportunities described below.

      Internal Growth. To the extent New York City, the Long Island, Westchester, New Jersey and Southern Connecticut office markets stabilize and begin to recover with limited new supply, management believes the Company is well positioned to benefit from rental revenue growth through: (i) contractual annual compounding of 3-4% Base Rent increases (defined as fixed gross rental amounts that exclude payments on account of real estate taxes, operating expense escalations and base electrical charges) on approximately 90% of existing leases from its Long Island properties, (ii) periodic contractual increases in Base Rent on existing leases from its Westchester properties, the New Jersey properties, the New York City properties and the Southern Connecticut properties and (iii) the potential for increases to Base Rents as leases expire and space is re-leased at the higher rents that exist in the current market environment.

      Through its ownership of properties in the key CBD and suburban office markets in the Tri-State Area, the Company believes it has a unique competitive advantage as the trend toward the regional decentralization of the workplace increases. Due to the events of September 11, 2001 as well as technological advances which further enable decentralization, companies are strategically re-evaluating the benefits and feasibility of regional decentralization and reassessing their long-term space needs. The Company believes this multi-location regional decentralization will continue to take place, increasing as companies begin to have better visibility as to the future of the economy, further validating our regional strategy of maintaining a significant market share in the key CBD and suburban office markets in the Tri-State Area.

      External Growth. The Company seeks to acquire multi-tenant Class A office buildings in New York City and the surrounding Tri-State Area CBD and core suburban markets located in the Tri-State Area. Management believes that the Tri-State Area presents future opportunities to acquire or invest in properties at attractive yields. The Company believes that its (i) capital structure, in particular its Credit Facility providing for a maximum borrowing amount of up to $500 million and access to unsecured debt markets, (ii) ability to acquire a property for OP Units and thereby defer the seller's income tax on gain, (iii) operating economies of scale, (iv) relationships with financial institutions and private real estate owners, (v) fully integrated operations in its five existing divisions and (vi) its substantial position and franchise in the submarkets in which it owns properties will enhance the Company's ability to identify and capitalize on acquisition opportunities. The Company also intends to selectively develop new Class A CBD and suburban office properties and to continue to redevelop existing properties as these opportunities arise. The Company will concentrate its development activities on Class A CBD and suburban office properties within the Tri-State Area. The Company's expansion into the New York City office market has provided it with future opportunities to acquire interests in properties at attractive yields. The Company also believes that its New York City division provides additional leasing and operational capabilities and enhances its overall franchise value by being the only real estate operating company in the Tri-State Area with significant presence in both Manhattan and key Tri-State Area sub-markets.

      In addition, when valuations for commercial real estate properties are high, the Company will seek to sell certain properties or interests therein to realize value and profit created. The Company will then seek opportunities to reinvest the capital realized from these dispositions back into value-added assets in the Company's core Tri-State Area markets, as well as pursue its stock repurchase program when deemed appropriate.

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

      Soil, sediment and groundwater contamination, consisting of volatile organic compounds ("VOCs") and metals, has been identified at the property at 32 Windsor Place, Central Islip, New York. The contamination is associated with industrial activities conducted by a tenant at the property over a number of years. The contamination, which was identified through an environmental investigation conducted on behalf of the Company, has been reported to the New York State Department of Environmental Conservation. The Company has notified the tenant of the findings and has demanded that the tenant take appropriate actions to fully investigate and remediate the contamination. Under applicable environmental laws, both the tenant and the Company are liable for the cost of investigation and remediation. The Company does not believe that the cost of investigation and remediation will be material and the Company has recourse against the tenant. However, there can be no assurance that the Company will not incur liability that would have a material adverse effect on the Company's business.

ITEM 2.   PROPERTIES

GENERAL

      As of December 31, 2003 the Company owned 89 properties (including 10 joint venture properties) in the Tri-State Area CBD and suburban markets, encompassing approximately 14.7 million rentable square feet, all of which are managed by the Company. The properties include 16 Class A CBD office properties encompassing approximately 5.3 million rentable square feet. The CBD office properties consist of five properties located in New York City, nine properties located in Stamford, CT and two properties located in White Plains, NY. The CBD office properties comprised 42% of the Company's net operating income (property operating revenues less property operating expenses) for the three months ended December 31, 2003. The properties also include 61 Class A suburban office properties encompassing approximately 8.4 million rentable square feet, of which 42 of these properties, or 75% as measured by square footage, are located within the Company's ten office parks. Reckson has historically emphasized the development and acquisition of properties that are part of large-scale suburban office parks. The Company believes that owning properties in planned office and industrial parks provides certain strategic advantages, including the following:
(i) certain tenants prefer being located in a park with other high quality companies to enhance their corporate image, (ii) parks afford tenants certain aesthetic amenities such as a common landscaping plan, standardization of signage and common dining and recreational facilities, (iii) tenants may expand (or contract) their business within a park, enabling them to centralize business functions and (iv) a park provides tenants with access to other tenants and may facilitate business relationships between tenants. The properties also include 11 industrial / R&D properties encompassing approximately 1.0 million rentable square feet and one retail property comprising approximately 9,000 rentable square feet. The Company also owns a 355,000 square foot office property located in Orlando, Florida.

         Set forth below is a summary of certain information relating to the Company's properties, categorized by office and industrial / R&D properties, as of December 31, 2003.

OFFICE PROPERTIES

General

         As of December 31, 2003, the Company owned or had an interest in 16 Class A CBD office properties encompassing approximately 5.3 million square feet and 61 Class A suburban office properties encompassing approximately 8.4 million square feet. As of December 31, 2003, the office properties were approximately 91.5% leased (percent leased excludes properties under development) to approximately 900 tenants.

         The office properties are Class A office buildings and are well-located, well-maintained and professionally managed. In addition, these properties are modern with high finishes and achieve among the highest rent, occupancy and tenant retention rates within their sub-markets. The 16 Class A CBD office properties consist of five properties located in New York City, nine properties located in Stamford, CT and two properties located in White Plains, NY. Forty two of the 61 suburban office properties are located within the Company's ten office parks. The buildings in these office parks offer a full array of amenities including health clubs, racquetball courts, sun decks, restaurants, computer controlled HVAC access systems and conference centers. Management believes that the location, quality of construction and amenities as well as the Company's reputation for providing a high level of tenant service have enabled the Company to attract and retain a national tenant base. The office tenants include national companies representing all major industry groups including consumer products, financial services, pharmaceuticals, health care, telecommunication and technology and insurance and service companies, such as "Big Four" accounting firms and major law firms.

      The office properties are leased to both national and local tenants. Leases on the office properties are typically written for terms ranging from five to ten years and require: (i) payment of a fixed gross rental amount that excludes payments on account of real estate tax, operating expense escalations and base electrical charges ("Base Rent"), (ii) payment of a base electrical charge, (iii) payment of real estate tax escalations over a base year, (iv) payment of compounded annual increases to Base Rent and/or payment of operating expense escalations over a base year, (v) payment of overtime HVAC and electric, and (vi) payment of electric escalations over a base year. In virtually all leases, the landlord is responsible for structural repairs. Renewal provisions typically provide for renewal rates at market rates or a percentage thereof, provided that such rates are not less than the most recent renewal rates.

      The following table sets forth certain information as of December 31, 2003 for each of the office properties.



                                              OWNERSHIP                                                            ANNUAL
                                               INTEREST                                                             BASE
                                               (GROUND                                                              RENT    NUMBER
                                                LEASE                 LAND   NUMBER RENTABLE                        PER       OF
                                  PERCENTAGE  EXPIRATION    YEAR      AREA     OF    SQUARE  PERCENT  ANNUAL BASE  LEASED   TENANT
                                  OWNERSHIP    DATE)(1)  CONSTRUCTED (ACRES) FLOORS   FEET   LEASED     RENT (2)   SQ. FT.  LEASES
                                    -----------------------------------------------------------------------------------------------
CBD OFFICE PROPERTIES:

  LANDMARK SQUARE
    One Landmark Sq.,
    Stamford, CT                     100%        Fee       1973      N/A    22     280,661   83.7%    $5,825,595   $20.76    51
    Two Landmark Sq.,
    Stamford, CT                     100%        Fee       1976      N/A     3      36,889   91.7%      $810,020   $21.96     8
    Three Landmark Sq.,
    Stamford, CT                     100%        Fee       1978      N/A     6     128,887   94.3%    $3,234,142   $25.09    14
    Four Landmark Sq.,
    Stamford, CT                     100%        Fee       1977      N/A     5      99,446   62.9%    $1,111,599   $11.18    10
    Five Landmark Sq.,
    Stamford, CT                     100%        Fee       1976      N/A     3      58,000  100.0%      $314,384    $5.42     3
    Six Landmark Sq.,
    Stamford,  CT                    100%        Fee       1984      N/A    10     170,080   98.4%    $4,215,211   $24.78     7
                                                                   --------      ------------------------------------------------
         TOTAL- LANDMARK
          SQUARE                                                     7.2           773,963   87.6%   $15,510,951   $20.04    93

  OTHER STAMFORD PROPERTIES

    1055 Washington Blvd.,
    Stamford, CT                     100%        Fee       1987      1.5    10     178,855   76.6%    $3,679,745   $20.57    16
    680 Washington Blvd.,
    Stamford, CT                      51%        Fee       1989      1.3    11     132,759  100.0%    $4,085,458   $30.77     6
    750 Washington Blvd.,
    Stamford, CT                      51%        Fee       1989      2.4    11     185,671   98.2%    $4,758,575   $25.63     9
                                                                   --------      -------------------------------------------------
         TOTAL-STAMFORD
          TOWERS                                                     5.2           497,285   90.9%   $12,523,778   $25.18    31

  STAND-ALONE WESTCHESTER

    360 Hamilton Ave.,
    White Plains, NY                 100%        Fee        1977     1.5    12     381,257   87.9%    $8,613,036   $22.59    13
    140 Grand St.,
    White Plains, NY                 100%        Fee        1991     2.2     9     124,229   88.7%    $2,652,606   $21.35     8
                                                                   -------       -------------------------------------------------
         TOTAL-STAND-ALONE
          WESTCHESTER                                                3.7           505,486   88.1%   $11,265,642   $22.29    21

  NEW YORK CITY OFFICE PROPERTIES

    120 W. 45th St.,
    New York, NY                     100%        Fee        1989     0.4    40     441,140   97.8%   $18,206,283   $41.27    31
    100 Wall St.,
    New York, NY                     100%        Fee        1969     0.5    29     461,134   82.5%   $13,231,149   $28.69    23
    810 Seventh Ave.,
    New York, NY                     100%      Fee(5)       1970     0.6    42     690,977   88.1%   $23,391,614   $33.85    27
    919 Third Ave.,
    New York, NY                     100%      Fee(6)       1971     1.5    47   1,363,158   99.6%   $58,287,632   $42.76    15
    1350 Ave. of the Americas,
    New York, NY                     100%        Fee        1966     0.6    35     543,842   95.3%   $17,340,309   $31.88    67
                                                                   -------       --------------------------------------------------
         TOTAL-NEW YORK CITY
          OFFICE PROPERTIES                                          3.6         3,500,251   94.2%  $130,456,987   $37.27   163

TOTAL CBD OFFICE PROPERTIES                                         19.7         5,276,985   92.3%  $169,757,358   $32.17   308


SUBURBAN OFFICE PROPERTIES:

 HUNTINGTON MELVILLE
  CORPORATE CENTER
    395 North Service Rd,
    Melville, NY                     100%  Lease (2081)     1988     7.5     4     187,374  100.0%    $5,274,218   $28.15     5
    200 Broadhollow Rd,,
    Melville, NY                     100%        Fee        1981     4.6     4      68,053   95.8%    $1,526,750   $22.43    12
    48 South Service Rd,
    Melville, NY                     100%        Fee        1986     7.3     4     127,274   99.5%    $2,660,558   $20.90    10
    35 Pinelawn Rd,
    Melville, NY                     100%        Fee        1980     6.0     2     108,136  100.0%    $2,162,477   $20.00    34
    275 Broadhollow Rd,
    Melville, NY                      51%        Fee        1970     5.8     4     126,770  100.0%    $3,088,583   $24.36     1
    58 South Service Rd,
    Melville, NY                     100%        Fee        2000    16.5     4     279,886   88.8%    $7,435,773   $26.57     9
    1305 Old Walt Whitman Rd,
    Melville, NY                      51%        Fee      1998(3)   18.1     3     164,166  100.0%    $4,364,216   $26.58     5
                                                                   ------       -------------------------------------------------
      TOTAL- HUNTINGTON MEVILLE
       CORPORATE CENTER                                             65.8         1,061,659   96.7%   $26,512,575   $24.97    76

 NORTH SHORE ATRIUM
    6800 Jericho Turnpike,
    Syosset, NY                      100%        Fee        1977    13.0     2     204,331   94.2%    $3,847,063   $18.83    42
    6900 Jericho Turnpike,
    Syosset, NY                      100%        Fee        1982     5.0     4      94,945  100.0%    $2,042,699   $21.51    14
                                                                   ------       -------------------------------------------------
      TOTAL-NORTH SHORE ATRIUM                                      18.0           299,276   96.1%    $5,889,762   $19.68    56

 NASSAU WEST CORPORATE CENTER
    50 Charles Lindbergh Blvd.,
    Mitchel Field, NY                100%  Lease (2082)     1984     9.1     6     215,000   88.3%    $4,431,914   $20.61    19
    60 Charles Lindbergh Blvd.,
    Mitchel Field, NY                100%  Lease (2082)     1989     7.8     2     195,570   29.6%    $1,401,701    $7.17     3
    51 Charles Lindbergh Blvd.,
    Mitchel Field, NY                100%  Lease (2084)     1989     6.6     1     108,000  100.0%    $2,634,349   $24.39     1
    55 Charles Lindbergh Blvd.,
    Mitchel Field, NY                100%  Lease (2082)     1982    10.0     2     214,581  100.0%    $2,837,056   $13.22     2
    333 Earl Ovington Blvd.,
    Mitchel Field, NY                 60%  Lease (2088)     1991    30.6    10     583,337   93.2%   $15,141,208   $25.96    24
    90 Merrick Ave.,
    Mitchel Field, NY                 51%  Lease (2084)     1985    13.2     9     234,996   94.1%    $6,009,539   $25.57    21
                                                                   ------      --------------------------------------------------
      TOTAL-NASSAU WEST
       CORPORATE CENTER                                             77.3         1,551,484   86.0%   $32,455,767   $20.92    70

 TARRYTOWN CORPORATE CENTER
    505 White Plains Rd.,
    Tarrytown, NY                    100%        Fee        1974     1.4     2      26,319   91.1%      $320,423   $12.17    20
    520 White Plains Rd.,
    Tarrytown, NY                     60%       Fee(4)      1981     6.8     6     155,162   98.3%    $3,274,395   $21.10     3
    555 White Plains Rd.,
    Tarrytown, NY                    100%        Fee        1972     4.2     5     121,886   89.0%    $2,195,871   $18.02     7
    560 White Plains Rd.,
    Tarrytown, NY                    100%        Fee        1980     4.0     6     124,117   93.8%    $2,501,815   $20.16    19
    580 White Plains Rd.,
    Tarrytown, NY                    100%        Fee        1977     6.1     6     169,447   65.1%    $2,455,550   $14.49    12
    660 White Plains Rd.,
    Tarrytown, NY                    100%        Fee        1983    10.9     6     253,226   91.7%    $5,416,509   $21.39    35
                                                                   ------       -------------------------------------------------
      TOTAL-TARRYTOWN CORPORATE
       CENTER                                                       33.4           850,157   87.5%   $16,164,563   $19.01    96

  RECKSON EXECUTIVE PARK
     1 International Dr.,
     Ryebrook, NY                    100%        Fee        1983     N/A     3      90,000  100.0%    $1,155,000   $12.83     1
     2 International Dr.,
     Ryebrook, NY                    100%        Fee        1983     N/A     3      90,000  100.0%    $1,155,000   $12.83     1
     3 International Dr.,
     Ryebrook, NY                    100%        Fee        1983     N/A     3      91,193   67.1%    $1,080,224   $11.85     4
     4 International Dr.,
     Ryebrook, NY                    100%        Fee        1986     N/A     3      87,833   92.9%    $1,862,929   $21.21     7
     5 International Dr.,
     Ryebrook, NY                    100%        Fee        1986     N/A     3      90,000   51.1%            $0    $0.00     1
     6 International Dr.,
     Ryebrook, NY                    100%        Fee        1986     N/A     3      94,753   84.0%    $1,893,621   $19.98     9
                                                                   ------       -------------------------------------------------
       TOTAL-RECKSON EXECUTIVE
               PARK                                                 44.4           543,779   82.5%    $7,146,774   $13.14    23

 SUMMIT AT VALHALLA
    100 Summit Dr.,
    Valhalla, NY                     100%        Fee        1988    11.3     4     248,174   87.3%    $5,527,232   $22.27     7
    200 Summit Dr.,
    Valhalla, NY                     100%        Fee        1990    18.0     4     233,391   99.4%    $5,926,008   $25.39     9
    500 Summit Dr.,
    Valhalla, NY                     100%        Fee        1986    29.1     4     208,660  100.0%    $5,529,490   $26.50     1
                                                                   ------       -------------------------------------------------
      TOTAL-SUMMIT AT VALHALLA                                      58.4           690,225   95.2%   $16,982,730   $24.60    17

 MT. PLEASANT CORPORATE CENTER
    115/117 Stevens Ave.,
    Mt. Pleasant, NY                 100%        Fee        1984     5.0     3     166,191   97.3%    $3,383,522   $20.36    19
                                                                   ------       -------------------------------------------------
      Total-Mt Pleasant
       Corporate Center                                              5.0           166,191   97.3%    $3,383,522   $20.36    19

 STAND-ALONE LONG ISLAND
  PROPERTIES
    400 Garden City Plaza,
    Garden City, NY                   51%        Fee        1989     5.7     5     174,408   99.1%    $3,880,083   $22.25    20
    88 Duryea Rd.,
    Melville, NY                     100%        Fee        1986     1.5     2      23,878  100.0%      $558,371   $23.38     4
    310 East Shore Rd.,
    Great Neck, NY                   100%        Fee        1981     1.5     4      50,108   98.1%    $1,216,437   $24.28    18
    333 East Shore Rd.,
    Great Neck, NY                   100%  Lease (2030)     1976     1.5     2      17,650   81.4%      $348,566   $19.75     8
    520 Broadhollow Rd.,
    Melville, NY                     100%        Fee        1978     7.0     1      85,784  100.0%    $1,879,121   $21.91     3
    1660 Walt Whitman Rd.,
    Melville, NY                     100%        Fee        1980     6.5     1      76,851   79.5%    $1,376,469   $17.91     6
    150 Motor Parkway,
    Hauppauge, NY                    100%        Fee        1984    11.3     4     185,475   96.4%    $4,084,416   $22.02    23
    120 Mineola Blvd.,
    Mineola, NY                      100%        Fee        1989     0.7     6     101,572   78.4%    $1,936,735   $19.07     6
    300 Motor Parkway,
    Hauppauge, NY                    100%        Fee        1979     4.2     1      54,154   89.0%      $790,543   $14.60     6
    48 Harbor Pk Dr.,
    Port Washington, NY              100%        Fee        1976     2.7     1      35,000  100.0%      $827,502   $23.64     1
    50 Marcus Dr.,
    Melville, NY                     100%        Fee        2000    12.9     2     163,762  100.0%    $3,938,677   $24.05     1
                                                                   ------       -------------------------------------------------
      TOTAL-STAND-ALONE
        LONG ISLAND                                                 55.5           968,642   94.2%   $20,836,920   $21.51    96

 STAND-ALONE WESTCHESTER
    120 White Plains Rd.,
    Tarrytown, NY                     51%        Fee        1984     9.7     6     206,754   96.0%    $5,200,561   $25.15    12
    80 Grasslands,
    Elmsford, NY                     100%        Fee        1989     4.9     3      87,114  100.0%    $1,900,643   $21.82     5
                                                                   ------       -------------------------------------------------
      TOTAL-STAND-ALONE
       WESTCHESTER                                                  14.6           293,868   97.2%    $7,101,204   $24.16    17

 EXECUTIVE HILL OFFICE PARK
    100 Executive Dr., Rt. 280
    Corridor, NJ                     100%        Fee        1978    10.1     3      93,349   84.6%    $1,689,771   $18.10     9
    200 Executive Dr., Rt. 208
    Corridor, NJ                     100%        Fee        1980     8.2     4     105,628   98.2%    $2,271,924   $21.51     9
    300 Executive Dr., Rt. 280
    Corridor, NJ                     100%        Fee        1984     8.7     4     124,664   93.9%    $2,657,216   $21.32    10
    10 Rooney Circle, Rt. 280
    Corridor, NJ                     100%        Fee        1971     5.2     3      70,716   78.9%    $1,374,846   $19.44     2
                                                                   ------       -------------------------------------------------
      TOTAL-EXECUTIVE HILL
       OFFICE PARK                                                  32.2           394,357   90.2%    $7,993,757   $20.27    30

 UNIVERSITY SQUARE PRINCETON
    100 Campus Dr., Princeton/Rt. 1
    Corridor, NJ                     100%        Fee        1987     N/A     1      27,888  100.0%      $648,433   $23.25     3
    104 Campus Dr., Princeton/Rt. 1
    Corridor, NJ                     100%        Fee        1987     N/A     1      70,239  100.0%    $1,663,171   $23.68     2
    115 Campus Dr., Princeton/Rt. 1
    Corridor, NJ                     100%        Fee        1987     N/A     1      33,600  100.0%      $834,759   $24.84     1
                                                                   ------       -------------------------------------------------
      TOTAL- UNIVERSITY SQUARE                                      11.0           131,727  100.0%    $3,146,363   $23.89     6

 SHORT HILLS OFFICE COMPLEX
    101 John F. Kennedy Parkway,
    Short Hills, NJ                  100%        Fee        1981     9.0     6     189,524   44.0%      $922,826    $4.87     2
    103 John F. Kennedy Parkway,
    Short Hills, NJ(3)               100%        Fee        1981     6.0     4     123,000  100.0%    $4,182,000   $34.00     1
    51 John F Kennedy Parkway,
    Short Hills, NJ                   51%        Fee        1988    11.0     5     250,713  100.0%    $8,993,253   $35.87    19
                                                                   ------       -------------------------------------------------
      TOTAL- SHORT HILLS OFFICE                                     26.0           563,237   81.2%   $14,098,079   $25.03    22

 STAND-ALONE NEW JERSEY
  PROPERTIES
    99 Cherry Hill Road,
    Parsippany,  NJ                  100%        Fee        1982     8.8     3      93,396   85.6%    $1,498,822   $16.05    12
    119 Cherry Hill Rd,
    Parsippany,  NJ                  100%        Fee        1982     9.3     3      95,179   68.8%    $1,315,148   $13.82    12
    One Eagle Rock,
    Hanover,  NJ                     100%        Fee        1986    10.4     3     144,587   97.3%    $2,692,295   $18.62     6
    3 University Plaza,
    Hackensack,  NJ                  100%        Fee        1985    10.6     6     219,590  100.0%    $5,075,500   $23.11    19
    1255 Broad St.,
    Clifton,  NJ                     100%        Fee        1968    11.1     2     193,574  100.0%    $4,328,639   $22.36     2
    492 River Rd.,
    Nutley,  NJ                      100%        Fee        1952    17.3    13     130,009  100.0%    $2,177,651   $16.75     1
                                                                   ------       -------------------------------------------------
      TOTAL- STAND-ALONE NJ
       PROPERTIES                                                   67.5           876,335   94.6%   $17,088,055   $19.50    52

 TOTAL SUBURBAN OFFICE PROPERTIES                                  509.1         8,390,937   91.0%  $178,800,071   $21.31   580

TOTAL-OFFICE PROPERTIES                                            528.8        13,667,922   91.5%  $348,557,429   $25.50   888


(1)  Ground lease expirations assume exercise of renewal options by the lessee.
(2) Represents Base Rent, net of electric reimbursement, of signed leases at December 31, 2003 adjusted for scheduled contractual increases during the 12 months ending December 31, 2004. Total Base Rent for these purposes reflects the effect of any lease expirations that occur during the 12-month period ending December 31, 2004. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.
(3)  Year renovated.
(4) The actual fee interest in is held by the County of Westchester Industrial Development Agency. The fee interest in 520 White Plains Road may be acquired if the outstanding principal under certain loan agreements and annual basic installments are prepaid in full.
(5) There is a ground lease in place on a small portion of the land which expires in 2066.
(6) There is a ground lease in place on a small portion of the land which expires in 2066.

INDUSTRIAL / R&D PROPERTIES

      As of December 31, 2003, the Company owned 11 industrial / R&D properties that encompass approximately 1.0 million rentable square feet. As of December 31, 2003, the industrial / R&D properties were approximately 75.5% leased to 22 tenants. Three of these properties aggregating approximately 143,000 square feet are currently under contract for sale. The Company anticipates the sale of these properties to occur during 2004.

      The following table sets forth certain information as of December 31, 2003 for each of the industrial / R&D properties.

                                   OWNERSHIP
                                   INTEREST                                                                         ANNUAL
                                   (GROUND                                   RESEARCH                                RENT   NUMBER
                                     LEASE                 LAND   CLEARANCE     AND      RENTABLE           ANNUAL    PER     OF
                        PERCENTAGE EXPIRATION    YEAR      AREA    HEIGHT   DEVELOPMENT   SQUARE   PERCENT   BASE   LEASED  TENANTS
                         OWNERSHIP   DATE)    CONSTRUCTED (ACRES) (FEET)(1)   FINISH       FEET    LEASED  RENT (2) SQ. FT. LEASES
                        -----------------------------------------------------------------------------------------------------------
LONG ISLAND INDUSTRIAL
  ISLIP & HAUPPAUGE LONG
   ISLAND
    32 Windsor Pl.,
    Islip, NY               100.0%   Fee      1971          2.5       18        10%       43,000  100.0%    $162,123   $3.77   1
    300 Kennedy Drive,
    Haupauge, NY            100.0%   Fee      1969          4.1       12       100%       50,000  100.0%    $357,146   $7.14   1
    350 Kennedy Drive,
    Haupauge, NY            100.0%   Fee      1970          4.5       26        50%       50,489  100.0%    $344,830   $6.83   1
                                                         --------                     ---------------------------------------------
       ISLIP LONG ISLAND
        TOTAL                                              11.1                          143,489  100.0%    $864,099   $6.02   3

NEW JERSEY INDUSTRIAL
  WESTERN MORRIS AND SOUTH
   PLAINFIELD
    100 Forge Way,
    Rockaway, NJ            100.0%   Fee      1986          3.5       24        46%       20,150   92.3%    $161,864   $8.03   4
    200 Forge Way,
    Rockaway, NJ            100.0%   Fee      1989         12.7       28        53%       72,118  100.0%    $634,638   $8.80   2
    300 Forge Way,
    Rockaway, NJ            100.0%   Fee      1989          4.2       24        63%       24,200   50.4%     $52,104   $2.15   1
    400 Forge Way,
    Rockaway, NJ            100.0%   Fee      1989         12.8       28        20%       73,000  100.0%    $547,768   $7.50   3
    40 Cragwood Rd.,
    South Plainfield, NJ    100.0%   Fee      1965         13.5       16        30%      130,793   70.3%  $1,299,367   $9.93   4
                                                         --------                     ---------------------------------------------
       W. MORRIS S. PLAINFIELD
         TOTAL                                             46.7                          320,261   83.7%  $2,695,741   $8.42  14

WESTCHESTER  INDUSTRIAL
  ELMSFORD WESTCHESTER
    100 Grasslands Rd.,
    Elmsford, NY            100.0%   Fee     1964           3.6       16       100%       47,690  100.0%    $897,500  $18.82   3
    500 Saw Mill Rd.,
    Elmsford, NY            100.0%   Fee     1968           7.3       22        20%       92,000  100.0%  $1,002,800  $10.90   1
                                                         --------                     ---------------------------------------------
       ELMSFORD WESTCHESTER
        TOTAL                                              10.9                          139,690  100.0%  $1,900,300  $13.60   4

CONNECTICUT  INDUSTRIAL
  SHELTON CONNECTICUT
    710 Bridgeport,
    Shelton, CT             100.0%   Fee  1971-1979        36.1       22        29%      452,414   54.3%  $2,032,502   $4.49   1
                                                         --------                     ---------------------------------------------
       SHELTON CONNECTICUT
        TOTAL                                              36.1                          452,414   54.3%  $2,032,502   $4.49   1

TOTAL INDUSTRIAL                                          104.8                        1,055,854   75.5%  $7,492,642   $7.10  22


(1)  Calculated as the difference from the lowest beam to floor.
(2) Represents Base Rent, net of electric reimbursement, of signed leases at December 31, 2003 adjusted for scheduled contractual increases during the 12 months ending December 31, 2004. Total Base Rent for these purposes reflects the effect of any lease expirations that occur during the 12 month period ending December 31, 2004. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.

RETAIL PROPERTY

      As of December 31, 2003, the Company owned one free-standing retail property encompassing approximately 9,000 square feet located in Great Neck, New York. This property is 100% leased.

DEVELOPMENTS IN PROGRESS

      As of December 31, 2003, the Company had invested approximately $66.4 million in developments in progress. In addition, the Company has invested approximately $37.1 million relating to 12 remaining parcels of land on which it can develop approximately 3.0 million square feet of office space. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values.

During February 2003, the Company, through Reckson Construction Group, Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, New York and was retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction closed on March 11, 2003 and development of the aforementioned office building has commenced and is near completion. Net proceeds from the land sale of approximately $18.3 million were used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to
Section 1031 of the Code (a "Section 1031 Exchange"). A Section 1031 Exchange allows for the deferral of taxes related to the gain attributable to the sale of property if qualified replacement property is identified within 45 days and such qualified replacement property is then acquired within 180 days from the initial sale. The Company identified and acquired certain qualified replacement properties to complete the 1031 exchange. Two of the qualified replacement properties were subsequently contracted for sale as part of the Company's Long Island industrial building portfolio sale. There can be no assurances that the Company will identify or acquire additional qualified replacement properties in which case the Company would incur the tax liability on the capital gain realized of approximately $1.5 million.

THE OPTION PROPERTIES

      In connection with the IPO, the Company was granted ten-year options to acquire ten properties (the "Option Properties") which were either owned by certain Rechler family members who were also executive officers of the Company, or in which the Rechler family members own a non-controlling minority interest at a price based upon an agreed upon formula. In years prior to 2001, one of these properties was sold by the Rechler family members to a third party and four of these properties were acquired by the Company for an aggregate purchase price of approximately $35 million, which included the issuance of approximately 475,000 OP Units valued at approximately $8.8 million.

      On November 10, 2003, in connection with the Company's sale of its Long Island industrial building portfolio four of the five remaining options (the "Remaining Option Properties") granted to the Company at the time of the IPO to purchase interests in properties owned by Rechler family members were terminated. In return the Company received an aggregate payment from the Rechler family members of $972,000. Rechler family members have also agreed to extend the term of the remaining option on the property located at 225 Broadhollow Road, Melville, NY (the Company's current headquarters) for five years and to release the Company from approximately 15,500 square feet under its lease at this property. In connection with the restructuring of the remaining option the Rechler family members paid the Company $1 million in return for the Company's agreement not to exercise the option during the next three years. As part of the agreement, the exercise price of the option payable by the Company was increased by $1 million.

HISTORICAL NON-INCREMENTAL REVENUE-GENERATING CAPITAL EXPENDITURES, TENANT IMPROVEMENT COSTS AND LEASING COMMISSIONS

      The following table sets forth annual and per square foot non-incremental revenue-generating capital expenditures in which the Company paid or accrued, during the respective periods, to retain revenues attributable to existing leased space for the years ended 1999 through 2003 for the Company's office and industrial / R&D properties.

--------------------------------------------------------------------------------
           NON-INCREMENTAL REVENUE GENERATING CAPITAL EXPENDITURES (1)
--------------------------------------------------------------------------------

                                                                                             Average
                                       1999          2000          2001          2002       1999-2002     2003 (2)
                                    ----------    ----------    ----------    ----------    ----------   ----------
Suburban Office Properties
  Total                             $2,298,899    $3,289,116    $4,606,069    $5,283,674    $3,869,440   $6,791,336
  Per Square Foot                        $0.23         $0.33         $0.45         $0.53         $0.39        $0.67

NYC Office Properties
  Total                                 N/A         $946,718    $1,584,501    $1,939,111    $1,490,110   $1,922,209
  Per Square Foot                       N/A            $0.38         $0.45         $0.56         $0.46        $0.55

Industrial Properties
  Total                             $1,048,688      $813,431      $711,666    $1,881,627    $1,113,853   $1,218,401
  Per Square Foot                        $0.11         $0.11         $0.11         $0.28         $0.15        $0.23

TOTAL PORTFOLIO
                                    ----------    ----------    ----------    ----------                 ----------
  Total                             $3,347,587    $5,049,265    $6,902,236    $9,104,412                 $9,931,946
  Per Square Foot                        $0.17         $0.25         $0.34         $0.45                      $0.52

--------------------------------------------------------------------------------
NOTES:
------

(1) Represents capital expenditures at 100% of cost for all consolidated properties excluding One Orlando Center, in Orlando, FL.
(2) Excludes non-incremental capital expenditures of $435,140 incurred during the fourth quarter 2003 for the industrial properties which were sold during the period.

--------------------------------------------------------------------------------

      The following table sets forth annual and per square foot non-incremental revenue-generating tenant improvement costs and leasing commissions in which the Company committed to perform, during the respective periods, to retain revenues attributable to existing leased space for the years 1999 through 2003 for the Company's office and industrial / R&D properties:

-------------------------------------------------------------------------------
NON-INCREMENTAL REVENUE GENERATING TENANT IMPROVEMENTS AND LEASING
COMMISSIONS(1)
-------------------------------------------------------------------------------

                                                                                  Average
                                1999       2000         2001         2002        1999-2002     2003 (3)         New        Renewal
                             ----------  ----------  ----------  -----------     ----------  -----------    -----------  ----------
Long Island Office
  Properties
  Tenant Improvements        $1,009,357  $2,853,706  $2,722,457   $1,917,466     $2,125,747   $3,774,722     $2,850,868    $923,854
  Per Square Foot Improved        $4.73       $6.99       $8.47        $7.81          $7.00        $7.05         $10.58       $3.47
  Leasing Commissions          $551,762  $2,208,604  $1,444,412   $1,026,970     $1,307,937   $2,623,245     $2,110,056    $513,190
  Per Square Foot Leased          $2.59       $4.96       $4.49        $4.18          $4.06        $4.90          $7.83       $1.93
                             ----------  ----------  ----------  -----------     ----------  -----------    -----------  ----------
   Total Per Square Foot          $7.32      $11.95      $12.96       $11.99         $11.06       $11.95         $18.41       $5.40
                             ==========  ==========  ==========  ===========     ==========  ===========    ===========  ==========

Westchester Office
  Properties
  Tenant Improvements        $1,316,611  $1,860,027  $2,584,728   $6,391,589(2)  $3,038,239   $3,732,370     $3,250,244    $482,126
  Per Square Foot Improved        $5.62       $5.72       $5.91       $15.05          $8.08       $15.98         $22.24       $5.51
  Leasing Commissions          $457,730    $412,226  $1,263,012   $1,975,850     $1,027,204     $917,487       $810,491    $106,997
  Per Square Foot Leased          $1.96       $3.00       $2.89        $4.65          $3.13        $3.93          $5.55       $1.23
                             ----------  ----------  ----------  -----------     ----------  -----------    -----------  ----------
   Total Per Square Foot          $7.58       $8.72       $8.80       $19.70         $11.21       $19.91         $27.79       $6.74
                             ==========  ==========  ==========  ===========     ==========  ===========    ===========  ==========

Connecticut Office
  Properties
  Tenant Improvements          $179,043    $385,531    $213,909     $491,435       $317,480     $588,087       $529,328     $58,759
  Per Square Foot Improved        $4.88       $4.19       $1.46        $3.81          $3.58        $8.44         $14.56       $1.76
  Leasing Commissions          $110,252    $453,435    $209,322     $307,023       $270,008     $511,360       $306,212    $205,148
  Per Square Foot Leased          $3.00       $4.92       $1.43        $2.38          $2.93        $7.34          $8.42       $6.15
                             ----------  ----------  ----------  -----------     ----------  -----------    -----------  ----------
   Total Per Square Foot          $7.88       $9.11       $2.89        $6.19          $6.51       $15.78         $22.98       $7.91
                             ==========  ==========  ==========  ===========     ==========  ===========    ===========  ==========

New Jersey Office
  Properties
  Tenant Improvements          $454,054  $1,580,323  $1,146,385   $2,842,521     $1,505,821   $4,327,295     $3,614,058    $713,237
  Per Square Foot Improved        $2.29       $6.71       $2.92       $10.76          $5.67       $11.57         $24.65       $3.14
  Leasing Commissions          $787,065  $1,031,950  $1,602,962   $1,037,012     $1,114,747   $1,892,635     $1,142,697    $749,938
  Per Square Foot Leased          $3.96       $4.44       $4.08        $3.92          $4.10        $5.06          $7.80       $3.30
                             ----------  ----------  ----------  -----------     ----------  -----------    -----------  ----------
   Total Per Square Foot          $6.25      $11.15       $7.00       $14.68          $9.77       $16.63         $32.45       $6.44
                             ==========  ==========  ==========  ===========     ==========  ===========    ===========  ==========

New York City Office
  Properties
  Tenant Improvements           N/A         $65,267    $788,930   $4,350,106     $1,734,768   $5,810,017(4)  $5,526,757    $283,260
  Per Square Foot Improved      N/A           $1.79      $15.69       $18.39         $11.96       $32.84         $44.52       $5.37
  Leasing Commissions           N/A        $418,185  $1,098,829   $2,019,837     $1,178,950   $2,950,330(4)  $2,659,682    $290,648
  Per Square Foot Leased        N/A          $11.50      $21.86        $8.54         $13.97       $16.68         $21.43       $5.51
                             ----------  ----------  ----------  -----------     ----------  -----------    -----------  ----------
   Total Per Square Foot        N/A          $13.29      $37.55       $26.93         $25.93       $49.52         $65.95      $10.88
                             ==========  ==========  ==========  ===========     ==========  ===========    ===========  ==========

Industrial Properties
  Tenant Improvements          $375,646    $650,216  $1,366,488   $1,850,812     $1,060,791   $1,249,200       $998,972    $250,228
  Per Square Foot Improved        $0.25       $0.95       $1.65        $1.97          $1.20        $2.42          $3.25       $1.19
  Leasing Commissions          $835,108    $436,506    $354,572     $890,688       $629,218     $574,256       $500,654     $73,602
  Per Square Foot Leased          $0.56       $0.64       $0.43        $0.95          $0.64        $1.11          $1.63       $0.35
                             ----------  ----------  ----------  -----------     ----------  -----------    -----------  ----------
   Total Per Square Foot          $0.81       $1.59       $2.08        $2.92          $1.84        $3.53          $4.88       $1.54
                             ==========  ==========  ==========  ===========     ==========  ===========    ===========  ==========

-----------------------------------------------------------------------------------------------------------------------------------
TOTAL PORTFOLIO
  Tenant Improvements        $3,334,711  $7,395,070  $8,822,897  $17,843,929     $9,782,846  $19,481,691    $16,770,227  $2,711,464
  Per Square Foot Improved        $1.53       $4.15       $4.05        $7.96          $4.75       $10.22         $16.28       $3.09

  Leasing Commissions        $2,741,917  $4,960,906  $5,973,109   $7,257,380     $5,528,064   $9,469,313     $7,529,792  $1,939,523
  Per Square Foot Leased          $1.26       $3.05       $2.75        $3.24          $2.66        $4.97          $7.31       $2.21
                             ----------  ----------  ----------  -----------     ----------  -----------    -----------  ----------
   Total Per Square Foot          $2.79       $7.20       $6.80       $11.20          $7.41       $15.19         $23.59       $5.30
                             ==========  ==========  ==========  ===========     ==========  ===========    ===========  ==========

-------------------------------------------------------------------------------
NOTES:
------

(1) Represents tenant improvements and leasing commissions at 100% of cost for all consolidated properties excluding One Orlando Center, in Orlando, FL.
(2) Excludes tenant improvements and leasing commissions related to a 163,880 square foot leasing transaction with Fuji Photo Film U.S.A. Leasing commissions on this transaction amounted to $5.33 per square foot and tenant improvement allowance amounted to $40.88 per square foot.
(3) Excludes $1,398,626 of deferred leasing costs YTD 2003 attributable to space marketed but not yet leased.
(4) Excludes $5.8 million of tenant improvements and $2.2 million of leasing commissions related to a new 121,108 square foot lease to Debevoise with a lease commencement date in 2005. Also excludes tenant improvements of $0.2 million for Sandler O'Neil & Partners (7,446 SF) for expansion space with a lease commencement date in 2004.

-------------------------------------------------------------------------------

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

      The following table sets forth the Company's components of its paid or accrued non-incremental and incremental revenue-generating capital expenditures, tenant improvements and leasing costs for the year ended December 31, 2003 as reported on its "Statements of Cash Flows - Investment Activities" contained in its consolidated financial statements (in thousands):

Capital expendituress:
   Non-incremental.........................................  $  9,931
   Incremental.............................................     2,834

Tenant improvements:
   Non-incremental.........................................    24,370
   Incremental.............................................     6,206
                                                             ----------
Additions to commercial real estate properties.............  $ 43,341
                                                             ----------
Leasing costs:
   Non-incremental.........................................  $ 12,766
   Incremental.............................................     3,320
                                                             ----------
Payment of deferred leasing costs..........................  $ 16,086
                                                             ----------
Acquisition and development costs..........................  $ 64,891
                                                             ----------

The following table sets forth the Company's top 25 tenants based on base rental revenue as of December 31, 2003:

-------------------------------------------------------------------------------------------------------------
                                                              PERCENT OF PRO-RATA     PERCENT OF CONSOLIDATED
                                                  TOTAL       SHARE OF ANNUALIZED         ANNUALIZED BASE
TENANT NAME (1)                  TENANT TYPE   SQUARE FEET    BASE RENTAL REVENUE         RENTAL REVENUE
                                 ----------------------------------------------------------------------------
   * Debevoise & Plimpton           Office       465,420             3.7%                      6.2%
     Verizon Communications Inc.    Office       210,426             1.8%                      1.5%
   * Schulte Roth & Zabel           Office       287,177             1.6%                      2.7%
   * Fuji Photo Film USA            Office       186,484             1.4%                      1.3%
     Dun & Bradstreet Corp.         Office       123,000             1.3%                      1.1%
     United Distillers              Office       137,918             1.3%                      1.1%
   * WorldCom/MCI                   Office       245,030             1.3%                      1.2%
     Arrow Electronics, Inc.        Office       163,762             1.3%                      1.1%
     T.D. Waterhouse                Office       103,381             1.1%                      0.9%
   * Banque Nationale De Paris      Office       145,834             1.0%                      1.7%
     North Fork Bank                Office       126,770             1.0%                      0.8%
     D.E. Shaw                      Office        70,104             1.0%                      0.8%
   * Kramer Levin Nessen Kamin      Office       158,144             1.0%                      1.6%
     Heller Ehrman White            Office        64,526             1.0%                      0.8%
     Vytra Healthcare               Office       105,613             0.9%                      0.8%
     Practicing Law Institute       Office        77,500             0.9%                      0.8%
   * Prudential                     Office       116,910             0.9%                      0.9%
     P.R. Newswire Associates       Office        67,000             0.9%                      0.7%
   * Draft Worldwide Inc.           Office       124,008             0.8%                      1.4%
     Hoffmann-La Roche Inc.         Office       120,736             0.8%                      0.7%
     Laboratory Corp. of America    Office       108,000             0.8%                      0.7%
   * State Farm                     Office       164,013             0.8%                      1.2%
   * HQ Global                      Office       126,487             0.8%                      0.8%
     EMI Entertainment World        Office        65,844             0.8%                      0.7%
     Lockheed Martin Corp.          Office       123,554             0.8%                      0.7%

--------------------------------------------------------------------------------
    (1) Ranked by pro rata share of annualized base rental revenue adjusted for pro rata share of joint venture interests.

* Part or all of space occupied by tenant is in a 51% or more owned joint venture building.

--------------------------------------------------------------------------------

The following tables set forth the Company's lease expiration table, as of January 1, 2004 for its total portfolio of properties, its office properties and its industrial / R&D portfolio:

                                TOTAL PORTFOLIO

--------------------------------------------------------------------------------------------------------------------------
                                              Number of            Square               % of Total            Cumulative
Year of                                         Leases              Feet                Portfolio             % of Total
Expiration                                     Expiring           Expiring                Sq Ft            Portfolio Sq Ft
--------------------------------------------------------------------------------------------------------------------------
2004                                             155                   996,801               6.8%                     6.8%
2005                                             196                 1,667,233              11.4%                    18.3%
2006                                             184                 1,686,741              11.6%                    29.8%
2007                                             104                 1,123,286               7.7%                    37.5%
2008                                             115                   983,926               6.7%                    44.3%
2009                                              78                 1,092,960               7.5%                    51.8%
2010 and thereafter                              236                 5,542,515              38.1%                    89.7%
--------------------------------------------------------------------------------------------------------------------------

Total/Weighted Average                          1,068               13,093,462              89.7%
--------------------------------------------------------------------------------------------------------------------------

Total Portfolio Square Feet                                         14,589,628
--------------------------------------------------------------------------------------------------------------------------

                                OFFICE PORTFOLIO

--------------------------------------------------------------------------------------------------------------------------
                                              Number of            Square               % of Total            Cumulative
Year of                                         Leases              Feet                  Office              % of Total
Expiration                                     Expiring           Expiring                Sq Ft            Portfolio Sq Ft
--------------------------------------------------------------------------------------------------------------------------
2004                                             151                   952,981               7.0%                     7.0%
2005                                             194                 1,571,083              11.5%                    18.5%
2006                                             180                 1,589,775              11.6%                    30.1%
2007                                             100                 1,053,794               7.7%                    37.8%
2008                                             112                   941,113               6.9%                    44.7%
2009                                              77                 1,047,979               7.7%                    52.4%
2010 and thereafter                              232                 5,274,095              38.6%                    91.0%
--------------------------------------------------------------------------------------------------------------------------

Total/Weighted Average                          1,046               12,430,820              91.0%
--------------------------------------------------------------------------------------------------------------------------

Total Office Portfolio Square Feet                                  13,667,922
--------------------------------------------------------------------------------------------------------------------------

                            INDUSTRIAL/R&D PORTFOLIO

--------------------------------------------------------------------------------------------------------------------------
                                              Number of            Square               % of Total            Cumulative
Year of                                         Leases              Feet              Industrial/R&D          % of Total
Expiration                                     Expiring           Expiring                Sq Ft            Portfolio Sq Ft
--------------------------------------------------------------------------------------------------------------------------
2004                                              4                     43,820               4.8%                     4.8%
2005                                              2                     96,150              10.4%                    15.2%
2006                                              4                     96,966              10.5%                    25.7%
2007                                              4                     69,492               7.5%                    33.2%
2008                                              3                     42,813               4.6%                    37.9%
2009                                              1                     44,981               4.9%                    42.8%
2010 and thereafter                               4                    268,420              29.1%                    71.9%
--------------------------------------------------------------------------------------------------------------------------

Total/Weighted Average                            22                   662,642              71.9%
--------------------------------------------------------------------------------------------------------------------------

Total Industrial/R&D Portfolio Square Feet                             921,706
--------------------------------------------------------------------------------------------------------------------------

      MORTGAGE INDEBTEDNESS

      The following table sets forth certain information regarding the mortgage debt of the Company, as of December 31, 2003.

                                                       Principal                                              Amortization
Property                                                 Amount          Interest Rate     Maturity Date        Schedule
                                                      Outstanding
-------------------------------------------------    --------------     --------------  ------------------   --------------
                                                     (in thousands)

395 North Service Road, Melville, NY.............       $    19,301          6.45%         October 26, 2005       (2)
200 Summit Lake Drive, Valhalla, NY..............            18,937          9.25%          January 1, 2006     25 year
1350 Avenue of the Americas, NY, NY..............            73,779          6.52%             June 1, 2006     30 year
Landmark Square, Stamford, CT (4)................            44,029          8.02%          October 7, 2006     25 year
100 Summit Lake Drive, Valhalla, NY..............            17,718          8.50%            April 1, 2007     15 year
333 Earl Ovington Blvd., Mitchell Field, NY (1)..            52,869          7.72%          August 14, 2007     25 year
810 7th Avenue, NY, NY (6).......................            81,314          7.73%           August 1, 2009     25 year
100 Wall Street, NY, NY (6)......................            35,236          7.73%           August 1, 2009     25 year
6800 Jericho Turnpike, Syosset, NY...............             7,229          8.07%             July 1, 2010     25 year
6900 Jericho Turnpike, Syosset, NY...............            13,696          8.07%             July 1, 2010     25 year
580 White Plains Road, Tarrytown, NY.............            12,476          7.86%        September 1, 2010     25 year
919 3rd Avenue, NY, NY (5).......................           244,047          6.867%          August 1, 2011     30 year
120 West 45th Street, NY, NY (7).................            63,245          6.82%   (3)   November 1, 2027     28 year
One Orlando Center, Orlando, FL (7)..............            37,759          6.82%   (3)   November 1, 2027     28 year
                                                     --------------

Total / Weighted average.........................       $   721,635          7.24%
                                                     ==============

-------

(1) The Company has a 60% general partnership interest in this property and its proportionate share of the aggregate principal amount of the mortgage debt is approximately $31.7 million.

(2)   Principal payments of $34,000 per month.

(3) Subject to interest rate adjustment on November 1, 2004 to the greater of 8.82% per annum or the yield of non-callable U.S. Treasury obligations with a term of fifteen years plus 2% per annum. The Company has the ability to prepay the loan at that time.

(4)   Encompasses six Class A office properties.

(5) The Company has a 51% membership interest in this property and its proportionate share of the aggregate principal amount of the mortgage debt is approximately $124.5 million.

(6,7) These properties are cross-collateralized.

      In addition, the Company has a 60% interest in an unconsolidated joint venture property. The Company's pro-rata share of the mortgage debt at December 31, 2003 is approximately $7.9 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005 at which time the Company's share of the mortgage debt will be approximately $6.9 million.

ITEM 3.   LEGAL PROCEEDINGS

      A number of shareholder derivative actions have been commenced purportedly on behalf of the Company against the Board of Directors in the Supreme Court of the State of New York, County of Nassau (Lowinger v. Rechler et al., Index No. 01 4162/03 (9/16/03)), the Supreme Court of the State of New York, County of Suffolk (Steiner v. Rechler et al., Index No. 03 32545 (10/2/03) and Lighter v. Rechler et al., Index No. 03 23593 (10/3/03)), the United States District Court, Eastern District of New York (Tucker v. Rechler et al., Case No. cv 03 4917 (9/26/03), Clinton Charter Township Police and Fire Retirement System v. Rechler et al., Case No. cv 03 5008 (10/1/03) and Teachers' Retirement System of Louisiana v. Rechler et al., Case No. cv 03 5178 (10/14/03) which have been consolidated into a single action on 10/3/03 and the Circuit Court for Baltimore County (Sekuk Global Enterprises Profit Sharing Plan v. Rechler et al., Civil No. 24-C-03007496 (10/16/03), Hoffman v. Rechler et al., 24-C-03-007876
(10/27/03) and Chirko v. Rechler et al., 24-C-03-008010 (10/30/03) which have been consolidated into a single action on 1/20/04, relating to the sale of the Long Island Industrial Building Portfolio to certain members of the Rechler family. The complaints allege, among other things, that the process by which the directors agreed to the transaction was not sufficiently independent of the Rechler family and did not involve a "market check" or third party auction process and as a result was not for adequate consideration. The Plaintiffs seek similar relief, including a declaration that the directors violated their fiduciary duties, equitable relief and damages. The Company believes that complaints are without merit.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CLASS A COMMON STOCK

      The Company's Class A common stock began trading on the New York Stock Exchange ("NYSE") on May 25, 1995, under the symbol "RA". On March 4, 2004, the reported closing price per share of the Company's Class A common stock on the NYSE was $27.65, and there were approximately 528 holders of record of the Company's Class A common stock.

      The following table sets forth the quarterly high and low closing prices per share of the Company's Class A common stock as reported on the NYSE and the distributions paid by the Company for each respective quarter ended.

                                            High       Low      Distribution
                                            ----       ---      ------------
       March 31, 2002.................     $24.68     $22.54       $ .4246
       June 30, 2002..................     $26.00     $24.18       $ .4246
       September 30, 2002.............     $24.92     $21.08       $ .4246
       December 31, 2002..............     $22.95     $20.10       $ .4246

                                            High       Low      Distribution
                                            ----       ---      ------------
       March 31, 2003.................     $21.40     $17.94       $ .4246
       June 30, 2003..................     $21.24     $18.40       $ .4246
       September 30, 2003.............     $23.47     $20.85       $ .4246
       December 31, 2003..............     $24.47     $22.22       $ .4246

CLASS B COMMON STOCK

      The Company's Class B common stock began trading on the NYSE on May 25, 1999 under the symbol "RA.B". On November 25, 2003, the Company elected to exchange all of its Class B common stock for an equal number of shares of its Class A common stock. As a result, the Class B common stock ceased trading.

      The following table sets forth the quarterly high and low closing prices per share of the Company's Class B common stock as reported on the NYSE and the distributions paid by the Company for each respective quarter ended.

                                             High       Low     Distribution
                                             ----       ---     ------------
       March 31, 2002..................     $25.76     $23.86      $.6492
       June 30, 2002...................     $27.07     $25.30      $.6485   (1)
       September 30, 2002..............     $25.95     $22.30      $.6471
       December 31, 2002...............     $23.88     $20.70      $.6471

                                             High       Low     Distribution
                                             ----       ---     ------------
       March 31, 2003..................     $22.50     $18.40      $ .6471
       June 30, 2003...................     $21.61     $19.00      $ .6471
       September 30, 2003..............     $23.45     $20.83      $ .6471
       December 31, 2003...............     $24.08     $22.35      $ .6471


(1) Commencing with the distribution for the three month period ended July 31, 2002, the Board of Directors of the Company decreased the quarterly distribution to $.6471 per share, which is equivalent to an annual distribution of $2.5884 per share.

The following table sets forth the Company's stock option plan information at December 31, 2003:

                                                                (a)                     (b)                      (c)
                                                        ---------------------    -------------------     -------------------
                                                                                                         Number of securities
                                                                                                         remaining available
                                                                                                         for future issuance
                                                        Number of securities                                under equity
                                                         to be issued upon       Weighted-average         compensation plans
                                                           exercise of          exercise price of       (excluding securities
                                                        outstanding options,    outstanding options,         reflected in
Plan Category                                           warrants and rights     warrants and rights           column (a))
-------------------------------------------------       ---------------------    -------------------     --------------------
Stock option plans approved by security holders...  (1)           5,703,862           $      22.70                  648,252
                                                                                ===================

Stock option plan not approved by security holders. (2)              82,250           $      23.55                  174,584
                                                       ---------------------    ===================     --------------------

Total                                                             5,786,112           $      22.71                  822,836
                                                       =====================    ===================     ====================


   ------------------------

      (1) Includes 879,858 shares available in connection with the core component of the Company's 2003 long-term incentive program. Some or all of the remaining shares may also be utilized for payments of the special component of such plan. Such special component will be determined after December 31, 2006 based upon the Company's performance over the prior four years. (see Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources - Other Matters).

      (2) Includes information relating to the Company's 1996 Employee Stock Option Plan.



THE 1996 EMPLOYEE STOCK OPTION PLAN (THE "1996 PLAN")

The 1996 Plan was adopted by the Board of Directors of the Company on November 7, 1996, and provides for the grant of awards of up to an aggregate of 200,000 shares of Class A common stock. The 1996 Plan is administered by the Compensation Committee. Existing officers and directors of the Company are not eligible to participate in the 1996 Plan. The 1996 Plan authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of "nonqualified" stock options, (iii) the grant of shares of Class A common stock subject to certain restrictions on transfer and certain risks of forfeiture, and (iv) grants of unrestricted shares of Class A common stock. The exercise price of stock options is determined by the Compensation Committee, but may not be less than 100% of the fair market value of the shares of Class A common stock on the date of grant. In any calendar year, a person eligible for awards under the 1996 Plan may not be granted options covering more than 75,000 shares of Class A common stock. The 1996 Plan shall terminate 10 years after its effective date. Additional information related to the 1996 Plan is set forth in the Company's consolidated financial statements and the notes thereto that are part of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA (in thousands except per share data and property count)

       The following table sets forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in
Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.

      In connection with this Annual Report on Form 10-K, we are restating our historical audited consolidated financial statements as a result of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). During 2003, we classified the Company's Long Island industrial building portfolio and a office property located on Long Island as held for sale and, in compliance with SFAS 144, have reported revenues and expenses from these properties as discontinued operations, net of limited partners' minority interest, for each period presented in our Annual Report on Form 10-K. This reclassification has no effect on our reported net income or funds from operations.

      We are also providing updated summary selected financial information, which is included below reflecting the prior period reclassification as discontinued operations of the properties classified as held for sale during 2003.

                                                        Reckson Associates Realty Corp. for the Year Ended December 31,
                                              ------------------------------------------------------------------------------------
                                                  2003              2002             2001              2000              1999
                                              --------------    -------------    --------------    -------------     -------------
OPERATING DATA:
   Total revenues...........................    $   470,282     $    458,069      $    467,819     $    442,383      $    351,654
   Total expenses...........................        416,463          377,998           359,036          335,128           265,495
   Income before minority interests,
    preferred dividends and distributions,
    valuation reserves, equity in earnings
    of real estate joint ventures and
    service companies, gain on sales of real
    estate and discontinued operations......         53,819           80,071           108,783          107,255            86,159
   Minority interests.......................         19,464           22,953             8,519           20,459            15,527
   Preferred dividends and distributions....         22,360           23,123            23,977           28,012            27,001
   Valuation reserves on investments in
    affiliate loans and joint ventures and
    other investments......................              --               --           166,101               --                --


   Equity in earnings of real estate
    joint ventures and service companies....             30            1,113             2,087            4,383             2,148
   Gain on sales of real estate.............             --              537            20,173           18,669            10,052
   Discontinued operations (net of minority
    interests' share):
       Income from discontinued operations..         14,458           14,621             9,687            4,194             4,446
       Gain on sales of real estate.........        115,771            4,267                --               --                --
   Net income (loss) allocable to Class A
    common shareholders.....................        124,966           41,604           (44,243)          62,989            47,529
   Net income (loss) allocable to Class B
    common shareholders.....................         17,288           12,929           (13,624)          23,041            12,748

PER SHARE DATA:

Basic:
   Class A common...........................    $       .18     $        .54      $      (1.36)    $       1.11      $        .92
   Gain on sales of real estate.............             --              .01               .29              .28               .17
   Discontinued operations..................           2.37              .29               .15              .07               .09
   Basic net income (loss)..................           2.55              .84              (.92)            1.46              1.18
   Weighted average shares outstanding......         49,092           49,669            48,121           43,070            40,270
   Cash dividends declared..................    $      1.70     $       1.70      $       1.66     $       1.53      $       1.45

Diluted:
   Class A common...........................    $       .18     $        .53      $      (1.36)    $       1.10      $        .91
   Gain on sales of real estate.............             --              .01               .29              .28               .17
   Discontinued operations..................           2.36              .29               .15              .07               .09
   Diluted net income (loss)................           2.54              .83              (.92)            1.45              1.17
   Diluted weighted average shares
    outstanding.............................         49,262           49,968            48,121           43,545            40,676

PER SHARE DATA:

Basic:
   Class B common (1).......................    $       .39     $        .83      $      (1.97)    $       1.70      $       1.48
   Gain on sales of real estate.............             --              .01               .42              .43               .27
   Discontinued operations..................           1.55              .44               .23              .11               .14
   Basic net Income (loss)..................           1.94             1.28             (1.32)            2.24              1.89
   Weighted average shares outstanding......          8,910           10,122            10,284           10,284             6,744
   Cash dividends declared..................    $      2.12     $       2.59      $       2.55     $       2.35      $       1.54

Diluted:
   Class B common (1).......................    $       .37     $        .83      $      (1.97)    $       1.50      $       1.21
   Gain on sales of real estate.............             --               --               .42              .07               .03
   Discontinued operations..................           1.53              .07               .23              .02               .02
   Diluted net income (loss)................           1.90              .90             (1.32)            1.59              1.26
   Diluted weighted average shares
    outstanding.............................          8,910           10,122            10,284           10,284             6,744


      (1) On November 25 2003, the Company elected to exchange all of its Class B common stock for an equal number of shares of its Class A common stock. As a result, the Class B common stock ceased trading.

ITEM 6 SELECTED FINANCIAL DATA (in thousands except per share data and property count) (continued)

                                                                       Reckson Associates Realty Corp.
                                                                       For the Year Ended December 31,
                                             -------------------------------------------------------------------------------------
                                                  2003              2002              2001             2000              1999
                                             ---------------    -------------     -------------    -------------     -------------
BALANCE SHEET DATA (PERIOD END):
   Commercial real estate properties,
    before accumulated depreciation.......   $    2,796,789     $  2,707,878      $  2,643,045     $  2,537,193      $  2,017,170
   Cash and cash equivalents (4)...........          22,887           30,827           121,975           17,843            21,368
   Total assets............................       2,746,995        2,907,920         2,994,218        2,998,030         2,733,878
   Mortgage notes payable..................         721,635          733,761           744,613          722,312           452,338
   Unsecured credit facility (4)...........         169,000          267,000           271,600          216,600           297,600
   Unsecured term loan.....................              --               --                --               --            75,000
   Senior unsecured notes..................         499,445          499,305           449,463          449,385           449,313
   Market value of equity (1) .............       1,792,895        1,681,372         1,915,587        2,016,390         1,726,845
   Total market capitalization including
    debt (1 and 2).........................       3,050,142        3,052,818         3,251,599        3,397,204         2,993,756

OTHER DATA:

   Funds from operations (basic) (3).......  $      134,889     $    158,420      $    176,789     $    167,782      $    130,820
   Funds from operations (diluted) (3).....  $      135,982     $    181,543      $    206,390     $    202,169      $    161,681
   Total square feet (at end of period)....          14,733           20,284            20,611           21,291            21,385
   Number of properties (at end of period)               89              178               182              188               189

      (1)   Based on the sum of:

            (i) the market value of the Company's Class A common stock and operating partnership units (assuming conversion) of 61,825,925, 55,522,307, 57,469,595, 53,046,928 and 48,076,648
                  at December 31, 2003, 2002, 2001, 2000, and 1999, respectively
                  (based on a per share/unit price of $24.30, $21.05, $23.36, $25.06, and $20.50 at December 31, 2003, 2002, 2001, 2000 and
                  1999, respectively),

            (ii) the market value of the Company's Class B common stock of 9,915,313, 10,283,513, 10,283,513 and 10,283,763 shares at
                  December 31, 2002, 2001, 2000 and 1999, respectively (based on a per share price of $22.40, $25.51, $27.19 and $22.75 at
                  December 31, 2002, 2001, 2000 and 1999, respectively),

            (iii) the liquidation preference value of 10,834,500, 10,834,500,
                  11,192,000, 11,192,000 and 15,192,000 shares of the Company's preferred stock at December 31, 2003, 2002, 2001, 2000 and 1999, respectively (based on a per share value of $25.00),

            (iv) the liquidation preference value of 19,662, 19,662, 30,965, 42,518 and 42,518 of the operating partnership's preferred units at December 31, 2003, 2002, 2001, 2000 and 1999, respectively (based on a per unit value of $1,000) and

            (v) at December 31, 2000 and December 31, 1999, the contributed value of a minority partners' preferred interest of $85 million.

      (2) Debt amount is net of minority partners' proportionate share of joint venture debt plus the Company's share of unconsolidated joint venture debt.

      (3) Management believes that funds from operations ("FFO") is an appropriate measure of performance of an equity REIT. Although FFO is a non-GAAP measure, the Company believes it provides useful information to its shareholders, potential investors and management. The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss, excluding gains or losses from sales of depreciable properties plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. FFO for the year ended December 31, 2003 includes a gain from the sale of land and build-to-suit transaction in the amount of $18.8 million. For the years ended December 31, 2002 and 2001, pursuant to the Company's adoption of FASB Statement No. 145, which addresses reporting for gains and losses from extinguishment of debt, the Company has reduced previously reported FFO by approximately $2.6 million and $2.9 million, respectively, related to the write-off of certain deferred loan costs incurred in connection with the Company's refinancing of its debt. These costs were previously recorded as an extraordinary loss and therefore excluded from the Company's calculation of FFO. In addition, FFO for the year ended December 31, 2001 excludes $163 million of valuation reserves on investments in affiliate loans and joint ventures. Since all companies and analysts do not calculate FFO in a similar fashion, the Company's calculation of FFO may not be comparable to similarly titled measures as reported by other companies. A reconciliation of FFO to net income allocable to common shareholders, the GAAP measure the Company believes to be the most directly comparable, is contained in Item 7 of this Form 10-K.

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

      The Company considers certain statements set forth herein to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Company's expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the timing and success of acquisitions and the completion of development or redevelopment of properties, the financing of the Company's operations, the ability to lease vacant space and the ability to renew or relet space under expiring leases, involve risks and uncertainties. Many of the forward-looking statements can be identified by the use of words such as "believes", "may", "expects", "anticipates", "intends" or similar expressions. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Company can give no assurance that its expectation will be achieved. Among those risks, trends and uncertainties are: the general economic climate, including the conditions affecting industries in which our principal tenants compete; changes in the supply of and demand for office in the New York Tri-State area; changes in interest rate levels; changes in the Company's credit ratings; changes in the Company's cost and access to capital; downturns in rental rate levels in our markets and our ability to lease or re-lease space in a timely manner at current or anticipated rental rate levels; the availability of financing to us or our tenants; financial condition of our tenants; changes in operating costs, including utility, security, real estate tax and insurance costs; repayment of debt owed to the Company by third parties (including FrontLine Capital Group); risks associated with joint ventures; liability for uninsured losses or environmental matters; and other risks associated with the development and acquisition of properties, including risks that development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's current operating and development plans and estimates. These plans and estimates are subject to revisions from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

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

Revenue Recognition and Accounts Receivable

      Minimum rental revenue is recognized on a straight line basis, which averages minimum rents over the terms of the leases. The excess of rents recognized over amounts contractually due are included in deferred rents receivable on the Company's balance sheets. The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Ancillary and other property related income is recognized in the period earned.

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

      The Company incurred approximately $4.7 million and $6.3 million of bad debt expense for the years ended December 31, 2003 and 2002, respectively, related to tenant receivables and deferred rents receivable which accordingly reduced total revenues and reported net income during the period.

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

       Reckson Construction Group, Inc., Reckson Construction and Development LLC, the successor to Reckson Construction Group, Inc., and Reckson Construction Group New York, Inc. use the percentage-of-completion method for recording amounts earned on their contracts. This method records amounts earned as revenue in the proportion that actual costs incurred to date bear to the estimate of total costs at contract completion.

      Gain on sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale and the Company having no substantial continuing involvement with the buyer.

      The Company follows the guidance provided for under the Financing Accounting Standards Board ("FASB") Statement No. 66 "Accounting for Sales of Real Estate" ("Statement No. 66"), which provides guidance on sales contracts that are accompanied by agreements which require the seller to develop the property in the future. Under Statement No. 66 profit is recognized and allocated to the sale of the land and the later development or construction work on the basis of estimated costs of each activity; the same rate of profit is attributed to each activity. As a result, profits are recognized and reflected over the improvement period on the basis of costs incurred (including land) as a percentage of total costs estimated to be incurred. The Company uses the percentage of completion method, as future costs of development and profit are reliably estimated.

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

      On July 1, 2001 and January 1, 2002, the Company adopted FASB Statement No.141 "Business Combinations" and FASB Statement No. 142, "Goodwill and Other Intangibles", respectively. As part of the acquisition of real estate assets, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and building improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, and value of tenant relationships, based in each case on their fair values. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market / economic conditions that may affect the property. If the Company incorrectly estimates the values at acquisition or the undiscounted cash flows, initial allocation of purchase price and future impairment charges may be different.

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

      In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("Statement No. 148"). Statement No. 148 amends Statement No. 123 to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. Statement No. 148 also amends the disclosure provisions of Statement 123 and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements.

Variable Interest Entities

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which explains how to identify variable interest entities ("VIE") and how to assess whether to consolidate such entities. The initial determination of whether an entity qualifies as a VIE shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date of a triggering event, as defined. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. In December 2003 the FASB issued FIN 46R, deferring the effective date until the period ending March 31, 2004 for interests held by public companies in variable interest entities created before February 1, 2003 which were non-special purpose entities. Management has not yet determined whether any of its consolidated or unconsolidated subsidiaries represent VIEs pursuant to such interpretation. Such determination could result in a change in the Company's consolidation policy related to such entities.

OVERVIEW AND BACKGROUND

      The Reckson Group, the predecessor to the Company, was engaged in the ownership, management, operation, leasing and development of commercial real estate properties, principally office and industrial / R&D buildings, and also owned certain undeveloped land located primarily on Long Island, New York. In June 1995, the Company completed an initial public offering (the "IPO"), succeeded to the Reckson Group's real estate business and commenced operations.

      The Company is a self-administered and self managed real estate investment trust ("REIT") engaged in the ownership, operation, acquisition, leasing, financing, management and development of primarily office and to a lesser extent industrial / R&D properties and also owns land for future development. The Company's growth strategy is focused on the commercial real estate markets in and around the New York City tri-state area (the "Tri-State Area"). The Company owns all of its interests in its real properties, directly or indirectly, through Reckson Operating Partnership, L.P. (the "Operating Partnership").

      In connection with the IPO, the Company was granted ten year options to acquire ten properties (the "Option Properties") which were either owned by certain Rechler family members who were also executive officers of the Company, or in which the Rechler family members owned a non-controlling minority interest at a price based upon an agreed upon formula. In years prior to 2001, one Option Property was sold by the Rechler family members to a third party and four of the Option Properties were acquired by the Company for an aggregate purchase price of approximately $35 million, which included the issuance of approximately 475,000 common units of limited partnership interest in the Operating Partnership ("OP Units") valued at approximately $8.8 million.

      On November 10, 2003, in connection with the Company's sale of its Long Island industrial building portfolio, four of the five remaining options (the "Remaining Option Properties") granted to the Company at the time of the IPO to purchase interests in properties owned by Rechler family members were terminated along with management contracts relating to three such properties. In return the Company received an aggregate payment from the Rechler family members of $972,000. Rechler family members have also agreed to extend the term of the remaining option on the property located at 225 Broadhollow Road, Melville, NY (the Company's current headquarters) for five years and to release the Company from approximately 15,500 square feet under its lease at this property. In connection with the restructuring of the remaining option the Rechler family members paid the Company $1 million in return for the Company's agreement not to exercise the option during the next three years. As part of the agreement, the exercise price of the option payable by the Company was increased by $1 million.

      As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Internal Revenue Code of 1986, as amended (the "Code"). These services are currently provided by Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction and Development LLC, the successor to Reckson Construction Group, Inc., and Reckson Construction Group New York, Inc. (the "Service Companies") in which, as of September 30, 2002 the Operating Partnership owned a 97% non-controlling interest. An entity which is substantially owned by certain Rechler family members who are also executive officers of the Company owned a 3% controlling interest in the Service Companies. In order to minimize the potential for corporate conflicts of interests, which became possible as a result of changes to the Code that permit REITs to own 100% of taxable REIT subsidiaries, the independent directors of the Company approved the purchase by the Operating Partnership of the remaining 3% interests in the Service Companies. On October 1, 2002, the Operating Partnership acquired such 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. Such amount was less than the total amount of capital contributed by the Rechler family members. As a result of the acquisition of the remaining interests in the Service Companies, the Operating Partnership commenced consolidating the operations of the Service Companies. During the year ended December 31, 2003, Reckson Construction Group, Inc. billed approximately $775,000 of market rate services and Reckson Management Group, Inc. billed approximately $279,000 of market rate management fees to the Remaining Option Properties. In addition, for the year ended December 31, 2003, Reckson Construction Group, Inc. performed market rate services, aggregating approximately $207,000, for a property in which certain former executive officers of the Company maintain an equity interest.

      Reckson Management Group, Inc. leases approximately 28,000 square feet of office and storage space at a Remaining Option Property located at 225 Broad Hollow Road, Melville, NY for its corporate offices at an annual base rent of approximately $785,000. The Company had also entered into a short term license agreement at the property for 6,000 square feet of temporary space which expired in January 2004. Reckson Management Group, Inc. also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $75,000.

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

      In November 2003, the Company disposed of all but three of its 95 property, 5.9 million square foot, Long Island industrial building portfolio to members of the Rechler family (the "Disposition") for approximately $315.5 million, comprised of $225.1 million in cash and debt assumption and 3,932,111 OP Units valued at approximately $90.4 million. Approximately $204 million of cash sales proceeds from the Disposition were used to repay borrowings under the Company's Credit Facility. Two of the remaining three properties, which are subject to transfer pursuant to Section 1031 of the Code, are anticipated to close during 2004. There can be no assurances that the Company will meet the requirements of Section 1031 by identifying and acquiring qualified replacement properties in the required time frame, in which case the Company would incur the tax liability on the capital gain realized of approximately $1.5 million. The disposition of the other property, is subject to certain environmental issues, is conditioned upon the approval of the buyer's lender, which has not been obtained. As a result, the Company may not dispose of this property as a part of the Disposition. Management believes that if the Company were to continue to hold this property the cost to address the environmental issues would not have a material adverse effect on the Company, but there can be no assurance in this regard. These three remaining properties aggregate approximately $7.1 million of the $315.5 million sales price.

      In connection with the closing, the employment of Donald Rechler, Roger Rechler, Gregg Rechler and Mitchell Rechler as officers of the Company terminated and Roger Rechler, Gregg Rechler and Mitchell Rechler resigned as members of the Board of Directors. In connection with the Disposition and the terminations of employment, the Company incurred the following restructuring charges: (i) approximately $7.5 million related to outstanding stock loans under the Company's historical long term incentive program ("LTIP") were transferred to the entity that acquired the Long Island industrial building portfolio and approximately $642,000 of loans related to life insurance contracts were extinguished, (ii) approximately $2.9 was million paid to the departing Rechler family members in exchange for 127,689 of rights to receive shares of Class A common stock that were granted in 2002 and their rights that were granted in 2003 were forfeited in their entirety and (iii) with respect to two of the departing Rechler family members participating in the Company's March 2003 LTIP, each received 8,681 shares of the Company's Class A common stock related to the service component of their core award which was valued at $293,000 in the aggregate. In addition, if the Company were to attain its annual performance measure under the March 2003 LTIP in March 2004, these individuals will also be entitled to each receive 26,041 shares of Class A common stock representing the balance of the annual core award as if they remained in continuous employment with the Company. The remainder of their core awards was forfeited as was the entire amount of the special outperformance component of the March 2003 LTIP. The Company also incurred additional restructure charges of approximately $1.2 million related primarily to the release and severance of approximately 25 employees. Total restructure charges of approximately $12.5 million were mitigated by a $972,000 fee from departing Rechler family members, related to the termination of the Company's option to acquire certain property which was either owned by certain Rechler family members or in which the Rechler family members own a non-controlling minority interest.

      As of December 31, 2003 the Company owned 89 properties (inclusive of 10 joint venture properties) in the Tri-State Area Central Business District ("CBD") and suburban markets, encompassing approximately 14.7 million rentable square feet, all of which are managed by the Company. The properties include 16 Class A CBD office properties encompassing approximately 5.3 million rentable square feet. The CBD office properties consist of five properties located in New York City, nine properties located in Stamford, CT and two properties located in White Plains, NY. The CBD office properties comprised 42% of the Company's net operating income (property operating revenues less property operating expenses) for the three months ended December 31, 2003. These properties also include 61 Class A suburban office properties encompassing approximately 8.4 million rentable square feet, of which 42 of these properties, or 75% as measured by square footage, are located within the Company's ten office parks. Reckson has historically emphasized the development and acquisition of properties that are part of large-scale suburban office parks. The Company believes that owning properties in planned office parks provides certain strategic advantages, including the following: (i) certain tenants prefer being located in a park with other high quality companies to enhance their corporate image, (ii) parks afford tenants certain aesthetic amenities such as a common landscaping plan, standardization of signage and common dining and recreational facilities, (iii) tenants may expand (or contract) their business within a park, enabling them to centralize business functions and (iv) a park provides tenants with access to other tenants and may facilitate business relationships between tenants. Additionally, the properties include 11 industrial / R&D properties encompassing approximately 1.0 million rentable square feet and one retail property comprising approximately 9,000 rentable square feet. The Company also owns a 355,000 square foot office property located in Orlando, Florida.

      As of December 31, 2003, the Company also owned approximately 313 acres of land in 12 separate parcels of which the Company can develop approximately 3.0 million square feet of office space. The Company is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of December 31, 2003, the Company had invested approximately $116.8 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values. The Company has capitalized approximately $10.0 million for the year ended December 31, 2003, related to real estate taxes, interest and other carrying costs related to these development projects. In October 2003, the Company entered into contracts to sell two land parcels aggregating approximately 128 acres of its land holdings located in New Jersey. The contracts provided for aggregate sales prices ranging from $23 million to $43 million. The aggregate cost basis of these land parcels at December 31, 2003 was approximately $11.8 million. These sales are contingent upon obtaining zoning for residential use of the land and other customary approvals. The proceeds ultimately received from such sales will be based upon the number of residential units permitted by the rezoning. The closing is scheduled to occur upon the rezoning which is anticipated to occur within 9 to 33 months. In addition, during February 2004, a 3.9 acre land parcel located on Long Island was condemned by the Town of Oyster Bay. As consideration for the condemnation the Company anticipates to initially receive approximately $1.8 million. The Company's cost basis in this land parcel at December 31, 2003 was approximately $1.4 million. The Company is currently contesting this valuation and seeking payment of additional consideration from the Town of Oyster Bay but there can be no assurances that the Company will be successful in obtaining any such additional consideration.

      The Company holds a $17.0 million interest in a note receivable which bears interest at 12% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, NY (the "Omni Note"). The Company currently owns a 60% majority partnership interest in Omni Partnership, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. The Company holds a $15 million participating interest in a $30 million junior mezzanine note loan which is secured by a pledge of an indirect ownership interest of an entity which owns the ground leasehold estate under a 1.1 million square foot office complex located on Long Island, NY (the "Mezz Note"). The Mezz Note matures in September 2005, currently bears interest at 13.43%, and the borrower has the right to extend for three additional one-year periods. The Company also holds three other notes receivable aggregating $21.5 million bearing interest at rates ranging from 10.5% to 12% per annum. These notes are secured in part by a minority partner's preferred unit interest in the Operating Partnership, an interest in real property and a personal guarantee (the "Other Notes" and collectively with the Omni Note, and the Mezz Note, the "Note Receivable Investments"). Management has made subjective assessments as to the underlying security value on the Company's Note Receivable Investments. These assessments indicated an excess of market value over carrying value related to the Company's Note Receivable Investments. Based on these assessments, the Company's management believes there is no impairment to the carrying value related to the Company's Note Receivable Investments. The Company also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Company's initial New York City portfolio acquisition. This property is cross collateralized under a $101.0 million mortgage note along with one of the Company's New York City buildings. The Company has the right to pre-pay this note in November 2004, prior to its maturity date.

      The Company also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV"), which it manages - the remaining 40% interest is owned by JAH Realties L.P. Jon Halpern, a director of HQ Global Workplaces, is a partner in JAH Realties, L.P. As of December 31, 2003, the 520JV had total assets of $19.8 million, a mortgage note payable of $12.0 million and other liabilities of $185,000. The Company's allocable share of the 520JV mortgage note payable is approximately $7.9 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. During the second quarter of 2003, HQ Global Workplaces, a tenant of the 520JV surrendered approximately one-third of its premises. As a result, the 520JV incurred a write-off of $633,000 relating to its deferred rents receivable. The operating agreement of the 520JV requires joint decisions from all members on all significant operating and capital decisions including sale of the property, refinancing of the property's mortgage debt, development and approval of leasing strategy and leasing of rentable space. As a result of the decision-making participation relative to the operations of the property, the Company accounts for the 520JV under the equity method of accounting. In accordance with the equity method of accounting the Company's proportionate share of the 520JV income was approximately $30,000, $648,000 and $478,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Through its ownership of properties in the key CBD and suburban office markets in the Tri-State Area, the Company believes it has a unique competitive advantage as the trend toward the regional decentralization of the workplace increases. Due to the events of September 11, 2001, as well as technological advances which further enable decentralization, companies are strategically re-evaluating the benefits and feasibility of regional decentralization and reassessing their long-term space needs. The Company believes this multi-location regional decentralization will continue to take place, increasing as companies begin to have better visibility as to the future of the economy, further validating our regional strategy of maintaining a significant market share in key CBD and suburban office markets in the Tri-State Area.

      The Company's core business strategy is based on a long-term outlook considering real estate as a cyclical business. The Company seeks to accomplish long-term stability and success by developing and maintaining an infrastructure and franchise that is modeled for success over the long-term. This approach allows the Company to recognize different points in the market cycle and adjust our strategy accordingly. Currently, the Company remains cautious about the market environment. With this cautious bias we choose to maintain our conservative operating strategy of focusing on retaining high occupancies, controlling operating expenses, maintaining a high level of investment discipline and preserving financial flexibility.

       The market capitalization of the Company at December 31, 2003 was approximately $3.1 billion. The Company's market capitalization is based on the sum of (i) the market value of the Company's Class A common stock and OP Units (assuming conversion) of $24.30 per share / unit (based on the closing price of the Company's Class A common stock on December 31, 2003), (ii) the liquidation preference value of the Company's preferred stock of $25.00 per share, (iii) the liquidation preference value of the Operating Partnership's preferred units of $1,000 per unit and (iv) approximately $1.3 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) of debt outstanding at December 31, 2003. As a result, the Company's total debt to total market capitalization ratio at December 31, 2003 equaled approximately 41.2%.

      During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine"), and RSVP. RSVP is a real estate venture capital fund which invested primarily in real estate and real estate operating companies outside the Company's core office focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of December 31, 2003 approximately $109.1 million was funded under the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of December 31, 2003, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million.

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

      In September 2003, RSVP completed the restructuring of its capital structure and management arrangements. In connection with the restructuring, RSVP redeemed the interest of the preferred equity holders of RSVP for an aggregate of approximately $137 million in cash and the transfer to the preferred equity holders of the assets that comprised RSVP's parking investment valued at approximately $28.5 million. RSVP also restructured its management arrangements whereby a management company formed by its former managing directors has been retained to manage RSVP pursuant to a management agreement and the employment contracts of the managing directors with RSVP have been terminated. The management agreement provides for an annual base management fee and disposition fees equal to 2% of the net proceeds received by RSVP on asset sales. (The base management fee and disposition fees are subject to a maximum over the term of the agreement of $7.5 million.) In addition, the managing directors retained a one-third residual interest in RSVP's assets which is subordinated to the distribution of an aggregate amount of $75 million to RSVP and/or the Company in respect of its joint ventures with RSVP. The management agreement has a three-year term, subject to early termination in the event of the disposition of all of the assets of RSVP.

      In connection with the restructuring, RSVP and certain of its affiliates obtained a $60 million secured loan. In connection with this loan, the Operating Partnership agreed to indemnify the lender in respect of any environmental liabilities incurred with regard to RSVP's remaining assets in which the Operating Partnership has a joint venture interest (primarily certain student housing assets held by RSVP) and guaranteed the obligation of an affiliate of RSVP to the lender in an amount up to $6 million plus collection costs for any losses incurred by the lender as a result of certain acts of malfeasance on the part of RSVP and/or its affiliates. The loan is scheduled to mature in 2006 and is expected to be repaid from proceeds of asset sales by RSVP.

      As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million, which was reassessed with no change by management as of December 31, 2003. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet.

      Scott H. Rechler, who serves as President, Chief Executive Officer and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP.

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

   WorldCom/MCI and its affiliates ("WorldCom"), a telecommunications company, which leased approximately 527,000 square feet in thirteen of the Company's properties located throughout the Tri-State Area voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on July 21, 2002. The Bankruptcy Court granted WorldCom's petition to reject four of its leases with the Company. The four rejected leases aggregated approximately 282,000 square feet and were to provide for contractual base rents of approximately $7.2 million for the 2003 calendar year. The Company has agreed to restructure five of the remaining leases. Pursuant to WorldCom's Plan of Reorganization which has been confirmed by the Bankruptcy Court, WorldCom must assume or reject the remaining leases prior to the effective date of the Plan. The effective date of the Plan is estimated to occur during the first quarter of 2004. All of WorldCom's leases are current on base rental charges through March 31, 2004, other than under the four rejected leases, and the Company currently holds approximately $195,000 in security deposits relating to the non-rejected leases. There can be no assurance as to whether WorldCom will affirm or reject any or all of its remaining leases with the Company.

As of December 31, 2003, WorldCom occupied approximately 245,000 square feet of office space with aggregate annual base rental revenues of approximately $4.1 million, or 1.1% of the Company's total 2003 annualized rental revenue based on base rental revenue earned on a consolidated basis.

RESULTS OF OPERATIONS

         The following table is a comparison of the results of operations for the year ended December 31, 2003 to the year ended December 31, 2002:

                                                  Year ended December 31,
                                               -----------------------------------------------------
                                                                                    Change
                                                                           -------------------------
                                                   2003         2002         Dollars     Percent
                                               -----------------------------------------------------
PROPERTY OPERATING REVENUES:
 Base rents                                          385,225      395,308       -10,083       -2.6%
 Tenant escalations and
 reimbursements                                       60,556       55,441         5,115        9.2%
                                               --------------------------- -------------

 TOTAL PROPERTY OPERATING REVENUES                   445,781      450,749        -4,968       -1.1%
                                               --------------------------- -------------

PROPERTY OPERATING EXPENSES:
 Operating expenses                                  108,152       97,253        10,899       11.2%
 Real estate taxes                                    72,259       65,778         6,481        9.9%
                                               --------------------------- -------------

 TOTAL PROPERTY OPERATING EXPENSES                   180,411      163,031        17,380       10.7%
                                               --------------------------- -------------

OTHER INCOME                                          24,501        7,320        17,181      234.7%
                                               --------------------------- -------------

OTHER EXPENSES
 Interest expense                                     82,487       83,309          -822       -1.0%
 Marketing, general and administrative                32,746       29,214         3,532       12.1%
                                               --------------------------- -------------

 TOTAL OTHER EXPENSES                                115,233      112,523         2,710        2.4%
                                               --------------------------- -------------

      The Company's property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") decreased by $5.0 million from 2002 to 2003. The Company's base rent reflects the positive impact of the straight-line rent adjustment of $16.7 million in 2003 as compared to $26.8 million in 2002, a decrease of $10.1 million. The 2003 and 2002 straight-line adjustment includes $6.9 million and $10.9 million respectively, generated from the property located at 919 Third Avenue, New York, NY, which is primarily attributable to rental abatement periods for the three largest tenants. In addition, Property Operating Revenues increased by $6.1 million attributable to lease up of newly developed and redeveloped assets and $7.5 million in built in rent increases for existing tenants in our same store properties. These increases were offset by $4.3 million of revenue attributable to properties that were sold during the year, including 92 properties in the Long Island Industrial Building Portfolio, $2.9 million in reduced termination fees and $6.4 million of revenue lost due to weighted average occupancy decrease in our same store properties.

      The 2003 increase in property operating expenses, real estate taxes and ground rents ("Property Expenses") is primarily due to a $9.2 million increase in operating expenses and a $6.7 million increase in real estate taxes related to the Company's "same store" properties. Development properties going into service increased property expenses by an additional $1.5 million. Included in the $9.2 million increase in operating expenses is $1.7 million and $.5 million of increased insurance and security costs, respectively. Increases in insurance and security costs result primarily from implications of the events that occurred on September 11, 2001. The security cost increases relate primarily to our New York City properties. Also included in the $9.2 million increase are property operating expenses of the Company's same store properties which represent a $4.2 million increase in repairs and maintenance and a $2.8 million increase in utility costs. Increases in utility costs primarily relates to rate increases per energy unit. Increases in real estate taxes is attributable to the significant increases levied by certain municipalities, particularly in New York City and Nassau County, New York which have experienced severe fiscal budget issues.

      Other income increased by $17.2 million. This increase is primarily attributable to the gain recognized on the First Data land sale and build-to-suit construction contract.

  Gross operating margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for 2003 and 2002 were 59.5% and 63.8%, respectively. The decrease from 2002 to 2003 in gross operating margin percentages resulted primarily from portfolio wide increases in real estate taxes, utilities and property and liability insurance costs as well as decreases to revenues primarily as a result of decreased portfolio occupancy.

  The following table is a comparison of the results of operations for the year ended December 31,2002 to the year ended December 31,2001:

                                                                  Year ended December 31,
                                                ---------------------------------------------------------
                                                                                        Change
                                                                               --------------------------
                                                     2002         2001            Dollars     Percent
                                                ---------------------------------------------------------
PROPERTY OPERATING REVENUES:
 Base rents                                            395,308      392,824            2,484        0.6%
 Tenant escalations and reimbursements                  55,441       54,739              702        1.3%
                                                ----------------------------   --------------

 TOTAL PROPERTY OPERATING REVENUES                     450,749      447,563            3,186        0.7%
                                                ----------------------------   --------------

PROPERTY OPERATING EXPENSES:
 Operating expenses                                     97,253       94,411            2,842        3.0%
 Real estate taxes                                      65,778       61,566            4,212        6.8%
                                                ----------------------------   --------------

 TOTAL PROPERTY OPERATING EXPENSES                     163,031      155,977            7,054        4.5%
                                                ----------------------------   --------------

OTHER INCOME                                             7,320       20,256          -12,936      -63.9%
                                                ----------------------------   --------------

OTHER EXPENSES
 Interest expense                                       83,309       82,639              670        0.8%
 Marketing, general and administrative                  29,214       28,242              972        3.4%
                                                ----------------------------   --------------

 TOTAL OTHER EXPENSES                                  112,523      110,881            1,642        1.5%
                                                ----------------------------   --------------

         The Company's Property Operating Revenues increased by $3.2 million from 2001 to 2002. The Company's base rent reflects the positive impact of the straight-line rent adjustment of $26.8 million in 2002 as compared to $41.6 million in 2002, a decrease of $14.8 million. The 2002 and 2001 straight-line adjustment includes $10.9 million and $26.9 million respectively, generated from the property located at 919 Third Avenue, New York, NY, which is primarily attributable to rental abatement periods for the three largest tenants. The net increase in base rents is attributable to fixed increases to base rent in certain of the Company's leases.

         The 2002 increase in Property Expenses consists of a $2.8 million increase in operating expenses and a $4.2 million increase in real estate taxes. Included in the $2.8 million increase in operating expenses is $1.4 million and $ .7 million of increased insurance and security costs, respectively. These increases result primarily from implications of the events that occurred on September 11, 2001. The security cost increases relate primarily to our New York City properties.

         Other income decreased by $12.9 million. This decrease is primarily due to a decrease of $11.6 million related to interest earned on advances made under the Front Line Loans.

  Gross operating margins (defined as Property Operating Revenues less Property Operating Expenses, taken as a percentage of Property Operating Revenues) for 2002 and 2001 were 63.8% and 65.1%, respectively. The decrease from 2001 to 2002 in gross operating margin percentages resulted primarily from portfolio wide increases in real estate taxes, utilities and property and liability insurance costs.

         Marketing, general and administrative expenses were $32.7 million in 2003, $29.2 million in 2002 and $28.2 million in 2001. The increase in marketing, general and administrative expenses is primarily due to the increased costs of maintaining offices and infrastructure in each of the Company's five divisional markets, increased directors and officers insurance costs and other costs associated with complying with the provisions of Sarbanes Oxley legislation including additional directors and independent accounting and legal fees. The Company's business strategy has been to expand further into the Tri-State Area CBD and suburban office markets, to create a superior franchise value by applying its standards for high quality office space and premier tenant service to its five operating divisions. Over the past three years the Company has supported this effort by increasing its marketing programs and strengthening its resources and operating systems. The cost of these efforts is reflected in marketing, general and administrative expenses. Marketing, general and administrative expenses as a percentage of total revenues from continuing operations were 7.0% in 2003, 6.4% in 2002 and 6.0% in 2001. The competitive market environment has resulted in decreased portfolio occupancies and market rental rates and has negatively impacted the Company's revenues. As a result, marketing, general and administrative expenses as a percentage of total revenues from continuing operations has increased.

      Interest expense was $82.5 million in 2003, $83.3 million in 2002 and $82.6 million in 2001. The decrease of approximately $822,000 from 2003 to 2002 was primarily a result of the Company's adoption of FASB Statement No. 145, "Reporting Gains and Losses from Extinguishment of Debt" which caused the reclassification of approximately $2.3 million, net of limited partners' minority interest, of previously reported extraordinary losses to interest expense. The 2002 extraordinary loss was the result of the Company's refinancing its unsecured credit facility in December 2002 and writing off the related unamortized deferred loan costs. This decrease was mitigated by an increase in interest expense of approximately $1.5 million on the Company's $50 million, 6% senior unsecured notes issued in June 2002. The increase of approximately $670,000 from 2001 to 2002 is attributable to (i) increased interest expense of $1.7 million on the Company's senior unsecured notes resulting from the issuance of $50 million of five-year notes in June 2002, which was used to repay lower internal cost borrowings under the Company's floating rate credit facility, (ii) a net increase in mortgage interest expense of approximately $520,000 which was primarily attributable to the $50 million principal increase on the debt of 919 Third Avenue in July 2001 and the satisfaction of three mortgage notes payable aggregating approximately $24.3 million during 2001 (iii) approximately a $2.0 million decrease in capitalized interest attributable to a decrease in the level of development projects and (v) a decrease of $5.4 million of interest expense allocated to discontinued operations in connection with the Company's adoption of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" on January 1, 2002. These resulting increases aggregating approximately $9.6 million were mitigated primarily by an overall decrease in interest rates on the Company's unsecured credit facility amounting to approximately $8.7 million.

      On November 10, 2003, in connection with the Company's sale of its Long Island industrial building portfolio the settlement of the employment contracts of the departing Rechler family members, and the cost of certain other organizational changes, the Company incurred net restructuring charges of approximately $11.6 million during the three months ended December 31, 2003.

      Included in depreciation and amortization expense is amortized financing costs of $3.3 million in 2003, $4.5 million in 2002 and $4.5 million in 2001.

      For the year ended December 31, 2001, the Company's consolidated statement of operations includes valuation reserve charges of $166.1 million primarily consisting of $163 million related to the Company's investments in the FrontLine Loans and joint ventures with RSVP (see Overview and Background for a further discussion of this valuation reserve charge).

LIQUIDITY AND CAPITAL RESOURCES

      Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and non-incremental capital expenditures, excluding incremental capital expenditures of the Company. The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operating activities along with its unsecured credit facility described below. The credit facility contains several financial covenants with which the Company must be in compliance in order to borrow funds thereunder. During certain quarterly periods, the Company may incur significant leasing costs as a result of increased market demands from tenants and high levels of leasing transactions that result from the re-tenanting of scheduled expirations or early terminations of leases. The Company is currently experiencing high tenanting costs including tenant improvement costs, leasing commissions and free rent in all of its markets. For the year ended December 31, 2003, the Company paid $50.3 million for tenanting costs including tenant improvement costs and leasing commissions. This compares to $49.7 million paid for the year ended December 31, 2002. As a result of these and / or other operating factors, the Company's cash flow from operating activities was not sufficient to pay 100% of the dividends paid on its common stock during 2003. To meet the short-term funding requirements relating to these leasing costs, the Company has used proceeds of property sales or borrowings under its credit facility. Based on the Company's anticipated leasing for 2004 it may incur similar shortfalls. The Company currently intends to fund any shortfalls with proceeds from non-income producing asset sales or borrowings under its credit facility. The Company periodically reviews its dividend policy to determine the appropriateness of the Company's dividend rate relative to the Company's cash flows. The Company adjusts its dividend rate based on forecasted increases and decreases in its cash flow as well as required distributions of taxable income to maintain REIT status. There can be no assurance that the Company will maintain the current quarterly distribution level on its common stock. The Company expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt and equity securities of the Company. There can be no assurance that there will be adequate demand for the Company's equity at the time or at the price in which the Company desires to raise capital through the sale of additional equity. Similarly, there can be no assurance that the Company will be able to access the unsecured debt markets at the time when the Company desires to sell its unsecured notes. In addition, when valuations for commercial real estate properties are high, the Company will seek to sell certain land inventory to realize value and profit created. The Company will then seek opportunities to reinvest the capital realized from these dispositions back into value-added assets in the Company's core Tri-State Area markets. The Company will refinance existing mortgage indebtedness, senior unsecured notes or indebtedness under its credit facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Company anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings, equity offerings and proceeds from sales of land and non-income producing assets, will be adequate to meet the capital and liquidity requirements of the Company in both the short and long-term. The Company's senior unsecured debt is currently rated "BBB-" by Fitch, "BBB-" by Standard & Poors and "Ba1" by Moody's . The rating agencies review the ratings assigned to an issuer such as the Company on an ongoing basis. Negative changes in the Company's ratings would result in increases in the Company's borrowing costs, including borrowings under the Company's unsecured credit facility.

      As a result of current economic conditions, certain tenants have either not renewed their leases upon expiration or have paid the Company to terminate their leases. In addition, a number of U.S. companies have filed for protection under federal bankruptcy laws. Certain of these companies are tenants of the Company. The Company is subject to the risk that other companies that are tenants of the Company may file for bankruptcy protection. This may have an adverse impact on the financial results and condition of the Company. In addition, vacancy rates in our markets are at the higher end of the range of historical cycles and in some instances our asking rents in our markets have trended lower and landlords are being required to grant greater concessions such as free rent and tenant improvements. Our markets have also been experiencing higher real estate taxes and utility rates. Additionally, the Company carries comprehensive liability, fire, extended coverage and rental loss insurance on all of its properties. Six of the Company's properties, including 1185 Avenue of the Americas which was purchased in January 2004, are located in New York City. As a result of the events of September 11, 2001, insurance companies are limiting coverage for acts of terrorism in "all risk" policies. In November 2002, the Terrorism Risk Insurance Act of 2002 was signed into law which, among other things, requires insurance companies to offer coverage for losses resulting from defined "acts of terrorism" through 2004. The Company's current insurance coverage provides for full replacement cost of its properties, (other than its two largest properties), including for acts of terrorism up to $500 million on a per occurrence basis. The two largest properties are covered for up to $200 million on such policies and are covered under separate policies, which include coverage for acts of terrorism, up to the estimated replacement cost for these properties.

   The impact of the terrorist attacks of September 11, 2001, in New York City may adversely effect the value of the Company's New York City properties and its ability to generate cash flow. There may be a decrease in demand for office space in metropolitan areas that are considered at risk for future terrorist attacks, and this decrease may reduce the Company's revenues from property rentals.

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

Summary of Cash Flows

      Net cash provided by operating activities totaled $160.7 million in 2003, $196.1 million in 2002, and $186.0 million in 2001. The decrease in 2003 is attributable to a more competitive operating environment in which the Company made a limited number of commercial property acquisitions as well as a decrease in market rental rates and lower occupancies in the Company's portfolio. The 2002 increase is primarily attributable to the growth in cash flow provided by increased occupancy levels of the Company's development properties and as a result of fixed increases in certain of the Company's leases.

      Net cash provided by investing activities totaled $109.5 million in 2003, net cash used in investing activities totaled $85.1 million in 2002 and $87.5 million in 2001. Cash provided by investing activities in 2003 is primarily attributable to proceeds from the sale of the Long Island industrial building portfolio, which was offset by the purchase of assets and investments in developments and commercial real estate properties. Cash flows used in investing activities during 2002 related primarily to the Company's ongoing development of its properties, the acquisition of approximately 52.7 acres of development land located in Valhalla, NY and costs associated with creating tenant space including the payment of leasing costs. Cash used in investing activities during 2001 related primarily to investments in real estate properties including development costs. Included in these investing activities for the 2001 period is the Company's investment of approximately $18.7 million in RSVP-controlled (REIT qualified) joint ventures. Cash used in investing activities for the 2001 period was offset by proceeds from the redemption of the Company's preferred equity investments in Keystone Property Trust as well as from sales of real estate, securities and mortgage note receivable repayments.

      Net cash used in financing activities totaled $278.2 million in 2003 and $202.2 million in 2002. Net cash provided by financing activities totaled $5.7 million in 2001. Cash used in financing activities for 2003 primarily resulted from secured debt amortization payments and the repayment of outstanding borrowings on the Company's unsecured credit facility from proceeds from the sale of the Long Island Industrial building portfolio. Cash used in financing activities during 2002 related primarily to the Company's stock buy-back program and repurchases of its Series A preferred stock aggregating approximately $75 million. These uses of cash were offset by the Company issuing $50 million of five-year senior unsecured notes. Cash provided by financing activities during 2001 related primarily to proceeds from secured debt financings, minority partner contributions and advances under the Company's unsecured credit facility. Cash provided by financing activities for 2001 was offset by advances made under the FrontLine Loans of approximately $7.2 million. In each of the years ended December 31, cash was used in financing activities by principal payments on secured borrowings and the unsecured credit facility as well as loan and equity issuance costs and dividends and distributions.

Investing Activities

      During February 2003, the Company, through Reckson Construction Group, Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, New York and was retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction closed on March 11, 2003 and development of the aforementioned office building has commenced and is near completion. Net proceeds from the land sale of approximately $18.3 million were used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to
Section 1031 of the Code (a "Section 1031 Exchange"). A Section 1031 Exchange allows for the deferral of taxes related to the gain attributable to the sale of property if qualified replacement property is identified within 45 days and such qualified replacement property is then acquired within 180 days from the initial sale. As described below, the Company identified and acquired certain qualified replacement properties. In accordance with Statement No. 66, the Company has estimated its book gain on this land sale and build-to-suit transaction to be approximately $22.4 million, of which $18.8 million has been recognized during the year ended December 31, 2003 and is included in investment and other income on the Company's statement of operations. Approximately $3.6 million is estimated to be earned in 2004 as the development is completed.

      On May 22, 2003, the Company, through Reckson Construction Group, Inc., acquired two industrial redevelopment properties in Hauppauge, Long Island encompassing approximately 100,000 square feet for total consideration of approximately $6.5 million. On August 27, 2003, the Company, through Reckson Construction Group, Inc., acquired the remaining 49% interest in the property located at 275 Broadhollow Road, Melville, NY, from the Company's joint venture partner, TIAA, for approximately $12.4 million. These acquisitions were financed from the sales proceeds being held by the aforementioned qualified intermediary and the properties acquired were qualified replacement properties. As a result of these acquisitions, the Company successfully completed the exchange of real property pursuant to Section 1031 and thereby deferred the taxes related to the gain recognized on the proceeds received from the land sale to First Data Corp. Two of the qualified replacement properties were subsequently contracted for sale as part of the Company's Long Island industrial building portfolio sale. There can be no assurances that the Company will identify or acquire additional qualified replacement properties in which case the Company would incur the tax liability on the capital gain realized of approximately $1.5 million.

      On August 7, 2003, the Company acquired a ten story, 181,800 square foot Class A office property located in Stamford, Connecticut. This acquisition was financed, in part, through an advance under the Company's unsecured credit facility of $21.6 million and the issuance of 465,845 Class C OP Units valued at $24.00 per unit. In accordance with FASB Statement No. 141 "Business Combinations", the Company allocated and recorded a net deferred intangible lease asset of approximately $1.5 million, representing the net value of acquired above and below market leases, assumed lease origination costs and other value of in-place leases. The net value of the above and below market leases is amortized over the remaining terms of the respective leases to rental income and such amortization amounted to approximately $331,000 during the 2003 period of ownership. In addition, amortization expense on the value of lease origination costs was approximately $114,000 during the 2003 period of ownership. At acquisition, there were 16 in-place leases aggregating approximately 136,000 square feet with a weighted average remaining lease term of approximately 21 months.

      On September 5, 2003, the Company acquired the Mezz Note which is comprised of three tranches based upon priority: a $14 million A tranche, a $14 million B tranche and a $2 million C tranche. The Company acquired a 25% interest in the A tranche, a 75% interest in the B tranche and a 50% interest in the C tranche. Interest is payable on the tranches at 9.5%, 12.5% and 12.5%, respectively, over the greater of one month LIBOR or 1.63%. As a result, the minimum weighted average interest rate accruing to the Company is 13.43% per annum. In addition, as part of the Company's participation it received a 1% origination fee amounting to $150,000. Such fee is being recognized over a three year period.

      On November 24 2003, the Company sold a 181,000 square foot office property located on Long Island for approximately $24.4 million. Net proceeds from the sale were used to pay outstanding borrowings under the Company's unsecured credit facility.

      In January 2004, the Company sold a 104,000 square foot office property located on Long Island for approximately $18.5 million. Net proceeds from the sale were used to repay borrowings under the Company's unsecured credit facility.

      In January 2004, the Company acquired 1185 Avenue of the Americas, a 42-story, 1.1 million square foot Class A office tower, located between 46th and 47th Streets in New York City for $321 million. In connection with this acquisition, the Company assumed a $202 million mortgage and $48 million of mezzanine debt. The balance of the purchase price was paid through an advance under the Company's unsecured Credit Facility. The floating rate mortgage and mezzanine debt both mature in August 2004 and presently have a weighted average interest rate of 4.95%. The property is also encumbered by a ground lease which has a remaining term of approximately 40 years with rent scheduled to be re-set at the end of 2005 and then remain constant for the balance of the term.

      During February 2004, a 3.9 acre land parcel located on Long Island was condemned by the Town of Oyster Bay. As consideration for the condemnation the Company anticipates to initially receive approximately $1.8 million. The Company's cost basis in this land parcel at December 31, 2003 was approximately $1.4 million. The Company is currently contesting this valuation and seeking payment of additional consideration from the Town of Oyster Bay but there can be no assurances that the Company will be successful in obtaining any such additional consideration.

      In February 2004, the Company signed a contract to sell a 175,000 square foot office building located on Long Island for approximately $30 million of which the Company owns a 51% interest. Net proceeds from the sale are anticipated to be used to pay outstanding borrowings under the Company's unsecured credit facility.

    The following table sets forth the Company's original invested capital (at cost and before valuation reserves) in RSVP controlled (REIT-qualified) joint ventures and amounts, which were advanced under the RSVP Commitment to FrontLine, for its investment in RSVP controlled investments (in thousands):

                                       RSVP controlled         Amounts advanced
                                        joint ventures                                      Total
                                      -------------------     -------------------    --------------------
    Privatization                     $           21,480      $            3,520     $            25,000
    Student Housing                               18,086                   3,935                  22,021
    Medical Offices                               20,185                      --                  20,185
    Parking                                           --                   9,091                   9,091
    Resorts                                           --                   8,057                   8,057
    Net leased retail                                 --                   3,180                   3,180
    Other assets and overhead                         --                  21,598                  21,598
                                      -------------------     -------------------    --------------------
                                      $           59,751      $           49,381     $           109,132
                                      ===================     ===================    ====================

      In September 2003, RSVP completed the restructuring of its capital structure. In connection with the restructuring, RSVP redeemed the interest of the preferred equity holders of RSVP for an aggregate of $137 million in cash (including proceeds from the disposition of all of the Privitization and Medical Offices assets) and the transfer to the preferred equity holders of the assets that comprised RSVP's parking investments valued at approximately $28.5 million.

Financing Activities

   During 2003, the Company paid cash dividends on its Class A common stock of approximately $1.70 per share and approximately $2.59 per share on its Class B common stock.

   The Board of Directors of the Company has authorized the purchase of up to five million shares of the Company's Class A common stock. Transactions conducted on the New York Stock Exchange will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. During the year ended December 31, 2003, under this buy-back program, the Company purchased 252,000 shares of Class A common stock at an average price of $18.01 per share for an aggregate purchase price of approximately $4.5 million.

   The following table sets forth the Company's historical activity under its current common stock buy-back program (dollars in thousands except per share data):

                                         SHARES                     AVERAGE                  AGGREGATE
                                        PURCHASED               PRICE PER SHARE           PURCHASE PRICE
                                   --------------------      ----------------------     --------------------
     Current program:
          Class A common                2,950,400                   $ 21.30             $           62,830
          Class B Common                  368,200                   $ 22.90                          8,432
                                   --------------------                                 --------------------
                                        3,318,600                                       $           71,262
                                   ====================                                 ====================

      The Board of Directors of the Company formed a pricing committee to consider purchases of up to $75 million of the Company's outstanding preferred securities.

      On December 31, 2003, the Company had issued and outstanding 8,834,500 shares of 7.625% Series A Convertible Cumulative Preferred Stock (the "Series A preferred stock"). The Series A preferred stock is redeemable by the Company on or after April 13, 2003 at a price of approximately $25.95 per share with such price decreasing, at annual intervals, to $25.00 per share over a five year period. In addition, the Series A preferred stock, at the option of the holder, is convertible at any time into the Company's Class A common stock at a price of $28.51 per share. On October 14, 2002, the Company purchased and retired 357,500 shares of the Series A preferred stock at $22.29 per share for approximately $8.0 million. As a result of this purchase, annual preferred dividends decreased by approximately $682,000.

      On November 10, 2003, as partial consideration for the Company's sale of its Long Island industrial building portfolio, to the departing Rechler family members, the Company redeemed and retired, approximately 3.9 million OP Units valued at approximately $90.4 million or $23.00 per share. In addition, during the year ended December 31, 2003, certain limited partners exchanged approximately 258,000 OP Units for an equal number of shares of the Company's Class A common stock.

      During the year ended December 31, 2002, certain limited partners exchanged approximately 11,303 preferred units of limited partnership interest in the Operating Partnership, with a liquidation preference value of approximately $11.3 million, for 451,934 OP Units at an average price of $24.66 per OP Unit. In addition, certain limited partners exchanged 666,468 OP Units for an equal number of shares of the Company's Class A common stock.

      On August 7, 2003, in conjunction with the Company's acquisition of a Class A office property located in Stamford, Connecticut, it issued 465,845 Class C OP Units to the sellers of the property. The Class C OP Units will receive an initial annual distribution of $1.87 per unit, which amount will increase or decrease pro-rata based upon changes in the dividend paid on the Company's Class A common stock.

      The Company currently has a three year $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp North America, Inc. and Wachovia Bank, National Association as co-documentation agents. The Credit Facility matures in December 2005, contains options for a one year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. At December 31, 2003, borrowings under the Credit Facility were priced off LIBOR plus 120 basis points and the Credit Facility carried a facility fee of 30 basis points per annum. On January 28, 2004, the Company received an investment grade rating on its senior unsecured debt from Fitch Ratings of BBB-. This rating along with the Company's existing investment grade rating of BBB- from Standard & Poors, resulted in the pricing on outstanding borrowings to decrease to LIBOR plus 90 basis points and the facility fee to decrease to 20 basis points per annum. In the event of a change in the Operating Partnership's senior unsecured credit rating the interest rates and facility fee are subject to change. At December 31, 2003, the outstanding borrowings under the Credit Facility aggregated $169 million and carried a weighted average interest rate of 2.86% per annum.

      The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At December 31, 2003, the Company had availability under the Credit Facility to borrow approximately an additional $331 million subject to compliance with certain financial covenants.

      In January 2004, the Company exercised its option to redeem two million shares, or 100% of its outstanding Series B preferred stock for approximately 1,958,000 shares of its Class A common stock.

      On January 22, 2004, the Operating Partnership issued $150 million of seven-year 5.15% (5.196% effective rate) senior unsecured notes. Prior to the issuance of these notes the Company entered into several anticipatory interest rate hedge instruments to protect itself against potentially rising interest rates. At the time the notes were issued the Company incurred a net cost of approximately $980,000 to settle these instruments. Such costs will be amortized over the term of the notes. Net proceeds of approximately $148 million received from this issuance were used to repay outstanding borrowings under the Credit Facility.

Capitalization

         The Company's indebtedness at December 31, 2003 totaled approximately $1.3 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) and was comprised of $169.0 million outstanding under the Credit Facility, approximately $499.4 million of senior unsecured notes and approximately $588.8 million of mortgage indebtedness with a weighted average interest rate of approximately 7.32% and a weighted average maturity of approximately 8.1 years. Based on the Company's total market capitalization of approximately $3.1 billion at December 31, 2003 (calculated based on the sum of (i) the market value of the Company's Class A common stock and OP Units, assuming conversion, (ii) the liquidation preference value of the Company's preferred stock, (iii) the liquidation preference value of the Operating Partnership's preferred units and (iv) the $1.3 billion of debt), the Company's debt represented approximately 41.2% of its total market capitalization.

         During 2003, the Company repurchased 252,000 shares of its Class A common stock for approximately $4.5 million or $18.01 per share.

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

Contractual Obligations and Commercial Commitments

         The following table sets forth the Company's significant debt obligations by scheduled principal cash flow payments and maturity date and its commercial commitments by scheduled maturity at December 31, 2003 (in thousands):

                                                                   MATURITY DATE
                                  ---------------------------------------------------------------------------------
                                    2004          2005          2006          2007           2008        THEREAFTER       TOTAL
                                  ---------     ----------    ----------    ----------    -----------    ----------    ------------
Mortgage notes payable (1)        $ 12,853       $ 13,887      $ 13,478      $ 10,969       $  9,989     $ 105,178      $  166,354
Mortgage notes payable (2)(3)           --         18,553       129,920        60,539             --       346,269         555,281
Senior unsecured notes             100,000             --            --       200,000             --       200,000         500,000
Unsecured credit facility               --        169,000            --            --             --            --         169,000
Land lease obligations               2,993          2,995         2,961         2,888          2,888        47,309          62,034
Air rights lease obligations (4)       333            333           333           333            333         3,680           5,345
Operating leases                       785            813           842           870            370            --           3,680
                                  ---------     ----------    ----------    ----------    -----------    ----------    ------------
                                  $116,964       $205,581      $147,534      $275,599       $ 13,580     $ 702,436      $1,461,694
                                  =========     ==========    ==========    ==========    ===========    ==========    ============

      (1)   Scheduled principal amortization payments.

      (2)   Principal payments due at maturity.

      (3) In addition, the Company has a 60% interest in an unconsolidated joint venture property. The Company's pro rata share of the mortgage debt at December 31, 2003 is approximately $7.9 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005 at which time the Company's share of the mortgage debt will be approximately $6.9 million.

      (4) Excludes approximately $453,000 in aggregate payments due under a Long Island office property which was sold in January 2004

      Certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and / or the Company. In addition, consistent with customary practices in non-recourse lending, certain non-recourse mortgages may be recourse to the Company under certain limited circumstances including environmental issues and breaches of material representations.

      At December 31, 2003, the Company had approximately $1.0 million in outstanding undrawn standby letters of credit issued under the Credit Facility. In addition, approximately $44 million, or 6.1%, of the Company's mortgage debt is recourse to the Company.

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

      Two of the Company's office properties are held in joint ventures which contain certain limitations on transfer. These limitations include requiring the consent of the joint venture partner to transfer a property prior to various specified dates ranging from 2003 to 2005, rights of first offer, and buy / sell provisions.

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

      In February 2004, the Board of Directors appointed Douglas Crocker II, Stanley Steinberg and Elizabeth McCaul as new independent directors. In addition, Herve Kevenides resigned from the Board of Directors.

      The Company has also announced certain other corporate governance enhancements. The Company is proposing to de-stagger its Board of Directors and to modify the ownership limit currently in its charter relating to the "five or fewer rule" under the REIT qualification provisions of the Code at its 2004 meeting of its stockholders. In addition, the Company has determined to opt out of certain State anti-takeover provisions.

      A number of shareholder derivative actions have been commenced purportedly on behalf of the Company against the Board of Directors relating to the Disposition. The complaints allege, among other things, that the process by which the directors agreed to the transaction was not sufficiently independent of the Rechler family and did not involve a "market check" or third party auction process and, as a result, was not for adequate consideration. The plaintiffs seek similar relief, including a declaration that the directors violated their fiduciary duties and damages. The Company's management believes that the complaints are without merit.

      In connection with the Disposition, the employment of Donald Rechler, Roger Rechler, Gregg Rechler and Mitchell Rechler as officers of the Company terminated and Roger Rechler, Gregg Rechler and Mitchell Rechler resigned as members of the Board of Directors. In connection with the Disposition and the terminations of employment, the Company incurred the following restructuring charges: (i) approximately $7.5 million related to outstanding stock loans under the Company's historical long term incentive program ("LTIP") were transferred to the entity that acquired the Long Island industrial building portfolio and approximately $642,000 of loans related to life insurance contracts were extinguished, (ii) approximately $2.9 million paid to the departing Rechler family members in exchange for 127,689 of rights to receive shares of Class A common stock that were granted in 2002 and their rights that were granted in 2003 were forfeited in their entirety and (iii) with respect to two of the departing Rechler family members participating in the Company's March 2003 LTIP, each received 8,681 shares of the Company's Class A common stock related to the service component of their core award which was valued at $293,000 in the aggregate. In addition, if the Company were to attain its annual performance measure under the March 2003 LTIP in March 2004, these individuals will also be entitled to each receive 26,041 shares of Class A common stock representing the balance of the annual core award as if they remained in continuous employment with the Company. The remainder of their core awards was forfeited as was the entire amount of the special outperformance component of the March 2003 LTIP. The Company also incurred additional restructure charges of approximately $1.2 million related primarily to the release and severance of approximately 25 employees. Total restructure charges of approximately $12.5 million were mitigated by a $972,000 fee from the departing Rechler family members related to the termination of the Company's option to acquire certain property which was either owned by certain Rechler family members or in which the Rechler family members own a non-controlling interest

      In July 2002, as a result of certain provisions of the Sarbanes Oxley legislation, the Company discontinued the use of stock loans in its LTIP. In connection with LTIP grants made prior to the enactment of the Sarbanes Oxley legislation the Company made stock loans to certain executive and senior officers to purchase 1,372,393 shares of its Class A common stock at market prices ranging from $18.44 per share to $27.13 per share. The stock loans were set to bear interest at the mid-term Applicable Federal Rate and were secured by the shares purchased. Such stock loans (including accrued interest) were scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon vesting periods ranging from four to ten years based on continued service and in part on attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. As of December 31, 2003, and giving effect to the settlement of the employment contracts of certain executive officers, there remains 264,144 shares of common stock subject to the original stock loans which are anticipated to vest between 2004 and 2011. Approximately $3.1 million and $4.5 million of compensation expense was recorded for the years ended December 31, 2003 and 2002, respectively, related to these LTIP. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of operations.

      The outstanding stock loan balances due from executive and senior officers aggregated approximately $5.6 million and $17.0 million at December 31, 2003 and December 31, 2002, respectively, and have been included as a reduction of additional paid in capital on the accompanying consolidated balance sheets. Other outstanding loans to executive and senior officers at December 31, 2003 and December 31, 2002 amounted to approximately $2.9 million and $2.0 million, respectively primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

      In November 2002 and March 2003 an award of rights was granted to certain executive officers of the Company (the "2002 Rights" and "2003 Rights", respectively and collectively, the "Rights"). Each Right represents the right to receive, upon vesting, one share of Class A common stock if shares are then available for grant under one of the Company's stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights will vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights will be earned as of March 13, 2005 and will vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the Rights. The 2002 Rights aggregate 190,524 shares of the Company's Class A common stock and the 2003 Rights aggregate 60,760 shares of Class A common stock. As of December 31, 2003, and giving effect to the settlement of the employment contracts of certain executive officers, there remains 47,126 shares of Class A common stock related to the 2002 Rights and 26,040 shares of Class A common stock related to the 2003 rights. During the year ended December 31, 2003, the Company recorded approximately $855,000 of compensation expense related to the Rights. Such amount has been included in marketing, general and administrative expenses on the accompanying consolidated statements of operations.

      In March 2003, the Company established a new LTIP for its executive and senior officers. The four-year plan has a core award which provides for annual stock based compensation based upon continued service and in part based on attaining certain annual performance measures. The plan also has a special outperformance award which provides for compensation to be earned at the end of a four year period if the Company attains certain four year cumulative performance measures. Amounts earned under the special outperformance award may be paid in cash or stock at the discretion of the Compensation Committee of the Board. Performance measures are based on total shareholder returns on a relative and absolute basis. On March 13, 2003, the Company made available 1,384,102 shares of its Class A common stock under its existing stock option plans in connection with the core award of this LTIP for twelve of its executive and senior officers. During May 2003, two of the Company's executive officers waived these awards under this LTIP in their entirety, which aggregated 277,778 shares or 20% of the core awards granted. In addition, the special outperformance awards of the LTIP were amended to increase the per share base price above which the four year cumulative return is measured from $18.00 to $22.40. As of December 31, 2003 and giving effect to the settlement of the employment contracts of certain executive officers, there remains 879,858 shares of Class A common stock reserved for future issuance under the core award of this LTIP. With respect to the core award of this LTIP, the Company recorded approximately $2.6 million of compensation expense for the year ended December 31, 2003. Such amount has been included in marketing, general and administrative expenses on the accompanying consolidated statements of operations. Further, no provision will be made for the special outperformance award of this LTIP until such time as achieving the requisite performance measures is determined to be probable.

OFF BALANCE SHEET ARRANGEMENTS

      The Company has no off balance sheet arrangements except for its 60% non-controlling interest in the 520 JV and its joint venture interest in RSVP. (for a more detailed description of these arrangements see "Overview and Background" of this Item 7)

INFLATION

      The office leases generally provide for fixed base rent increases or indexed escalations. In addition, the office leases provide for separate escalations of real estate taxes, operating expenses and electric costs over a base amount. The industrial / R&D leases generally provide for fixed base rent increases, direct pass through of certain operating expenses and separate real estate tax escalations over a base amount. The Company believes that inflationary increases in expenses will be mitigated by contractual rent increases and expense escalations described above. As a result of the impact of the events of September 11, 2001, the Company has realized increased insurance costs, particularly relating to property and terrorism insurance, and security costs. The Company has included these costs as part of its escalatable expenses and has billed them to its tenants consistent with the terms of the underlying leases. To the extent the Company's properties contain vacant space, the Company will bear such inflationary increases in expenses.

      The Credit Facility bears interest at a variable rate, which will be influenced by changes in short-term interest rates, and is sensitive to inflation.

FUNDS FROM OPERATIONS

      Management believes that funds from operations ("FFO") is an appropriate measure of performance of an equity REIT. Although FFO is a non-GAAP measure, the Company believes it provides useful information to its shareholders, potential investors and management. The Company computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss, excluding gains or losses from sales of depreciable properties plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. (See Selected Financial Data). FFO for the year ended December 31, 2003 includes a gain from the sale of land and build-to-suit transaction in the amount of $18.8 million. For the years ended December 31, 2002 and 2001, pursuant to the Company's adoption of FASB Statement No. 145, which addresses reporting for gains and losses from extinguishment of debt, the Company has reduced previously reported FFO by approximately $2.6 million and $2.9 million, respectively, related to the write-off of certain deferred loan costs incurred in connection with the Company's refinancing of its debt. These costs were previously recorded as an extraordinary loss and therefore excluded from the Company's calculation of FFO. In addition, FFO for the year ended December 31, 2001 excludes $163 million of valuation reserves on investments in affiliate loans and joint ventures.

      Since all companies and analysts do not calculate FFO in a similar fashion, the Company's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

      The following table presents the Company's FFO calculation for the years ended December 31 (in thousands):

                                                                             2003                 2002                  2001
                                                                       -----------------    -----------------     -----------------
Income before minority interests, preferred dividends and
  distributions, equity in earnings of real estate joint
  ventures and service companies, gain on sales of real estate,
  valuation reserves and discontinued operations.................          $    53,819         $     80,071          $    108,783
Add:
  Equity in earnings of real estate joint ventures and service
         Companies ..............................................                   30                1,113                 2,087
    Gain on sales of real estate.................................                   --                  537                20,173
    Discontinued operations (net of limited partners' minority
         interest)...............................................              130,229               18,888                 9,687
    Limited partners' minority interest..........................                   --                   --                 7,456
Less:
    Minority partners' interests in consolidated partnerships....               17,972               18,730                15,975
    Limited partners' minority interest .........................                1,492                4,223                    --
    Preferred dividends and distributions........................               22,360               23,123                23,977
    Valuation reserves on investments in affiliate loans and
         joint ventures and other investments....................                   --                   --               166,101
                                                                       -----------------    -----------------     -----------------
Net income (loss) allocable to common shareholders...............              142,254               54,533               (57,867)
Adjustments for basic Funds From Operations
Add:
    Limited partners' minority interest..........................               14,110                6,680                    --
    Real estate depreciation and amortization....................              113,940              108,906               100,967
    Minority partners' interests in consolidated partnerships....               17,972               18,730                15,975
    Valuation reserves on investments in affiliate loans and
         joint ventures..........................................                   --                   --               163,000
Less:
    Limited partners' minority interest..........................                   --                   --                 6,030
    Gain on sales of real estate.................................              126,789                5,433                20,173
    Amounts distributable to minority partners in consolidated
         partnerships............................................               26,598               24,996                19,083
                                                                       -----------------    -----------------     -----------------
Basic Funds From Operations......................................              134,889              158,420               176,789
Add:
    Dividends and distributions on dilutive shares and units.....                1,093               23,123                26,601
                                                                       -----------------    -----------------     -----------------
Diluted Funds From Operations....................................          $   135,982         $    181,543          $    203,390
                                                                       =================    =================     =================
Weighted Average Shares/OP Units outstanding (1).................               64,884               67,180                66,057
                                                                       =================    =================     =================
Diluted Weighted Average Shares/OP Units outstanding (1).........               65,715               78,133                79,027
                                                                       =================    =================     =================

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

      The Company will recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges will be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of December 31, 2003, the Company had certain derivatives outstanding related to the Company's January 2004 issuance of senior unsecured notes. At December 31, 2003 the fair value of these instruments reasonably approximated their carrying value.

      The fair market value ("FMV") of the Company's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflect the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

      The following table sets forth the Company's long term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at December 31, 2003 (dollars in thousands):

                                                    For the Year Ended December 31
                                       -------------------------------------------------------
                                         2004      2005       2006      2007       2008     Thereafter    Total (1)    F M V
                                       -----------------------------------------------------------------------------------------
Long term debt:
   Fixed rate.......................    $ 112,853  $  32,440  $ 143,398  $ 271,508  $  9,989   $.651,447  $ 1,221,635  $ 1,306,303
   Weighted average interest rate...        7.41%      6.90%      7.37%      7.14%     7.23%       7.32%        7.28%

   Variable rate..................      $      --  $ 169,000  $      --  $      --  $     --   $      --  $   169,000  $   169,000
   Weighted average interest rate...          --%      2.86%        --%        --%       --%         --%        2.86%


      (1) Includes aggregate unamortized issuance discounts of approximately $555,000 on the senior unsecured notes issued during March 1999 and June 2002, which are due at maturity.

            In addition, the Company has assessed the market risk for its variable rate debt, which is based upon LIBOR, and believes that a one percent increase in the LIBOR rate would have an approximate $1.7 million annual increase in interest expense based on $169 million of variable rate debt outstanding at December 31, 2003.

      The following table sets forth the Company's mortgage notes and notes receivable by scheduled maturity date, weighted average interest rates and estimated FMV at December 31, 2003 (dollars in thousands):






                                                    For the Year Ended December 31
                                       -------------------------------------------------------
                                         2004      2005       2006      2007       2008     Thereafter    Total (1)    F M V
                                       -----------------------------------------------------------------------------------------
Mortgage notes and
   notes receivable:
   Fixed rate.......................    $ 21,500  $       --  $      --  $ 16,990    $     --   $      --  $ 38,490    $ 39,368
   Weighted average interest rate...      10.85%         --%        --%     12.0%         --%         --%    11.36%

   Variable rate....................    $     --  $   15,000  $      --  $     --    $     --   $      --  $ 15,000    $ 15,000
   Weighted average interest rate...         --%      13.43%        --%       --%         --%         --%    13.43%



(1) Excludes interest receivables aggregating approximately $1.5 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The response to this item is included in a separate section of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.  CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the SEC's rules and forms. In this regard, the Company has formed a Disclosure Committee currently comprised of all of the Company's executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed by the Company with the SEC and assists the Company's Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company's SEC reports. The Committee meets regularly and reports to the Audit Committee, with the participation of the Company's management, on a quarterly or more frequent basis. Our principal executive and financial officers have evaluated, with the participation of the Company's management, our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon the evaluation, our principal executive and financial officers concluded that such disclosure controls and procedures are effective.

   There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information contained in the section captioned "Proposal I: Election of Directors" and "Section 16 Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement for the 2004 annual meeting of stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      The information contained in the section captioned "Executive Compensation" of the Company's definitive proxy statement for the 2004 annual meeting of stockholders is incorporated herein by reference, provided, however, that the report on Executive Compensation set forth therein shall not be incorporated by reference herein, in any of the Company's prior or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates such report by reference therein and shall not be otherwise deemed filed under either of such Acts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information contained in the section captioned "Principal and Management Stockholders" of the Company's definitive proxy statement for the 2004 annual meeting of stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information contained in the section captioned "Certain Relationships and Related Transactions" of the Company's definitive proxy statement for the 2004 annual meeting of the stockholders is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information contained in the section captioned "Proposal II:
Ratification of Selection of Independent Auditors" of the Company's definitive proxy statement for the 2004 annual meeting of stockholders is incorporated herein by reference.

                                     PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1 and 2)  Financial Statement Schedules

      The following consolidated financial information is included as a separate section of this annual report on Form 10-K:

                                                                        PAGE
                                                                      --------
RECKSON ASSOCIATES REALTY CORP.
Report of Independent Auditors......................................       77
Consolidated Balance Sheets as of December 31, 2003 and
   December 31, 2002................................................       78
Consolidated Statements of Operations for the years ended
   December 31, 2003, 2002, and 2001................................       79
Consolidated Statements of Stockholders' Equity for the years
   ended December 31, 2003, 2002, and 2001..........................       81
Consolidated Statements of Cash Flows for the years ended
   December 31, 2003, 2002, and 2001................................       82
Notes to Consolidated Financial Statements..........................       83
Schedule III - Real Estate and Accumulated Depreciation.............      128


      All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(3)  Exhibits

EXHIBIT      FILING
NUMBER     REFERENCE                   DESCRIPTION
------     ---------                   -----------

3.1          a        Amended and Restated Articles of Incorporation of the
                      Registrant

3.2          p        Amended and Restated ByLaws of the Registrant

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

3.7          h        Articles Supplementary of the Registrant filed with the
                      Maryland State Department of Assessments and Taxation on
                      January 11, 2000

3.8          m        Articles Supplementary of the Registrant Establishing and
                      Fixing the Rights and Preferences of a Series of Shares of Preferred Stock filed with the Maryland State Department of Assessments and Taxation on November 2, 2000 4.1 b
                      Specimen Share Certificate of Class A Common Stock

4.3          e        Specimen Share Certificate of Series A Preferred Stock

4.4          f        Form of 7.40% Notes due 2004 of Reckson Operating
                      Partnership, L.P. (the "Operating Partnership")

4.5          f        Form of 7.75% Notes due 2009 of the Operating Partnership

EXHIBIT   FILING
NUMBER   REFERENCE                            DESCRIPTION
------   ---------                            -----------

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

4.8          o        Form of 6.00% Notes due 2007 of the Operating Partnership

4.9          d        Note Purchase Agreement for the Senior Unsecured Notes

4.10         w        Form of 5.15% Notes due 2011 of the Operating Partnership

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

10.8         j        Supplement to the Amended and Restated Agreement of
                      Limited Partnership of the Operating Partnership
                      Establishing the Series F Junior Participating Preferred
                      Partnership Units

EXHIBIT   FILING
NUMBER   REFERENCE                            DESCRIPTION
------   ---------                            -----------


10.9         t        Supplement to the Amended and Restated Agreement of
                      Limited Partnership of the Operating Partnership
                      Establishing the Series C Common Units of Limited
                      Partnership Interest

10.10        d        Third Amended and Restated Agreement of Limited
                      Partnership of Omni Partners, L.P.

10.11        i        Amendment and Restatement of Employment and Noncompetition
                      Agreement, dated as of August 15, 2000, between the Registrant and Scott Rechler

10.12        i        Amendment and Restatement of Employment and Noncompetition
                      Agreement, dated as of August 15, 2000, between the Registrant and Michael Maturo

10.13        i        Amendment and Restatement of Employment and Noncompetition
                      Agreement, dated as of August 15, 2000, between the Registrant and Jason Barnett


10.14 Employment and Noncompetition Agreement, dated as of July 16, 2001, between the Company and F.D. Rich

10.15 Employment and Noncompetition Agreement, dated as of November 20, 2002, among the Company, Metropolitan Partners LLC and Philip Waterman III

10.16        a        Purchase Option Agreement relating to 225 Broadhollow Road

10.17        t        Amended and Restated 1995 Stock Option Plan

10.18        c        1996 Employee Stock Option Plan

10.19        b        Ground Leases for certain of the properties

10.20        t        Amended and Restated 1997 Stock Option Plan

10.21        d        1998 Stock Option Plan

10.22        i        Amendment and Restatement of Severance Agreement, dated as of August 15, 2000, between the Registrant and Scott
                      Rechler

10.23        i        Amendment and Restatement of Severance Agreement, dated as of August 15, 2000, between the Registrant and Michael
                      Maturo

10.24        i        Amendment and Restatement of Severance Agreement, dated as of August 15, 2000, between the Registrant and Jason
                      Barnett

EXHIBIT   FILING
NUMBER   REFERENCE                            DESCRIPTION
------   ---------                            -----------


10.25        h        Amended and Restated Credit Agreement dated as of August
                      4, 1999 between Reckson Service Industries, Inc., as borrower, and the Operating Partnership, as Lender, relating to Reckson Strategic Venture Partners, LLC ("RSVP
                      Credit Agreement")

10.26        h        Amended and Restated Credit Agreement dated as of
                      August 4, 1999 between Reckson Service Industries, Inc., as borrower, and the Operating Partnership, as Lender, relating to the operations of Reckson Service Industries, Inc. ("RSI Credit Agreement")

10.27        h        Letter Agreement, dated November 30, 1999, amending the
                      RSVP Credit Agreement and the RSI Credit Agreement

10.28        k        Second Amendment to the Amended and Restated Credit
                      Agreement, dated March 30, 2001, between the Operating
                      Partnership and FrontLine Capital Group


10.29        l        Loan Agreement, dated as of June 1, 2001, between 1350
                      LLC, as Borrower, and Secore Financial Corporation, as
                      Lender

10.30        l        Loan Agreement, dated as of July 18, 2001, between
                      Metropolitan 919 3rd Avenue, LLC, as Borrower, and Secore
                      Financial Corporation, as Lender


10.31        i        Operating Agreement dated as of September 28, 2000 between
                      Reckson Tri-State Member LLC (together with its permitted successors and assigns) and TIAA Tri-State LLC

10.32        j        Agreement of Spreader, Consolidation and Modification of
                      Mortgage Security Agreement among Metropolitan 810 7th
                      Ave., LLC, 100 Wall Company LLC and Monumental Life
                      Insurance Company


10.33        j        Consolidated, Amended and Restated Secured Promissory Note
                      relating to Metropolitan 810 7th Ave., LLC and 100 Wall
                      Company LLC


10.34        n        Amended and Restated Operating Agreement of 919 JV LLC

10.35        t        Amended and Restated 2002 Stock Option Plan

10.36        p        Indemnification Agreement, dated as of May 23, 2002,
                      between the Registrant and Donald J. Rechler*

EXHIBIT   FILING
NUMBER   REFERENCE                            DESCRIPTION
------   ---------                            -----------

10.37        q        Second Amended and Restated Credit Agreement, dated as of
                      December 30, 2002, among the Operating Partnership, the institutions from time to time party thereto as Lenders and JPMorgan Chase Bank, as Administrative Agent

10.38        q        Form of Guarantee Agreement to the Second Amended and
                      Restated Credit Agreement, between and among the Operating
                      Partnership, the institutions from time to time party thereto as Lenders and JPMorgan Chase Bank, as Administrative Agent

10.39        q        Form of Promissory Note to the Second Amended and Restated
                      Credit Agreement, between and among the Operating
                      Partnership, the institutions from time to time party thereto as Lenders and JPMorgan Chase Bank, as Administrative Agent

10.40        q        First Amendment to Second Amended and Restated Credit
                      Agreement, dated as of January 24, 2003, among the Operating Partnership, JPMorgan Chase Bank, as
                      Administrative Agent for the institutions from time to time party thereto as Lenders and Key Bank, N.A., as New
                      Lender


10.41        s        Amended and Restated Long-Term Incentive Award Agreement,
                      dated as of March 13, 2003, between the Registrant and Scott H. Rechler**

10.42        r        Award Agreement, dated November 14, 2002, between the
                      Registrant and Scott H. Rechler***

10.43        r        Award Agreement, dated March 13, 2003, between the
                      Registrant and Scott H. Rechler****

10.44        u        Redemption Agreement, dated as of September 10, 2003, by
                      and among the Operating Partnership, Reckson FS Limited
                      Partnership and Rechler Equity Partners I LLC, as transferee

10.45        u        Property Sale Agreement, dated as of September 10, 2003,
                      by and among the Operating Partnership, Reckson FS Limited
                      Partnership, RCG Kennedy Drive LLC and Rechler Equity
                      Partners II LLC

10.46        u        Transition Agreement, dated as of September 10, 2003, by
                      and between the Registrant, the Operating Partnership and Donald Rechler

10.47        u        Transition Agreement, dated as of September 10, 2003, by
                      and between the Registrant, the Operating Partnership and Roger Rechler

EXHIBIT   FILING
NUMBER   REFERENCE                            DESCRIPTION
------   ---------                            -----------

10.48        u        Transition Agreement, dated as of September 10, 2003, by
                      and between the Registrant, the Operating Partnership and Mitchell Rechler

10.49        u        Transition Agreement, dated as of September 10, 2003, by
                      and between the Registrant, the Operating Partnership and Gregg Rechler

10.50        u        Amendment Agreement, dated as of September 10, 2003, by
                      and between the Registrant, the Operating Partnership and Scott Rechler

10.51        v        Purchase and Sale Agreement, dated as of November 10,
                      2003, between Reckson 1185 Avenue of the Americas LLC and
                      1185 Sixth LLC

12.1                  Statement of Ratios of Earnings to Fixed Charges

14.1                  Reckson Associates Realty Corp. Code of Ethics and
                      Business Conduct

21.1                  Statement of Subsidiaries

23.1                  Consent of Independent Auditors

24.1                  Power of Attorney (included in Part IV of the Form 10-K)

31.1 Certification of Scott H. Rechler, Chief Executive Officer and President of the Registrant, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)


31.2 Certification of Michael Maturo, Executive Vice President, Treasurer and Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

32.1 Certification of Scott H. Rechler, Chief Executive Officer and President of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code


32.2 Certification of Michael Maturo, Executive Vice President, Treasurer and Chief Financial Officer of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

-------------
(a) Previously filed as an exhibit to the Registrant's Registration Statement Form S-11 (No. 333-1280) and incorporated herein by reference.

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

(l) Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on August 14, 2001 and incorporated herein by reference.

(m)      Included as an exhibit to Exhibit 4.7.

(n) Previously filed as an exhibit to the Registrant's Form 8-K filed with the SEC on January 8, 2002 and incorporated herein by reference.

(o) Previously filed as an exhibit to the Registrant's Form 8-K filed with the SEC on June 18, 2002 and incorporated herein by reference.

(p) Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on November 12, 2002 and incorporated herein by reference.

(q) Previously filed as an exhibit to the Registrant's Current Report on 8-K filed with the SEC on January 27, 2003 and incorporated herein by reference.

(r) Previously filed as an exhibit to the Registrant's Form 10-K filed with the SEC on March 24, 2003 and incorporated herein by reference.

(s) Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.

(t) Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on August 13, 2003 and incorporated herein by reference.

(u) Previously filed as an exhibit to the Registrant's Form 8-K filed with the SEC on September 18, 2003 and incorporated herein by reference.

(v) Previously filed as an exhibit to the Registrant's Form 8-K filed on November 21, 2003 and incorporated herein by reference.

(w) Previously filed as an exhibit to the Registrant's Form 8-K filed on January 21, 2004 and incorporated herein by reference.

*        Each of Scott H. Rechler, Michael Maturo, Jason M. Barnett, John V.N.
         Klein, Lewis S. Ranieri and Conrad D. Stephenson has entered into an Indemnification Agreement with the Registrant, dated as of May 23, 2002. Each of Ronald H. Menaker and Peter Quick has entered into an Indemnification Agreement with the Registrant dated as of May 1, 2002. Each of Douglas Crocker and Stanley Steinberg has entered into an Indemnification Agreement with the Registrant dated as of February 5, 2004. Elizabeth McCaul has entered into an Indemnification Agreement with the Registrant dated as of February 25, 2004. These Agreements are identical in all material respects to the Indemnification Agreement for Donald J. Rechler incorporated by reference herein.

** Each of Michael Maturo and Jason M. Barnett has entered into an Amended and Restated Long-Term Incentive Award Agreement with the Registrant, dated as of March 13, 2003. These Agreements are identical in all material respects to the Amended and Restated Long-Term Incentive Award Agreement for Scott H. Rechler incorporated by reference herein.

*** Michael Maturo has been awarded certain rights to shares of Class A Common Stock of the Registrant, pursuant to Award Agreements dated November 14, 2002. This Agreement is identical in all material respects to the Agreement for Scott H. Rechler incorporated by reference herein, except that Michael Maturo received rights to 27,588 shares.

**** Each of Michael Maturo and Jason M. Barnett has been awarded certain rights to shares of Class A Common Stock of the Registrant pursuant to Award Agreements dated March 13, 2003. These Agreements are identical in all material respects to the Agreement for Scott H. Rechler incorporated by reference herein.


(b)    REPORTS ON FORM 8-K:

On October 1, 2003, the Registrant submitted a report on Form 8-K under Item 5 thereof in order to describe (i) the restructuring of the capital structure and management of RSVP and (ii) the shareholder litigation concerning the Registrant's proposed sale of its industrial building portfolio.

On October 22, 2003, the Registrant submitted a report on Form 8-K under Items 2 and 7 thereof in connection with the Registrant's disposition of its industrial building portfolio.

On November 5, 2003, the Registrant submitted a report on Form 8-K under Items 7 and 12 thereof in order to file a press release announcing its consolidated financial results for the quarter ended September 30, 2003.

On November 21, 2003, the Registrant submitted a report on Form 8-K under Items 2, 5 and 7 thereof in connection with (i) disposition of the Registrant's industrial building portfolio and (ii) the acquisition of 1185 Avenue of the Americas.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 2004.

                         RECKSON ASSOCIATES REALTY CORP.

                         By:     /s/ Scott H. Rechler
                             ------------------------
                                Scott H. Rechler,
                                Chief Executive Officer, President and Director

         KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Reckson Associates Realty Corp., hereby severally constitute and appoint Scott H. Rechler and Michael Maturo, and each of them singly, our true and lawful attorneys-in-fact with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Reckson Associates Realty Corp. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2004.


         Signature                                               Title
         ---------                                               -----

/s/ Donald J. Rechler                                        Chairman of the Board
---------------------------------
Donald J. Rechler


/s/ Scott H. Rechler                                         Chief Executive Officer, President and Director
---------------------------------
Scott H. Rechler


/s/ Michael Maturo                                           Executive Vice President, Treasurer and Chief Financial Officer
---------------------------------                            (Principal Financial Officer and Principal Accounting Officer)
Michael Maturo


/s/ Ronald Menaker                                           Director
---------------------------------
Ronald Menaker


/s/ Peter Quick                                              Director
---------------------------------
Peter Quick


/s/ John V.N. Klein                                          Director
---------------------------------
John V.N. Klein


                                                             Director
---------------------------------
Lewis S. Ranieri


/s/ Conrad D. Stephenson                                     Director
---------------------------------
Conrad D. Stephenson


/s/ Douglas Crocker III                                      Director
---------------------------------
Douglas Crocker III


/s/ Stanley Steinberg                                        Director
---------------------------------
Stanley Steinberg


/s/ Elizabeth McCaul                                         Director
---------------------------------
Elizabeth McCaul


                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Reckson Associates Realty Corp.

      We have audited the accompanying consolidated balance sheets of Reckson Associates Realty Corp. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. We have also audited the financial statement schedule listed in the index at item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reckson Associates Realty Corp. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                     ERNST & YOUNG LLP







New York, New York
February 17, 2004

                         RECKSON ASSOCIATES REALTY CORP.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                                       December 31,
                                                                                           --------------------------------------
                                                                                                 2003                 2002
                                                                                           -----------------    -----------------
ASSETS
Commercial real estate properties, at cost: (Notes 2, 3, 5 and 6)
     Land..................................................................................    $    386,501         $    386,747
     Buildings and improvements............................................................       2,251,455            2,199,896
Developments in progress:
     Land..................................................................................          90,706               92,924
     Development costs.....................................................................          68,127               28,311
Furniture, fixtures and equipment..........................................................          11,338               12,203
                                                                                           -----------------    -----------------
                                                                                                  2,808,127            2,720,081
       Less accumulated depreciation.......................................................        (469,642)            (382,022)
                                                                                           -----------------    -----------------
                                                                                                  2,338,485            2,338,059

Properties and related assets held for sale, net of accumulated depreciation (Note 6)......           6,920              196,954
Investments in real estate joint ventures..................................................           5,904                6,116
Investment in mortgage notes and notes receivable (Note 6).................................          54,986               54,547
Cash and cash equivalents..................................................................          22,887               30,827
Tenant receivables.........................................................................          12,034               12,529
Investments in service companies and affiliate loans and joint ventures  (Note 8)..........          71,614               73,332
Deferred rents receivable..................................................................         113,601               97,145
Prepaid expenses and other assets..........................................................          35,501               32,966
Contract and land deposits and pre-acquisition costs.......................................          20,203                  240
Deferred leasing and loan costs, less accumulated amortization of $56,108 and $41,502,
     respectively..........................................................................          64,860               65,205
                                                                                           -----------------    -----------------
                    Total Assets...........................................................    $  2,746,995         $  2,907,920
                                                                                           =================    =================
LIABILITIES
Mortgage notes payable (Note 2)............................................................    $    721,635         $    733,761
Mortgage notes payable and other liabilities associated with properties held for sale
     (Note 6)..............................................................................             333               10,722
Unsecured credit facility (Note 3).........................................................         169,000              267,000
Senior unsecured notes (Note 4)............................................................         499,445              499,305
Accrued expenses and other liabilities.....................................................          94,433               89,312
Dividends and distributions payable........................................................          28,290               31,575
                                                                                           -----------------    -----------------
                    Total Liabilities......................................................       1,513,136            1,631,675
                                                                                           -----------------    -----------------

Minority partners' interests in consolidated partnerships..................................         233,070              242,934
Preferred unit interest in the operating partnership.......................................          19,662               19,662
Limited partners' minority interest in the operating partnership ..........................          44,518               71,420
                                                                                           -----------------    -----------------
                                                                                                    297,250              334,016
                                                                                           -----------------    -----------------

Commitments and contingencies (Notes 10 and 13)............................................              --                   --

STOCKHOLDERS' EQUITY (Note 7)
Preferred Stock, $.01 par value, 25,000,000 shares authorized
     Series A preferred stock, 8,834,500 shares issued and outstanding.....................              88                   88
     Series B preferred stock, 2,000,000 shares issued and outstanding.....................              20                   20
Common Stock, $.01 par value, 100,000,000 shares authorized
     Class A common stock, 58,275,367 and 48,246,083 shares issued and outstanding,
        respectively.......................................................................             583                  482
     Class B common stock, 0 and 9,915,313 shares issued and outstanding, respectively.....              --                   99
Treasury Stock, 3,318,600 and 3,066,600 shares, respectively...............................         (68,492)             (63,954)
Retained earnings..........................................................................          35,757                   --
Additional paid in capital.................................................................         968,653            1,005,494
                                                                                           -----------------    -----------------
                    Total Stockholders' Equity.............................................         936,609              942,229
                                                                                           -----------------    -----------------
                    Total Liabilities and Stockholders' Equity.............................    $  2,746,995         $  2,907,920
                                                                                           =================    =================


                (see accompanying notes to financial statements)

                         RECKSON ASSOCIATES REALTY CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)

                                                                        For the year ended December 31,
                                                          ------------------------------------------------------------
                                                                2003                   2002                 2001
                                                          ------------------     -----------------     ---------------
REVENUES (Note 10):
Property operating revenues:
   Base Rents............................................    $      385,225         $     395,308        $    392,824
   Tenant escalations and reimbursements.................            60,556                55,441              54,739
                                                          ------------------     -----------------     ---------------
Total property operating revenues........................           445,781               450,749             447,563

Interest income on mortgage notes and notes receivable
   (including $3,865, $4,287 and $4,196, respectively
   from related parties).................................             6,568                 6,279               6,238
Investment and other income (including $0, $85 and
   $5,164, respectively from related parties)............            17,933                 1,041              14,018
                                                          ------------------     -----------------     ---------------

    Total revenues.......................................           470,282               458,069             467,819
                                                          ------------------     -----------------     ---------------

EXPENSES:
Property operating expenses..............................           180,411               163,031             155,977
Marketing, general and administrative....................            32,746                29,214              28,242
Interest.................................................            82,487                83,309              82,639
Restructure charges - net (Note 7).......................            11,580                    --                  --
Depreciation and amortization............................           109,239               102,444              92,178
                                                          ------------------     -----------------     ---------------

     Total expenses......................................           416,463               377,998             359,036
                                                          ------------------     -----------------     ---------------

Income before minority interests, preferred dividends
   and distributions, equity in earnings of real estate
   joint ventures and service companies, gain on sales
   of real estate, valuation reserves and discontinued
   operations............................................            53,819                80,071             108,783
Minority partners' interests in consolidated
   partnerships..........................................           (17,972)              (18,730)            (15,975)
Limited partners' minority interest in the operating
   partnership...........................................            (1,492)               (4,223)              7,456
Distributions to preferred unit holders..................            (1,093)               (1,288)             (2,111)
Equity in earnings of real estate joint ventures and
   service companies (including $0, $465 and $1,450,
   respectively from related parties)....................                30                 1,113               2,087
Gain on sales of real estate.............................                --                   537              20,173
Valuation reserves on investments in affiliate loans
   and joint ventures and other investments (Notes 8
   and 13)...............................................                --                    --            (166,101)
                                                          ------------------     -----------------     ---------------

Income (loss) before discontinued operations and
   dividends to preferred shareholders..... .............            33,292                57,480             (45,688)
Discontinued operations (net of limited partners'
   minority interest):
   Income from discontinued operations...................            14,458                14,621               9,687
   Gain on sales of real estate..........................           115,771                 4,267                  --
                                                          ------------------     -----------------     ---------------
Net Income (loss)........................................           163,521                76,368             (36,001)
Dividends to preferred shareholders......................           (21,267)              (21,835)            (21,866)
                                                          ------------------     -----------------     ---------------
Net income (loss) allocable to common shareholders.......    $      142,254         $      54,533       $     (57,867)
                                                          ==================     =================     ===============
Net income (loss) allocable to:
   Class A common shareholders...........................    $      124,966         $      41,604       $     (44,243)
   Class B common shareholders...........................            17,288                12,929             (13,624)
                                                          ------------------     -----------------     ---------------
Total....................................................    $      142,254         $      54,533       $     (57,867)
                                                          ==================     =================     ===============


                (see accompanying notes to financial statements)


Basic net income (loss) per weighted average common share:
   Class A common........................................    $          .18         $         .54        $      (1.36)
   Gain on sales of real estate..........................                --                   .01                 .29
   Discontinued operations...............................              2.37                   .29                 .15

                                                          -------------------    ------------------    ------------------
   Basic net income (loss) per Class A common............              2.55         $         .84        $       (.92)
                                                          ===================    ==================    ==================

   Class B common........................................    $          .39         $         .83        $      (1.97)
   Gain on sales of real estate..........................                --                   .01                 .42
   Discontinued operations...............................              1.55                   .44                 .23
                                                          -------------------    ------------------    ------------------
   Basic net income (loss) per Class B common............    $         1.94         $        1.28        $      (1.32)
                                                          ===================    ==================    ==================
Basic weighted average common shares outstanding:
   Class A common........................................        49,092,000            49,669,000          48,121,000
   Class B common........................................         8,910,000            10,122,000          10,284,000

Diluted net income (loss) per weighted average common share:
   Class A common........................................    $         2.54         $          83        $       (.92)
   Class B common........................................    $         1.90         $          90        $      (1.32)

Diluted weighted average common shares outstanding:
   Class A common........................................        49,262,000            49,968,000          48,121,000
   Class B common........................................         8,910,000            10,122,000          10,284,000


                (see accompanying notes to financial statements)

                                        RECKSON ASSOCIATES REALTY CORP.
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                (in thousands)

                                                                                                                          Limited
                                Preferred Stock       Common Stock                Additional                  Total       Partners'
                                ---------------       ------------      Treasury    Paid in     Retained   Stockholders'  Minority
                             Series A   Series B   Class A    Class B     Stock     Capital     Earnings      Equity      Interest
                            --------------------- --------------------  --------  ----------    ---------  -------------  --------
Stockholders'equity
  January 1, 2001.........  $     92    $    20   $    454    $    103  $      --  $ 1,111,990  $      --   $ 1,112,659  $  97,353
Issuance of OP Units              --         --         --          --         --           --         --            --     11,557
Redemption of OP Units            --         --          6          --         --       15,412         --        15,418    (15,577)
Net proceeds from long
  term compensation
  issuances...............        --         --          5          --         --        6,423         --         6,428         --
Issuance of Class A
  common stock............        --         --         35          --         --       77,777         --        77,812      7,188
Repurchases of Class A
  common stock............        --         --         --          --         --       (1,421)        --        (1,421)        --
Net loss..................        --         --         --          --         --           --    (57,867)      (57,867)    (6,030)
Dividends and
  distributions
  paid and payable........        --         --         --          --         --     (165,039)    57,867      (107,172)   (12,604)
                             --------   --------  ---------   --------- ---------- -----------  ----------   ----------   ---------
Stockholders' equity
  December 31, 2001.......        92         20        500         103         --    1,045,142         --     1,045,857     81,887
Issuance of OP Units......        --         --         --          --         --        5,274         --         5,274      6,135
Redemption of OP Units....        --         --          7          --         --        7,148         --         7,155     (7,173)
Net proceeds from long
  term compensation
  issuances...............        --         --         (2)         --         --        3,988         --         3,986         --
Issuance of Class A
common stock..............        --         --          4          --         --        7,065         --         7,069         --
Repurchases of Class A
  and Class B common
  stock...................        --         --        (27)         (4)   (63,954)          --         --       (63,985)    (2,738)
Repurchases of Series A
  preferred stock.........        (4)        --         --          --         --       (7,041)        --        (7,045)      (924)
Net income................        --         --         --          --         --           --     54,533        54,533      6,682
Dividends and
  distributions paid
  and payable............         --         --         --          --        --       (56,082)   (54,533)     (110,615)   (12,449)
                             --------   --------  ---------   --------- ---------- -----------  ----------   ----------   ---------
Stockholders' equity
  December 31, 2002......         88         20        482          99    (63,954)   1,005,494         --       942,229     71,420
Issuance of OP Units.....         --         --         --          --         --           --         --            --     11,180
Redemption of OP Units...         --         --                     --         --      (42,805)        --       (42,805)   (40,189)
Net proceeds from long
  term compensation
  issuances..............         --         --          2          --         --        3,939         --         3,941         --
Issuance of Class A
  common stock...........         --         --         --          --         --        2,025         --         2,025         --
Repurchases of Class A
  common stock...........         --         --         --          --     (4,538)          --         --        (4,538)        --
Class B common stock
  exchange...............         --         --         99         (99)        --           --         --            --         --
Net income...............         --         --         --          --         --           --    142,254       142,254     14,110
Dividends and
  distributions paid and
  payable................         --         --         --          --         --                (106,497)     (106,497)   (12,003)
                             --------   --------  ---------   --------- ---------- -----------  ----------   ----------   ----------
Stockholders' equity
  December 31, 2003......    $    88    $    20   $    583    $     --  $ (68,492) $   968,653  $  35,757    $  936,609  $  44,518
                             ========   ========  =========   ========= ========== ===========  ==========   ==========   ==========

                              (see accompanying notes to financial statements)

                         RECKSON ASSOCIATES REALTY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        For the year ended December 31,
                                                                                ---------------------------------------------
                                                                                        2003         2002         2001
                                                                                ---------------- ------------ ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)..............................................................     $  163,521    $  76,368    $ (36,001)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization (including discontinued operations)                116,633      112,341      102,931
      Write off of deferred loan costs, net of limited partners' minority
        interest...............................................................             --        2,335        2,595
      Minority partners' interests in consolidated partnerships................         17,972       18,730       15,975
      Limited partners' minority interest in the operating partnership.........         14,110        6,238       (5,727)
      Gain on sales of real estate, securities and mortgage repayment..........       (126,789)      (4,804)     (20,173)
      Valuation reserves on investments in affiliate loans and joint
        ventures and other investments.........................................             --           --      166,101
      Equity in earnings of real estate joint ventures and service companies...            (30)      (1,113)      (2,087)
Changes in operating assets and liabilities:
      Deferred rents receivable................................................         (6,444)     (26,277)     (38,186)
      Prepaid expenses and other assets........................................         (5,263)       4,870       (4,925)
      Tenant and affiliate receivables.........................................          1,919       (4,417)       1,878
      Accrued expenses and other liabilities...................................        (14,884)      11,878        3,607
                                                                                    ------------  -----------  -----------

Net cash provided by operating activities......................................        160,745      196,149      185,988
                                                                                    ------------  -----------  -----------
CASH FLOWS FROM INVESTMENT ACTIVITIES:

      Purchases of commercial real estate properties...........................        (40,500)          --           --
      Increase in contract and land deposits and pre-acquisition costs.........        (20,000)          --       (3,267)
      Increase in mortgage notes receivable....................................        (15,000)          --           --
      Additions to developments in progress....................................        (24,391)     (41,896)      (8,260)
      Additions to commercial real estate properties...........................        (43,341)     (48,052)    (152,074)
      Payment of deferred leasing costs........................................        (16,086)     (16,414)     (10,513)
      Distributions from investments in real estate joint ventures.............            243          276           82
      Acquisition of controlling interests in service companies................             --         (122)          --
      Additions to furniture, fixtures and equipment...........................           (196)      (2,414)        (635)
      Investments in affiliate joint ventures..................................             --           --      (25,056)
      Proceeds from redemption of preferred securities.........................             --        1,528       35,700
      Proceeds from sales of real estate, securities and mortgage note
        receivable repayments..................................................        268,757       22,022       76,503
                                                                                    ------------  -----------  -----------

Net cash provided by (used in) investing activities............................        109,486      (85,072)     (87,520)
                                                                                    ------------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from secured borrowings.........................................             --           --      325,000
      Principal payments on secured borrowings.................................        (12,300)     (11,065)    (302,894)
      Proceeds from issuance of senior unsecured notes, net of issuance
        costs..................................................................             --       49,432           --
      Payment of loan and equity issuance costs................................           (156)      (1,568)      (6,252)
      Investments in affiliate loans and service companies.....................             --           --      (12,388)
      Proceeds from unsecured credit facility..................................        132,000      158,000      153,000
      Principal payments on unsecured credit facility..........................       (230,000)    (162,600)     (98,000)
      Repurchases of common stock..............................................         (4,538)     (66,723)      (1,421)
      Repurchase of Series A preferred stock...................................             --       (7,969)          --
      Proceeds from issuance of common stock and exercise of
        options, net of issuance costs.........................................          1,028        6,310        2,813
      Contributions by minority partners in consolidated partnerships..........             --        1,343      101,832
      Distributions to minority partners in consolidated partnerships..........        (22,189)     (20,051)     (16,458)
      Distributions to limited partners in the operating partnership...........        (12,353)     (12,540)     (12,395)
      Distributions to preferred unit holders..................................         (1,093)      (1,320)      (2,231)
      Dividends to common shareholders.........................................       (107,303)    (111,525)    (103,118)
      Dividends to preferred shareholders......................................        (21,267)     (21,949)     (21,824)
                                                                                    ------------  -----------  -----------

Net cash (used in) provided by financing activities............................       (278,171)    (202,225)       5,664
                                                                                    ------------  -----------  -----------
Net decrease in cash and cash equivalents......................................         (7,940)     (91,148)     104,132
Cash and cash equivalents at beginning of period...............................         30,827      121,975       17,843
                                                                                    ------------  -----------  -----------

Cash and cash equivalents at end of period.....................................     $   22,887    $  30,827    $ 121,975
                                                                                    ============  ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for interest, including
        interest capitalized...................................................     $   97,644    $  98,083    $ 105,087
                                                                                    ============  ===========  ===========

                (see accompanying notes to financial statements)

                         RECKSON ASSOCIATES REALTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

1.    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

      Reckson Associates Realty Corp. (the "Company") is a self-administered and self managed real estate investment trust ("REIT") engaged in the ownership, management, operation, leasing and development of commercial real estate properties, principally office and to a lesser extent industrial buildings and also owns land for future development (collectively, the "Properties") located in the New York City tri-state area (the "Tri-State Area").

ORGANIZATION AND FORMATION OF THE COMPANY

      The Company was incorporated in Maryland in September 1994. In June 1995, the Company completed an Initial Public Offering (the "IPO") and commenced operations.

      The Company became the sole general partner of Reckson Operating Partnership, L.P. (the "Operating Partnership") by contributing substantially all of the net proceeds of the IPO, in exchange for an approximate 73% interest in the Operating Partnership. All Properties acquired by the Company are held by or through the Operating Partnership. In conjunction with the IPO, the Operating Partnership executed various option and purchase agreements whereby it issued common units of limited partnership interest in the Operating Partnership ("OP Units") to certain continuing investors and assumed certain indebtedness in exchange for (i) interests in certain property partnerships, (ii) fee simple and leasehold interests in properties and development land, (iii) certain other business assets and (iv) 100% of the non-voting preferred stock of the management and construction companies. The Company's ownership percentage in the Operating Partnership was approximately 94.2% and 89.5% at December 31, 2003 and 2002, respectively.

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003. The Operating Partnership's investments in majority owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners' interest. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest. Such investments are reflected in the accompanying financial statements on the equity method of accounting. The operating results of Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction Group New York, Inc. and Reckson Construction Group, Inc. (collectively, the "Service Companies"), in which the Operating Partnership owned a 97% non-controlling interest are reflected in the accompanying financial statements on the equity method of accounting through September 30, 2002. On October 1, 2002, the Operating Partnership acquired the remaining 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. As a result, the Operating Partnership commenced consolidating the operations of the Service Companies. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

                         RECKSON ASSOCIATES REALTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      Minority partners' interests in consolidated partnerships represent a 49% non-affiliated interest in RT Tri-State LLC, owner of an eight property suburban office portfolio, a 40% non-affiliated interest in Omni Partners, L.P., owner of a 579,000 square foot suburban office property and a 49% non-affiliated interest in Metropolitan 919 Third Avenue, LLC, owner of the property located at 919 Third Avenue, New York, NY. Limited partners' minority interest in the Operating Partnership was approximately 5.8% and 10.5% at December 31, 2003 and 2002, respectively.

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

      Depreciation is computed utilizing the straight-line method over the estimated useful lives of ten to thirty years for buildings and improvements and five to ten years for furniture, fixtures and equipment. Tenant improvements, which are included in buildings and improvements, are amortized on a straight-line basis over the term of the related leases. Depreciation expense, net of discontinued operations, for each of the three years ended December 31, 2003 amounted to $65.6 million, $67.0 million and $63.7 million, respectively.

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

         In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"). Statement No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. It also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions related to the disposal of a segment of a business. The Company adopted Statement No. 144 on January 1, 2002. The adoption of this statement did not have a material effect on the results of operations or the financial position of the Company. The adoption of Statement No. 144 does not have an impact on net income (loss) allocable to common shareholders. Statement No. 144 only impacts the presentation of the results of operations and gain on sales of depreciable real estate assets for those properties sold during the period within the consolidated statements of operations. In accordance with the provisions of Statement No. 144, the Company allocated approximately $7.6 million, $7.3 million and $12.7 million of its unsecured corporate interest expense to discontinued operations for the three annual periods ended December 31, 2003, respectively. Such allocation was based upon the Company's weighted average interest rate incurred under its unsecured credit facility which was applied to the portion of the proceeds received from its asset sales as if such asset sales occurred at the beginning of each reported period.

         On July 1, 2001 and January 1, 2002, the Company adopted FASB Statement No.141 "Business Combinations" and FASB Statement No. 142, "Goodwill and Other Intangibles", respectively. As part of the acquisition of real estate assets, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and building improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, and value of tenant relationships, based in each case on their fair values. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market / economic conditions that may affect the property. If the Company incorrectly estimates the values at acquisition or the undiscounted cash flows, initial allocation of purchase price and future impairment charges may be different.

                         RECKSON ASSOCIATES REALTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Cash Equivalents

      The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      Tenant's lease security deposits aggregating approximately $4.9 million and $5.6 million at December 31, 2003 and 2002, respectively, have been included in cash and cash equivalents on the accompanying balance sheets.

Deferred Costs

      Tenant leasing commissions and related costs incurred in connection with leasing tenant space are capitalized and amortized over the life of the related lease. In addition, loan costs incurred in obtaining financing are capitalized and amortized over the term of the related loan.

      Costs incurred in connection with equity offerings are charged to stockholders' equity when incurred.

Income Taxes

      Commencing with its taxable year ended December 31, 1995, the Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its stockholders. It is management's current intention to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the subsequent four taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through the Service Companies as taxable REIT subsidiaries are subject to federal, state and local income taxes. (See Note 14 for the Company's reconciliation of GAAP net income to taxable income, its reconciliation of cash distributions to the dividends paid deduction and its characterization of taxable distributions).

Revenue Recognition & Accounts Receivable

         Minimum rental revenue is recognized on a straight-line basis over the term of a lease. The excess of rents recognized over amounts contractually due are included in deferred rents receivable on the accompanying balance sheets. Contractually due but unpaid rents are included in tenant receivables on the accompanying balance sheets. Certain lease agreements provide for reimbursement of real estate taxes, insurance, common area maintenance costs and indexed rental increases, which are recorded on an accrual basis.

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

      The Company incurred approximately $4.7 million and $6.3 million of bad debt expense for the years ended December 31, 2003 and 2002, respectively, related to tenant receivables and deferred rents receivable which accordingly reduced total revenues and reported net income during the period.

                         RECKSON ASSOCIATES REALTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

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

Earnings Per Share

         In 1997, the FASB issued Statement No. 128, "Earnings per Share" ("Statement No. 128") which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The conversion of OP Units into Class A common stock would not have a significant effect on per share amounts as the OP Units share proportionately with the Class A common stock in the results of the Operating Partnership's operations.

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

                         RECKSON ASSOCIATES REALTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("Statement No. 148"). Statement No. 148 amends Statement No. 123 to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. Statement No. 148 also amends the disclosure provisions of Statement 123 and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements.

         The following table sets forth the Company's pro forma information for its Class A common stockholders for the years ended December 31 (in thousands except earnings per share data):

                                                                           2003            2002              2001
                                                                       -------------   --------------    -------------
Net income (loss) as reported......................................     $ 124,966          $  41,604       $  (44,243)
Add:  Stock option expense included in net income (loss)...........             5                 94               --
Less:  Stock option expense determined under fair value
           recognition method for all awards.......................          (253)              (495)            (476)
                                                                       -------------   --------------    -------------
Pro forma net income (loss)........................................     $ 124,718          $  41,203       $  (44,719)
                                                                       =============   ==============    =============

Net income (loss) per share as reported:
     Basic.........................................................     $   2.55           $    .84        $     (.92)
                                                                       =============   ==============    =============
     Diluted.......................................................     $   2.54           $    .83        $     (.92)
                                                                       =============   ==============    =============
Pro forma net income (loss) per share:
     Basic.........................................................     $   2.54           $    .83        $     (.93)
                                                                       =============   ==============    =============
     Diluted.......................................................     $   2.53           $    .82        $     (.93)
                                                                       =============   ==============    =============

The fair value for those options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three annual periods ended December 31:

                                                                          2003             2002              2001
                                                                      ------------    -------------     -------------
Risk free interest rate............................................        3.0%         3.0%              5.0%
Dividend yield ....................................................       7.36%        7.38%             7.52%
Volatility factor of the expected market price of the
     Company's Class A common stock................................        .193         .198              .202
Weighted average expected option life (in years)...................           5            5                 5

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Derivative Instruments

         FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which became effective January 1, 2001, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in accumulated other comprehensive income ("OCI") until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Extinguishment of Debt

         In April 2002, the FASB issued Statement No. 145, ("Statement No. 145"), which rescinded Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt". Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company adopted Statement No. 145 on January 1, 2003. As a result of the adoption of Statement No. 145, previously reported extraordinary losses resulting from the write-off of certain deferred loan costs related to debt refinancings reported in 2002 and 2001 have been reclassed to interest expense on the accompanying consolidated statements of operations. Such amounts, net of limited partners' minority interest, totaled approximately $2.3 million and $2.6 million, respectively. The adoption of Statement No. 145 does not have an impact on net income (loss) allocable to common shareholders. Statement No. 145 only impacts the presentation of the results of operations within the consolidated statements of operations.

Recent Accounting Pronouncements

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 significantly changes the current practice in the accounting for, and disclosure of, guarantees. Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment under the guarantee is remote. The disclosure requirements within FIN 45 are effective for financial statements for annual or interim periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the results of operations or the financial position of the Company.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which explains how to identify variable interest entities ("VIE") and how to assess whether to consolidate such entities. The initial determination of whether an entity qualifies as a VIE shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date of a triggering event, as defined. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. In December 2003 the FASB issued FIN 46R, deferring the effective date until the period ending March 31, 2004 for interests held by public companies in variable interest entities created before February 1, 2003 which were non-special purpose entities. Management has not yet determined whether any of its consolidated or unconsolidated subsidiaries represent VIEs pursuant to such interpretation. Such determination could result in a change in the Company's consolidation policy related to such entities.

      In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("Statement 150"). Statement 150 is effective for financial instruments entered into or modified after May 15, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The adoption of Statement 150 did not have a material effect the Company's financial position or results of operations.

Reclassifications

       Certain prior year amounts have been reclassified to conform to the current year presentation.

2.    MORTGAGE NOTES PAYABLE

      At December 31, 2003, there were 14 fixed rate mortgage notes payable with an aggregate outstanding principal amount of approximately $721.6 million. These mortgage notes are secured by properties with an aggregate carrying value at December 31, 2003 of approximately $1.5 billion and which are pledged as collateral against the mortgage notes payable. In addition, approximately $44.0 million of the $721.6 million is recourse to the Company. The mortgage notes bear interest at rates ranging from 6.45% to 9.25%, and mature between 2005 and 2027. The weighted average interest rates on the outstanding mortgage notes payable at December 31, 2003, 2002 and 2001 were approximately 7.2%, 7.3% and 7.3%, respectively. Certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and / or the Company.

       The following table sets forth the Company's mortgage notes payable at December 31, 2003, by scheduled maturity date (dollars in thousands):


                                                     Principal         Interest         Maturity         Amortization
Property                                            Outstanding          Rate             Date           Term (Years)
-----------------------------------------------    --------------     -----------    ---------------     --------------
395 North Service Road, Melville, NY                  $   19,301           6.45%      October, 2005      $34 per month
200 Summit Lake Drive, Valhalla, NY                       18,937           9.25%      January, 2006           25
1350 Avenue of the Americas, NY, NY                       73,779           6.52%         June, 2006           30
Landmark Square, Stamford, CT (a)                         44,029           8.02%      October, 2006           25
100 Summit Lake Drive, Valhalla, NY                       17,718           8.50%        April, 2007           15
333 Earle Ovington Blvd., Mitchel Field, NY (b)           52,869           7.72%       August, 2007           25
810 Seventh Avenue, NY, NY (e)                            81,314           7.73%       August, 2009           25
100 Wall Street, NY, NY (e)                               35,236           7.73%       August, 2009           25
6800 Jericho Turnpike, Syosset, NY                         7,229           8.07%       July 1, 2010           25
6900 Jericho Turnpike, Syosset, NY                        13,696           8.07%       July 1, 3010           25
580 White Plains Road, Tarrytown, NY                      12,476           7.86%    September, 2010           25
919 Third Avenue, NY, NY (c)                             244,047          6.867%       August, 2011           30
One Orlando Center, Orlando, FL (d)                       37,759           6.82%     November, 2027           28
120 West 45th Street, NY, NY (d)                          63,245           6.82%     November, 2027           28
                                                   --------------

Total / Weighted average                              $  721,635           7.24%
                                                   ==============

----------------------
    (a)  Encompasses six Class A office properties.
    (b) The Company has a 60% general partnership interest in this property and its proportionate share of the aggregate principal amount is a pproximately $31.7 million.
    (c) The Company has a 51% membership interest in this property and its proportionate share of the aggregate principal amount is approximately $124.5 million.
    (d) Subject to interest rate adjustment on November 1, 2004 to the greater of 8.82% per annum or the yield on non-callable U.S. Treasury obligations with a term of fifteen years plus 2% per annum.
         The Company has the ability to prepay the loan at that time. In addition, these properties are cross-collateralized.
    (e)  These properties are cross-collateralized.

      In addition, the Company has a 60% interest in an unconsolidated joint venture property. The Company's pro rata share of the mortgage debt at December 31, 2003 is approximately $7.9 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005 at which time the Company's share of the mortgage debt will be approximately $6.9 million.

                         RECKSON ASSOCIATES REALTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      Scheduled principal repayments to be made during the next five years and thereafter, for mortgage notes payable outstanding at December 31, 2003, are as follows (in thousands):

                                  Scheduled principal     Due at maturity           Total
                                  -------------------     ---------------           -----
           2004.............             $     12,853          $       --         $    12,853
           2005.............                   13,887              18,553              32,440
           2006.............                   13,478             129,920             143,398
           2007.............                   10,969              60,539              71,508
           2008.............                    9,989                  --               9,989
           Thereafter.......                  105,178             346,269             451,447
                                  --------------------    ----------------     ---------------
                                          $   166,354          $  555,281         $   721,635
                                  ====================    =================    ================

3     UNSECURED CREDIT FACILITY

      The Company currently has a three year $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp North America, Inc. and Wachovia Bank, National Association as co-documentation agents. The Credit Facility matures in December 2005, contains options for a one year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. At December 31, 2003, borrowings under the Credit Facility were priced off LIBOR plus 120 basis points and the Credit Facility carried a facility fee of 30 basis points per annum. On January 28, 2004, the Company received an investment grade rating on its senior unsecured debt from Fitch ratings of BBB-. This rating along with the Company's existing investment grade rating of BBB- from Standard & Poors, resulted in the pricing on outstanding borrowings to decrease to LIBOR plus 90 basis points and the facility fee to decrease to 20 basis points per annum. In the event of a change in the Operating Partnership's senior unsecured credit rating the interest rates and facility fee are subject to change. At December 31, 2003, the outstanding borrowings under the Credit Facility aggregated $169 million and carried a weighted average interest rate of 2.86% per annum.

      The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At December 31, 2003, the Company had availability under the Credit Facility to borrow approximately an additional $331 million subject to compliance with certain financial covenants.

      The Company capitalized interest incurred on borrowings to fund certain development projects in the amount of $8.0 million, $8.3 million and $10.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

                         RECKSON ASSOCIATES REALTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

4.    SENIOR UNSECURED NOTES

      As of December 31, 2003, the Operating Partnership had outstanding approximately $499.4 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures by scheduled maturity date (dollars in thousands):


                                        FACE                COUPON
          ISSUANCE                     AMOUNT                RATE                 TERM               MATURITY
------------------------------     ----------------   -------------------    ---------------    --------------------
March 26, 1999                        $100,000              7.40%               5 years         March 15, 2004
June 17, 2002                         $ 50,000              6.00%               5 years         June 15, 2007
August 27, 1997                       $150,000              7.20%               10 years        August 28, 2007
March 26, 1999                        $200,000              7.75%               10 years        March 15, 2009

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

      On January 22, 2004, the Operating Partnership issued $150 million of seven-year 5.15% (5.196% effective rate) senior unsecured notes. Prior to the issuance of these notes the Company entered into several anticipatory interest rate hedge instruments to protect itself against potentially rising interest rates. At the time the notes were issued the Company incurred a net cost of approximately $980,000 to settle these instruments. Such costs will be amortized over the term of the notes. Net proceeds of approximately $148 million received from this issuance were used to repay outstanding borrowings under the Credit Facility.

                         RECKSON ASSOCIATES REALTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

5.    LAND LEASES, AIR RIGHTS AND OPERATING LEASES

      The Company leases, pursuant to noncancellable operating leases, the land on which eleven of its buildings were constructed. The leases, certain of which contain renewal options at the direction of the Company, expire between 2006 and 2090. The leases either contain provisions for scheduled increases in the minimum rent at specified intervals or for adjustments to rent based upon the fair market value of the underlying land or other indexes at specified intervals. Minimum ground rent is recognized on a straight-line basis over the terms of the leases. The excess of amounts recognized over amounts contractually due was approximately $3.2 million and $3.3 million at December 31, 2003 and 2002, respectively. These amounts are included in accrued expenses and other liabilities on the accompanying balance sheets.

      In addition, the Company, through the acquisition of certain properties, is subject to an air rights lease agreement. This lease agreement has a term expiring 2048, including renewal options.

      Reckson Management Group, Inc. is subject to operating leases for certain of its management offices and warehouse storage space. These operating leases expire 2009.

      Future minimum lease commitments relating to the land leases, air rights lease agreements and operating leases during the next five years and thereafter are as follows (in thousands):



  Year ended December 31,                         Land Leases           Air Rights (1)         Operating Leases
  ----------------------------------------    --------------------     -----------------    -----------------------
  2004                                             $        2,993            $      333             $     785
  2005                                                      2,995                   333                   813
  2006                                                      2,961                   333                   842
  2007                                                      2,888                   333                   870
  2008                                                      2,888                   333                   370
  Thereafter                                               47,309                 3,680                    --
                                              --------------------     -----------------    -----------------------
                                                   $       62,034            $    5,345            $    3,680
                                              ====================     =================    =======================


(1) Excludes approximately $453,000 in aggregate payments due under a Long Island office property which was sold in January 2004.

      In addition, aggregate expense contractually due under the Company's land leases, air rights and operating leases for each of the three years ended December 31, 2003 amounted to $3.4 million, $3.5 million and $4.9 million.

                         RECKSON ASSOCIATES REALTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

6.         COMMERCIAL REAL ESTATE INVESTMENTS

      As of December 31, 2003, the Company owned and operated 77 office properties (inclusive of 10 office properties owned through joint ventures) comprising approximately 13.7 million square feet, 11 industrial properties comprising approximately 1.0 million square feet and one retail property comprising approximately 9,000 square feet located in the Tri-State Area.

         The Company also owns approximately 313 acres of land in 12 separate parcels of which the Company can develop approximately 3.0 million square feet of office space. The Company is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of December 31, 2003, the Company had invested approximately $116.8 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values. The Company has capitalized approximately $10.0 million for the year ended December 31, 2003 related to real estate taxes, interest and other carrying costs related to these development projects. In October 2003, the Company entered into contracts to sell two land parcels aggregating approximately 128 acres of its land holdings located in New Jersey. The contracts provided for aggregate sales prices ranging from $23 million to $43 million. The aggregate cost basis of these assets at December 31, 2003 was approximately $11.8 million. These sales are contingent upon obtaining zoning for residential use of the land and other customary approvals. The proceeds ultimately received from such sales will be based upon the number of residential units permitted by the rezoning. The closing is scheduled to occur upon the rezoning which is anticipated to occur within 9 to 33 months. During February 2004, a 3.9 acre land parcel located on Long Island was condemned by the Town of Oyster Bay. As consideration from the condemnation the Company anticipates to initially receive approximately $1.8 million. The Company's cost basis in this land parcel at December 31, 2003 was approximately $1.4 million. The Company is currently contesting this valuation and seeking payment of additional consideration from the Town of Oyster Bay but there can be no assurances that the Company will be successful in obtaining any such additional consideration.

           The Company holds a $17.0 million note receivable which bears interest at 12% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, N.Y. (the "Omni Note"). The Company currently owns a 60% majority partnership interest in Omni Partners, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. The Company holds a $15 million participating interest in a $30 million junior mezzanine note loan which is secured by a pledge of an indirect ownership interest of an entity which owns the ground leasehold estate under a 1.1 million square foot office complex located on Long Island, NY (the "Mezz Note"). The Mezz Note matures in September 2005, currently bears interest at 13.43%, and the borrower has the right to extend for three additional one-year periods. The Company also holds three other notes receivable aggregating $21.5 million which bear interest at rates ranging from 10.5% to 12% per annum. These notes are secured in part by a minority partner's preferred unit interest in the Operating Partnership, an interest in real property and a personal guarantee (the "Other Notes" and collectively with the Omni Note, the Mezz Note, the "Note Receivable Investments"). As of December 31, 2003, management has made subjective assessments as to the underlying security value on the Company's Note Receivable Investments. These assessments indicate an excess of market value over the carrying value related to the Company's Note Receivable Investments. Based on these assessments the Company's management believes there is no impairment to the carrying value related to the Company's Note Receivable Investments. The Company also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Company's initial New York City portfolio acquisition. This property is cross collateralized under a $101.0 million mortgage note payable along with one of the Company's New York City buildings. The Company has the right to prepay this note in November 2004, prior to its maturity.

                         RECKSON ASSOCIATES REALTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

6.    COMMERCIAL REAL ESTATE INVESTMENTS (CONTINUED)

      The Company also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV"), which it manages - the remaining 40% interest is owned by JAH Realties L.P. Jon Halpern, a director of HQ Global Workplaces, is a partner in JAH Realties, L.P. As of December 31, 2003, the 520JV had total assets of $19.8 million, a mortgage note payable of $12.0 million and other liabilities of $185,000. The Company's allocable share of the 520JV mortgage note payable is approximately $7.9 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. During the second quarter of 2003, HQ Global Workplaces, a tenant of the 520JV surrendered approximately one-third of its premises. As a result, the 520JV incurred a write-off of $633,000 relating to its deferred rents receivable. The operating agreement of the 520JV requires joint decisions from all members on all significant operating and capital decisions including sale of the property, refinancing of the property's mortgage debt, development and approval of leasing strategy and leasing of rentable space. As a result of the decision-making participation relative to the operations of the property, the Company accounts for the 520JV under the equity method of accounting. In accordance with the equity method of accounting the Company's proportionate share of the 520JV income was approximately $30,000, $648,000 and $478,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      During September 2000, the Company formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed nine Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV which was then distributed to the Company. In August 2003, the Company acquired TIAA's 49% interest in the property located at 275 Broadhollow Road, Melville, NY for approximately $12.4 million. As a result, the Tri-State JV owns eight Class A suburban office properties aggregating approximately 1.4 million square feet. The Company is responsible for managing the day-to-day operations and business affairs of the Tri-State JV and has substantial rights in making decisions affecting the properties such as leasing, marketing and financing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Company consolidates the Tri-State JV.

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

      During February 2003, the Company, through Reckson Construction Group, Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, New York and was retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction closed on March 11, 2003 and development of the aforementioned office building has commenced and is near completion. Net proceeds from the land sale of approximately $18.3 million were used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to
Section 1031 of the Code (a "Section 1031 Exchange"). A Section 1031 Exchange allows for the deferral of taxes related to the gain attributable to the sale of property if qualified replacement property is identified within 45 days and such qualified replacement property is then acquired within 180 days from the initial sale. As described below, the Company identified and acquired certain qualified replacement properties. In accordance with Statement No. 66, the Company has estimated its book gain on this land sale and build-to-suit transaction to be approximately $22.4 million, of which $18.8 million has been recognized during the year ended December 31, 2003 and is included in investment and other income on the Company's statement of operations. Approximately $3.6 million is estimated to be earned in 2004 as the development is completed.

                         RECKSON ASSOCIATES REALTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

6.    COMMERCIAL REAL ESTATE INVESTMENTS  (CONTINUED)

      On May 22, 2003, the Company, through Reckson Construction Group, Inc., acquired two industrial redevelopment properties in Hauppauge, Long Island encompassing approximately 100,000 square feet for total consideration of approximately $6.5 million. On August 27, 2003, the Company, through Reckson Construction Group, Inc., acquired the remaining 49% interest in the property located at 275 Broadhollow Road, Melville, NY, from the Company's joint venture partner, TIAA, , for approximately $12.4 million. These acquisitions were financed from the sales proceeds being held by the aforementioned qualified intermediary and the properties acquired were qualified replacement properties. As a result of these acquisitions, the Company successfully completed the exchange of real property pursuant to Section 1031 and thereby deferred the taxes related to the gain recognized on the sale proceeds received from the land sale to First Data Corp. Two of the qualified replacement properties were subsequently contracted for sale as part of the Company's Long Island industrial building portfolio sale. There can be no assurances that the Company will identify or acquire additional qualified replacement properties in which case the Company would incur the tax liability on the capital gain realized of approximately $1.5 million.

      On August 7, 2003, the Company acquired a ten story, 181,800 square foot Class A office property located in Stamford, Connecticut. This acquisition was financed, in part, through an advance under the Company's unsecured credit facility of $21.6 million and the issuance of 465,845 Class C OP Units valued at $24.00 per unit. In accordance with FASB Statement No. 141 "Business Combinations", the Company allocated and recorded a net deferred intangible lease asset of approximately $1.5 million, representing the net value of acquired above and below market leases, assumed lease origination costs and other value of in-place leases. The net value of the above and below market leases is amortized over the remaining terms of the respective leases to rental income and such amortization amounted to approximately $331,000 during the 2003 period of ownership. In addition, amortization expense on the value of lease origination costs was approximately $114,000 during the 2003 period of ownership. At acquisition, there were 16 in-place leases aggregating approximately 136,000 square feet with a weighted average remaining lease term of approximately 21 months.

      On September 5, 2003, the Company acquired the Mezz Note which is comprised of three tranches based upon priority: a $14 million A tranche, a $14 million B tranche and a $2 million C tranche. The Company acquired a 25% interest in the A tranche, a 75% interest in the B tranche and a 50% interest in the C tranche. Interest is payable on the tranches at 9.5%, 12.5% and 12.5%, respectively, over the greater of one month LIBOR or 1.63%. As a result, the minimum weighted average interest rate accruing to the Company is 13.43% per annum. In addition, as part of the Company's participation it received a 1% origination fee amounting to $150,000. Such fee is being recognized over a three year period.

      In November 2003, the Company disposed of all but three of its 95 property, 5.9 million square foot, Long Island industrial building portfolio to members of the Rechler family (the "Disposition") for approximately $315.5 million, comprised of $225.1 million in cash and debt assumption and 3,932,111 OP Units valued at approximately $90.4 million. Approximately $204 million of cash sales proceeds from the Disposition were used to repay borrowings under the Company's Credit Facility. Two of the remaining three properties, which are subject to transfer pursuant to Section 1031 of the Code, are anticipated to close during 2004. There can be no assurances that the Company will meet the requirements of Section 1031 by identifying and acquiring qualified replacement properties in the required time frame, in which case the Company would incur the tax liability on the capital gain realized of approximately $1.5 million. The disposition of the other property, which is subject to certain environmental issues, is conditioned upon the approval of the buyer's lender, which has not been obtained. As a result, the Company may not dispose of this property as a part of the Disposition. Management believes that if the Company were to continue to hold this property the cost to address the environmental issues would not have a material adverse effect on the Company, but there can be no assurance in this regard. The three remaining properties aggregate approximately $7.1 million of the $315.5 million sales price. In addition, four of the five remaining options granted to the Company at the time of the Company's IPO to purchase interests in properties owned by Rechler family members (including three properties in which the Rechler family members hold non-controlling interests and one industrial property) were terminated along with management contracts relating to three of such properties (see Note 8).

      On November 24 2003, the Company sold a 181,000 square foot office property located on Long Island for approximately $24.4 million. Net proceeds from the sale were used to pay outstanding borrowings under the Credit Facility.

      In January 2004, the Company sold a 104,000 square foot office property located on Long Island for approximately $18.5 million. Net proceeds from the sale were used to repay borrowings under the Company's unsecured Credit Facility.

      In January 2004, the Company acquired 1185 Avenue of the Americas, a 42-story, 1.1 million square foot Class A office tower, located between 46th and 47th Streets in New York City for $321 million. In connection with this acquisition, the Company assumed a $202 million mortgage and $48 million of mezzanine debt. The balance of the purchase price was paid through an advance under the Credit Facility. The floating rate mortgage and mezzanine debt both mature in August 2004 and presently have a weighted average interest rate of 4.95%. The property is also encumbered by a ground lease which has a remaining term of approximately 40 years with rent scheduled to be re-set at the end of 2005 and then remain constant for the balance of the term.

      In February 2004, the Company signed a contract to sell a 175,000 square foot office building located on Long Island for approximately $30 million of which the Company owns a 51% interest. Net proceeds from the sale are anticipated to be used to pay outstanding borrowings under the Credit Facility.

                         RECKSON ASSOCIATES REALTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

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

     The limited partners' minority interest in the Operating Partnership ("Limited Partner Equity"), which is reflected in the accompanying balance sheets, is reported at an amount equal to the limited partners' ownership percentage of the net equity of the Operating Partnership at the end of reporting period. The Limited Partner Equity is adjusted at the end of the period to reflect the ownership percentages at that time. The Limited Partner Equity was 5.8% and 10.5% at December 31, 2003 and 2002, respectively.

     The following table sets forth the Company's annual dividend rates and dividends paid on each class of its common and preferred stock for each of the years ended December 31:


                                                             2003               2002                 2001
                                                             ----               ----                 ----
Class A common stock:
      Dividend rate.........................             $  1.698          $    1.698           $    1.621
                                                      ==============    ================    =================
      Dividends paid (in thousands).........             $ 81,638          $   85,102           $   77,426
                                                      ==============    ================    =================

Class B common stock:
      Dividend rate.........................             $  2.588          $    2.593           $    2.498
                                                      ==============    ================    =================
      Dividends paid (in thousands).........             $ 25,665          $   26,423           $   25,692
                                                      ==============    ================    =================

Series A preferred stock:
      Dividend rate.........................             $  1.906          $    1.906           $    1.906
                                                      ==============    ================    =================
      Dividends paid (in thousands).........             $ 16,842          $   17,524           $   17,524
                                                      ==============    ================    =================

Series B preferred stock:
      Dividend rate.........................             $  2.213          $    2.213           $    2.171
                                                      ==============    ================    =================
      Dividends paid (in thousands).........             $  4,425          $    4,425           $    4,300
                                                      ==============    ================    =================


    On January 1, 2003, the Company had issued and outstanding 9,915,313 shares of Class B Exchangeable Common Stock, par value $.01 per share (the "Class B common stock"). The shares of Class B common stock were exchangeable at any time, at the option of the holder, into an equal number of shares of Class A common stock, subject to customary antidilution adjustments. The Company, at its option, could have redeemed any or all of the Class B common stock in exchange for an equal number of shares of the Company's Class A common stock at any time following November 23, 2003.

     On October 24, 2003, the Company gave notice to its Class B common stockholders that it would exercise its option to exchange all of its Class B common stock outstanding on November 25, 2003 for an equal number of shares of Class A common stock. The Board of Directors declared a final cash dividend on the Company's Class B common stock to holders of record on November 25, 2003 in the amount of

$.1758 per share, which was paid on January 12, 2004. The payment covered the period from November 1, 2003 through November 25, 2003 and was based on the previous quarterly Class B common stock dividend rate of $.6471 per share. In order to align the regular quarterly dividend payment schedule of the former holders of Class B common stock with the schedule of the holders of Class A common stock for periods subsequent to the exchange date for the Class B common stock, the Board of Directors also declared a cash dividend with regard to the Class A common stock to holders of record on October 14, 2003 in the amount of $.2585 per share, which was paid on January 12, 2004. This payment covered the period from October 1, 2003 through November 25, 2003 and was based on the current quarterly Class A common stock dividend rate of $.4246 per share. As a result, the Company has declared dividends through November 25, 2003 to all holders of Class A common stock and Class B common stock. The Board of Directors also declared the Class A common stock cash dividend for the portion of the fourth quarter subsequent to November 25, 2003. The holders of record of Class A common stock on January 2, 2004, giving effect to the exchange transaction, received a Class A common stock dividend in the amount of $.1661 per share, on January 12, 2004. This payment covered the period from November 26, 2003 through December 31, 2003 and was based on the current quarterly Class A common stock dividend rate of $.4246 per share.

   The Board of Directors of the Company authorized the purchase of up to five million shares of the Company's Class A common stock. Transactions conducted on the New York Stock Exchange will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. During the year ended December 31, 2003, under this buy-back program, the Company purchased 252,000 shares of Class A common stock at an average price of $18.01 per Class A share for an aggregate purchase price of approximately $4.5 million.

   The following table sets forth the Company's historical activity under its current common stock buy-back program (dollars in thousands except per share data):

                                         SHARES                     AVERAGE                  AGGREGATE
                                        PURCHASED               PRICE PER SHARE           PURCHASE PRICE
                                   --------------------      ----------------------     --------------------
     Current program:
          Class A common                2,950,400                   $ 21.30             $           62,830
          Class B Common                  368,200                   $ 22.90                          8,432
                                   --------------------                                 --------------------
                                        3,318,600                                       $           71,262
                                   ====================                                 ====================

      The Board of Directors of the Company formed a pricing committee to consider purchases of up to $75 million of the Company's outstanding preferred securities.

      On December 31, 2003, the Company had issued and outstanding 8,834,500 shares of 7.625% Series A Convertible Cumulative Preferred Stock (the "Series A preferred stock"). The Series A preferred stock is redeemable by the Company on or after April 13, 2003 at a price of approximately $25.95 per share with such price decreasing, at annual intervals, to $25.00 per share over a five year period. In addition, the Series A preferred stock, at the option of the holder, is convertible at any time into the Company's Class A common stock at a price of $28.51 per share. On October 14, 2002, the Company purchased and retired 357,500 shares of the Series A preferred stock at $22.29 per share for approximately $8.0 million. As a result of this purchase, annual preferred dividends decreased by approximately $682,000.

      As of December 31, 2003, the Company had issued and outstanding two million shares of 8.85% Series B Convertible Cumulative Preferred Stock (the "Series B preferred stock"). The Series B preferred stock was redeemable by the Company as follows: (i) on or after March 2, 2002 to and including June 2, 2003, at an amount which provides an annual rate of return in respect to such share of 15%, (ii) on or after June 3, 2003 to and including June 2, 2004, $25.50 per share and (iii) on or after June 3, 2004 and thereafter, $25.00 per share. The Series B preferred stock, at the option of the holder, was convertible at any time into the Company's Class A common stock at a price of $26.05 per share. In January 2004, the Company exercised its option to redeem the two million shares of outstanding Series B preferred stock for approximately 1,958,000 shares of its Class A common stock. As a result of this redemption, based on current common dividend rates, net dividends will decrease by approximately $1.1 million.

      On November 10, 2003, as partial consideration for the Company's sale of its Long Island industrial building portfolio, to the departing Rechler family members, the Company redeemed and retired approximately 3.9 million OP Units valued at approximately $90.4 million or $23.00 per share. In addition, during the year ended December 31, 2003, certain limited partners exchanged approximately 258,000 OP Units for an equal number of shares of the Company's Class A common stock.

    During the year ended December 31, 2002, certain limited partners exchanged approximately 11,303 preferred units of limited partnership interest in the Operating Partnership, with a liquidation preference value of approximately $11.3 million, for 451,934 OP Units at an average price of $24.66 per OP Unit. In addition, certain limited partners exchanged 666,468 OP Units for an equal number of shares of the Company's Class A common stock.

    On August 7, 2003, in conjunction with the Company's acquisition of a Class A office property located in Stamford, Connecticut (see Note 6), it issued 465,845 Class C OP Units to the sellers of the property. The Class C OP Units will receive an initial annual distribution of $1.87 per unit, which amount will increase or decrease pro-rata based upon changes in the dividend paid on the Company's Class A common stock.

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

      On November 10, 2003, in connection with the Company's sale of its Long Island industrial building portfolio and the settlement of the employment contracts of the departing Rechler family members, the Company incurred the following restructuring charges: (i) approximately $7.5 million related to outstanding stock loans under the Company's historical LTIP program were transferred to the purchaser and approximately $642,000 of loans related to life insurance contracts were extinguished, (ii) approximately $2.9 million paid to the departing Rechler family members in exchange for 127,689, or 100%, of their 2002 Rights and their 2003 Rights were forfeited in their entirety and (iii) with respect to two of the departing Rechler family members participating in the Company's March 2003 LTIP, each received 8,681 shares of the Company's Class A common stock related to the service component of their core award which was valued at $293,000 in the aggregate. In addition, if the Company attains its annual performance measure in March 2004, these individuals will also be entitled to each receive 26,041 shares of Class A common stock representing the balance of the annual core award as if they had remained in continuous employment with the Company. The remainder of their core awards, aggregating 208,334 shares of Class A common stock, was forfeited. The Company also incurred additional restructure charges of approximately $1.2 million related primarily to the release and severance of approximately 25 employees. Total restructure charges of approximately $12.5 million were mitigated by a $972,000 fee from the departing Rechler family members related to the termination of the Company's option to acquire certain property which was either owned by certain Rechler family members or in which the Rechler family members own a non-controlling interest (see Note 8).

   On May 29, 2003, the Board of Directors appointed Mr. Peter Quick as Lead Director and Chairman of the Nominating/Governance Committee. The
Nominating/Governance Committee as well as the Audit Committee and Compensation Committee are comprised solely of independent directors.

   In addition, in May 2003, the Company revised its policy with respect to compensation of its independent directors to provide that a substantial portion of the independent directors' compensation shall be in the form of Class A common stock of the Company. Such common stock may not be sold until such time as the director is no longer a member of the Company's Board.

                         RECKSON ASSOCIATES REALTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      The Company had historically structured long term incentive programs ("LTIP") using restricted stock and stock loans. In July 2002, as a result of certain provisions of the Sarbanes Oxley legislation, the Company discontinued the use of stock loans in its LTIP. In connection with LTIP grants made prior to the enactment of the Sarbanes Oxley legislation the Company made stock loans to certain executive and senior officers to purchase 1,372,393 shares of its Class A common stock at market prices ranging from $18.44 per share to $27.13 per share. The stock loans were set to bear interest at the mid-term Applicable Federal Rate and were secured by the shares purchased. Such stock loans (including accrued interest) were scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon vesting periods ranging from four to ten years based on continued service and in part on attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. As of December 31, 2003, and giving effect to the settlement of the employment contracts of certain executive officers, there remains 264,144 shares of common stock subject to the original stock loans which are anticipated to vest between 2004 and 2011. Approximately $3.1 million and $4.5 million of compensation expense was recorded for the years ended December 31, 2003 and 2002, respectively, related to these LTIP. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of operations.

      The outstanding stock loan balances due from executive and senior officers aggregated approximately $5.6 million and $17.0 million at December 31, 2003 and December 31, 2002, respectively, and have been included as a reduction of additional paid in capital on the accompanying consolidated balance sheets. Other outstanding loans to executive and senior officers at December 31, 2003 and December 31, 2002 amounted to approximately $2.9 million and $2.0 million, respectively primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

      In November 2002 and March 2003 an award of rights was granted to certain executive officers of the Company (the "2002 Rights" and "2003 Rights", respectively, and collectively, the "Rights"). Each Right represents the right to receive, upon vesting, one share of Class A common stock if shares are then available for grant under one of the Company's stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights will vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights will be earned as of March 13, 2005 and will vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the Rights. The 2002 Rights aggregate 190,524 shares of the Company's Class A common stock and the 2003 Rights aggregate 60,760 shares of Class A common stock. As of December 31, 2003, and giving effect to the settlement of the employment contracts of certain executive officers, there remains 47,126 shares of Class A common stock related to the 2002 Rights and 26,040 shares of Class A common stock related to the 2003 rights. During the year ended December 31, 2003, the Company recorded approximately $855,000 of compensation expense related to the Rights. Such amount has been included in marketing, general and administrative expenses on the accompanying consolidated statements of operations.

      In March 2003, the Company established a new LTIP for its executive and senior officers. The four-year plan has a core award which provides for annual stock based compensation based upon continued service and in part based on attaining certain annual performance measures. The plan also has a special outperformance award which provides for compensation to be earned at the end of a four year period if the Company attains certain four year cumulative performance measures. Amounts earned under the special outperformance award may be paid in cash or stock at the discretion of the Compensation Committee of the Board. Performance measures are based on total shareholder returns on a relative and absolute basis. On March 13, 2003, the Company made available 1,384,102 shares of its Class A common stock under its existing stock option plans in connection with the core award of this LTIP for twelve of its executive and senior officers. During May 2003, two of the Company's executive officers waived these awards under this LTIP in their entirety, which aggregated 277,778 shares or 20% of the core awards granted. In addition, the special outperformance awards of the LTIP were amended to increase the per share base price above which the four year cumulative return is measured from $18.00 to $22.40. As of December 31, 2003 and giving effect to the settlement of the employment contracts of certain executive officers, there remains 879,858 shares of Class A common stock reserved for future issuance under the core award of this LTIP. With respect to the core award of this LTIP, the Company recorded approximately $2.6 million of compensation expense for the year ended December 31, 2003. Such amount has been included in marketing, general and administrative expenses on the accompanying consolidated statements of operations. Further, no provision will be made for the special outperformance award of this LTIP until such time as achieving the requisite performance measures is determined to be probable.

                         RECKSON ASSOCIATES REALTY CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (continued)

      The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted earnings per weighted average common share and the computation of basic and diluted net income (loss) per weighted average share for the Company's Class A common stock as required by Statement No. 128 for the years ended December 31 (in thousands except for earnings per share data):

                                                                             2003               2002             2001
                                                                        ----------------   ---------------  ---------------
Numerator:
    Income (loss) before dividends to preferred
      shareholders, discontinued operations and income
      allocated to Class B shareholders..............................       $   33,292         $  57,480       $  (45,688)
    Dividends to preferred shareholders..............................          (21,267)          (21,835)         (21,866)

    Discontinued operations (net of share applicable to limited
      partners and Class B common shareholders)......................          116,379            14,422            7,319
    (Income) loss allocated to Class B common
      shareholders...................................................           (3,438)           (8,463)          15,992
                                                                        ----------------   ---------------  ---------------
Numerator for basic and diluted net income (loss) per Share..........       $  124,966         $  41,604       $  (44,243)
                                                                        ================   ===============  ===============
Denominator:
    Denominator for basic net income (loss) per share-
      weighted average Class A common shares.........................           49,092            49,669           48,121
    Effect of dilutive securities:
      Common stock equivalents.......................................              170               299               --
                                                                        ----------------   ---------------  ---------------
Denominator for diluted net income (loss) per Class A
      common  share-adjusted weighted average
      shares and assumed conversions.................................           49,262            49,968           48,121
                                                                        ================   ===============  ===============
Basic net income (loss) per Class A common share:
      Basic net income (loss)........................................       $      .18          $    .54       $    (1.36)
      Gain on sales of real estate...................................               --               .01              .29
      Discontinued operations........................................             2.37               .29              .15
                                                                        ----------------   ---------------  ---------------
      Basic net income (loss) per Class A common share...............       $     2.55          $    .84       $     (.92)
                                                                        ================   ===============  ===============
Diluted net income (loss) per Class A common share:
      Diluted net income (loss)......................................       $      .18          $    .53       $    (1.36)
      Gain on sales of real estate...................................               --               .01              .29
      Discontinued operations........................................             2.36               .29              .15
                                                                        ----------------   ---------------  ---------------
      Diluted net income (loss) per Class A common share.............       $     2.54          $    .83       $     (.92)
                                                                        ================   ===============  ===============

                         RECKSON ASSOCIATES REALTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted earnings per weighted average common share and the computation of basic and diluted net income (loss) per weighted average share for the Company's Class B common stock as required by Statement No. 128 for the years ended December 31 (in thousands except for earnings per share data):

                                                                           2003             2002              2001
                                                                        ------------    -------------     -------------
Numerator:
    Income (loss) before dividends to preferred shareholders,
      discontinued operations and income allocated to Class A
      common shareholders.............................................   $  33,292       $   57,480       $   (45,688)
    Dividends to preferred shareholders...............................     (21,267)         (21,835)          (21,866)
    Discontinued operations (net of share applicable to limited
      partners and Class A common shareholders).......................      13,851            4,465             2,367
    (Income) loss allocated to Class A common shareholders............      (8,588)         (27,181)           51,563
                                                                        ------------    -------------     -------------
Numerator for basic net income (loss) per share.......................      17,288           12,929           (13,624)
Add back:
    Net income allocated to Class A common shareholders                         --           41,604                --
    Limited partners' minority interest in the operating partnership            --            6,238                --
                                                                        ------------    -------------    -------------
Numerator for diluted net income (loss) per share                        $  17,288       $   60,771       $  (13,624)
                                                                        ============    =============    =============
Denominator:
    Denominator for basic net income (loss) per share- weighted
      average Class B common shares...................................       8,910           10,122            10,284
    Effect of dilutive securities:
      Weighted average Class A common shares outstanding..............          --           49,669                --
      Weighted average OP Units outstanding...........................          --            7,389                --
      Common stock equivalents........................................         170              299                --
                                                                        ------------    -------------    -------------
Denominator for diluted net income (loss) per Class B common share-
      adjusted weighted average shares and assumed conversions........       9,080           67,479            10,284
                                                                        ============    =============    =============
Basic net income (loss) per Class B common share:
    Basic net income (loss)...........................................   $      .39      $      .83       $     (1.97)
    Gain on sales of real estate......................................           --             .01               .42
    Discontinued operations...........................................         1.55             .44               .23
                                                                        ------------    -------------    -------------
    Basic net income (loss) per Class B common share..................   $     1.94      $     1.28       $     (1.32)
                                                                        ============    =============    =============
Diluted net income (loss) per Class B common share:
    Diluted net income (loss).........................................   $      .37      $      .83       $     (1.97)
    Gain on sales of real estate......................................           --              --               .42
    Discontinued operations...........................................         1.53             .07               .23
                                                                        ------------    -------------    -------------
    Diluted net income (loss) per Class B common share................   $     1.90      $      .90       $     (1.32)
                                                                        ============    =============    =============



      The Company's computation for purposes of calculating the diluted weighted average Class B common shares outstanding is based on the assumption that the Class B common stock is converted into the Company's Class A common stock.

                         RECKSON ASSOCIATES REALTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Employee Stock Option Plans and Related Disclosures

      The Company has five outstanding stock option plans (the "Plans") for the purpose of attracting and retaining executive officers, directors and other key employees.

      The following table sets forth the authorized shares of Class A common stock which have been reserved for issuance under the Plans, the options granted under the Plans and their corresponding exercise price range per share as of December 31, 2003:

                                                                                           Exercise price range
                                        Class A Common          Options granted            --------------------
                                        shares reserved             (1) (2)             from (1)           to (1)
                                        -------------------    -------------------     ------------      ------------
Amended and Restated 1995
     Stock Option Plan                           1,500,000              1,545,038          $ 12.04           $ 25.56
1996 Employee Stock Option Plan                    400,000                269,600          $ 19.67           $ 26.13
Amended and Restated 1997

     Stock Option Plan                           3,000,000              2,525,965          $ 22.67           $ 27.04
1998 Stock Option Plan                           3,000,000              2,280,501          $ 17.75           $ 25.67
Amended and Restated 2002
     Stock Option Plan                           1,500,000                     --               --                --
                                        -------------------    -------------------
      Total.........................             9,400,000              6,621,104
                                        ===================    ===================

-------------------

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

      During 2003 and 2002, employees exercised 58,809 and 389,283 options, respectively, resulting in proceeds to the Company of approximately $1.0 million and $5.9 million, respectively.

                         RECKSON ASSOCIATES REALTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      Prior to 2002, the Company applied APB No. 25 and related interpretations in accounting for its Plans and reported only pro forma information regarding net income and earnings per share determined as if the Company had accounted for its Plans under the fair value method as required by Statement No. 123 in the footnotes to its financial statements.

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

                         RECKSON ASSOCIATES REALTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      The following table summarizes the Company's stock option activity and related information:

                                                                                     Weighted-average
                                                                 Options              exercise price
                                                                 -------              --------------

      Outstanding - January 1, 2001..................               5,486,584           $    22.70
      Granted........................................                 177,500           $    22.61
      Exercised......................................                (182,596)          $    15.41
      Forfeited......................................                (118,133)          $    22.84
                                                             -----------------
      Outstanding - December 31, 2001................               5,363,355           $    23.16
      Granted........................................                  47,500           $    24.87
      Exercised......................................                (415,283)          $    15.20
      Forfeited......................................                 (82,002)          $    23.95
                                                             -----------------
      Outstanding - December 31, 2002................               4,913,570           $    24.17
      Granted........................................                      --                   --
      Exercised......................................                 (58,809)          $    17.57
      Forfeited......................................                 (90,917)          $    24.65
                                                             -----------------
      Outstanding - December 31, 2003................               4,763,844           $    24.26
                                                             =================

     .The following table sets forth the weighted average fair value of options granted for the years ended December 31, and the weighted average per share exercise price and vested options exercisable at December 31:



                                                                     2003                2002                2001
                                                               ----------------    ----------------    ---------------
Weighted average fair value of options granted....              $      1.37         $       1.43         $      1.94
Weighted average per share exercise price.........              $     23.82         $      22.85         $      22.70
Vested options exercisable........................                4,715,511            4,575,181            4,498,828

     .Exercise prices for options outstanding, under all Plans, as of December 31, 2003 ranged from $12.04 per share to $27.04 per share. The weighted average remaining contractual life of those options is approximately 4.77 years.

                         RECKSON ASSOCIATES REALTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

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

      On November 10, 2003, in connection with the Company's sale of its Long Island industrial building portfolio, four of the five remaining options (the "Remaining Option Properties") granted to the Company at the time of the IPO to purchase interests in properties owned by Rechler family members were terminated. In return the Company received an aggregate payment from the Rechler family members of $972,000. Rechler family members have also agreed to extend the term of the remaining option on the property located at 225 Broadhollow Road, Melville, NY (the Company's current headquarters) for five years and to release the Company from approximately 15,500 square feet under its lease at this property. In connection with the restructuring of the remaining option the Rechler family members paid the Company $1 million in return for the Company's agreement not to exercise the option during the next three years. As part of the agreement, the exercise price of the option payable by the Company was increased by $1 million.

As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Code. These services are currently provided by the Service Companies in which, as of September 30, 2002, the Operating Partnership owned a 97% non-controlling interest. An entity which is substantially owned by certain Rechler family members who are also executive officers of the Company owned a 3% controlling interest in the Service Companies. In order to minimize the potential for corporate conflicts of interests, which became possible as a result of changes to the Code that permit REITs to own 100% of taxable REIT subsidiaries, the independent directors of the Company approved the purchase by the Operating Partnership of the remaining 3% interests in the Service Companies. On October 1, 2002, the Operating Partnership acquired such 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. Such amount was less than the total amount of capital contributed by the Rechler family members. During the year ended December 31, 2003, Reckson Construction Group, Inc. billed approximately $775,000 of market rate services and Reckson Management Group, Inc. billed approximately $279,000 of market rate management fees to the Remaining Option Properties. In addition, for the year ended December 31, 2003, Reckson Construction Group, Inc. performed market rate services, aggregating approximately $207,000, for a property in which certain former executive officers of the Company maintain an equity interest.

Reckson Management Group, Inc. leases approximately 28,000 square feet of office and storage space at a Remaining Option Property located at 225 Broad Hollow Road, Melville, NY for its corporate offices at an annual base rent of approximately $785,000. The Company had also entered into a short term license agreement at the property for 6,000 square feet of temporary space which expired in January 2004. Reckson Management Group, Inc. also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $75,000.

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

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine"), and RSVP. RSVP is a real estate venture capital fund which invested primarily in real estate and real estate operating companies outside the Company's core office focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of December 31, 2003 approximately $109.1 million was funded under the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of December 31, 2003, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million.

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

In September 2003, RSVP completed the restructuring of its capital structure and management arrangements. In connection with the restructuring, RSVP redeemed the interest of the preferred equity holders of RSVP for an aggregate of approximately $137 million in cash including proceeds from the disposition of all of the privitization and medical offices assets and the transfer to the preferred equity holders of the assets that comprised RSVP's parking investment valued at approximately $28.5 million. RSVP also restructured its management arrangements whereby a management company formed by its former managing directors has been retained to manage RSVP pursuant to a management agreement and the employment contracts of the managing directors with RSVP have been terminated. The management agreement provides for an annual base management fee and disposition fees equal to 2% of the net proceeds received by RSVP on asset sales. (The base management fee and disposition fees are subject to a maximum over the term of the agreement of $7.5 million.) In addition, the managing directors retained a one-third residual interest in RSVP's assets which is subordinated to the distribution of an aggregate amount of $75 million to RSVP and/or the Company in respect of its joint ventures with RSVP. The management agreement has a three-year term, subject to early termination in the event of the disposition of all of the assets of RSVP.

In connection with the restructuring, RSVP and certain of its affiliates obtained a $60 million secured loan. In connection with this loan, the Operating Partnership agreed to indemnify the lender in respect of any environmental liabilities incurred with regard to RSVP's remaining assets in which the Operating Partnership has a joint venture interest (primarily certain student housing assets held by RSVP) and guaranteed the obligation of an affiliate of RSVP to the lender in an amount up to $6 million plus collection costs for any losses incurred by the lender as a result of certain acts of malfeasance on the part of RSVP and/or its affiliates. The loan is scheduled to mature in 2006 and is expected to be repaid from proceeds of asset sales by RSVP.

As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million, which was reassessed with no change by management as of December 31, 2003. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet.

Scott H. Rechler, who serves as President, Chief Executive Officer and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP.

9.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      In accordance with FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments", management has made the following disclosures of estimated fair value at December 31, 2003 as required by FASB Statement No. 107.

      Cash equivalents, accounts receivable, accounts payable and accrued expenses and variable rate debt are carried at amounts which reasonably approximate their fair values.

      The fair value of the Company's long-term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long-term debt, mortgage notes and notes receivable of similar risk and duration. At December 31, 2003, the estimated aggregate fair value of the Company's notes and mortgage notes receivable exceeded their carrying value by approximately $878,000 and the aggregate fair value of the Company's long term debt exceeded its carrying value by approximately $84.7 million.

      Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

10.   RENTAL INCOME

      The Company's properties are being leased to tenants under operating leases. The minimum rental amount due under certain leases are generally either subject to scheduled fixed increases or indexed escalations. In addition, the leases generally also require that the tenants reimburse the Company for increases in certain operating costs and real estate taxes above base year costs.

      Expected future minimum rents to be received over the next five years and thereafter from leases in effect at December 31, 2003 are as follows (in thousands):



               2004............................     $     365,498
               2005............................           333,839
               2006............................           299,722
               2007............................           268,567
               2008............................           240,758
               Thereafter......................         1,269,856
                                                  ----------------
                                                    $   2,778,240
                                                  ================

                         RECKSON ASSOCIATES REALTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

11.    SEGMENT DISCLOSURE

       The Company owns all of the interests in its real estate properties directly or indirectly through the Operating Partnership. The Company's portfolio consists of Class A office properties located within the New York City metropolitan area and Class A suburban office and industrial / R&D properties located and operated within the Tri-State Area (the "Core Portfolio"). The Company's portfolio also includes one office property located in Orlando, Florida. The Company has formed an Operating Committee that reports directly to the President and Chief Financial Officer who have been identified as the Chief Operating Decision Makers due to their final authority over resource allocation, decisions and performance assessment.

      The Company does not consider (i) interest incurred on its Credit Facility and Senior Unsecured Notes, (ii) the operating performance of the office property located in Orlando, Florida, (iii) the operating performance of those properties reflected as discontinued operations on the Company's consolidated statements of operations, (iv) the operating results of the Service Companies and (v) restructure charges as part of its Core Portfolio's property operating performance for purposes of its component disclosure set forth below.

      The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. In addition, amounts reflected have been adjusted to give effect to the Company's discontinued operations in accordance with Statement No. 144.

                         RECKSON ASSOCIATES REALTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      The following tables set forth the components of the Company's revenues and expenses and other related disclosures, as required by FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information", for the years ended December 31 (in thousands):

                                                                                 2003
                                                     --------------------------------------------------------------
                                                       Core Portfolio            Other         CONSOLIDATED TOTALS
                                                     --------------------  ------------------  --------------------
REVENUES:
Base rents, tenant escalations and
   reimbursements................................      $         438,684     $         7,097      $        445,781
Other income.....................................                  3,165              21,336                24,501
                                                     --------------------  ------------------  --------------------
    Total Revenues...............................                441,849              28,433               470,282
                                                     --------------------  ------------------  --------------------
EXPENSES:
Property expenses................................                176,748               3,663               180,411
Marketing, general and administrative............                 16,078              16,668                32,746
Interest.........................................                 51,098              31,389                82,487
Restructure charges - net........................                     --              11,580                11,580
Depreciation and amortization....................                102,867               6,372               109,239
                                                     --------------------  ------------------  --------------------
    Total Expenses...............................                346,791              69,672               416,463
                                                     --------------------  ------------------  --------------------
Income (loss) before minority interests,
   preferred dividends
   and distributions, equity in earnings of
   real estate joint ventures and service
   companies, gain on sales of real estate and
   discontinued operations.......................     $           95,058     $       (41,239)     $         53,819
                                                     ====================  ==================  ====================

Total assets.....................................    $         2,494,769   $         252,226   $         2,746,995
                                                     ====================  ==================  ====================

                                                                                 2002
                                                     --------------------------------------------------------------
                                                       Core Portfolio            Other         CONSOLIDATED TOTALS
                                                     --------------------  ------------------  --------------------
REVENUES:
Base rents, tenant escalations and
   reimbursements................................     $          442,485     $         8,264      $        450,749
Other income.....................................                    380               6,940                 7,320
                                                     --------------------  ------------------  --------------------
    Total Revenues...............................                442,865              15,204               458,069
                                                     --------------------  ------------------  --------------------
EXPENSES:
Property expenses................................                158,713               4,318               163,031
Marketing, general and administrative............                 16,322              12,892                29,214
Interest.........................................                 44,028              39,281                83,309
Depreciation and amortization....................                 94,167               8,277               102,444
                                                     --------------------  ------------------  --------------------
    Total Expenses...............................                313,230              64,768               377,998
                                                     --------------------  ------------------  --------------------
Income (loss) before minority interests,
   preferred dividends and distributions,
   equity in earnings of real estate joint
   ventures and service companies, gain on
   sales of real estate and discontinued
   operations....................................     $          129,635     $       (49,564)     $         80,071
                                                     ====================  ==================  ====================

Total assets.....................................     $        2,488,863     $       419,057      $      2,907,920
                                                     ====================  ==================  ====================

                         RECKSON ASSOCIATES REALTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                                                                                 2001
                                                     --------------------------------------------------------------
                                                       Core Portfolio            Other         CONSOLIDATED TOTALS
                                                     --------------------  ------------------  --------------------
REVENUES:
Base rents, tenant escalations and reimbursements...    $        438,307     $         9,256     $         447,563
Other income........................................               4,133              16,123                20,256
                                                     --------------------  ------------------  --------------------
   Total Revenues...................................             442,440              25,379               467,819
                                                     --------------------  ------------------  --------------------
EXPENSES:
Property expenses...................................             153,043               2,934               155,977
Marketing, general and administrative...............              18,155              10,087                28,242
Interest............................................              38,047              44,592                82,639
Depreciation and amortization.......................              84,550               7,628                92,178
                                                     --------------------  ------------------  --------------------
   Total Expenses...................................             293,795              65,241               359,036
                                                     --------------------  ------------------  --------------------
Income (loss) before minority interests, preferred
   dividends and distributions, valuation reserves,
   equity in earnings of real estate joint ventures
   and service companies, gain on sales of real
   estate and discontinued operations...............    $        148,645     $       (39,862)    $         108,783
                                                     ====================  ==================  ====================

Total assets........................................    $      2,569,774     $       424,444     $       2,994,218
                                                     ====================  ==================  ====================

                         RECKSON ASSOCIATES REALTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

12.    NON-CASH INVESTING AND FINANCING ACTIVITIES

       Additional supplemental disclosures of non-cash investing and financing activities are as follows:

      On August 7, 2003, the Company issued 465,845 Class C OP Units valued at $24.00 per unit in connection with its acquisition of a Class A office property located in Stamford, Connecticut.

      On October 24, 2003, the Company gave notice to its Class B common stockholders that it would exercise its option to exchange 100% of its Class B common stock outstanding (9,915,313 shares) on November 25, 2003 for an equal number of shares of its Class A common stock. Such exchange occurred on November 25, 2003.

      On November 10, 2003, as partial consideration for the Company's sale of its Long Island industrial building portfolio, to the departing
Rechler family members, the Company redeemed and retired approximately 3.9 million OP Units valued at approximately $90.4 million or $23.00 per share. In addition, as further consideration, the Company assigned approximately $6.0 million of mortgage indebtedness to the purchaser.

      During the year ended December 31, 2003, certain limited partners exchanged approximately 258,000 OP Units for an equal number of shares of the Company's Class A common stock.

      During the year ended December 31, 2002, certain limited partners exchanged approximately 11,303 preferred units of limited partnership interest in the Operating Partnership, with a liquidation preference value of approximately $11.3 million, for 451,934 OP Units at an average price of $24.66 per OP Unit. In addition, certain limited partners exchanged 666,468 OP Units for an equal number of shares of the Company's Class A common stock.

13.   COMMITMENTS AND CONTINGENCIES

      The Company has entered into amended and restated employment and noncompetition agreements with three executive officers. The agreements are for five years and expire on August 15, 2005. The Company has also entered into employment agreements with two additional officers prior to their appointments as executive officers. These agreements expire in July 2004 and December of 2006, respectively.

      The Company had outstanding undrawn letters of credit against its Credit Facility of approximately $1.0 million at December 31, 2003 and 2002.

      The Company, through its Service Companies, sponsors a defined contribution savings plan pursuant to Section 401(k) of the Code. Under such plan, there are no prior service costs. Employees are generally eligible to participate in the plan after three months of service. Employer contributions are based on a discretionary amount determined by the Company's management. As of December 31, 2003, the Company has not made any contributions to the plan. Commencing with the calendar year beginning January 1, 2004, the Company has elected to match 50% to eligible participants deferral contribution up to 3% of their annual compensation, as defined, up to an aggregate of $1,000 per employee per year.

      A number of shareholder derivative actions have been commenced purportedly on behalf of the Company against the Board of Directors relating to the Disposition. The complaints allege, among other things, that the process by which the directors agreed to the transaction was not sufficiently independent of the Rechler family and did not involve a "market check" or third party auction process and, as a result, was not for adequate consideration. The plaintiffs seek similar relief, including a declaration that the directors violated their fiduciary duties and damages. The Company's management believes that the complaints are without merit.

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

WorldCom/MCI and its affiliates ("WorldCom"), a telecommunications company, which leased approximately 527,000 square feet in thirteen of the Company's properties located throughout the Tri-State Area voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on July 21, 2002. The Bankruptcy Court granted WorldCom's petition to reject four of its leases with the Company. The four rejected leases aggregated approximately 282,000 square feet and were to provide for contractual base rents of approximately $7.2 million for the 2003 calendar year. The Company has agreed to restructure five of the remaining leases. Pursuant to WorldCom's Plan of Reorganization which has been confirmed by the Bankruptcy Court, WorldCom must assume or reject the remaining leases prior to the effective date of the Plan. The effective date of the Plan is estimated to occur during the first quarter of 2004. All of WorldCom's leases are current on base rental charges through March 31, 2004, other than under the four rejected leases, and the Company currently holds approximately $195,000 in security deposits relating to the non-rejected leases. There can be no assurance as to whether WorldCom will affirm or reject any or all of its remaining leases with the Company.

As of December 31, 2003, WorldCom occupied approximately 245,000 square feet of office space with aggregate annual base rental revenues of approximately $4.1 million, or 1.1% of the Company's total 2003 annualized rental revenue based on base rental revenue earned on a consolidated basis.

                         RECKSON ASSOCIATES REALTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

14.   INCOME TAXES

      The following table sets forth the Company's reconciliation of GAAP net income to taxable income for the years ended December 31 (in thousands and unaudited):

                                                          2003 (estimated)             2002                2001
                                                        --------------------     ----------------    ----------------
GAAP net income (loss) .............................         $      163,521          $    76,368     $       (36,001)
Minority interests and distributions to preferred
   unit holders.....................................                 20,557               24,241              10,630
Add: GAAP depreciation and amortization.............                116,636              112,341             102,108

  Less: Tax depreciation and amortization...........                (76,309)             (76,001)            (73,330)
GAAP / tax difference on gains / losses from capital
   transactions.....................................               (111,257)               5,024              (5,828)
Straight-line rental income adjustment..............                (16,743)             (26,567)            (41,489)
GAAP / tax difference on reserve charge-off.........                     --              (85,000)             97,056
Other GAAP / tax differences, net...................                    596                3,126              12,636
                                                        --------------------     ----------------    ----------------
Taxable income before minority interests............                 97,001               33,532              65,782
Minority interests..................................                (25,359)             (20,786)            (20,451)
                                                        --------------------     ----------------    ----------------
Taxable income to REIT..............................                 71,642          $    12,746     $        45,331
                                                        ====================     ================    ================

     The following table sets forth the Company's reconciliation of cash distributions to the dividends paid deduction for the years ended December 31 (in thousands):


                                                          2003 (estimated)             2002                2001
                                                        --------------------    -----------------    ----------------
Total cash distributions............................        $      129,675         $    134,976     $       124,942
  Less: Cash distributions on restricted shares                     (1,105)              (1,476)             (1,560)
Return of capital...................................               (56,687)            (123,450)            (74,691)
                                                        --------------------    -----------------
Cash dividends paid.................................                71,883               10,050              48,691
  Less:  dividends designated to prior year.........                    --                   --                  --
  Add:  dividends designated from following year....                    --                   --                  --
                                                        --------------------    -----------------    ----------------
Dividends paid deduction............................                71,883         $     10,050     $        48,691
                                                        ====================    =================    ================

      The following tables set forth the characterization of the Company's taxable distributions per share on its Class A common stock and Class B common stock for the years ended December 31:

Class A common stock                             2003 (estimated)                  2002                         2001
-------------------------------------        ------------------------    ------------------------     ---------------------

Ordinary income.......................       $  .640         37.7%        $   --            --        $  .349        21.5%
Return of capital.....................          .897         52.8%         1.698        100.0%          1.192        73.5%
Long-term rate capital gains..........          .105          6.2%            --            --           .019         1.2%
Unrecaptured Section 1250 gain........          .056          3.3%            --            --           .061         3.8%
Totals................................       $ 1.698        100.0%       $ 1.698        100.0%        $ 1.621       100.0%
                                          ==========    ==========    ==========    ==========     ==========    =========

Class B common stock                             2003 (estimated)                  2002                         2001
-------------------------------------        ------------------------    ------------------------     ---------------------
Ordinary income.......................       $  .976         37.7%       $    --            --        $  .537        21.5%
Return of capital.....................         1.367         52.8%         2.593        100.0%          1.838        73.5%
Long-term rate capital gains..........          .160          6.2%            --            --           .029         1.2%
Unrecaptured Section 1250 gain........          .085          3.3%            --            --           .094         3.8%
Totals................................       $ 2.588        100.0%       $ 2.593        100.0%        $ 2.498       100.0%
                                          ==========    ==========    ==========    ==========     ==========    =========

                         RECKSON ASSOCIATES REALTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

15. QUARTERLY FINANCIAL DATA (Unaudited)

      The following summary represents the Company's results of operations for each fiscal quarter during 2003 and 2002 (in thousands, except share amounts):

                                                                                            2003
                                                         --------------------------------------------------------------------------
                                                          First Quarter      Second Quarter       Third Quarter      Fourth Quarter
                                                         ---------------   ------------------  ------------------- ----------------
Total revenues as previously reported...............      $   130,760        $     127,412        $     118,105      $    118,679
Revenues from discontinued operations............... (a)      (12,440)             (12,234)                  --                --
                                                         -----------------   ------------------  -----------------  -------------

Total revenues...................................... (b)  $   118,320        $     115,178        $     118,105           118,679
                                                         =================   ==================  =================  =============
Income before preferred dividends and distributions,
     minority interests, equity (loss) in earnings
     of real estate joint ventures and service
     companies, gain on sales of real estate and
     discontinued operations........................      $    16,795        $      15,101        $      16,149        $     5,774
Preferred dividends and distributions...............           (5,590)              (5,591)              (5,589)            (5,590)
Minority interests..................................           (5,373)              (4,843)              (5,057)            (4,191)
Equity (loss) in earnings of real estate joint
     ventures and service companies.................              106                 (270)                 134                 60
Discontinued operations (net of limited partners'
     minority interest).............................            2,725                3,188                4,372            119,944
                                                         -----------------   ------------------  -------------------  -------------
Net income allocable to common shareholders.........      $     8,663        $       7,585        $      10,009       $    115,997
                                                         =================   ==================  ===================  =============
Net income allocable to:
     Class A common shareholders....................      $     6,595         $      5,769        $       7,613       $    104,989
     Class B common shareholders....................            2,068                1,816                2,396             11,008
                                                         -----------------   ------------------  -------------------  -------------
Total...............................................      $     8,663         $      7,585        $      10,009       $    115,997
                                                         =================   ==================  ===================  =============
Basic net income per weighted average common share:
    Class A common..................................      $       .10         $        .07        $         .09       $       (.07)
    Discontinued operations.........................              .04                  .05                  .07               2.08
                                                         -----------------   ------------------  -------------------  -------------
    Basic net income per weighted average Class A
       common.......................................      $       .14         $        .12        $         .16       $       2.01
                                                         =================   ==================  ===================  =============
    Class B common..................................      $       .14         $        .11        $         .13       $       (.06)
    Discontinued operations.........................              .07                  .07                  .11               1.92
                                                         -----------------   ------------------  -------------------  -------------
    Basic net income per weighted average Class B
       common.......................................      $       .21         $        .18        $         .24       $       1.86
                                                         =================   ==================  ===================  =============
Basic weighted average common shares outstanding:
    Class A common..................................       48,200,946           48,000,995           48,009,138         52,124,705
    Class B common..................................        9,915,313            9,915,313            9,915,313          5,927,633
Diluted net income per weighted average common share:
    Class A common..................................      $       .14         $        .12        $         .16        $      2.00
    Class B common..................................      $       .15         $        .13        $         .17        $      1.77

Diluted weighted average common shares outstanding:
    Class A common..................................       48,320,129           48,188,172           48,179,428         52,400,068
    Class B common..................................        9,915,313            9.915,313            9,915,313          5,927,633

--------------------------------------------------
   (a) excludes revenues from discontinued operations which were previously excluded from total revenues as previously reported
   (b) amounts have been adjusted to give effect to the Company's discontinued operations in accordance with Statement No. 144.

                         RECKSON ASSOCIATES REALTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

15. QUARTERLY FINANCIAL DATA (Unaudited) (continued)

                                                                                            2002
                                                         --------------------------------------------------------------------------
                                                         First Quarter     Second Quarter       Third Quarter       Fourth Quarter
                                                         -------------   ------------------  -------------------  -----------------
Total revenues as previously reported...............     $    125,467        $     125,635        $     128,782       $    128,842
Revenues from discontinued operations............... (a)      (12,361)             (12,920)             (11,815)           (12,426)
Gain on sales of real estate and equity in earnings
    of real  estate joint ventures and service
    companies.......................................             (872)                (159)                (104)                --
                                                         -----------------   ------------------  -------------------  -------------

Total revenues...................................... (b) $    112,234        $     112,556        $     116,863       $    116,416
                                                         =================   ==================  ===================  =============
Income before preferred dividends and distributions,
    minority interests, equity in earnings of real
    estate joint ventures and service  companies,
    gain on sales of real estate and discontinued
    operations......................................     $     24,210        $      21,403        $      19,000       $     15,458
Preferred dividends and distributions...............           (5,948)              (5,767)              (5,760)            (5,648)
Minority interests..................................           (6,628)              (5,988)              (5,292)            (5,045)
Equity in earnings of real estate joint ventures
    and service companies...........................              335                  159                  104                515
Gain on sales of real estate........................              537                   --                   --                 --
Discontinued  operations  (net of limited  partners'
    minority interest)..............................            3,476                3,998                8,082              3,332

                                                       -----------------  -------------------  -------------------  ---------------

Net income allocable to common shareholders.........     $     15,982        $      13,805        $      16,134       $      8,612
                                                       =================  ===================  ===================  ===============
Net income allocable to:
    Class A common shareholders.....................     $     12,159        $      10,548        $      12,334       $      6,563
    Class B common shareholders.....................            3,823                3,257                3,800              2,049
                                                       -----------------  -------------------  -------------------  ---------------

Total...............................................     $     15,982        $      13,805        $      16,134       $      8,612
                                                       =================  ===================  ===================  ===============
Basic net income per weighted average common share:
    Class A common..................................     $        .18                  .15        $         .13       $        .09
    Gain on sales of real estate....................              .01                   --                   --                 --
    Discontinued operations.........................              .05                  .06                  .12                .05
                                                       -----------------  -------------------  -------------------  ---------------
    Basic net income per weighted average Class A
       common.......................................     $        .24        $         .21        $         .25       $        .14
                                                       =================  ===================  ===================  ===============

    Class B common..................................     $        .28        $         .23        $         .19       $        .13
    Gain on sales of real estate....................              .01                   --                   --                 --
    Discontinued operations.........................              .08                  .09                  .19                .08
                                                       -----------------  -------------------  -------------------  ---------------
    Basic net income per weighted average Class B
       common.......................................     $        .37        $         .32        $         .38       $        .21
                                                       =================  ===================  ===================  ===============
Basic weighted average common shares outstanding:
    Class A common..................................       50,013,140           50,775,300           49,525,372         48,383,554
    Class B common..................................       10,283,513           10,283,513           10,010,423          9,915,313

Diluted net income per weighted average common share:
    Class A common..................................     $        .24        $         .21        $         .25       $        .14
    Class B common..................................     $        .26        $         .22        $         .26       $        .15

Diluted weighted average common shares outstanding:
    Class A common..................................       50,350,189           51,164,788           49,825,400         48,551,222
    Class B common..................................       10,283,513           10,283,513           10,010,423          9,915,313

----------------------------
(a) excludes revenues from discontinued operations which were previously excluded from total revenues as previously reported.
(b) amounts have been adjusted to give effect to the Company's discontinued operations in accordance with Statement No. 144.

                         RECKSON ASSOCIATES REALTY CORP.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2003
                                 (IN THOUSANDS)


COLUMN A                                  COLUMN B            COLUMN C                   COLUMN D
--------                                  --------            --------                   --------
                                                                                     COST CAPITALIZED,
                                                            INITIAL COST         SUBSEQUENT TO ACQUISITION
                                                    ----------------------------  ------------------------
                                                                   BUILDINGS AND             BUILDINGS AND
               DESCRIPTION               ENCUMBRANCE     LAND      IMPROVEMENTS      LAND    IMPROVEMENTS
               -----------               -----------     ----      -------------     ----    -------------
1170 Northern Blvd.,
     N. Great Neck, New York ...........         --        30               99        --             347
50 Charles Lindbergh Blvd.,
     Mitchel Field, New York ...........         --           (A)       12,089        --           6,351
200 Broadhollow Road
     Melville, New York ................         --       338            3,354        --           3,583
48 South Service Road
     Melville, New York ................         --     1,652           10,245        --           5,848
395 North Service Road
     Melville, New York ................     19,301           (A)       15,551        --           7,480
6800 Jericho Turnpike
     Syosset, New York .................     13,696       582            6,566        --          10,456
6900 Jericho Turnpike
     Syosset, New York .................      7,228       385            4,228        --           4,243
300 Motor Parkway
     Hauppauge, New York ...............         --       276            1,136        --           1,838
88 Duryea Road
     Melville, New York ................         --       200            1,565        --             846
333 Earl Ovington Blvd., (Omni)
     Mitchel Field, New York ...........     52,869           (A)       67,221        --          23,436
40 Cragwood Road
     South Plainfield, New Jersey ......         --       725            7,131        --           6,483
333 East Shore Road
     Great Neck, New York ..............         --           (A)          564        --             606
310 East Shore Road
     Great Neck, New York ..............         --       485            2,009        --           2,607
35 Pinelawn Road
     Melville, New York ................         --       999            7,073        --           3,219
520 Broadhollow Road
     Melville, New York ................         --       457            5,572        (1)          2,888
1660 Walt Whitman Road
     Melville, New York ................         --       370            5,072        --           1,393
48 Harbor Park Drive
     Port Washington, New York .........         --     1,304            2,247        --             570
60 Charles Lindbergh
     Mitchel Field, New York ...........         --           (A)       20,800        --           2,107
505 White Plains Road
     Tarrytown, New York ...............         --       210            1,332        --             417
555 White Plains Road
     Tarrytown, New York ...............         --       712            4,133        51           4,775
560 White Plains Road
     Tarrytown, New York ...............         --     1,521            8,756        (1)          5,213
580 White Plains Road
     Tarrytown, New York ...............     12,476     2,414           14,595        --           3,714
660 White Plains Road
     Tarrytown, New York ...............         --     3,929           22,640        45           6,565
Landmark Square
     Stamford, Connecticut .............     44,029    11,603           64,466       832          33,174
One Eagle Rock,
     East Hanover, New Jersey ..........         --       803            7,563        --           5,159
710 Bridgeport Avenue
     Shelton, Connecticut ..............         --     5,405           21,620         7           1,054
10 Rooney Circle
     West Orange, New Jersey ...........         --     1,302            4,615         1           1,168


COLUMN A                                               COLUMN E                  COLUMN F     COLUMN G     COLUMN H     COLUMN I
--------                                               --------                  --------     --------     --------     --------
                                            GROSS AMOUNT AT WHICH CARRIED AT
                                                    CLOSE OF PERIOD
                                            ---------------------------------                                         LIFE ON WHICH
                                                    BUILDINGS AND              ACCUMULATED     DATE OF       DATE    DEPRECIATION IS
               DESCRIPTION                  LAND    IMPROVEMENTS      TOTAL    DEPRECIATION  CONSTRUCTION  ACQUIRED     COMPUTED
               -----------                  ----    -------------     -----    ------------  ------------  --------  ---------------
1170 Northern Blvd.,
     N. Great Neck, New York ...........        30           446          476          176         1947      1962    10 - 30 Years
50 Charles Lindbergh Blvd.,
     Mitchel Field, New York ...........        --        18,440       18,440       12,247         1984      1984    10 - 30 Years
200 Broadhollow Road
     Melville, New York ................       338         6,937        7,275        5,041         1981      1981    10 - 30 Years
48 South Service Road
     Melville, New York ................     1,652        16,093       17,745        9,647         1986      1986    10 - 30 Years
395 North Service Road
     Melville, New York ................        --        23,031       23,031       13,979         1988      1988    10 - 30 Years
6800 Jericho Turnpike
     Syosset, New York .................       582        17,022       17,604       11,837         1977      1978    10 - 30 Years
6900 Jericho Turnpike
     Syosset, New York .................       385         8,471        8,856        5,506         1982      1982    10 - 30 Years
300 Motor Parkway
     Hauppauge, New York ...............       276         2,974        3,250        1,882         1979      1979    10 - 30 Years
88 Duryea Road
     Melville, New York ................       200         2,411        2,611        1,572         1980      1980    10 - 30 Years
333 Earl Ovington Blvd., (Omni)
     Mitchel Field, New York ...........        --        90,657       90,657       34,347         1990      1995    10 - 30 Years
40 Cragwood Road
     South Plainfield, New Jersey ......       725        13,614       14,339        9,005         1970      1983    10 - 30 Years
333 East Shore Road
     Great Neck, New York ..............        --         1,170        1,170          768         1976      1976    10 - 30 Years
310 East Shore Road
     Great Neck, New York ..............       485         4,616        5,101        2,559         1981      1981    10 - 30 Years
35 Pinelawn Road
     Melville, New York ................       999        10,292       11,291        3,263         1980      1995    10 - 30 Years
520 Broadhollow Road
     Melville, New York ................       456         8,460        8,916        3,090         1978      1995    10 - 30 Years
1660 Walt Whitman Road
     Melville, New York ................       370         6,465        6,835        1,701         1980      1995    10 - 30 Years
48 Harbor Park Drive
     Port Washington, New York .........     1,304         2,817        4,121          657         1976      1996    10 - 30 Years
60 Charles Lindbergh
     Mitchel Field, New York ...........        --        22,907       22,907        6,386         1989      1996    10 - 30 Years
505 White Plains Road
     Tarrytown, New York ...............       210         1,749        1,959          569         1974      1996    10 - 30 Years
555 White Plains Road
     Tarrytown, New York ...............       763         8,908        9,671        3,932         1972      1996    10 - 30 Years
560 White Plains Road
     Tarrytown, New York ...............     1,520        13,969       15,489        4,385         1980      1996    10 - 30 Years
580 White Plains Road
     Tarrytown, New York ...............     2,414        18,309       20,723        6,052         1997      1996    10 - 30 Years
660 White Plains Road
     Tarrytown, New York ...............     3,974        29,205       33,179        9,148         1983      1996    10 - 30 Years
Landmark Square
     Stamford, Connecticut .............    12,435        97,640      110,075       23,208    1973-1984      1996    10 - 30 Years
One Eagle Rock,
     East Hanover, New Jersey ..........       803        12,722       13,525        3,804         1986      1997    10 - 30 Years
710 Bridgeport Avenue
     Shelton, Connecticut ..............     5,412        22,674       28,086        5,245    1971-1979      1997    10 - 30 Years
10 Rooney Circle
     West Orange, New Jersey ...........     1,303         5,783        7,086        1,330         1971      1997    10 - 30 Years


COLUMN A                                  COLUMN B            COLUMN C                   COLUMN D
--------                                  --------            --------                   --------
                                                                                     COST CAPITALIZED,
                                                            INITIAL COST         SUBSEQUENT TO ACQUISITION
                                                    ----------------------------  ------------------------
                                                                   BUILDINGS AND             BUILDINGS AND
               DESCRIPTION               ENCUMBRANCE     LAND      IMPROVEMENTS      LAND    IMPROVEMENTS
               -----------               -----------     ----      -------------     ----    -------------

Executive Hill Office Park
     West Orange, New Jersey ...........         --     7,629           31,288         4           4,227
3 University Plaza
     Hackensack, New Jersey ............         --     7,894           11,846        --           3,186
150 Motor Parkway
     Hauppauge, New York ...............         --     1,114           20,430        --           4,278
Reckson Executive Park
     Ryebrook, New York ................         --    18,343           55,028        --           6,759
University Square
     Princeton, New Jersey .............         --     3,288            8,888        (1)          1,827
80 Grasslands
     Elmsford, New York ................         --     1,208            6,728        --             616
100 Forge Way
     Rockaway, New Jersey ..............         --       315              902        --             120
200 Forge Way
     Rockaway, New Jersey ..............         --     1,128            3,228        --             546
300 Forge Way
     Rockaway, New Jersey ..............         --       376            1,075        --             281
400 Forge Way
     Rockaway, New Jersey ..............         --     1,142            3,267        --             250
51 - 55 Charles Lindbergh Blvd
     Mitchel Field, New York ...........         --           (A)       27,975        --           4,315
100 Summit Drive
     Valhalla, New York ................     17,718     3,007           41,351        --           5,322
115/117 Stevens Avenue
     Valhalla, New York ................         --     1,094           22,490        --           2,003
200 Summit Lake Drive
     Valhalla, New York ................     18,937     4,343           37,305        --          11,111
140 Grand Street
     White Plains, New York ............         --     1,932           18,744        (1)            370
500 Summit Lake Drive
     Valhalla, New York ................         --     7,052           37,309        --           7,837
99 Cherry Hill Road
     Parsippany, New Jersey ............         --     2,360            7,508         5           1,784
119 Cherry Hill Road
     Parsippany, New Jersey ............         --     2,512            7,622         6           1,646
500 Saw Mill River Road
     Elmsford, New York ................         --     1,542            3,796        --             205
120 W.45th Street
     New York, New York ................     63,245    28,757          162,809     7,680 (B)       6,233
1255 Broad Street
     Clifton, New Jersey ...............         --     1,329           15,869        --           4,930
810 7th Avenue
     New York, New York ................     81,315    26,984 (A)      152,767       117          15,698
120 Mineola Blvd
     Mineola, New York .................         --     1,869           10,603         5           1,054
100 Wall Street
     New York, New York ................     35,237    11,749           66,517        93          13,195
One Orlando
     Orlando, Florida ..................     37,758     9,386           51,136        32           7,067
1350 Avenue of the Americas
     New York, New York ................     73,779    19,222          109,168        --          19,170
919 3rd. Avenue
     New York, New York ................    244,047   101,644 (A)      205,736    12,795          87,254
360 Hamilton Avenue
     White Plains, New York ............         --     2,838           34,606        --          23,100


COLUMN A                                               COLUMN E                  COLUMN F     COLUMN G     COLUMN H     COLUMN I
--------                                               --------                  --------     --------     --------     --------
                                            GROSS AMOUNT AT WHICH CARRIED AT
                                                    CLOSE OF PERIOD
                                            ---------------------------------                                         LIFE ON WHICH
                                                    BUILDINGS AND              ACCUMULATED     DATE OF       DATE    DEPRECIATION IS
               DESCRIPTION                  LAND    IMPROVEMENTS      TOTAL    DEPRECIATION  CONSTRUCTION  ACQUIRED     COMPUTED
               -----------                  ----    -------------     -----    ------------  ------------  --------  ---------------
Executive Hill Office Park
     West Orange, New Jersey ...........     7,633        35,515       43,148        7,783    1978-1984      1997    10 - 30 Years
3 University Plaza
     Hackensack, New Jersey ............     7,894        15,032       22,926        3,832         1985      1997    10 - 30 Years
150 Motor Parkway
     Hauppauge, New York ...............     1,114        24,708       25,822        6,001         1984      1997    10 - 30 Years
Reckson Executive Park
     Ryebrook, New York ................    18,343        61,787       80,130       12,570    1983-1986      1997    10 - 30 Years
University Square
     Princeton, New Jersey .............     3,287        10,715       14,002        2,246         1987      1997    10 - 30 Years
80 Grasslands
     Elmsford, New York ................     1,208         7,344        8,552        1,653    1989/1964      1997    10 - 30 Years
100 Forge Way
     Rockaway, New Jersey ..............       315         1,022        1,337          231         1986      1998    10 - 30 Years
200 Forge Way
     Rockaway, New Jersey ..............     1,128         3,774        4,902          803         1989      1998    10 - 30 Years
300 Forge Way
     Rockaway, New Jersey ..............       376         1,356        1,732          404         1989      1998    10 - 30 Years
400 Forge Way
     Rockaway, New Jersey ..............     1,142         3,517        4,659          697         1989      1998    10 - 30 Years
51 - 55 Charles Lindbergh Blvd
     Mitchel Field, New York ...........        --        32,290       32,290        8,248         1981      1998    10 - 30 Years
100 Summit Drive
     Valhalla, New York ................     3,007        46,673       49,680       10,096         1988      1998    10 - 30 Years
115/117 Stevens Avenue
     Valhalla, New York ................     1,094        24,493       25,587        4,870         1984      1998    10 - 30 Years
200 Summit Lake Drive
     Valhalla, New York ................     4,343        48,416       52,759        9,014         1990      1998    10 - 30 Years
140 Grand Street
     White Plains, New York ............     1,931        19,114       21,045        3,632         1991      1998    10 - 30 Years
500 Summit Lake Drive
     Valhalla, New York ................     7,052        45,146       52,198        8,946         1986      1998    10 - 30 Years
99 Cherry Hill Road
     Parsippany, New Jersey ............     2,365         9,292       11,657        1,783         1982      1998    10 - 30 Years
119 Cherry Hill Road
     Parsippany, New Jersey ............     2,518         9,268       11,786        1,819         1982      1998    10 - 30 Years
500 Saw Mill River Road
     Elmsford, New York ................     1,542         4,001        5,543          806         1968      1998    10 - 30 Years
120 W.45th Street
     New York, New York ................    36,437       169,042      205,479       25,953         1998      1999    10 - 30 Years
1255 Broad Street
     Clifton, New Jersey ...............     1,329        20,799       22,128        3,883         1999      1999    10 - 30 Years
810 7th Avenue
     New York, New York ................    27,101       168,465      195,566       25,946         1970      1999    10 - 30 Years
120 Mineola Blvd
     Mineola, New York .................     1,874        11,657       13,531        1,940         1977      1999    10 - 30 Years
100 Wall Street
     New York, New York ................    11,842        79,712       91,554       12,582         1969      1999    10 - 30 Years
One Orlando
     Orlando, Florida ..................     9,418        58,203       67,621        8,778         1987      1999    10 - 30 Years
1350 Avenue of the Americas
     New York, New York ................    19,222       128,338      147,560       17,174         1966      2000    10 - 30 Years
919 3rd. Avenue
     New York, New York ................   114,439       292,990      407,429       27,572         1970      2000    10 - 30 Years
360 Hamilton Avenue
     White Plains, New York ............     2,838        57,706       60,544        8,930         2000      2000    10 - 30 Years


COLUMN A                                  COLUMN B            COLUMN C                   COLUMN D
--------                                  --------            --------                   --------
                                                                                     COST CAPITALIZED,
                                                            INITIAL COST         SUBSEQUENT TO ACQUISITION
                                                    ----------------------------  ------------------------
                                                                   BUILDINGS AND             BUILDINGS AND
               DESCRIPTION               ENCUMBRANCE     LAND      IMPROVEMENTS      LAND    IMPROVEMENTS
               -----------               -----------     ----      -------------     ----    -------------
492 River Road
     Nutley, New Jersey ................         --     2,615            5,102         1           4,354
275 Broadhollow Road
     Melville, New York ................         --     3,850           12,958       972           8,345
400 Garden City Plaza
     Garden City, New York .............         --     9,081           17,004        --             804
90 Merrick Avenue
     East Meadow, New York .............         --           (A)       23,804        --           1,231
120 White Plains Road
     Tarrytown, New York ...............         --     3,852           24,861        --             902
100 White Plains Road
     Tarrytown, New York ...............         --        79              472        --              79
51 JFK Parkway
     Short Hills, New Jersey ...........         --    10,053           62,504         1           1,065
680 Washington Blvd
     Stamford, Connecticut .............         --     4,561           23,698        --             275
750 Washington Blvd
     Stamford, Connecticut .............         --     7,527           31,940        --             193
1305 Walt Whitman Road
     Melville, New York ................         --     3,934           24,040        --             433
50 Marcus Drive
     Melville, New York ................         --       930           13,600        65           6,568
100 Grasslands Road
     Elmsford, New York ................         --       289            3,382        --             982
58 South Service Road
     Melville, New York ................         --     1,061                      6,886          46,113
103 JFK Parkway
     Short Hills, New Jersey ...........         --     3,098           18,011       219          11,192
1055 Washington Blvd
     Stamford, Connecticut .............         --        --           31,637        --              37

Land held for development ..............         --    90,706               --        --              --
Developments in progress ...............         --        --           68,127        --              --
Other property .........................         --        --               --        --          17,711
                                          --------- ---------       ----------    ------       ---------
Total ..................................  $ 721,635 $ 447,395       $1,839,373    29,813       $ 480,208
                                          ========= =========       ==========    ======       =========
COLUMN A                                               COLUMN E                  COLUMN F     COLUMN G     COLUMN H     COLUMN I
--------                                               --------                  --------     --------     --------     --------
                                            GROSS AMOUNT AT WHICH CARRIED AT
                                                    CLOSE OF PERIOD
                                            ---------------------------------                                         LIFE ON WHICH
                                                    BUILDINGS AND              ACCUMULATED     DATE OF       DATE    DEPRECIATION IS
               DESCRIPTION                  LAND    IMPROVEMENTS      TOTAL    DEPRECIATION  CONSTRUCTION  ACQUIRED     COMPUTED
               -----------                  ----    -------------     -----    ------------  ------------  --------  ---------------

492 River Road
     Nutley, New Jersey ................     2,616         9,456       12,072        1,427         2000      2000    10 - 30 Years
275 Broadhollow Road
     Melville, New York ................     4,822        21,303       26,125        2,286         1970      1997    10 - 30 Years
400 Garden City Plaza
     Garden City, New York .............     9,081        17,808       26,889        2,875         1989      1997    10 - 30 Years
90 Merrick Avenue
     East Meadow, New York .............        --        25,035       25,035        4,591         1985      1997    10 - 30 Years
120 White Plains Road
     Tarrytown, New York ...............     3,852        25,763       29,615        3,995         1984      1997    10 - 30 Years
100 White Plains Road
     Tarrytown, New York ...............        79           551          630           58         1984      1997    10 - 30 Years
51 JFK Parkway
     Short Hills, New Jersey ...........    10,054        63,569       73,623        9,886         1988      1998    10 - 30 Years
680 Washington Blvd
     Stamford, Connecticut .............     4,561        23,973       28,534        3,753         1989      1998    10 - 30 Years
750 Washington Blvd
     Stamford, Connecticut .............     7,527        32,133       39,660        4,842         1989      1998    10 - 30 Years
1305 Walt Whitman Road
     Melville, New York ................     3,934        24,473       28,407        4,117         1999      1999    10 - 30 Years
50 Marcus Drive
     Melville, New York ................       995        20,168       21,163        1,963         2001      1998    10 - 30 Years
100 Grasslands Road
     Elmsford, New York ................       289         4,364        4,653          600         2001      1997    10 - 30 Years
58 South Service Road
     Melville, New York ................     7,947        46,113       54,060        3,447         2001      1998    10 - 30 Years
103 JFK Parkway
     Short Hills, New Jersey ...........     3,317        29,203       32,520        4,094         2002      1997    10 - 30 Years
1055 Washington Blvd
     Stamford, Connecticut .............        --        31,674       31,674          440         1987      2003    10 - 30 Years

Land held for development ..............    90,706            --       90,706           --          N/A    Various      N/A
Developments in progress ...............        --        68,127       68,127           --
Other property .........................        --        17,711       17,711       12,242
                                         ---------    ----------   ----------    ---------
Total .................................. $ 477,208    $2,319,581   $2,796,789    $ 460,144
                                         =========    ==========   ==========    =========

A These land parcels, or a portion of the land parcels, on which the building and improvements were constructed are subject to a ground lease.

B Includes costs incurred to acquire the lessor's rights to an air rights lease agreement.

         The aggregate cost of Federal Income Tax purposes was approximately $ 2,067 million at December 31, 2003.

                         RECKSON ASSOCIATES REALTY CORP.

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                 (IN THOUSANDS)

      The changes in real estate for each of the periods in the three years ended December 31, 2003 are as follows:

                                                               2003                 2002                  2001
                                                        -----------------    -----------------     -----------------
Real estate balance at beginning of period...........       $  2,707,878         $  2,643,045          $  2,537,193
Improvements / revaluations .........................             71,770               83,085               189,072
Disposal, including write-off of fully
  depreciated building improvements..................            (14,496)             (18,252)              (83,220)
Acquisitions.........................................             31,637                   --                   ---
                                                        -----------------    -----------------     -----------------
Balance at end of period.............................       $  2,796,789         $  2,707,878          $  2,643,045
                                                        =================    =================     =================


      The changes in accumulated depreciation, exclusive of amounts relating to discontinued operations, equipment, autos, furniture and fixtures, for each of the periods in the three years ended December 31, 2003 are as follows:

                                                               2003                 2002                 2001
                                                        -----------------    -----------------    ------------------
Balance at beginning of period.......................       $    374,420         $    294,901          $    231,040
Depreciation for period..............................             87,369               83,542                74,380
Disposal, including write-off of fully depreciated
  building improvements..............................             (1,645)              (4,023)              (10,519)
                                                        -----------------    -----------------    ------------------
Balance at end of period.............................       $    460,144         $    374,420          $    294,901
                                                        =================    =================    ==================

EXHIBIT   FILING
NUMBER   REFERENCE                            DESCRIPTION
------   ---------                            -----------

3.1          a        Amended and Restated Articles of Incorporation of the
                      Registrant

3.2          p        Amended and Restated ByLaws of the Registrant

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

3.7          h        Articles Supplementary of the Registrant filed with the
                      Maryland State Department of Assessments and Taxation on
                      January 11, 2000

3.8          m        Articles Supplementary of the Registrant Establishing and
                      Fixing the Rights and Preferences of a Series of Shares of Preferred Stock filed with the Maryland State Department of Assessments and Taxation on November 2, 2000 4.1 b
                      Specimen Share Certificate of Class A Common Stock

4.3          e        Specimen Share Certificate of Series A Preferred Stock

4.4          f        Form of 7.40% Notes due 2004 of Reckson Operating
                      Partnership, L.P. (the "Operating Partnership")

4.5          f        Form of 7.75% Notes due 2009 of the Operating Partnership

EXHIBIT   FILING
NUMBER   REFERENCE                            DESCRIPTION
------   ---------                            -----------

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

4.8          o        Form of 6.00% Notes due 2007 of the Operating Partnership

4.9          d        Note Purchase Agreement for the Senior Unsecured Notes

4.10         w        Form of 5.15% Notes due 2011 of the Operating Partnership

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

10.8         j        Supplement to the Amended and Restated Agreement of
                      Limited Partnership of the Operating Partnership
                      Establishing the Series F Junior Participating Preferred
                      Partnership Units

EXHIBIT   FILING
NUMBER   REFERENCE                            DESCRIPTION
------   ---------                            -----------


10.9         t        Supplement to the Amended and Restated Agreement of
                      Limited Partnership of the Operating Partnership
                      Establishing the Series C Common Units of Limited
                      Partnership Interest

10.10        d        Third Amended and Restated Agreement of Limited
                      Partnership of Omni Partners, L.P.

10.11        i        Amendment and Restatement of Employment and Noncompetition
                      Agreement, dated as of August 15, 2000, between the Registrant and Scott Rechler

10.12        i        Amendment and Restatement of Employment and Noncompetition
                      Agreement, dated as of August 15, 2000, between the Registrant and Michael Maturo

10.13        i        Amendment and Restatement of Employment and Noncompetition
                      Agreement, dated as of August 15, 2000, between the Registrant and Jason Barnett


10.14 Employment and Noncompetition Agreement, dated as of July 16, 2001, between the Company and F.D. Rich

10.15 Employment and Noncompetition Agreement, dated as of November 20, 2002, among the Company, Metropolitan Partners LLC and Philip Waterman III

10.16        a        Purchase Option Agreement relating to 225 Broadhollow Road

10.17        t        Amended and Restated 1995 Stock Option Plan

10.18        c        1996 Employee Stock Option Plan

10.19        b        Ground Leases for certain of the properties

10.20        t        Amended and Restated 1997 Stock Option Plan

10.21        d        1998 Stock Option Plan

10.22        i        Amendment and Restatement of Severance Agreement, dated as of August 15, 2000, between the Registrant and Scott
                      Rechler

10.23        i        Amendment and Restatement of Severance Agreement, dated as of August 15, 2000, between the Registrant and Michael
                      Maturo

10.24        i        Amendment and Restatement of Severance Agreement, dated as of August 15, 2000, between the Registrant and Jason
                      Barnett

EXHIBIT   FILING
NUMBER   REFERENCE                            DESCRIPTION
------   ---------                            -----------


10.25        h        Amended and Restated Credit Agreement dated as of August
                      4, 1999 between Reckson Service Industries, Inc., as borrower, and the Operating Partnership, as Lender, relating to Reckson Strategic Venture Partners, LLC ("RSVP
                      Credit Agreement")

10.26        h        Amended and Restated Credit Agreement dated as of
                      August 4, 1999 between Reckson Service Industries, Inc., as borrower, and the Operating Partnership, as Lender, relating to the operations of Reckson Service Industries, Inc. ("RSI Credit Agreement")

10.27        h        Letter Agreement, dated November 30, 1999, amending the
                      RSVP Credit Agreement and the RSI Credit Agreement

10.28        k        Second Amendment to the Amended and Restated Credit
                      Agreement, dated March 30, 2001, between the Operating
                      Partnership and FrontLine Capital Group


10.29        l        Loan Agreement, dated as of June 1, 2001, between 1350
                      LLC, as Borrower, and Secore Financial Corporation, as
                      Lender

10.30        l        Loan Agreement, dated as of July 18, 2001, between
                      Metropolitan 919 3rd Avenue, LLC, as Borrower, and Secore
                      Financial Corporation, as Lender


10.31        i        Operating Agreement dated as of September 28, 2000 between
                      Reckson Tri-State Member LLC (together with its permitted successors and assigns) and TIAA Tri-State LLC

10.32        j        Agreement of Spreader, Consolidation and Modification of
                      Mortgage Security Agreement among Metropolitan 810 7th
                      Ave., LLC, 100 Wall Company LLC and Monumental Life
                      Insurance Company


10.33        j        Consolidated, Amended and Restated Secured Promissory Note
                      relating to Metropolitan 810 7th Ave., LLC and 100 Wall
                      Company LLC


10.34        n        Amended and Restated Operating Agreement of 919 JV LLC

10.35        t        Amended and Restated 2002 Stock Option Plan

10.36        p        Indemnification Agreement, dated as of May 23, 2002,
                      between the Registrant and Donald J. Rechler*

EXHIBIT   FILING
NUMBER   REFERENCE                            DESCRIPTION
------   ---------                            -----------

10.37        q        Second Amended and Restated Credit Agreement, dated as of
                      December 30, 2002, among the Operating Partnership, the institutions from time to time party thereto as Lenders and JPMorgan Chase Bank, as Administrative Agent

10.38        q        Form of Guarantee Agreement to the Second Amended and
                      Restated Credit Agreement, between and among the Operating
                      Partnership, the institutions from time to time party thereto as Lenders and JPMorgan Chase Bank, as Administrative Agent

10.39        q        Form of Promissory Note to the Second Amended and Restated
                      Credit Agreement, between and among the Operating
                      Partnership, the institutions from time to time party thereto as Lenders and JPMorgan Chase Bank, as Administrative Agent

10.40        q        First Amendment to Second Amended and Restated Credit
                      Agreement, dated as of January 24, 2003, among the Operating Partnership, JPMorgan Chase Bank, as
                      Administrative Agent for the institutions from time to time party thereto as Lenders and Key Bank, N.A., as New
                      Lender


10.41        s        Amended and Restated Long-Term Incentive Award Agreement,
                      dated as of March 13, 2003, between the Registrant and Scott H. Rechler**

10.42        r        Award Agreement, dated November 14, 2002, between the
                      Registrant and Scott H. Rechler***

10.43        r        Award Agreement, dated March 13, 2003, between the
                      Registrant and Scott H. Rechler****

10.44        u        Redemption Agreement, dated as of September 10, 2003, by
                      and among the Operating Partnership, Reckson FS Limited
                      Partnership and Rechler Equity Partners I LLC, as transferee

10.45        u        Property Sale Agreement, dated as of September 10, 2003,
                      by and among the Operating Partnership, Reckson FS Limited
                      Partnership, RCG Kennedy Drive LLC and Rechler Equity
                      Partners II LLC

10.46        u        Transition Agreement, dated as of September 10, 2003, by
                      and between the Registrant, the Operating Partnership and Donald Rechler

10.47        u        Transition Agreement, dated as of September 10, 2003, by
                      and between the Registrant, the Operating Partnership and Roger Rechler

EXHIBIT   FILING
NUMBER   REFERENCE                            DESCRIPTION
------   ---------                            -----------

10.48        u        Transition Agreement, dated as of September 10, 2003, by
                      and between the Registrant, the Operating Partnership and Mitchell Rechler

10.49        u        Transition Agreement, dated as of September 10, 2003, by
                      and between the Registrant, the Operating Partnership and Gregg Rechler

10.50        u        Amendment Agreement, dated as of September 10, 2003, by
                      and between the Registrant, the Operating Partnership and Scott Rechler

10.51        v        Purchase and Sale Agreement, dated as of November 10,
                      2003, between Reckson 1185 Avenue of the Americas LLC and
                      1185 Sixth LLC

12.1                  Statement of Ratios of Earnings to Fixed Charges

14.1                  Reckson Associates Realty Corp. Code of Ethics and
                      Business Conduct

21.1                  Statement of Subsidiaries

23.1                  Consent of Independent Auditors

24.1                  Power of Attorney (included in Part IV of the Form 10-K)

31.1 Certification of Scott H. Rechler, Chief Executive Officer and President of the Registrant, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)


31.2 Certification of Michael Maturo, Executive Vice President, Treasurer and Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

32.1 Certification of Scott H. Rechler, Chief Executive Officer and President of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code


32.2 Certification of Michael Maturo, Executive Vice President, Treasurer and Chief Financial Officer of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

-------------
(a) Previously filed as an exhibit to the Registrant's Registration Statement Form S-11 (No. 333-1280) and incorporated herein by reference.

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

(l) Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on August 14, 2001 and incorporated herein by reference.

(m)      Included as an exhibit to Exhibit 4.7.

(n) Previously filed as an exhibit to the Registrant's Form 8-K filed with the SEC on January 8, 2002 and incorporated herein by reference.

(o) Previously filed as an exhibit to the Registrant's Form 8-K filed with the SEC on June 18, 2002 and incorporated herein by reference.

(p) Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on November 12, 2002 and incorporated herein by reference.

(q) Previously filed as an exhibit to the Registrant's Current Report on 8-K filed with the SEC on January 27, 2003 and incorporated herein by reference.

(r) Previously filed as an exhibit to the Registrant's Form 10-K filed with the SEC on March 24, 2003 and incorporated herein by reference.

(s) Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.

(t) Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on August 13, 2003 and incorporated herein by reference.

(u) Previously filed as an exhibit to the Registrant's Form 8-K filed with the SEC on September 18, 2003 and incorporated herein by reference.

(v) Previously filed as an exhibit to the Registrant's Form 8-K filed on November 21, 2003 and incorporated herein by reference.

(w) Previously filed as an exhibit to the Registrant's Form 8-K filed on January 21, 2004 and incorporated herein by reference.

*        Each of Scott H. Rechler, Michael Maturo, Jason M. Barnett, John V.N.
         Klein, Lewis S. Ranieri and Conrad D. Stephenson has entered into an Indemnification Agreement with the Registrant, dated as of May 23, 2002. Each of Ronald H. Menaker and Peter Quick has entered into an Indemnification Agreement with the Registrant dated as of May 1, 2002. Each of Douglas Crocker and Stanley Steinberg has entered into an Indemnification Agreement with the Registrant dated as of February 5, 2004. Elizabeth McCaul has entered into an Indemnification Agreement with the Registrant dated as of February 25, 2004. These Agreements are identical in all material respects to the Indemnification Agreement for Donald J. Rechler incorporated by reference herein.

** Each of Michael Maturo and Jason M. Barnett has entered into an Amended and Restated Long-Term Incentive Award Agreement with the Registrant, dated as of March 13, 2003. These Agreements are identical in all material respects to the Amended and Restated Long-Term Incentive Award Agreement for Scott H. Rechler incorporated by reference herein.

*** Michael Maturo has been awarded certain rights to shares of Class A Common Stock of the Registrant, pursuant to Award Agreements dated November 14, 2002. This Agreement is identical in all material respects to the Agreement for Scott H. Rechler incorporated by reference herein, except that Michael Maturo received rights to 27,588 shares.

**** Each of Michael Maturo and Jason M. Barnett has been awarded certain rights to shares of Class A Common Stock of the Registrant pursuant to Award Agreements dated March 13, 2003. These Agreements are identical in all material respects to the Agreement for Scott H. Rechler incorporated by reference herein.