Form 10-Q
period 2004-03-31
RECKSON ASSOCIATES REALTY CORP
filed 2004-05-10
CIK 930548

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

               ---------------------------------------------------

    THE COMPANY HAS ONE CLASS OF COMMON STOCK, PAR VALUE $.01 PER SHARE, WITH
                 66,806,608 SHARES OUTSTANDING AS OF MAY 7, 2004

--------------------------------------------------------------------------------

                         RECKSON ASSOCIATES REALTY CORP.
                                QUARTERLY REPORT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

INDEX                                                                       PAGE
--------------------------------------------------------------------------------
PART I.    FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 2004
             (unaudited) and December 31, 2003.............................   2

           Consolidated Statements of Income for the three months ended
                March 31, 2004 and 2003 (unaudited)........................   3

           Consolidated Statements of Cash Flows for the three months
                ended March 31, 2004 and 2003 (unaudited)..................   4

           Notes to the Consolidated Financial Statements (unaudited)......   5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  20
Item 3.    Quantitative and Qualitative Disclosures about Market Risk .....  38
Item 4.    Controls and Procedures.........................................  39
--------------------------------------------------------------------------------
PART II.   OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.    Legal Proceedings...............................................  47
Item 2.    Changes in Securities, Use of Proceeds and Issuer
           Purchases of Equity Securities..................................  47
Item 3.    Defaults Upon Senior Securities.................................  47
Item 4.    Submission of Matters to a Vote of Securities Holders...........  47
Item 5.    Other Information...............................................  47
Item 6.    Exhibits and Reports on Form 8-K................................  48
--------------------------------------------------------------------------------
SIGNATURES                                                                   48
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                         RECKSON ASSOCIATES REALTY CORP.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

--------------------------------------------------------------------------------

                                                                                         MARCH 31,      DECEMBER 31,
                                                                                           2004             2003
                                                                                        -----------     ------------
                                                                                        (Unaudited)
ASSETS:
Commercial real estate properties, at cost:
    Land........................................................................        $  380,660       $  379,989
    Building and improvements...................................................         2,562,883        2,215,200
Developments in progress:
    Land........................................................................            89,959           90,706
    Development costs...........................................................            71,664           68,127
Furniture, fixtures and equipment...............................................            11,460           11,338
                                                                                        ----------       ----------
                                                                                         3,116,626        2,765,360
Less accumulated depreciation...................................................          (490,308)        (464,821)
                                                                                        ----------       ----------
Investment in real estate, net of accumulated deprecation.......................         2,626,318        2,300,539
                                                                                        ----------       ----------
Properties and related assets held for sale, net of accumulated depreciation....            35,099           47,590
Investments in real estate joint ventures.......................................             5,950            5,904
Investments in mortgage notes and notes receivable..............................            55,484           54,986
Investments in service companies and affiliate loans and joint ventures.........            71,005           71,614
Cash and cash equivalents.......................................................            86,498           22,330
Tenant receivables..............................................................             8,803           11,959
Deferred rents receivable.......................................................           116,760          112,133
Prepaid expenses and other assets...............................................            63,094           35,338
Contract and land deposits and pre-acquisition costs............................                60           20,203
Deferred leasing and loan costs.................................................            68,083           64,399
                                                                                        ----------       ----------

TOTAL ASSETS....................................................................        $3,137,154       $2,746,995
                                                                                        ==========       ==========

LIABILITIES:
Mortgage notes payable..........................................................        $  968,726       $  721,635
Liabilities associated with properties held for sale............................               557              778
Unsecured credit facility.......................................................            90,000          169,000
Senior unsecured notes..........................................................           549,093          499,445
Accrued expenses and other liabilities..........................................           107,125           93,988
Dividends and distributions payable.............................................            32,870           28,290
                                                                                        ----------       ----------
TOTAL LIABILITIES...............................................................         1,748,371        1,513,136
                                                                                        ----------       ----------

Minority partners' interests in consolidated partnerships.......................           234,301          233,070
Preferred unit interest in the operating partnership............................            19,662           19,662
Limited partners' minority interest in the operating partnership................            50,471           44,518
                                                                                        ----------       ----------


TOTAL MINORITY INTERESTS........................................................           304,434          297,250
                                                                                        ----------       ----------

Commitments and contingencies...................................................                --               --

STOCKHOLDERS' EQUITY:

Preferred Stock, $.01 par value, 25,000,000 shares authorized
    Series A preferred stock, 8,834,500 shares issued and outstanding...........                88               88
    Series B preferred stock, 0 and 2,000,000 shares issued and outstanding,
      respectively..............................................................                --               20
Common Stock, $.01 par value, 100,000,000 shares authorized                                    666              583
    66,630,805 and 58,275,367 shares issued and outstanding, respectively.......
Retained earnings...............................................................            22,924           35,757
Additional paid in capital......................................................         1,129,163          968,653
Treasury stock, 3,318,600 shares................................................           (68,492)         (68,492)
                                                                                        ----------       ----------
TOTAL STOCKHOLDERS' EQUITY......................................................         1,084,349          936,609
                                                                                        ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................        $3,137,154       $2,746,995
                                                                                        ==========       ==========

                (see accompanying notes to financial statements)

                         RECKSON ASSOCIATES REALTY CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
        (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                        ------------------
                                                                                        2004          2003
                                                                                        ----          ----
REVENUES:
Property operating revenues:
     Base rents...............................................................     $   111,210   $    94,919
     Tenant escalations and reimbursements....................................          18,095        14,017
                                                                                   -----------   -----------
Total property operating revenues.............................................         129,305       108,936
Interest income on mortgage notes and notes receivable
     (including $590 and $1,033 respectively from related parties)............           1,616         1,531
Investment and other income...................................................           4,047         5,728
                                                                                   -----------   -----------
    TOTAL REVENUES............................................................         134,968       116,195
                                                                                   -----------   -----------
EXPENSES:
Property operating expenses...................................................          51,484        43,396
Marketing, general and administrative.........................................           7,079         7,577
Interest......................................................................          25,661        20,097
Depreciation and amortization.................................................          29,166        28,825
                                                                                   -----------   -----------
     TOTAL EXPENSES...........................................................         113,390        99,895
                                                                                   -----------   -----------
Income before minority interests, preferred dividends and distributions, equity in earnings of real estate joint ventures and service companies
     and discontinued operations..............................................          21,578        16,300
Minority partners' interests in consolidated partnerships.....................          (6,181)       (4,401)
Distributions to preferred unit holders.......................................            (273)         (273)
Limited partners' minority interest in the operating partnership..............            (600)         (661)
Equity in earnings of real estate joint ventures and service companies........             114           106
                                                                                   -----------   -----------
Income before discontinued operations and preferred dividends.................          14,638        11,071
Discontinued operations (net of limited partners' and minority interests):
    Gain on sales of real estate..............................................           5,202            --
    Income from discontinued operations.......................................             384         2,909
                                                                                   -----------   -----------
Net Income....................................................................          20,224        13,980
Dividends to preferred shareholders...........................................          (4,260)       (5,317)
                                                                                   -----------   -----------
Net income allocable to common shareholders...................................     $    15,964   $     8,663
                                                                                   ===========   ===========
Net income allocable to:
    Common shareholders.......................................................     $    15,964   $     6,595
    Class B common shareholders...............................................             ---         2,068
                                                                                   -----------   -----------
Total.........................................................................     $    15,964   $     8,663
                                                                                   ===========   ===========
Basic net income per weighted average common share:
    Income from continuing operations...........................................   $       .17   $       .09
    Discontinued operations...................................................             .09           .05
                                                                                   -----------   -----------
    Basic net income per common share.........................................     $       .26   $       .14
                                                                                   ===========   ===========

    Class B common - income from continuing operations........................     $        --   $       .14
    Discontinued operations...................................................              --           .07
                                                                                   -----------   -----------
    Basic net income per Class B common share.................................     $        --   $       .21
                                                                                   ===========   ===========

Basic weighted average common shares outstanding:
    Common stock..............................................................      61,363,097    48,200,946
    Class B common stock......................................................              --     9,915,313

Diluted net income per weighted average common share:
    Common share..............................................................     $       .26   $       .14
                                                                                   ===========   ===========
    Class B common share......................................................     $        --   $       .15
                                                                                   ===========   ===========

Diluted weighted average common shares outstanding:
    Common stock..............................................................      61,718,028    48,320,129
    Class B common stock......................................................              --     9,915,313

                (see accompanying notes to financial statements)

                         RECKSON ASSOCIATES REALTY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                       ------------------
                                                                                       2004          2003
                                                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME ......................................................................      20,224     $ 13,980
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization (including discontinued operations)..........      29,235       31,984
      Gain on sales of real estate...............................................      (5,506)
      Minority partners' interests in consolidated partnerships..................       6,325        4,690
      Limited partners' minority interest in the operating partnership...........         936          996
      Equity in earnings of real estate joint ventures and service companies.....        (114)        (106)
Changes in operating assets and liabilities:
      Tenant receivables.........................................................       3,132        2,471
      Prepaid expenses and other assets..........................................       7,237        1,394
      Deferred rents receivable..................................................      (3,817)      (4,101)
      Accrued expenses and other liabilities.....................................     (14,800)     (11,722)
                                                                                     --------     --------
      Net cash provided by operating activities..................................      42,852       39,586
                                                                                     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to developments in progress.....................................       (4,781)      (5,888)
      Purchase of commercial real estate.........................................     (72,691)          --
      Additions to commercial real estate properties.............................      (7,627)     (14,916)
      Additions to furniture, fixtures and equipment.............................         (68)         (89)
      Payment of leasing costs...................................................      (4,584)      (4,787)
      Distributions from investments in real estate joint ventures...........              68          117
      Proceeds from sales of real estate.........................................      18,450           --
                                                                                     --------     --------
      Net cash used in investing activities......................................     (71,233)     (25,563)
                                                                                     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock net of issuance costs...............     149,490           --
      Proceeds from options exercised............................................      13,288
      Repurchases of common stock................................................          --       (4,538)
      Principal payments on secured borrowings...................................      (2,909)      (2,881)
      Payment of loan and equity issuance costs..................................      (2,635)         (29)
      Proceeds from issuance of senior unsecured notes...........................     150,000           --
      Repayment of senior unsecured notes........................................    (100,000)          --
      Proceeds from unsecured credit facility....................................      90,000       35,000
      Repayment of unsecured credit facility.....................................    (169,000)          --
      Distributions to minority partners in consolidated partnerships............      (5,093)      (5,693)
      Distributions to limited partners in the operating partnership.............        (731)      (3,089)
      Distributions to preferred unit holders....................................        (273)        (273)
      Dividends to common shareholders...........................................     (24,277)     (26,901)
      Dividends to preferred shareholders........................................      (4,998)      (5,317)
                                                                                     --------     --------
      Net cash provided by (used in) financing activities........................      92,862      (13,721)
                                                                                     --------     --------

      Net increase in cash and cash equivalents..................................      64,481          302
      Cash and cash equivalents at beginning of period...........................      22,887       30,827
                                                                                     --------     --------
      Cash and cash equivalents at end of period.................................      87,368     $ 31,129
                                                                                     ========     ========


                (see accompanying notes to financial statements)

                         RECKSON ASSOCIATES REALTY CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

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

The Company became the sole general partner of Reckson Operating Partnership, L.P. (the "Operating Partnership") by contributing substantially all of the net proceeds of the IPO in exchange for an approximate 73% interest in the Operating Partnership. At March 31, 2004, the Company's ownership percentage in the Operating Partnership was approximately 94.6%. All Properties acquired by the Company are held by or through the Operating Partnership. In conjunction with the IPO, the Operating Partnership executed various option and purchase agreements whereby it issued common units of limited partnership interest in the Operating Partnership ("OP Units") to certain continuing investors in exchange for (i) interests in certain property partnerships, (ii) fee simple and leasehold interests in properties and development land, (iii) certain other business assets and (iv) 100% of the non-voting preferred stock of Reckson Management Group, Inc. and Reckson Construction Group, Inc.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated financial position of the Company, the Operating Partnership and the Service Companies (as defined below) at March 31, 2004 and December 31, 2003 and the results of their operations and their cash flows for the three months ended March 31, 2004 and 2003. The Operating Partnership's investments in majority owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners' interest. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest. Such investments are reflected in the accompanying financial statements on the equity method of accounting. The Service Companies which provide management, development and construction services to the Company and the Operating Partnership are Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction Group New York, Inc., Reckson Construction Group, Inc. and Reckson Construction & Development LLC (the "Service Companies"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Reckson Construction Group, Inc., Reckson Construction Group New York, Inc. and Reckson Construction & Development LLC use the percentage-of-completion method for recording amounts earned on their contracts. This method records amounts earned as revenue in the proportion that actual costs incurred to date bear to the estimate of total costs at contract completion.

Minority partners' interests in consolidated partnerships represent a 49% non-affiliated interest in RT Tri-State LLC, owner of a seven property suburban office portfolio, a 40% non-affiliated interest in Omni Partners, L.P., owner of a 579,000 square foot suburban office property and a 49% non-affiliated interest in Metropolitan 919 Third Avenue, LLC, owner of the property located at 919 Third Avenue, New York, NY. Limited partners' minority interest in the Operating Partnership was approximately 5.4% and 10.5% at March 31, 2004 and 2003, respectively.

The Company follows the guidance provided for under the Financing Accounting Standards Board ("FASB") Statement No. 66, "Accounting for Sales of Real Estate" ("Statement No. 66"), which provides guidance on sales contracts that are accompanied by agreements which require the seller to develop the property in the future. Under Statement No. 66 profit is recognized and allocated to the sale of the land and the later development or construction work on the basis of estimated costs of each activity; the same rate of profit is attributed to each activity. As a result, profits are recognized and reflected over the improvement period on the basis of costs incurred (including land) as a percentage of total costs estimated to be incurred. The Company uses the percentage of completion method, as the future costs of development and profit are reliably estimated.

The accompanying interim unaudited financial statements have been prepared by the Company's management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to not make the information presented misleading. The unaudited financial statements as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2003.

The Company intends to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company will not generally be subject to corporate Federal income taxes as long as it satisfies certain technical requirements of the Code relating to composition of its income and assets and requirements relating to distributions of taxable income to shareholders.

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash balances at March 31, 2004 include approximately $50 million of the net proceeds received during the three month period ended March 31, 2004 relating to property sales, the Company's equity offering (see Note 7) and the Operating Partnership's issuance of senior unsecured notes (see Note 4).

Certain prior period amounts have been reclassified to conform to the current period presentation.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". It also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions related to the disposal of a segment of a business. The Company adopted Statement No. 144 on January 1, 2002. The adoption of this statement did not have a material effect on the results of operations or the financial position of the Company. The adoption of Statement No. 144 does not have an impact on net income allocable to common shareholders. Statement No. 144 only impacts the presentation of the results of operations and gain on sales of depreciable real estate assets for those properties sold or held for sale during the period within the consolidated statements of income.

On July 1, 2001 and January 1, 2002, the Company adopted FASB Statement No.141, "Business Combinations" and FASB Statement No. 142, "Goodwill and Other Intangibles", respectively. As part of the acquisition of real estate assets, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and building improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, and value of tenant relationships, based in each case on their fair values. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. If the Company incorrectly estimates the values at acquisition or the undiscounted cash flows, initial allocation of purchase price and future impairment charges may be different.

Effective January 1, 2002 the Company has elected to follow FASB Statement No. 123, "Accounting for Stock Based Compensation". Statement No.123 requires the use of option valuation models which determine the fair value of the option on the date of the grant. All future employee stock option grants will be expensed over the options' vesting periods based on the fair value at the date of the grant in accordance with Statement No. 123. The Company expects minimal financial impact from the adoption of Statement No. 123. To determine the fair value of the stock options granted, the Company uses a Black-Scholes option pricing model. Prior to the adoption of Statement No. 123, the Company had applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans and reported pro forma disclosures in its Form 10-K filings by estimating the fair value of options issued and the related expense in accordance with Statement No. 123.

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

The following table sets forth the Company's pro forma information for its common stockholders for the three month periods ended March 31, 2004 and 2003 (in thousands except earnings per share data):

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                            ------------------
                                                            2004          2003
                                                            ----          ----
Net income as reported..................................  $15,964        $6,595
Add:  Stock option expense included in net income ......        1             1
Less:  Stock option expense determined under fair
     value recognition method for all awards............       92            90
                                                          -------        ------
Pro forma net income ...................................  $15,873        $6,506
                                                          =======        ======
Net income per share as reported:
     Basic..............................................  $    26        $   14
                                                          =======        ======
     Diluted............................................  $    26        $   14
                                                          =======        ======

Pro forma net income per share:
     Basic..............................................  $    26        $   13
                                                          =======        ======
     Diluted............................................  $    26        $   13
                                                          =======        ======

The fair value for those options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                            2004          2003
                                                            ----          ----
Risk free interest rate...................................   3.0%          3.0%
Dividend yield ...........................................  7.16%         7.38%
Volatility factor of the expected market price of
     the Company's Class A common stock...................  .191          .197
Weighted average expected option life (in years)..........   5.0           5.0

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which explains how to identify variable interest entities ("VIEs") and how to assess whether to consolidate such entities. The initial determination of whether an entity qualifies as a VIE shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date of a triggering event, as defined. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. In December 2003 the FASB issued FIN 46R, deferring the effective date until the period ending March 31, 2004 for interests held by public companies in VIEs created before February 1, 2003, which were non-special purpose entities. The Company adopted FIN 46R during the period ended March 31, 2004. The Company has determined that its consolidated and unconsolidated subsidiaries do not represent VIEs requiring consolidation pursuant to such interpretation. The Company will continue to monitor any changes in circumstances relating to certain of its consolidated and unconsolidated joint ventures which could result in a change in the Company's consolidation policy.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("Statement No. 150"). Statement No. 150 is effective for financial instruments entered into or modified after May 15, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The adoption of Statement No. 150 did not have a material effect on the Company's financial position or results of operations.

3. MORTGAGE NOTES PAYABLE

As of March 31, 2004, the Company had approximately $968.7 million of mortgage notes payable, which mature at various times between 2004 and 2027. The notes are secured by 20 properties with an aggregate carrying value of approximately $1.83 billion which are pledged as collateral against the mortgage notes payable. In addition, approximately $43.8 million of the $968.7 million is recourse to the Company and certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and / or the Company.

The following table sets forth the Company's mortgage notes payable as of March 31, 2004, by scheduled maturity date (dollars in thousands):

                                                  Principal       Interest        Maturity        Amortization
Property                                         Outstanding        Rate            Date          Term (Years)
--------                                         -----------      --------        --------        ------------
1185 Avenue of the Americas, NY, NY               $250,000          4.95%        August, 2004     Interest only
395 North Service Road, Melville, NY                19,199          6.45%       October, 2005     $34 per month
200 Summit Lake Drive, Valhalla, NY                 18,822          9.25%       January, 2006           25
1350 Avenue of the Americas, NY, NY                 73,631          6.52%          June, 2006           30
Landmark Square, Stamford, CT (a)                   43,750          8.02%       October, 2006           25
100 Summit Lake Drive, Valhalla, NY                 17,353          8.50%         April, 2007           15
333 Earle Ovington Blvd, Mitchel Field, NY (b)      52,609          7.72%        August, 2007           25
810 Seventh Avenue, NY, NY (e)                      80,910          7.73%        August, 2009           25
100 Wall Street, NY, NY (e)                         35,061          7.73%        August, 2009           25
6900 Jericho Turnpike, Syosset, NY                   7,197          8.07%          July, 2010           25
6800 Jericho Turnpike, Syosset, NY                  13,636          8.07%          July, 2010           25
580 White Plains Road, Tarrytown, NY                12,421          7.86%     September, 2010           25
919 Third Ave, NY, NY (c)                          243,557          6.87%        August, 2011           30
One Orlando Center, Orlando, FL (d)                 37,600          6.82%      November, 2027           28
120 West 45th Street, NY, NY (d)                    62,980          6.82%      November, 2027           28
                                                  --------          ----

Total/Weighted Average                            $968,726          6.65%
                                                  ========

------------------------
    (a)  Encompasses six Class A office properties.
    (b) The Company has a 60% general partnership interest in this property and its proportionate share of the aggregate principal amount is approximately $31.6 million.
    (c) The Company has a 51% membership interest in this property and its proportionate share of the aggregate principal amount is approximately $124.2 million.
    (d) Subject to interest rate adjustment on November 1, 2004 to the greater of 8.82% per annum or the yield on non-callable U.S. treasury obligations with a term of fifteen years plus 2% per annum. The Company has the ability to pre-pay the loan at that time. In addition, these properties are cross-collateralized.
    (e)  These properties are cross-collateralized.
    (f) Such rate is based on the greater of one month LIBOR or 2.15% plus a weighted average spread of approximately 2.80%. An interest rate hedge agreement was acquired to limit exposure to increases in LIBOR above 5.825%.

In addition, the Company has a 60% interest in an unconsolidated joint venture property. The Company's share of the mortgage debt at March 31, 2004 is approximately $7.8 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005 at which time the Company's share of the mortgage debt will be approximately $6.9 million.

On March 19, 2004, the Company entered into two anticipatory interest rate hedge instruments which are scheduled to coincide with an August 2004 debt maturity, totaling approximately $100 million, to protect itself against potentially rising interest rates. At March 31, 2004, the fair value of these instruments reasonably approximate their carrying value.

4. SENIOR UNSECURED NOTES

On January 22, 2004, the Operating Partnership issued $150 million of seven-year 5.15% (5.196% effective rate) senior unsecured notes. Prior to the issuance of these notes the Company entered into several anticipatory interest rate hedge instruments to protect itself against potentially rising interest rates. At the time the notes were issued the Company incurred a net cost of approximately $980,000 to settle these instruments. Such costs will be amortized over the term of the notes. Net proceeds of approximately $148 million received from this issuance were used to repay outstanding borrowings under the Credit Facility (as defined below) and to invest in short-term liquid investments.

On March 15, 2004, the Company repaid $100 million of the Operating Partnership's 7.4% senior unsecured notes at maturity.

As of March 31, 2004, the Operating Partnership had outstanding approximately $549.1 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures by scheduled maturity date (dollars in thousands):

                        FACE
    ISSUANCE           AMOUNT       COUPON RATE      TERM          MATURITY
    --------           ------       -----------      ----          --------
  June 17, 2002       $ 50,000          6.00%       5 years       June 15, 2007
 August 27, 1997       150,000          7.20%      10 years     August 28, 2007
 March 26, 1999        200,000          7.75%      10 years     March 15, 2009
January 22, 2004       150,000          5.15%       7 years     January 15, 2011
                      --------
                      $550,000
                      --------

Interest on the Senior Unsecured Notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates. In addition, certain of the Senior Unsecured Notes were issued at discounts aggregating $1,231,000. Such discounts are being amortized over the term of the Senior Unsecured Notes to which they relate.

5. UNSECURED CREDIT FACILITY

The Company currently has a $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and Citicorp North America, Inc. and Wachovia Bank, National Association, as co-documentation agents. The Credit Facility matures in December 2005, contains options for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. As of March 31, 2004, based on a pricing grid of the Operating Partnership's unsecured debt ratings, borrowings under the Credit Facility were priced off LIBOR plus 90 basis points and the Credit Facility carried a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership's unsecured credit ratings the interest rates and facility fee are subject to change. At March 31, 2004, the outstanding borrowings under the Credit Facility aggregated $90 million and carried a weighted average interest rate of 1.99%.

The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At March 31, 2004, the Company had availability under the Credit Facility to borrow approximately an additional $410 million, subject to compliance with certain financial covenants.

In connection with the acquisition of certain properties, contributing partners of such properties have provided guarantees on indebteness of the Company. As a result, the Company maintains certain outstanding balances on its Credit Facility.

In accordance with the provisions of FASB Statement No. 144, the Company allocated $0 and approximately $2.6 million of its unsecured corporate interest expense to discontinued operations for the three month periods ended March 31, 2004 and 2003, respectively.

6. COMMERCIAL REAL ESTATE INVESTMENTS

As of March 31, 2004, the Company owned and operated 77 office properties (inclusive of ten office properties owned through joint ventures) comprising approximately 14.6 million square feet, 11 industrial / R&D properties comprising approximately 1.1 million square feet and one retail property comprising approximately 9,000 square feet located in the Tri-State Area.

As of March 31, 2004, the Company also owned approximately 313 acres of land in 12 separate parcels of which the Company can develop approximately 3.0 million square feet of office space. The Company is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of March 31, 2004, the Company had invested approximately $161.6 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values. As of March 31, 2004, the Company has capitalized approximately $2.8 million related to real estate taxes, interest and other carrying costs related to these development projects. In October 2003, the Company entered into a contract to sell a 113 acre land parcel located in New Jersey. The contract provides for a sales price ranging from $18 million to $36 million. The sale is contingent upon obtaining zoning for residential use of the land and other customary approvals. The proceeds ultimately received from such sale will be based upon the number of residential units permitted by the rezoning. The cost basis of the land parcel at March 31, 2004 was approximately $2.7 million. The closing is scheduled to occur upon the rezoning, which is anticipated to occur within 12 to 24 months. A second contract to sell a separate parcel of land was signed in October 2003. That contract was subsequently cancelled. During February 2004, a 3.9 acre land parcel located on Long Island was condemned by the Town of Oyster Bay. As consideration for the condemnation the Company anticipates it will initially receive approximately $1.8 million. The Company's cost basis in this land parcel at March 31, 2004 was approximately $1.4 million. The Company is currently contesting this valuation and seeking payment of additional consideration from the Town of Oyster Bay but there can be no assurances that the Company will be successful in obtaining any such additional consideration.

In November 2003, the Company disposed of all but three of its 95 property, 5.9 million square foot, Long Island industrial building portfolio to members of the Rechler family (the "Disposition") for approximately $315.5 million, comprised of $225.1 million in cash and debt assumption and 3,932,111 OP Units valued at approximately $90.4 million. Approximately $204 million of cash sales proceeds from the Disposition were used to repay borrowings under the Credit Facility. For information concerning certain litigation pertaining to this transaction see
Part II-Other Information; Item 1. Legal Proceedings of this Form 10-Q.

In January 2004, the Company sold a 104,000 square foot office property located on Long Island for approximately $18.5 million. Net proceeds from the sale were used to repay borrowings under the Credit Facility. As a result, the Company recorded a net gain of approximately $5.2 million, net of limited partners' minority interest. In accordance with FASB Statement No. 144, such gain has been reflected in discontinued operations on the Company's consolidated statement of income for the three month period ended March 31, 2004.

In January 2004, the Company acquired 1185 Avenue of the Americas, a 42-story,
1.1 million square foot Class A office tower, located between 46th and 47th Streets in New York, NY for $321 million. In connection with this acquisition, the Company assumed a $202 million mortgage and $48 million of mezzanine debt. The balance of the purchase price was paid through an advance under the Credit Facility. The floating rate mortgage and mezzanine debt both mature in August 2004 and presently have a weighted average interest rate of 4.95%. Such rate is based on the greater of one month LIBOR or 2.15% plus a weighted average spread of approximately 2.80%. An interest rate hedge agreement was acquired to limit exposure to increases in LIBOR above 5.825%. The property is also encumbered by a ground lease which has a remaining term of approximately 40 years with rent scheduled to be re-set at the end of 2005 and then remain constant for the balance of the term. There can be no assurances as to the outcome of the rent re-set process. In accordance with FASB Statement No. 141, "Business Combinations", the Company allocated and recorded net deferred intangible lease income of approximately $14.2 million, representing the net value of acquired above and below market leases, assumed lease origination costs and other value of in-place leases. The net value of the above and below market leases is amortized over the remaining terms of the respective leases to rental income which amounted to approximately $1.8 million for the three month period ended March 31, 2004. In addition, amortization expense on the value of lease origination costs was approximately $527,000. At acquisition, there were 31 in-place leases aggregating approximately one million square feet with a weighted average remaining lease term of approximately 6 years.

In April 2004, the Company sold a 175,000 square foot office building located on Long Island for approximately $30 million, of which the Company owned a 51% interest, and a wholly owned 9,000 square foot retail property for approximately $2.8 million. Net proceeds from these sales are currently being held in short-term, liquid investments. In addition, the Company completed the sale on two of the remaining three properties from the Disposition for approximately $5.8 million. Proceeds from the sale were used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to
Section 1031 of the Code (a "Section 1031 Exchange"). A Section 1031 Exchange allows for the deferral of taxes related to the gain attributable to the sale of property if qualified replacement property is identified within 45 days and such qualified replacement property is then acquired within 180 days from the initial sale. There can be no assurances that the Company will meet the requirements of
Section 1031 by identifying and acquiring qualified replacement properties in the required time frame, in which case the Company would incur the tax liability on the capital gain realized of approximately $1.5 million. The disposition of the other industrial property, which is subject to certain environmental issues, is conditioned upon the approval of the buyer's lender, which has not been obtained. As a result, the Company may not dispose of this property as part of the Disposition. Management believes that if the Company were to continue to hold this property, the cost to address the environmental issues would not have a material adverse effect on the Company, but there can be no assurance in this regard.

During February 2003, the Company, through Reckson Construction Group, Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, New York and was retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction closed on March 11, 2003 and development of the aforementioned office building is near completion. In accordance with FASB Statement No. 66, the Company has estimated its book gain, before taxes, on this land sale and build-to-suit transaction to be approximately $23.7 million, of which $4.6 million and $5.8 million has been recognized during the three month periods ended March 31, 2004 and 2003, respectively, and is included in investment and other income on the accompanying consolidated statements of income. Approximately $300,000 is estimated to be earned in future periods when the development is completed.

The Company holds a $17.0 million note receivable, which bears interest at 12% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, New York (the "Omni Note"). The Company currently owns a 60% majority partnership interest in Omni Partners, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. As of March 31, 2004, the Company held a $15 million participating interest in a $30 million junior mezzanine loan which is secured by a pledge of an indirect ownership interest of an entity which owns the ground leasehold estate under a 1.1 million square foot office complex located on Long Island, New York (the "Mezz Note"). During April 2004, the Company acquired the remaining interest in the Mezz Note for approximately $15.5 million. The Mezz Note matures in September 2005, currently bears interest at 12.68%, and the borrower has the right to extend for three additional one-year periods. The Company also holds three other notes receivable aggregating $21.5 million which bear interest at rates ranging from 10.5% to 12% per annum. These notes are secured in part by a minority partner's preferred unit interest in the Operating Partnership, an interest in real property and a personal guarantee (the "Other Notes" and collectively with the Omni Note and the Mezz Note, the "Note Receivable Investments"). During April 2004, approximately $2.7 million of the Other Notes were repaid by the minority partner exchanging, and the Operating Partnership redeeming, approximately 3,081 preferred units. The preferred units were redeemed at a par value of $3.1 million. Approximately $400,000 of the redemption proceeds was used to offset interest due from the minority partner under the Other Notes and for prepaid interest. As of March 31, 2004, management has made subjective assessments as to the underlying security value on the Company's Note Receivable Investments. These assessments indicate an excess of market value over the carrying value related to the Company's Note Receivable Investments. Based on these assessments the Company's management believes there is no impairment to the carrying value related to the Company's Note Receivable Investments.

The Company also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Company's initial New York City portfolio acquisition. This property is cross-collateralized under a $100.6 million mortgage note payable along with one of the Company's New York City buildings. The Company has the right to prepay this note in November 2004, prior to its maturity.

The Company also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV"), which it manages. As of March 31, 2004, the 520JV had total assets of $20 million, a mortgage note payable of $11.8 million and other liabilities of $549,000. The Company's allocable share of the 520JV mortgage note payable is approximately $7.8 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. The operating agreement of the 520JV requires joint decisions from all members on all significant operating and capital decisions including sale of the property, refinancing of the property's mortgage debt, development and approval of leasing strategy and leasing of rentable space. As a result of the decision-making participation relative to the operations of the property, the Company accounts for the 520JV under the equity method of accounting. In accordance with the equity method of accounting the Company's proportionate share of the 520JV income was approximately $114,000 and $106,000 for the three month periods ended March 31, 2004 and 2003, respectively.

During September 2000, the Company formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed nine Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV which was then distributed to the Company. In August 2003, the Company acquired TIAA's 49% interest in the property located at 275 Broadhollow Road, Melville, NY, for approximately $12.4 million. In addition, as previously discussed, the Tri-State JV sold a 175,000 square foot office building located on Long Island for approximately $30 million during April 2004. Net proceeds from this sale were distributed to the members of the Tri-State JV. As a result of these transactions, the Tri-State JV owns seven Class A suburban office properties aggregating approximately 1.2 million square feet. The Company is responsible for managing the day-to-day operations and business affairs of the Tri-State JV and has substantial rights in making decisions affecting the properties such as leasing, marketing and financing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Company consolidates the Tri-State JV.

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

7.       STOCKHOLDERS' EQUITY

An OP Unit and a share of common stock have essentially the same economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership. Subject to certain holding periods, OP Units may either be redeemed for cash or, at the election of the Company, exchanged for shares of common stock on a one-for-one basis. The OP Units currently receive a quarterly distribution of $.4246 per unit. As of March 31, 2004, the Operating Partnership had issued and outstanding 3,084,708 Class A OP Units and 465,845 Class C OP Units. The Class C OP Units were issued in August 2003 in connection with the contribution of real property to the Operating Partnership and currently receive a quarterly distribution of $.4664 per unit

During March, 2004, the Board of Directors of the Company declared the following dividends on the Company's securities:

                                                                                                         ANNUALIZED
                             DIVIDEND /         RECORD              PAYMENT            THREE MONTHS      DIVIDEND /
         SECURITY           DISTRIBUTION         DATE                DATE                  ENDED         DISTRIBUTION
         --------           ------------        ------              -------            ------------      ------------
Common stock                  $ .4246       April 6, 2004       April 19, 2004        March 31, 2004      $ 1.6984
Series A preferred stock      $ .4766       April 14, 2004      April 30, 2004        April 30, 2004      $ 1.9063

On November 25, 2003 the Company exchanged all of its 9,915,313 outstanding shares of Class B common stock for an equal number of shares of its common stock. The Board of Directors declared a final cash dividend on the Company's Class B common stock to holders of record on November 25, 2003 in the amount of $.1758 per share which was paid on January 12, 2004. This payment covered the period from November 1, 2003 through November 25, 2003 and was based on the previous quarterly Class B common stock dividend rate of $.6471 per share. In order to align the regular quarterly dividend payment schedule of the former holders of Class B common stock with the schedule of the holders of common stock for periods subsequent to the exchange date for the Class B common stock, the Board of Directors also declared a cash dividend with regard to the common stock to holders of record on October 14, 2003 in the amount of $.2585 per share which was paid on January 12, 2004. This payment covered the period from October 1, 2003 through November 25, 2003 and was based on the current quarterly common stock dividend rate of $.4246 per share. As a result, the Company declared dividends through November 25, 2003 to all holders of common stock and Class B common stock. The Board of Directors also declared the common stock cash dividend for the portion of the fourth quarter subsequent to November 25, 2003. The holders of record of common stock on January 2, 2004, giving effect to the exchange transaction, received a dividend on the common stock in the amount of $.1661 per share on January 12, 2004. This payment covered the period from November 26, 2003 through December 31, 2003 and was based on the current quarterly common stock dividend rate of $.4246 per share.

During the three month period ended March 31, 2004, approximately 630,000 shares of the Company's common stock was issued in connection with the exercise of outstanding options to purchase stock under its stock option plans resulting in proceeds to the Company of approximately $13.3 million.

During the quarter ended March 31, 2004, the Operating Partnership issued $150 million of seven-year 5.15% (5.196% effective rate) senior unsecured notes. The Company also completed an equity offering of 5.5 million shares of its common stock raising approximately $149.5 million, net of an underwriting discount, or $27.18 per share.

Prior to the issuance of the senior unsecured notes the Company entered into several anticipatory interest rate hedge instruments to protect itself against potentially rising interest rates. At the time the senior unsecured notes were issued the Company incurred a net cost of approximately $980,000 to settle these instruments. Such costs will be amortized over the term of the senior unsecured notes.

Net proceeds received from these transactions were used to repay outstanding borrowings under the Credit Facility, repay $100 million of the Operating Partnership's 7.4% senior unsecured notes and to invest in short-term liquid investments.

The Board of Directors of the Company authorized the purchase of up to five million shares of the Company's common stock. Transactions conducted on the New York Stock Exchange will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. Since the Board's authorization, the Company has purchased 3,318,600 shares of its common stock for an aggregate purchase price of approximately $71.3 million. No purchases were made during the three months ended March 31, 2004.

The Board of Directors of the Company also formed a pricing committee to consider purchases of up to $75 million of the Company's outstanding preferred securities.

On March 31, 2004, the Company had issued and outstanding 8,834,500 shares of 7.625% Series A Convertible Cumulative Preferred Stock (the "Series A preferred stock"). The Series A preferred stock is redeemable by the Company on or after April 13, 2004 at a price of approximately $25.7625 per share with such price decreasing, at annual intervals, to $25.00 per share on April 13, 2008. In addition, the Series A preferred stock, at the option of the holder, is convertible at any time into the Company's common stock at a price of $28.51 per share.

On January 1, 2004, the Company had issued and outstanding two million shares of Series B Convertible Cumulative Preferred Stock (the "Series B preferred stock"). The Series B preferred stock was redeemable by the Company as follows:
(i) on or after June 3, 2003 to and including June 2, 2004, at $25.50 per share and (ii) on or after June 3, 2004 and thereafter, at $25.00 per share. The Series B preferred stock, at the option of the holder, was convertible at any time into the Company's common stock at a price of $26.05 per share. On January 16, 2004, the Company exercised its option to redeem the two million shares of outstanding Series B preferred stock for approximately 1,958,000 shares of its common stock. As a result of this redemption, based on current common dividend rates, annual net dividends will decrease by approximately $1.1 million.

As of March 31, 2004, the Operating Partnership had issued and outstanding approximately 19,662 preferred units of limited partnership interest with a liquidation preference value of $1,000 per unit and a current annualized distribution of $55.60 per unit. These units were issued in 1998 in connection with the contribution of real property to the Operating Partnership. On April 12, 2004, the holder of these units gave notice to the Operating Partnership to convert approximately 3,081 of these units. The Operating Partnership has elected to redeem these units for approximately $3.1 million, including accrued and unpaid dividends which will be applied to amounts owed from the unit holder under the Other Notes.

The Company had historically structured long term incentive programs ("LTIP") using restricted stock and stock loans. In July 2002, as a result of certain provisions of the Sarbanes Oxley legislation, the Company discontinued the use of stock loans in its LTIP. In connection with LTIP grants made prior to the enactment of the Sarbanes Oxley legislation the Company made stock loans to certain executive and senior officers to purchase 1,372,393 shares of its common stock at market prices ranging from $18.44 per share to $27.13 per share. The stock loans were set to bear interest at the mid-term Applicable Federal Rate and were secured by the shares purchased. Such stock loans (including accrued interest) were scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon vesting periods ranging from four to ten years based on continued service and in part on attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. As of March 31, 2004, and giving effect to the settlement of the employment contracts of certain former executive officers, there remains 233,143 shares of common stock subject to the original stock loans which are anticipated to vest between 2004 and 2011. Approximately $308,000 and $1.1 million of compensation expense was recorded for the three month periods ended March 31, 2004 and 2003, respectively, related to these LTIP. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

The outstanding stock loan balances due from executive and senior officers aggregated approximately $4.9 million at March 31, 2004, and have been included as a reduction of additional paid in capital on the accompanying consolidated balance sheets. Other outstanding loans to executive and senior officers at March 31, 2004 amounted to approximately $2.3 million primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

In November 2002 and March 2003 an award of rights was granted to certain executive officers of the Company (the "2002 Rights" and "2003 Rights", respectively, and collectively, the "Rights"). Each Right represents the right to receive, upon vesting, one share of common stock if shares are then available for grant under one of the Company's stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights will vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights will be earned as of March 13, 2005 and will vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the Rights. The 2002 Rights aggregate 190,524 shares of the Company's common stock and the 2003 Rights aggregate 60,760 shares of common stock. As of March 31, 2004, and giving effect to the settlement of the employment contracts of certain former executive officers, there remains 47,126 shares of common stock related to the 2002 Rights and 26,040 shares of common stock related to the 2003 Rights. During the three month periods ended March 31, 2004 and 2003, respectively, the Company recorded approximately $101,000 and $216,000 of compensation expense related to the Rights. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

In March 2003, the Company established a new LTIP for its executive and senior officers. The four-year plan has a core award, which provides for annual stock based compensation based upon continued service and in part based on attaining certain annual performance measures. The plan also has a special outperformance award, which provides for compensation to be earned at the end of a four-year period if the Company attains certain four-year cumulative performance measures. Amounts earned under the special outperformance award may be paid in cash or stock at the discretion of the Compensation Committee of the Board. Performance measures are based on total shareholder returns on a relative and absolute basis. On March 13, 2003, the Company made available 1,106,324 shares of its common stock under its existing stock option plans in connection with the core award of this LTIP for ten of its executive and senior officers. On March 13, 2004, the Company met its annual performance measure with respect to the prior annual period. As a result, the Company issued to the participants approximately 207,000 shares of its common stock related to the core component of this LTIP. As of March 31, 2004, and giving effect to the settlement of the employment contracts of certain former executive officers, there remains 620,832 shares of common stock reserved for future issuance under the core award of this LTIP. With respect to the core award of this LTIP, the Company recorded approximately $699,000 and $268,000 of compensation expense for the three month periods ended March 31, 2004 and 2003, respectively. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income. Further, no provision will be made for the special outperformance award of this LTIP until such time as achieving the requisite performance measures is determined to be probable.

Basic net income per share on the Company's common stock was calculated using the weighted average number of shares outstanding of 61,363,097 and 48,200,946 for the three months ended March 31, 2004 and 2003, respectively.

For the three month period ended March 31, 2003, basic net income per share on the Company's Class B common stock was calculated using the weighted average number of shares outstanding of 9,915,313.

The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted net income per weighted average common share and the computation of basic and diluted net income per weighted average share for the Company's common stock (in thousands except for earnings per share data):

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                    ------------------
                                                                                    2004          2003
                                                                                    ----          ----
Numerator:
     Income before discontinued operations, dividends to preferred
         shareholders and (income) allocated to Class B shareholders............  $14,638       $11,071
     Discontinued operations (net of share applicable to limited
         partners, minority interests and Class B shareholders).................    5,586         2,215
     Dividends to preferred shareholders........................................   (4,260)       (5,317)
     (Income) allocated to Class B common shareholders..........................       --        (1,374)
                                                                                  -------       -------
Numerator for basic and diluted earnings per common share.......................  $15,964       $ 6,595
                                                                                  =======       =======

Denominator:
     Denominator for basic earnings per share - weighted average
         common shares..........................................................   61,363        48,201
     Effect of dilutive securities:
         Common stock equivalents...............................................      355           119
                                                                                  -------       -------
Denominator for diluted earnings per common share - adjusted
         weighted average shares and assumed conversions........................   61,718        48,320
                                                                                  =======       =======

Basic earnings per weighted average common share:
     Income from continuing operations..........................................  $   .17       $   .09
     Discontinued operations....................................................      .09           .05
                                                                                  -------       -------
     Net income per common share................................................  $   .26       $   .14
                                                                                  =======       =======

Diluted earnings per weighted average common share:
     Income from continuing operations..........................................  $   .17       $   .09
     Discontinued operations....................................................      .09           .05
                                                                                  -------       -------
     Diluted net income per common share........................................  $   .26       $   .14
                                                                                  =======       =======

The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted net income per weighted average common share and the computation of basic and diluted net income per weighted average share for the Company's Class B common stock (in thousands except for earnings per share data):

                                                                                      THREE MONTHS ENDED
                                                                                        MARCH 31, 2003
                                                                                      ------------------
Numerator:
     Income before discontinued operations, dividends to preferred
            shareholders and (income) allocated to common shareholders.......               $11,071
     Discontinued operations (net of share applicable to limited
           partners and common shareholders).................................                   694
     Dividends to preferred shareholders.....................................                (5,317)
     (Income) allocated to common shareholders...............................                (4,380)
                                                                                            -------
Numerator for basic earnings per Class B common share........................                 2,068
Add back:
     Income allocated to common shareholders.................................                 6,595
     Limited partner's minority interest in the operating partnership........                   996
                                                                                            -------
Numerator for diluted earnings per Class B common share......................               $ 9,659
                                                                                            =======

Denominator:

     Denominator for basic earnings per share-weighted average Class B
           common shares.....................................................                 9,915
     Effect of dilutive securities:
       Weighted average common shares outstanding............................                48,201
       Weighted average OP Units outstanding.................................                 7,276
       Common stock equivalents..............................................                   119
                                                                                            -------
Denominator for diluted earnings per Class B common share -
           adjusted weighted average shares and assumed conversions..........                65,511
                                                                                            =======

Basic earnings per weighted average common share:
     Income from continuing operations.......................................               $   .14
     Discontinued operations.................................................                   .07
                                                                                            -------
     Net income per Class B common share.....................................               $   .21
                                                                                            =======

Diluted earnings per weighted average common share:
     Income from continuing operations.......................................               $   .14
     Discontinued operations.................................................                   .01
                                                                                            -------
     Diluted net income per Class B common share.............................               $   .15
                                                                                            =======

8. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (IN THOUSANDS)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            ------------------
                                                            2004          2003
                                                            ----          ----
   Cash paid during the period for interest.............  $31,501       $30,076
                                                          -------       -------
   Interest capitalized during the period ..............  $ 2,072       $ 1,854
                                                          -------       -------

9. SEGMENT DISCLOSURE

The Company owns all of the interests in its real estate properties directly or indirectly through the Operating Partnership. The Company's portfolio consists of Class A office properties located within the New York City metropolitan area and Class A suburban office properties located and operated within the Tri-State Area (the "Core Portfolio"). The Company's portfolio also includes one office property located in Orlando, Florida. The Company has formed an Operating Committee that reports directly to the President and Chief Financial Officer who have been identified as the Chief Operating Decision Makers due to their final authority over resource allocation, decisions and performance assessment.

The Company does not consider (i) interest incurred on its Credit Facility and Senior Unsecured Notes, (ii) the operating performance of the office property located in Orlando, Florida, (iii) the operating performance of those properties reflected as discontinued operations in the Company's consolidated statements of income, and (iv) the operating results of the Service Companies as part of its Core Portfolio's property operating performance for purposes of its component disclosure set forth below.

The accounting policies of the reportable segments are the same as those described in the summary of significant account policies. In addition, amounts reflected have been adjusted to give effect to the Company's discontinued operations in accordance with FASB Statement No. 144.

The following table sets forth the components of the Company's revenues and expenses and other related disclosures (in thousands):

                                                                  Three months ended or as of
                                                                  ---------------------------
                                                     March 31, 2004                           March 31, 2003
                                                     --------------                           --------------
                                             Core                   CONSOLIDATED        Core                 CONSOLIDATED
                                           Portfolio      Other        TOTALS        Portfolio     Other        TOTALS
                                           ---------      -----     ------------     ---------     -----     ------------
REVENUES:
Base rents, tenant
  escalations and reimbursements........   $  127,314   $    1,991      $  129,305       $  107,135     $  1,801    $  108,936
Interest, investment and other income...        1,425        4,238           5,663              701        6,558         7,259
                                           ----------   ----------      ----------       ----------     --------    ----------
Total Revenues..........................      128,739        6,229         134,968          107,836        8,359       116,195
                                           ----------   ----------      ----------       ----------     --------    ----------
EXPENSES:
Property operating expenses.............       50,716          768          51,484           42,552          844        43,396
Marketing, general and administrative...        4,216        2,863           7,079            3,984        3,593         7,577
Interest................................       15,630       10,031          25,661           10,007       10,090        20,097
Depreciation and amortization...........       27,536        1,630          29,166           27,225        1,600        28,825
                                           ----------   ----------      ----------       ----------     --------    ----------
Total Expenses..........................       98,098       15,292         113,390           83,768       16,127        99,895
                                           ----------   ----------      ----------       ----------     --------    ----------

Income (loss) before minority
  interests, preferred dividends and
  distributions, equity in earnings
  of real estate joint ventures and
  service companies and discontinued
  operations............................   $   30,641   $   (9,063)     $   21,578       $   24,068     $ (7,768)   $   16,300
                                           ==========   ==========      ==========       ==========     ========    ==========
Total Assets............................   $2,864,793   $  272,361      $3,137,154       $2,625,518     $276,667    $2,902,185
                                           ==========   ==========      ==========       ==========     ========    ==========

10.  NON-CASH INVESTING & FINANCING ACTIVITIES

In January 2004, in connection with the Company's acquisition of 1185 Avenue of the Americas, New York, NY, the Company assumed a $202 million mortgate note payable and $48 million of mezzanine debt (see Note 6).

11. RELATED PARTY TRANSACTIONS

In connection with the Disposition, four of the five remaining options (the "Remaining Option Properties") granted to the Company at the time of the IPO to purchase interests in properties owned by Rechler family members were terminated. In return the Company received an aggregate payment from the Rechler family members of $972,000. Rechler family members have also agreed to extend the term of the remaining option on the property located at 225 Broadhollow Road, Melville, New York (the Company's current headquarters) for five years and to release the Company from approximately 15,500 square feet under its lease at this property. In connection with the restructuring of the remaining option the Rechler family members paid the Company $1 million in return for the Company's agreement not to exercise the option during the next three years. As part of the agreement, the exercise price of the option payable by the Company was increased by $1 million.

In addition, in April 2004, the Company completed the sale to the Rechler family two of the three properties remaining in connection with the Disposition (see
Note 6).

As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Code. During the three month periods ended March 31, 2004 and 2003, Reckson Construction Group, Inc. or its successor, Reckson Construction & Development, LLC billed approximately $461,000 and $125,100, respectively, of market rate services and Reckson Management Group, Inc. billed approximately $66,000 and $71,000, respectively, of market rate management fees to the Remaining Option Properties.

Reckson Management Group, Inc. leases approximately 26,000 square feet of office space at a Remaining Option Property located at 225 Broadhollow Road, Melville, New York for its corporate offices at an annual base rent of approximately $760,000. The Company had also entered into a short term license agreement at the property for 6,000 square feet of temporary space which expired in January 2004. Reckson Management Group, Inc. also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $75,000.

A company affiliated with an Independent Director of the Company leases 15,566 square feet in a property owned by the Company at an annual base rent of approximately $447,000.

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). RSVP is a real estate venture capital fund which invested primarily in real estate and real estate operating companies outside the Company's core office and industrial / R&D focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of March 31, 2004 approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of March 31, 2004, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million.

A committee of the Board of Directors, comprised solely of independent directors, considers any actions to be taken by the Company in connection with the FrontLine Loans and its investments in joint ventures with RSVP. During the third quarter of 2001, the Company noted a significant deterioration in FrontLine's operations and financial condition and, based on its assessment of value and recoverability and considering the findings and recommendations of the committee and its financial advisor, the Company recorded a $163 million valuation reserve charge, inclusive of anticipated costs, in its consolidated statements of operations relating to its investments in the FrontLine Loans and joint ventures with RSVP. The Company has discontinued the accrual of interest income with respect to the FrontLine Loans. The Company has also reserved against its share of GAAP equity in earnings from the RSVP controlled joint ventures funded through the RSVP Commitment until such income is realized through cash distributions.

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

In April 2004, American Campus Communities, Inc. ("ACC"), a student housing company owned by RSVP and a joint venture between RSVP and a subsidiary of the Operating Partnership, filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with a proposed initial public offering ("IPO") of its common stock. RSVP and the joint venture between RSVP and a subsidiary of the Operating Partnership plan to liquidate the ownership position in ACC in connection with the IPO transaction.

As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million which was reassessed with no change by management as of March 31, 2004. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet.

Scott H. Rechler, who serves as Chief Executive Officer, President and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP.

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

Revenue Recognition and Accounts Receivable

Minimum rental revenue is recognized on a straight-line basis, which averages minimum rents over the terms of the leases. The excess of rents recognized over amounts contractually due are included in deferred rents receivable on the Company's balance sheets. The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Ancillary and other property related income is recognized in the period earned.

The Company makes estimates of the collectibility of its tenant accounts receivables related to base rents, tenant escalations and reimbursements and other revenue or income. The Company specifically analyzes tenant receivables and analyzes historical bad debts, customer credit worthiness, current economic trends, changes in customer payment terms, publicly available information and, to the extent available, guidance provided by the tenant when evaluating the adequacy of its allowance for doubtful accounts. In addition, when tenants are in bankruptcy the Company makes estimates of the expected recovery of pre-petition administrative and damage claims. In some cases, the ultimate resolution of those claims can exceed a year. These estimates have a direct impact on the Company's net income because a higher bad debt reserve results in less net income.

The Company incurred approximately $1.1 million and $2.0 million of bad debt expense during the three month periods ended March 31, 2004 and 2003, respectively, related to tenant receivables and deferred rents receivable which accordingly reduced total revenues and reported net income during the periods presented.

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

Reckson Construction Group, Inc., Reckson Construction & Development LLC, (the successor to Reckson Construction Group, Inc.) and Reckson Construction Group New York, Inc. use the percentage-of-completion method for recording amounts earned on their contracts. This method records amounts earned as revenue in the proportion that actual costs incurred to date bear to the estimate of total costs at contract completion.

Gain on sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale and the Company having no substantial continuing involvement with the buyer.

The Company follows the guidance provided for under the Financing Accounting Standards Board ("FASB") Statement No. 66, "Accounting for Sales of Real Estate" ("Statement No. 66"), which provides guidance on sales contracts that are accompanied by agreements which require the seller to develop the property in the future. Under Statement No. 66 profit is recognized and allocated to the sale of the land and the later development or construction work on the basis of estimated costs of each activity; the same rate of profit is attributed to each activity. As a result, profits are recognized and reflected over the improvement period on the basis of costs incurred (including land) as a percentage of total costs estimated to be incurred. The Company uses the percentage of completion method, as the future costs of development and profit are reliably estimated.

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

On July 1, 2001 and January 1, 2002, the Company adopted FASB Statement No.141, "Business Combinations" and FASB Statement No. 142, "Goodwill and Other Intangibles", respectively. As part of the acquisition of real estate assets, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and building improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, and value of tenant relationships, based in each case on their fair values. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. If the Company incorrectly estimates the values at acquisition or the undiscounted cash flows, initial allocation of purchase price and future impairment charges may be different.

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

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Company's net income because recognizing an impairment results in an immediate negative adjustment to net income. In determining impairment, if any, the Company has adopted FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." In accordance with the provisions of Statement No. 144, the Company allocated $0 and approximately $2.6 million of its unsecured corporate interest expense to discontinued operations for the three months ended March 31, 2004 and 2003, respectively.

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash balances at March 31, 2004 include approximately $50 million of the net proceeds received during the three month period ended March 31, 2004 relating to property sales, the Company's March 2004 equity offering and the Operating Partnership's January 2004 issuance of senior unsecured notes.

OVERVIEW AND BACKGROUND

The Company is a self-administered and self-managed real estate investment trust ("REIT") specializing in the ownership, operation, acquisition, leasing, financing, management and development of office and to a lesser extent industrial / R&D properties and also owns land for future development. The Company's growth strategy is focused on the commercial real estate markets in and around the New York City tri-state area (the "Tri-State Area"). The Company owns all of its interest in its real properties, directly or indirectly, through Reckson Operating Partnership, L.P. (the "Operating Partnership").

As of March 31, 2004, the Company owned and operated 77 office properties (inclusive of ten office properties owned through joint ventures) comprising approximately 14.6 million square feet, 11 industrial / R&D properties comprising approximately 1.1 million square feet and one retail property comprising approximately 9,000 square feet located in the Tri-State Area.

As of March 31, 2004, the Company also owned approximately 313 acres of land in 12 separate parcels of which the Company can develop approximately 3.0 million square feet of office space. The Company is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of March 31, 2004, the Company had invested approximately $161.6 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values. As of March 31, 2004, the Company has capitalized approximately $2.8 million related to real estate taxes, interest and other carrying costs related to these development projects. In October 2003, the Company entered into a contract to sell a 113 acre land parcel located in New Jersey. The contract provides for a sales price ranging from $18 million to $36 million. The sale is contingent upon obtaining zoning for residential use of the land and other customary approvals. The proceeds ultimately received from such sale will be based upon the number of residential units permitted by the rezoning. The cost basis of the land parcel at March 31, 2004 was approximately $2.7 million. The closing is scheduled to occur upon the rezoning, which is anticipated to occur within 12 to 24 months. A second contract to sell a separate parcel of land was signed in October 2003. That contract was subsequently cancelled. During February 2004, a 3.9 acre land parcel located on Long Island was condemned by the Town of Oyster Bay. As consideration from the condemnation the Company anticipates it will initially receive approximately $1.8 million. The Company's cost basis in this land parcel at March 31, 2004 was approximately $1.4 million. The Company is currently contesting this valuation and seeking payment of additional consideration from the Town of Oyster Bay but there can be no assurances that the Company will be successful in obtaining any such additional consideration.

In November 2003, the Company disposed of all but three of its 95 property, 5.9 million square foot, Long Island industrial building portfolio to members of the Rechler family (the "Disposition") for approximately $315.5 million, comprised of $225.1 million in cash and debt assumption and 3,932,111 common units of limited partnership interest in the Operating Partnership ("OP Units") valued at approximately $90.4 million. Approximately $204 million of cash sales proceeds from the Disposition were used to repay borrowings under the Credit Facility. For information concerning certain litigation matters pertaining to this transaction see Part II-Other Information; Item 1. Legal Proceedings of this Form 10-Q.

In connection with the Disposition, four of the five remaining options (the "Remaining Option Properties") granted to the Company at the time of the IPO to purchase interests in properties owned by Rechler family members were terminated. In return the Company received an aggregate payment from the Rechler family members of $972,000. Rechler family members have also agreed to extend the term of the remaining option on the property located at 225 Broadhollow Road, Melville, New York (the Company's current headquarters) for five years and to release the Company from approximately 15,500 square feet under its lease at this property. In connection with the restructuring of the remaining option the Rechler family members paid the Company $1 million in return for the Company's agreement not to exercise the option during the next three years. As part of the agreement, the exercise price of the option payable by the Company was increased by $1 million.

In January 2004, the Company sold a 104,000 square foot office property located on Long Island for approximately $18.5 million. Net proceeds from the sale were used to repay borrowings under the Company's unsecured Credit Facility. As a result, the Company recorded a net gain of approximately $5.2 million, net of limited partners' minority interest. In accordance with FASB Statement No. 144, such gain has been reflected in discontinued operations on the Company's consolidated statement of income for the three month period ended March 31, 2004.

In January 2004, the Company acquired 1185 Avenue of the Americas, a 42-story,
1.1 million square foot Class A office tower, located between 46th and 47th Streets in New York, NY for $321 million. In connection with this acquisition, the Company assumed a $202 million mortgage and $48 million of mezzanine debt. The balance of the purchase price was paid through an advance under the Credit Facility. The floating rate mortgage and mezzanine debt both mature in August 2004 and presently have a weighted average interest rate of 4.95%. Such rate is based on the greater of one month LIBOR or 2.15% plus a weighted average spread of approximately 2.80%. An interest rate hedge agreement was acquired to limit exposure to increases in LIBOR above 5.825%. The property is also encumbered by a ground lease which has a remaining term of approximately 40 years with rent scheduled to be re-set at the end of 2005 and then remain constant for the balance of the term. There can be no assurances as to the outcome of the rent re-set process. In accordance with FASB Statement No. 141, "Business Combinations", the Company allocated and recorded net deferred intangible lease income of approximately $14.2 million, representing the net value of acquired above and below market leases, assumed lease origination costs and other value of in-place leases. The net value of the above and below market leases is amortized over the remaining terms of the respective leases to rental income which amounted to approximately $1.8 million for the three month period ended March 31, 2004. In addition, amortization expense on the value of lease origination costs was approximately $527,000. At acquisition, there were 31 in-place leases aggregating approximately one million square feet with a weighted average remaining lease term of approximately 6 years.

In April 2004, the Company sold a 175,000 square foot office building located on Long Island for approximately $30 million, of which the Company owned a 51% interest, and a wholly owned 9,000 square foot retail property for approximately $2.8 million. Net proceeds from these sales are currently being held in short-term, liquid investments. In addition, the Company completed the sale on two of the remaining three properties from the Disposition for approximately $5.8 million. Proceeds from the sale were used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to
Section 1031 of the Code (a "Section 1031 Exchange"). A Section 1031 Exchange allows for the deferral of taxes related to the gain attributable to the sale of property if qualified replacement property is identified within 45 days and such qualified replacement property is then acquired within 180 days from the initial sale. There can be no assurances that the Company will meet the requirements of
Section 1031 by identifying and acquiring qualified replacement properties in the required time frame, in which case the Company would incur the tax liability on the capital gain realized of approximately $1.5 million. The disposition of the other industrial property, which is subject to certain environmental issues, is conditioned upon the approval of the buyer's lender, which has not been obtained. As a result, the Company may not dispose of this property as part of the Disposition. Management believes that if the Company were to continue to hold this property, the cost to address the environmental issues would not have a material adverse effect on the Company, but there can be no assurance in this regard.

During the quarter ended March 31, 2004, the Company executed a lease with Nassau County for the entire building and concourse level at 60 Charles Lindbergh Blvd., Long Island, comprising approximately 200,000 square feet, including 127,000 square feet previously vacated by WorldCom/MCI. 60 Charles Lindbergh Blvd. will be repositioned to satisfy Nassau County's use, requiring customary municipal approvals.

During February 2003, the Company, through Reckson Construction Group, Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, New York and has been retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction closed on March 11, 2003 and development of the aforementioned office building is near completion. In accordance with FASB Statement No. 66, the Company has estimated its book gain before taxes on this land sale and build-to-suit transaction to be approximately $23.7 million, of which $4.6 million and $5.8 million has been recognized during the three month periods ended March 31, 2004 and 2003, respectively, and is included in investment and other income on the Company's consolidated statements of income. Approximately $300,000 is estimated to be earned in future periods when the development is completed.

The Company holds a $17.0 million note receivable, which bears interest at 12% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, New York (the "Omni Note"). The Company currently owns a 60% majority partnership interest in Omni Partners, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. As of March 31, 2004, the Company held a $15 million participating interest in a $30 million junior mezzanine loan which is secured by a pledge of an indirect ownership interest of an entity which owns the ground leasehold estate under a 1.1 million square foot office complex located on Long Island, New York (the "Mezz Note"). During April 2004, the Company acquired the remaining interest in the Mezz Note for approximately $15.5 million. The Mezz Note matures in September 2005, currently bears interest at 12.68%, and the borrower has the right to extend for three additional one-year periods. The Company also holds three other notes receivable aggregating $21.5 million which bear interest at rates ranging from 10.5% to 12% per annum. These notes are secured in part by a minority partner's preferred unit interest in the Operating Partnership, an interest in real property and a personal guarantee (the "Other Notes" and collectively with the Omni Note and the Mezz Note, the "Note Receivable Investments"). During April 2004, approximately $2.7 million of the Other Notes were repaid by the minority partner exchanging, and the Operating Partnership redeeming, approximately 3,081 preferred units. The preferred units were redeemed at a par value of $3.1 million. Approximately $400,000 of the redemption proceeds was used to offset interest due from the minority partner under the Other Notes and for prepaid interest. As of March 31, 2004, management has made subjective assessments as to the underlying security value on the Company's Note Receivable Investments. These assessments indicate an excess of market value over the carrying value related to the Company's Note Receivable Investments. Based on these assessments the Company's management believes there is no impairment to the carrying value related to the Company's Note Receivable Investments.

The Company also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Company's initial New York City portfolio acquisition. This property is cross-collateralized under a $100.6 million mortgage note payable along with one of the Company's New York City buildings. The Company has the right to prepay this note in November 2004, prior to its maturity.

The Company also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV"), which it manages. As of March 31, 2004, the 520JV had total assets of $20 million, a mortgage note payable of $11.8 million and other liabilities of $549,000. The Company's allocable share of the 520JV mortgage note payable is approximately $7.8 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. The operating agreement of the 520JV requires joint decisions from all members on all significant operating and capital decisions including sale of the property, refinancing of the property's mortgage debt, development and approval of leasing strategy and leasing of rentable space. As a result of the decision-making participation relative to the operations of the property, the Company accounts for the 520JV under the equity method of accounting. In accordance with the equity method of accounting the Company's proportionate share of the 520JV income was approximately $114,000 and $106,000 for the three month periods ended March 31, 2004 and 2003, respectively.

As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Code. During the three months ended March 31, 2004 and 2003, Reckson Construction Group, Inc. or its successor, Reckson Construction & Development, LLC billed approximately $461,000 and $125,000, respectively, of market rate services and Reckson Management Group, Inc. billed approximately $66,000 and $71,000, respectively, of market rate management fees to the Remaining Option Properties.

Reckson Management Group, Inc. leases approximately 26,000 square feet of office space at a Remaining Option Property located at 225 Broadhollow Road, Melville, New York for its corporate offices at an annual base rent of approximately $760,000. The Company had also entered into a short term license agreement at the property for 6,000 square feet of temporary space which expired in January 2004. Reckson Management Group, Inc. also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $75,000.

A company affiliated with an Independent Director of the Company leases 15,566 square feet in a property owned by the Company at an annual base rent of approximately $447,000.

During July 1998, the Company formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Class A office properties in New York City. Currently the Company owns, through Metropolitan and the Operating Partnership, six Class A office properties, located in the New York City borough of Manhattan, aggregating approximately 4.5 million square feet.

During September 2000, the Company formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed nine Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV which was then distributed to the Company. In August 2003, the Company acquired TIAA's 49% interest in the property located at 275 Broadhollow Road, Melville, NY, for approximately $12.4 million. In addition, as previously discussed, the Tri-State JV sold a 175,000 square foot office building located on Long Island for approximately $30 million during April 2004. Net proceeds from this sale were distributed to the members of the Tri-State JV. As a result of these transactions, the Tri-State JV owns seven Class A suburban office properties aggregating approximately 1.2 million square feet. The Company is responsible for managing the day-to-day operations and business affairs of the Tri-State JV and has substantial rights in making decisions affecting the properties such as leasing, marketing and financing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Company consolidates the Tri-State JV.

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

The total market capitalization of the Company at March 31, 2004 was approximately $3.7 billion. The Company's total market capitalization is based on the sum of (i) the market value of the Company's common stock and OP Units (assuming conversion) of $28.14 per share/unit (based on the closing price of the Company's common stock on March 31, 2004), (ii) the liquidation preference value of the Company's Series A preferred stock of $25 per share, (iii) the liquidation preference value of the Operating Partnership's preferred units of $1,000 per unit and (iv) the approximately $1.5 billion (including its share of consolidated joint venture debt and net of minority partners' interests share of consolidated joint venture debt) of debt outstanding at March 31, 2004. As a result, the Company's total debt to total market capitalization ratio at March 31, 2004 equaled approximately 40.0%.

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). RSVP is a real estate venture capital fund, which invested primarily in real estate and real estate, operating companies outside the Company's core office and industrial / R&D focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of March 31, 2004, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of March 31, 2004, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million.

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

A committee of the Board of Directors, comprised solely of independent directors, considers any actions to be taken by the Company in connection with the FrontLine Loans and its investments in joint ventures with RSVP. During the third quarter of 2001, the Company noted a significant deterioration in FrontLine's operations and financial condition and, based on its assessment of value and recoverability and considering the findings and recommendations of the committee and its financial advisor, the Company recorded a $163 million valuation reserve charge, inclusive of anticipated costs, in its consolidated statements of operations relating to its investments in the FrontLine Loans and joint ventures with RSVP. The Company has discontinued the accrual of interest income with respect to the FrontLine Loans. The Company has also reserved against its share of GAAP equity in earnings from the RSVP controlled joint ventures funded through the RSVP Commitment until such income is realized through cash distributions.

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

In April 2004, American Campus Communities, Inc. ("ACC"), a student housing company owned by RSVP and a joint venture between RSVP and a subsidiary of the Operating Partnership, filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with a proposed initial public offering ("IPO") of its common stock. RSVP and the joint venture between RSVP and a subsidiary of the Operating Partnership plan to liquidate the ownership position in ACC in connection with the IPO transaction.

As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million, which was reassessed with no change by management as of March 31, 2004. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet.

Scott H. Rechler, who serves as Chief Executive Officer, President and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP.

RESULTS OF OPERATIONS

The following table is a comparison of the results of operations for the three month period ended March 31, 2004 to the three month period ended March 31, 2003 (dollars in thousands):

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                                   CHANGE
                                                                   ------

                                            2004      2003     DOLLARS  PERCENT
                                            ----      ----     -------  -------

PROPERTY OPERATING REVENUES:

 Base rents............................   $111,210  $ 94,919   $16,291    17.2%
 Tenant escalations and
    reimbursements.....................     18,095    14,017     4,078    29.1%
                                          --------  --------   -------

 TOTAL PROPERTY OPERATING REVENUES.....   $129,305  $108,936   $20,369    18.7%
                                          ========  ========   =======

PROPERTY OPERATING EXPENSES:
 Operating expenses....................   $ 30,879  $ 26,442   $ 4,437    16.8%
 Real estate taxes.....................     20,605    16,954     3,651    21.5%
                                          --------  --------   -------

 TOTAL PROPERTY OPERATING EXPENSES.....   $ 51,484  $ 43,396   $ 8,088    18.6%
                                          ========  ========   =======

INVESTMENTS AND OTHER INCOME...........   $  5,663  $  7,259   $(1,596)  -22.0%
                                          ========  ========   =======

OTHER EXPENSES:
 Interest expense......................   $ 25,661  $ 20,097   $ 5,564    27.7%
 Marketing, general and
    administrative.....................      7,079     7,577      (498)   -6.6%
                                          --------  --------   -------

 TOTAL OTHER EXPENSES..................   $ 32,740  $ 27,674   $ 5,066    18.3%
                                          ========  ========   =======

The Company's property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $20.4 million for the three months ended March 31, 2004 as compared to the 2003 period. Property Operating Revenues increased $11.8 million attributable to lease up of newly developed or redeveloped properties and from the acquisitions of 1185 Avenue of the Americas in January 2004 and 1055 Washington Avenue in August 2003. In addition, Property Operating Revenues increased by $1.4 million from built-in rent increases for existing tenants in our "same store" properties and by a $4.1 million increase in termination fees. Property Operating Revenues also increased by approximately $1.4 million due to the reduction in tenant receivable write-offs and to a weighted average occupancy increase in our "same store" properties. Tenant escalations and reimbursements increased $4.1 million attributable to increased operating expense and real estate tax costs being passed through to tenants as base years for 2002 take effect. These increases were offset by the allocation of $1.4 million of revenue attributable to discontinued operations in accordance with FASB Statement No. 144, $300,000 in same space rental rate decreases and $700,000 of free rent concessions.

         The Company's property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by approximately $8.1 million for the three months ended March 31, 2004 as compared to the 2003 period. The increase is primarily attributable the Company's acquisitions of 1185 Avenue of the Americas and 1055 Washington Avenue amounting to approximately $5.2 million. The remaining increase in Property Expenses is attributable to approximately $1.0 million from newly developed or redeveloped assets and $1.5 million in real estate taxes and $400,000 in operating expenses from the Company's "same store" properties. Increases in real estate taxes is attributable to the significant increases levied by certain municipalities, particularly in New York City and Nassau County, New York which have experienced fiscal budget issues.

Investment and other income decreased by $1.6 million or 22.0 % from the three month period ended March 31, 2003 as compared to the same quarterly period of 2004. The decrease is primarily attributable to a decrease in the gain recognized on the Company's land sale and build-to-suit transaction of approximately $1.2 million.

Interest expense increased by $5.6 million or 27.7 % from the three month period ended March 31, 2003 as compared to the same quarterly period of 2004. The increase is primarily attributable to the net increase of $50 million in the Operating Partnership's senior unsecured notes which resulted in approximately $1.2 million of additional interest expense and approximately $ 3.1 million of interest expense incurred on the mortgage debt on 1185 Avenue of the Americas which was acquired in January 2004. In addition, during the three month period ended March 31, 2003, the Company allocated approximately $2.8 million of its interest expense to discontinued operations in accordance with FASB Statement No. 144 with no such allocation in the current period. This allocation resulted in an additional increase in interest expense from continuing operations. These increases were offset by decreases in interest expense of approximately $317,000 incurred under the Company's "same store" mortgage portfolio, in capitalized interest expense of approximately $218,000 attributable to a decrease in development projects and in interest expense of approximately $1.0 million incurred under the Company's unsecured credit facility as a result of a decrease in the weighted average balance outstanding. The weighted average balance outstanding under the Company's unsecured credit facility was $119.7 million for the three months ended March 31, 2004 as compared to $285.6 million for the three months ended March 31, 2003.

Marketing, general and administrative expenses decreased by $498,000 or 6.6% from the three month period ended March 31, 2003 as compared to the same quarterly period of 2004. This overall decrease is attributable to the efficiencies the Company achieved as a result of its November 2003 restructuring and related termination of certain employees and the settlement of the employment contracts of certain former executive officers of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and non-incremental capital expenditures, excluding incremental capital expenditures of the Company. The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operating activities along with its unsecured credit facility described below. The credit facility contains several financial covenants with which the Company must be in compliance in order to borrow funds thereunder. During recent quarterly periods, the Company has incurred significant leasing costs as a result of increased market demands from tenants and high levels of leasing transactions that result from the re-tenanting of scheduled expirations or early terminations of leases. The Company is currently experiencing high tenanting costs including tenant improvement costs, leasing commissions and free rent in all of its markets. For the three month period ended March 31, 2004, the Company paid $10.1 million for tenanting costs including tenant improvement costs and leasing commissions. For the year ended December 31, 2003, the Company paid $50.3 million for such tenanting costs. As a result of these and / or other operating factors, the Company's cash flow from operating activities was not sufficient to pay 100% of the dividends paid on its common stock. To meet the short-term funding requirements relating to these leasing costs, the Company has used proceeds of property sales or borrowings under its credit facility. Based on the Company's forecasted leasing for 2004 it anticipates that it will incur similar shortfalls. The Company currently intends to fund any shortfalls with proceeds from non-income producing asset sales or borrowings under its credit facility. The Company periodically reviews its dividend policy to determine the appropriateness of the Company's dividend rate relative to the Company's cash flows. The Company adjusts its dividend rate based on forecasted increases and decreases in its cash flow as well as required distributions of taxable income to maintain REIT status. There can be no assurance that the Company will maintain the current quarterly distribution level on its common stock. The Company expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt and equity securities of the Company. There can be no assurance that there will be adequate demand for the Company's equity at the time or at the price in which the Company desires to raise capital through the sale of additional equity. Similarly, there can be no assurance that the Company will be able to access the unsecured debt markets at the time when the Company desires to sell its unsecured notes. In addition, when valuations for commercial real estate properties are high, the Company will seek to sell certain land inventory to realize value and profit created. The Company will then seek opportunities to reinvest the capital realized from these dispositions back into value-added assets in the Company's core Tri-State Area markets. However, there can be no assurances that the Company will be able to identify such opportunities that meet the Company's underwriting criteria. The Company will refinance existing mortgage indebtedness, senior unsecured notes or indebtedness under its credit facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Company anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings, equity offerings and proceeds from sales of land and non-income producing assets, will be adequate to meet the capital and liquidity requirements of the Company in both the short and long-term. The Company's senior unsecured debt is currently rated "BBB-" by Fitch, "BBB-" by Standard & Poors and "Ba1" by Moody's. The rating agencies review the ratings assigned to an issuer such as the Company on an ongoing basis. Negative changes in the Company's ratings would result in increases in the Company's borrowing costs, including borrowings under the Company's unsecured credit facility.

As a result of current economic conditions, certain tenants have either not renewed their leases upon expiration or have paid the Company to terminate their leases. In addition, a number of U.S. companies have filed for protection under federal bankruptcy laws. Certain of these companies are tenants of the Company. The Company is subject to the risk that other companies that are tenants of the Company may file for bankruptcy protection. This may have an adverse impact on the financial results and condition of the Company. In addition, vacancy rates in our markets are at the higher end of the range of historical cycles and in some instances our asking rents in our markets have trended lower and landlords are being required to grant greater concessions such as free rent and tenant improvements. Our markets have also been experiencing higher real estate taxes and utility rates. Additionally, the Company carries comprehensive liability, fire, extended coverage and rental loss insurance on all of its properties. Six of the Company's properties are located in New York City. As a result of the events of September 11, 2001, insurance companies are limiting coverage for acts of terrorism in "all risk" policies. In November 2002, the Terrorism Risk Insurance Act of 2002 was signed into law, which, among other things, requires insurance companies to offer coverage for losses resulting from defined "acts of terrorism" through 2004. The Company's current insurance coverage provides for full replacement cost of its properties, (other than its two largest properties), including for acts of terrorism up to $500 million on a per occurrence basis. The two largest properties are covered for up to $200 million on such policies and are covered under separate policies, which include coverage for acts of terrorism, up to the estimated replacement cost for these properties.

The impact of the terrorist attacks of September 11, 2001, in New York City may adversely affect the value of the Company's New York City properties and its ability to generate cash flow. There may be a decrease in demand for office space in metropolitan areas that are considered at risk for future terrorist attacks, and this decrease may reduce the Company's revenues from property rentals.

In order to qualify as a REIT for federal income tax purposes, the Company is required to make distributions to its stockholders of at least 90% of REIT taxable income. The Company expects to use its cash flow from operating activities for distributions to stockholders and for payment of recurring, non-incremental revenue-generating expenditures. The Company intends to invest amounts accumulated for distribution in short-term liquid investments.

The Company currently has a $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and Citicorp North America, Inc. and Wachovia Bank, National Association, as co-documentation agents. The Credit Facility matures in December 2005, contains options for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. As of March 31, 2004, based on a pricing grid of the Operating Partnership's unsecured debt ratings, borrowings under the Credit Facility were priced off LIBOR plus 90 basis points and the Credit Facility carried a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership's unsecured credit ratings the interest rates and facility fee are subject to change. At March 31, 2004, the outstanding borrowings under the Credit Facility aggregated $90 million and carried a weighted average interest rate of 1.99%.

The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At March 31, 2004, the Company had availability under the Credit Facility to borrow an additional $410 million, subject to compliance with certain financial covenants.

In connection with the acquisition of certain properties, contributing partners of such properties have provided guarantees on indebteness of the Company. As a result, the Company maintains certain outstanding balances on its Credit Facility.

During the quarter ended March 31, 2004, the Operating Partnership issued $150 million of seven-year 5.15% (5.196% effective rate) senior unsecured notes. The Company also completed an equity offering of 5.5 million shares of its common stock raising approximately $149.5 million, net of an underwriting discount, or $27.18 per share.

Prior to the issuance of the senior unsecured notes the Company entered into several anticipatory interest rate hedge instruments to protect itself against potentially rising interest rates. At the time the senior unsecured notes were issued the Company incurred a net cost of approximately $980,000 to settle these instruments. Such costs will be amortized over the term of the senior unsecured notes.

Net proceeds received from these transactions were used to repay outstanding borrowings under the Credit Facility, repay $100 million of the Operating Partnership's 7.4% senior unsecured notes and to invest in short-term liquid investments.

The Company continues to seek opportunities to acquire real estate assets in its markets. The Company has historically sought to acquire properties where it could use its real estate expertise to create additional value subsequent to acquisition. As a result of increased market values for the Company's commercial real estate assets, the Company has sold certain non-core assets or interests in assets where significant value has been created. During 2003, the Company has sold assets or interests in assets with aggregate sales prices of approximately $350.6 million. In addition, during the three months ended March 31, 2004, the Company has sold assets or interests in assets with aggregate sales prices of approximately $20.2 million. The Company has used the proceeds from these sales primarily to pay down borrowings under the Credit Facility, for general corporate purposes and to invest in short-term liquid investments until such time as alternative real estate investments can be made.

An OP Unit and a share of common stock have essentially the same economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership. Subject to certain holding periods, OP Units may either be redeemed for cash or, at the election of the Company, exchanged for shares of common stock on a one-for-one basis. The OP Units currently receive a quarterly distribution of $.4246 per unit. As of March 31, 2004, the Operating Partnership had issued and outstanding 3,084,708 Class A OP Units and 465,845 Class C OP Units. The Class C OP Units were issued in August 2003 in connection with the contribution of real property to the Operating Partnership and currently receive a quarterly distribution of $.4664 per unit.

On November 25, 2003, the Company exchanged all of its 9,915,313 outstanding shares of Class B common stock for an equal number of shares of its common stock. The Board of Directors declared a final cash dividend on the Company's Class B common stock to holders of record on November 25, 2003 in the amount of $.1758 per share which was paid on January 12, 2004. This payment covered the period from November 1, 2003 through November 25, 2003 and was based on the previous quarterly Class B common stock dividend rate of $.6471 per share. In order to align the regular quarterly dividend payment schedule of the former holders of Class B common stock with the schedule of the holders of common stock for periods subsequent to the exchange date for the Class B common stock, the Board of Directors also declared a cash dividend with regard to the common stock to holders of record on October 14, 2003 in the amount of $.2585 per share which was paid on January 12, 2004. This payment covered the period from October 1, 2003 through November 25, 2003 and was based on the current quarterly common stock dividend rate of $.4246 per share. As a result, the Company declared dividends through November 25, 2003 to all holders of common stock and Class B common stock. The Board of Directors also declared the common stock cash dividend for the portion of the fourth quarter subsequent to November 25, 2003. The holders of record of common stock on January 2, 2004, giving effect to the exchange transaction, received a dividend on the common stock in the amount of $.1661 per share on January 12, 2004. This payment covered the period from November 26, 2003 through December 31, 2003 and was based on the current quarterly common stock dividend rate of $.4246 per share.

During the three month period ended March 31, 2004, approximately 630,000 shares of the Company's common stock was issued in connection with the exercise of outstanding options to purchase stock under its stock option plans resulting in proceeds to the Company of approximately $13.3 million.

The Board of Directors of the Company authorized the purchase of up to five million shares of the Company's common stock. Transactions conducted on the New York Stock Exchange will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. Since the Board's authorization, the Company has purchased 3,318,600 shares of its common stock for an aggregate purchase price of approximately $71.3 million. No purchases were made during the three months ended March 31, 2004.

The Board of Directors of the Company also formed a pricing committee to consider purchases of up to $75 million of the Company's outstanding preferred securities.

On March 31, 2004, the Company had issued and outstanding 8,834,500 shares of 7.625% Series A Convertible Cumulative Preferred Stock (the "Series A preferred stock"). The Series A preferred stock is redeemable by the Company on or after April 13, 2004 at a price of approximately $25.7625 per share with such price decreasing, at annual intervals, to $25.00 per share on April 13, 2008. In addition, the Series A preferred stock, at the option of the holder, is convertible at any time into the Company's common stock at a price of $28.51 per share.

On January 1, 2004, the Company had issued and outstanding two million shares of Series B Convertible Cumulative Preferred Stock (the "Series B preferred stock"). The Series B preferred stock was redeemable by the Company as follows:
(i) on or after June 3, 2003 to and including June 2, 2004, at $25.50 per share and (ii) on or after June 3, 2004 and thereafter, at $25.00 per share. The Series B preferred stock, at the option of the holder, was convertible at any time into the Company's common stock at a price of $26.05 per share. On January 16, 2004, the Company exercised its option to redeem the two million shares of outstanding Series B preferred stock for approximately 1,958,000 shares of its common stock. As a result of this redemption, based on current common dividend rates, annual net dividends will decrease by approximately $1.1 million.

As of March 31, 2004, the Operating Partnership had issued and outstanding approximately 19,662 preferred units of limited partnership interest with a liquidation preference value of $1,000 per unit and a current annualized distribution of $55.60 per unit. These units were issued in 1998 in connection with the contribution of real property to the Operating Partnership. On April 12, 2004, the holder of these units gave notice to the Operating Partnership to convert approximately 3,081 of these units. The Operating Partnership has elected to redeem these units for approximately $3.1 million, including accrued and unpaid dividends which will be applied to amounts owed from the unit holder under the Other Notes.

Effective January 1, 2002 the Company has elected to follow FASB Statement No. 123, "Accounting for Stock Based Compensation". Statement No.123 requires the use of option valuation models which determine the fair value of the option on the date of the grant. All future employee stock option grants will be expensed over the options' vesting periods based on the fair value at the date of the grant in accordance with Statement No. 123. The Company expects minimal financial impact from the adoption of Statement No. 123. To determine the fair value of the stock options granted, the Company uses a Black-Scholes option pricing model. Prior to the adoption of Statement No. 123, the Company had applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans and reported pro forma disclosures in its Form 10-K filings by estimating the fair value of options issued and the related expense in accordance with Statement No. 123. During each of the three month periods ended March 31, 2004 and 2003, the Company recorded approximately $1,300 of expense related to the fair value of stock options issued. Such amounts have been included in marketing, general and administrative expenses in the Company's consolidated statements of income.

The Company's indebtedness at March 31, 2004 totaled approximately $1.5 billion (including its share of consolidated joint venture debt and net of minority partners' interests share of consolidated joint venture debt) and was comprised of $90 million outstanding under the Credit Facility, approximately $549.1 million of senior unsecured notes and approximately $836.1 million of mortgage indebtedness. Based on the Company's total market capitalization of approximately $3.7 billion at March 31, 2004 (calculated based on the sum of (i) the market value of the Company's common stock and OP Units, assuming conversion, (ii) the liquidation preference value of the Company's preferred stock, (iii) the liquidation preference value of the Operating Partnership's preferred units and (iv) the $1.5 billion of debt), the Company's debt represented approximately 40.0% of its total market capitalization.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth the Company's significant consolidated debt obligations by scheduled principal cash flow payments and maturity date and its commercial commitments by scheduled maturity at March 31, 2004 (in thousands):

                                                               MATURITY DATE
                                                               -------------
                                     2004        2005       2006       2007       2008     THEREAFTER      TOTAL
                                     ----        ----       ----       ----       ----     ----------      -----
Mortgage notes payable (1)         $  9,944    $ 13,887   $ 13,478   $ 10,969   $ 9,989     $105,178     $  163,445
Mortgage notes payable (2)(3)       250,000      18,553    129,920     60,539        --      346,269        805,281
Senior unsecured notes                   --          --         --    200,000        --      350,000        550,000
Unsecured credit facility                --      90,000         --         --        --           --         90,000
Land lease obligations (4)            3,702       3,729      3,786      3,713     3,713       75,423         94,066
Operating leases                        760         787        816        844       359           --          3,566
Air rights lease obligations            333         333        333        333       333        3,680          5,345
                                   --------    --------   --------   --------   -------     --------     ----------
                                   $264,739    $127,289   $148,333   $276,398   $14,394     $880,550     $1,711,703
                                   ========    ========   ========   ========   =======     ========     ==========

(1)   Scheduled principal amortization payments.
(2)   Principal payments due at maturity.
(3) In addition, the Company has a 60% interest in an unconsolidated joint venture property. The Company's share of the mortgage debt at March 31, 2004 is approximately $7.8 million. This mortgage note bears interest at 8.85% per annum and matures on September 1, 2005 at which time the Company's share of the mortgage debt will be approximately $6.9 million.
(4) The Company leases, pursuant to noncancellable operating leases, the land on which twelve of its buildings were constructed. The leases, certain of which contain renewal options at the direction of the Company, expire between 2006 and 2090. The leases either contain provisions for scheduled increases in the minimum rent at specified intervals or for adjustments to rent based upon the fair market value of the underlying land or other indices at specified intervals. Minimum ground rent is recognized on a straight-line basis over the terms of the leases.

Certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and/or the Company. In addition, consistent with customary practices in non-recourse lending, certain non-recourse mortgages may be recourse to the Company under certain limited circumstances including environmental issues and breaches of material representations.

During August 2004 the mortgage note payable and mezzanine debt, aggregating $250 million, on the property located at 1185 Avenue of the Americas, New York, NY, matures. On March 19, 2004, the Company entered into two anticipatory interest rate hedge instruments which are scheduled to coincide with an August 2004 debt maturity, totaling approximately $100 million, to protect itself against potentially rising interest rates. At March 31, 2004, the fair value of these instruments reasonably approximate their carrying value.

At March 31, 2004, the Company had approximately $950,000 in outstanding undrawn standby letters of credit issued under the Credit Facility. In addition, approximately $43.8 million, or 4.5%, of the Company's mortgage debt is recourse to the Company.

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

Three of the Company's office properties are held in joint ventures which contain certain limitations on transfer. These limitations include requiring the consent of the joint venture partner to transfer a property prior to various specified dates, rights of first offer, and buy / sell provisions.

With the recent appointment of Messrs. Crocker, Steinberg, Ruffle and Ms. McCaul as additional independent directors and the retirement of Mr. Kevenides, the Company's Board of Directors currently consists of nine independent directors and two insiders. Mr. Peter Quick serves as the Lead Director of the Board. In addition, each of the Audit, Compensation and Nominating and Governance Committees is comprised solely of independent directors.

In May 2003, the Company revised its policy with respect to compensation of its independent directors to provide that a substantial portion of the independent director's compensation shall be in the form of common stock of the Company. Such common stock may not be sold until such time as the director is no longer a member of the Company's Board.

Recently, the Company has taken certain additional actions to enhance its corporate governance policies. These actions include opting out of the Maryland Business Combination Statute, proposing to de-stagger the Board of Directors to provide that each director is subject to election by shareholders on an annual basis and proposing that the Company modify its "five or fewer" limitation on the ownership of its common stock so that such limitation may only be used to protect the Company's REIT status and not for anti-takeover purposes.

The Company has also adopted a policy which requires that each independent director acquire $100,000 of common stock of the Company and a policy which requires that at least one independent director be rotated off the Board every three years.

The Company had historically structured long term incentive programs ("LTIP") using restricted stock and stock loans. In July 2002, as a result of certain provisions of the Sarbanes Oxley legislation, the Company discontinued the use of stock loans in its LTIP. In connection with LTIP grants made prior to the enactment of the Sarbanes Oxley legislation the Company made stock loans to certain executive and senior officers to purchase 1,372,393 shares of its common stock at market prices ranging from $18.44 per share to $27.13 per share. The stock loans were set to bear interest at the mid-term Applicable Federal Rate and were secured by the shares purchased. Such stock loans (including accrued interest) were scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon vesting periods ranging from four to ten years based on continued service and in part on attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. As of March 31, 2004, and giving effect to the settlement of the employment contracts of certain former executive officers, there remains 233,143 shares of common stock subject to the original stock loans which are anticipated to vest between 2004 and 2011. Approximately $308,000 and $1.1 million of compensation expense was recorded for the three month periods ended March 31, 2004 and 2003, respectively, related to these LTIP. Such amounts have been included in marketing, general and administrative expenses on the Company's consolidated statements of income.

The outstanding stock loan balances due from executive and senior officers aggregated approximately $4.9 million at March 31, 2004, and have been included as a reduction of additional paid in capital on the Company's consolidated balance sheets. Other outstanding loans to executive and senior officers at March 31, 2004 amounted to approximately $2.3 million primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

In November 2002 and March 2003 an award of rights was granted to certain executive officers of the Company (the "2002 Rights" and "2003 Rights", respectively, and collectively, the "Rights"). Each Right represents the right to receive, upon vesting, one share of Class A common stock if shares are then available for grant under one of the Company's stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights will vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights will be earned as of March 13, 2005 and will vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the Rights. The 2002 Rights aggregate 190,524 shares of the Company's common stock and the 2003 Rights aggregate 60,760 shares of common stock. As of March 31, 2004, and giving effect to the settlement of the employment contracts of certain former executive officers, there remains 47,126 shares of common stock related to the 2002 Rights and 26,040 shares of common stock related to the 2003 Rights. During the three month periods ended March 31, 2004 and 2003, respectively, the Company recorded approximately $101,000 and $216,000 of compensation expense related to the Rights. Such amounts have been included in marketing, general and administrative expenses on the Company's consolidated statements of income.

In March 2003, the Company established a new LTIP for its executive and senior officers. The four-year plan has a core award, which provides for annual stock based compensation based upon continued service and in part based on attaining certain annual performance measures. The plan also has a special outperformance award, which provides for compensation to be earned at the end of a four-year period if the Company attains certain four-year cumulative performance measures. Amounts earned under the special outperformance award may be paid in cash or stock at the discretion of the Compensation Committee of the Board. Performance measures are based on total shareholder returns on a relative and absolute basis. On March 13, 2003, the Company made available 1,106,324 shares of its common stock under its existing stock option plans in connection with the core award of this LTIP for ten of its executive and senior officers. On March 13, 2004, the Company met its annual performance measure with respect to the prior annual period. As a result, the Company issued to the participants approximately 207,000 shares of its common stock related to the core component of this LTIP. As of March 31, 2004, and giving effect to the settlement of the employment contracts of certain former executive officers, there remains 620,832 shares of common stock reserved for future issuance under the core award of this LTIP. With respect to the core award of this LTIP, the Company recorded approximately $699,000 and $268,000 of compensation expense for the three month periods ended March 31, 2004 and 2003, respectively. Such amounts have been included in marketing, general and administrative expenses on the Company's consolidated statements of income. Further, no provision will be made for the special outperformance award of this LTIP until such time as achieving the requisite performance measures is determined to be probable.

Under various Federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The cost of any required remediation and the owner's liability therefor as to any property is generally not limited under such enactments and could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition, or in the event of renovation or demolition. Such laws impose liability for release of ACMs into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

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

In March 2004, the Company received notification from the Internal Revenue Service indicating that they have selected the 2001 tax return of the Operating Partnership for examination. The examination process is currently on going.

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

The following table presents the Company's FFO calculation (unaudited and in thousands):

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                   ------------------
                                                                                   2004          2003
                                                                                   ----          ----
Net income allocable to common shareholders...................................   $15,964       $ 8,663
Adjustments for basic funds from operations:
   Add:
        Limited partners' minority interest in the operating partnership......       936           996
        Real estate depreciation and amortization.............................    28,557        31,327
        Minority partners' interests in consolidated partnerships.............     6,325         4,690
   Less:
    Gain on sales of depreciable real estate.................................      5,156            --
    Amounts distributable to minority partners in consolidated partnerships..      8,504         6,807
                                                                                 -------       -------

   Basic Funds From Operations ("FFO").......................................     38,122        38,869
    Add:
       Dividends and distributions on dilutive shares and units..............      4,484         5,590
                                                                                 -------       -------
     Diluted FFO.............................................................    $42,606       $44,459
                                                                                 =======       =======

   Weighted average common shares outstanding................................     61,363        58,116
   Weighted average units of limited partnership interest outstanding........      3,551         7,276
                                                                                 -------       -------

   Basic weighted average common shares and units outstanding................     64,914        65,392
   Adjustments for dilutive FFO weighted average shares and units outstanding:
    Add:
      Weighted average common stock equivalents..............................        355           119
      Weighted average shares of Series A Preferred Stock....................      7,747         7,747
      Weighted average shares of Series B Preferred Stock....................        ---         1,919
      Weighted average shares of preferred limited partnership interest......        689           661
                                                                                 -------       -------

   Dilutive FFO weighted average shares and units outstanding................     73,705        75,838
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

The Credit Facility, $250 million of the Company's mortgage notes payable and the Mezz Note bear interest at variable rates, which will be influenced by changes in short-term interest rates, and are sensitive to inflation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company will recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges will be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. On March 19, 2004, the Company entered into two anticipatory interest rate hedge instruments which are scheduled to coincide with an August 2004 debt maturity, totaling approximately $100 million, to protect itself against potentially rising interest rates. At March 31, 2004, the fair value of these instruments reasonably approximate their carrying value.

The fair market value ("FMV") of the Company's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflect the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

The following table sets forth the Company's long-term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at March 31, 2004 (dollars in thousands):

                                       For the Year Ended December 31,
                                       -------------------------------
                           2004        2005        2006        2007         2008     Thereafter    Total(1)        FMV
                         -------------------------------------------------------------------------------------------------
Long term debt:
  Fixed rate.......      $  9,944    $32,440     $143,398    $271,508      $9,989     $801,447    $1,268,726    $1,378,000
  Weighted average
    interest rate.....       7.48%     6.90%        7.37%       7.14%       7.23%        7.40%         7.33%

  Variable rate.......   $250,000    $90,000     $     --    $     --      $   --     $     --    $  340,000    $  340,000
  Weighted average
    interest rate.....      4.95%      1.99%           --          --          --           --         4.17%

(1) Includes aggregate unamortized issuance discounts of approximately $907,000 on certain of the senior unsecured notes which are due at maturity.

In addition, a one percent increase in the LIBOR rate would have a $900,000 annual increase in interest expense on the $90 million of variable rate debt due in 2005. A one percent increase in LIBOR would have no impact to interest expense on the $250 million of variable rate debt due in 2004, as interest reported in the current period is calculated using a LIBOR rate in excess of one percent over the LIBOR rate at March 31, 2004.

The following table sets forth the Company's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at March 31, 2004 (dollars in thousands):

                                       For the Year Ended December 31,
                                       -------------------------------
                           2004        2005        2006        2007         2008     Thereafter    Total(1)        FMV
                         -------------------------------------------------------------------------------------------------
Mortgage notes and
    notes receivable:

Fixed rate.............  $ 21,500    $    --      $    --    $ 16,990      $   --     $     --    $   38,490    $   39,905
    Weighted average
     interest rate......   10.85%         --           --      12.00%          --           --        11.36%

Variable rate...........    $  --    $15,000      $    --    $     --      $   --     $     --    $   15,000    $   15,000
    Weighted average
    interest rate.......       --     13.43%           --          --          --           --        13.43%

(1) Excludes interest receivables aggregating approximately $2.0 million dollars.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the SEC's rules and forms. In this regard, the Company has formed a Disclosure Committee currently comprised of all of the Company's executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed by the Company with the SEC and assists the Company's Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company's SEC reports. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. Our Chief Executive Officer and Chief Financial Officer have evaluated, with the participation of the Company's management, our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SELECTED PORTFOLIO INFORMATION

The following table sets forth the Company's schedule of its top 25 tenants based on base rental revenue as of March 31, 2004:

                                                                                                    PERCENT OF
                                          WTD. AVG.                     PERCENT OF PRO-RATA        CONSOLIDATED
                                       TERM REMAINING       TOTAL       SHARE OF ANNUALIZED      ANNUALIZED BASE
   TENANT NAME (1)                         (YEARS)       SQUARE FEET    BASE RENTAL REVENUE       RENTAL REVENUE
   ---------------                     --------------    -----------    -------------------      ---------------

*  DEBEVOISE & PLIMPTON                     17.8           465,420             3.4%                    5.7%
   KING & SPALDING                           8.0           173,554             2.2%                    1.9%
*  AMERICAN EXPRESS                          9.5           129,818             1.9%                    1.7%
   VERIZON COMMUNICATIONS INC.               2.8           210,425             1.6%                    1.4%
*  BANK OF AMERICA / FLEET BANK (2)          4.8           185,446             1.5%                    1.5%
*  SCHULTE ROTH & ZABEL                     16.7           279,746             1.4%                    2.4%
*  FUJI PHOTO FILM USA                       8.7           186,484             1.3%                    1.2%
   DUN & BRADSTREET CORP.                    8.5           123,000             1.2%                    1.1%
   UNITED DISTILLERS                         1.0           137,918             1.2%                    1.0%
*  WORLDCOM / MCI                            2.8           244,730             1.2%                    1.1%
   ARROW ELECTRONICS                         9.8           163,762             1.1%                    1.0%
   AMERADA HESS CORPORATION                  8.8           127,300             1.1%                    1.0%
   T.D. WATERHOUSE                           3.4           103,381             1.0%                    0.9%
   WESTDEUTSCHE LADESBANK                   12.1            53,000             1.0%                    0.9%
   D.E. SHAW                                11.8            79,515             1.0%                    0.8%
   PRACTICING LAW INSTITUTE                  9.9            77,500             0.9%                    0.8%
*  BANQUE NATIONALE DE PARIS                12.3           145,834             0.9%                    1.5%
   NORTH FORK BANK                          11.8           126,770             0.9%                    0.8%
*  KRAMER LEVIN NESSEN KAMIN                 1.1           158,144             0.9%                    1.5%
   HELLER EHRMAN WHITE                       1.2            64,526             0.9%                    0.8%
   VYTRA HEALTHCARE                          3.8           105,613             0.9%                    0.7%
   P.R. NEWSWIRE ASSOCIATES                  4.1            67,000             0.8%                    0.7%
*  DRAFT WORLDWIDE INC.                      9.6           124,008             0.8%                    1.3%
   HOFFMAN-LA ROCHE INC.                     7.6           120,736             0.8%                    0.7%
   LABORATORY CORP. OF AMERICA               3.2           108,000             0.7%                    0.6%

(1) Ranked by pro-rata share of annualized base rental revenue adjusted for pro rata share of joint venture interests.
(2) Adjusted to reflect Bank of America's merger with Fleet Bank which was completed on April 1, 2004.
* Part or all of space occupied by tenant is in a 51% or more owned joint venture building.

HISTORICAL NON-INCREMENTAL REVENUE-GENERATING CAPITAL EXPENDITURES, TENANT IMPROVEMENT COSTS AND LEASING COMMISSIONS

The following table sets forth annual and per square foot non-incremental revenue-generating capital expenditures in which the Company paid or accrued, during the respective periods, to retain revenues attributable to existing leased space (at 100% of cost) for the years 2000 through 2003 and for the three month period ended March 31, 2004 for the Company's office and industrial / R&D properties other than One Orlando Center in Orlando, FL:

                                                                                Average         YTD
                          2000         2001          2002          2003        2000-2003        2004
                        -------------------------------------------------------------------------------
Suburban Office
  Properties
  Total                 $3,289,116  $4,606,069    $5,283,674    $6,791,336    $4,992,549     $1,434,002
  Per Square Foot       $     0.33  $     0.45    $     0.53    $     0.67    $     0.49     $     0.14

NYC Office Properties
  Total                 $  946,718  $1,584,501    $1,939,111    $1,922,209    $1,598,135     $  580,643
  Per Square Foot       $     0.38  $     0.45    $     0.56    $     0.55    $     0.48     $     0.13

Industrial Properties
  Total                 $  813,431  $  711,666    $1,881,627    $1,218,401(1) $1,156,281     $    5,375
  Per Square Foot       $     0.11  $     0.11    $     0.28    $     0.23    $     0.18     $     0.01

TOTAL PORTFOLIO
                        -------------------------------------------------------------------------------
  Total                 $5,049,265  $6,902,236    $9,104,412    $9,931,946    $7,746,965     $2,020,020
  Per Square Foot       $     0.25  $     0.34    $     0.45    $     0.52    $     0.39     $     0.13

(1) Excludes non-incremental capital expenditures of $435,140 incurred during the fourth quarter 2003 for the industrial properties which were sold during the period.

The following table sets forth annual and per square foot non-incremental revenue-generating tenant improvement costs and leasing commissions in which the Company committed to perform, during the respective periods, to retain revenues attributable to existing leased space for the years 2000 through 2003 and for the three month period ended March 31, 2004 for the Company's office and industrial / R&D properties other than One Orlando Center in Orlando, FL:

                                                                                       Average       YTD
                                   2000      2001          2002           2003        2000-2003    2004 (1)       New       Renewal
                                ----------------------------------------------------------------------------------------------------
Long Island Office Properties
  Tenant Improvements           $2,853,706 $2,722,457  $ 1,917,466    $ 3,774,722    $ 2,817,088  $1,500,323  $  921,051  $  579,272
  Per Square Foot Improved      $     6.99 $     8.47  $      7.81    $      7.05    $      7.58  $   10.11   $    16.02  $     6.38
  Leasing Commissions           $2,208,604 $1,444,412  $ 1,026,970    $ 2,623,245    $ 1,825,808  $  650,625  $  304,594  $  346,031
  Per Square Foot Leased        $     4.96 $     4.49  $      4.18    $      4.90    $      4.63  $     4.39  $     5.30  $     3.81
                                ----------------------------------------------------------------------------------------------------
   Total Per Square Foot        $    11.95 $    12.96  $     11.99    $     11.95    $     12.21  $    14.50  $    21.32  $    10.19
                                ====================================================================================================

Westchester Office Properties
  Tenant Improvements           $1,860,027 $2,584,728  $ 6,391,589(2) $ 3,732,370    $ 3,642,178  $2,110,696  $1,659,782  $  450,914
  Per Square Foot Improved      $     5.72 $     5.91  $     15.05    $     15.98    $     10.66  $    17.17  $    17.79  $    15.22
  Leasing Commissions           $  412,226 $1,263,012  $ 1,975,850(2) $   917,487    $ 1,142,144  $  852,377  $  749,819  $  102,558
  Per Square Foot Leased        $     3.00 $     2.89  $      4.65    $      3.93    $      3.62  $     6.93  $     8.04  $     3.47
                                ----------------------------------------------------------------------------------------------------
   Total Per Square Foot        $     8.72 $     8.80  $     19.70    $     19.91    $     14.28  $    24.10  $    25.83  $    18.69
                                ====================================================================================================

Connecticut Office Properties
  Tenant Improvements           $  385,531 $  213,909  $   491,435    $   588,087    $   419,740  $  106,088  $   23,760  $   82,328
  Per Square Foot Improved      $     4.19 $     1.46  $      3.81    $      8.44    $      4.47  $     5.31  $     5.74  $     5.20
  Leasing Commissions           $  453,435 $  209,322  $   307,023    $   511,360    $   370,285  $   83,473  $   14,883  $   68,590
  Per Square Foot Leased        $     4.92 $     1.43  $      2.38    $      7.34    $      4.02  $     4.18  $     3.60  $     4.33
                                ----------------------------------------------------------------------------------------------------
   Total Per Square Foot        $     9.11 $     2.89  $      6.19    $     15.78    $      8.49  $     9.49  $     9.34  $     9.53
                                ====================================================================================================

New Jersey Office Properties
  Tenant Improvements           $1,580,323 $1,146,385  $ 2,842,521    $ 4,327,295    $ 2,474,131  $  230,927  $  185,161  $   45,766
  Per Square Foot Improved      $     6.71 $     2.92  $     10.76    $     11.57    $      7.99  $     4.26  $     5.97  $     1.97
  Leasing Commissions           $1,031,950 $1,602,962  $ 1,037,012    $ 1,892,635    $ 1,391,140  $  156,937  $  137,233  $   19,704
  Per Square Foot Leased        $     4.44 $     4.08  $      3.92    $      5.06    $      4.38  $     2.90  $     4.43  $     0.85
                                ----------------------------------------------------------------------------------------------------
   Total Per Square Foot        $    11.15 $     7.00  $     14.68    $     16.63    $     12.37  $     7.16  $    10.40  $     2.82
                                ====================================================================================================

New York City Office Properties
  Tenant Improvements           $   65,267 $  788,930  $ 4,350,106    $ 5,810,017(3) $ 2,753,580  $2,542,592  $1,496,055  $1,046,537
  Per Square Foot Improved      $     1.79 $    15.69  $     18.39    $     32.84    $     17.18  $    22.66  $    31.65  $    16.11
  Leasing Commissions           $  418,185 $1,098,829  $ 2,019,837    $ 2,950,330(3) $ 1,621,795  $  744,213  $  216,980  $  527,233
  Per Square Foot Leased        $    11.50 $    21.86  $      8.54    $     16.68    $     14.64  $     6.63  $     4.59  $     8.12
                                ----------------------------------------------------------------------------------------------------
   Total Per Square Foot        $    13.29 $    37.55  $     26.93    $     49.52    $     31.82  $    29.29  $    36.24  $    24.23
                                ====================================================================================================

Industrial Properties
  Tenant Improvements           $  650,216 $1,366,488  $ 1,850,812    $ 1,249,200    $ 1,279,179  $  143,556  $  143,556  $        0
  Per Square Foot Improved      $     0.95 $     1.65  $      1.97    $      2.42    $      1.75  $     1.60  $     1.60  $     0.00
  Leasing Commissions           $  436,506 $  354,572  $   890,688    $   574,256    $   564,005  $  225,539  $  225,539  $        0
  Per Square Foot Leased        $     0.64 $     0.43  $      0.95    $      1.11    $      0.78  $     2.52  $     2.52  $     0.00
                                ----------------------------------------------------------------------------------------------------
   Total Per Square Foot        $     1.59 $     2.08  $      2.92    $      3.53    $      2.53  $     4.12  $     4.12  $     0.00
                                ====================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
TOTAL PORTFOLIO
  Tenant Improvements           $7,395,070 $8,822,897  $17,843,929    $19,481,691    $13,385,896  $6,634,182  $4,429,365  $2,204,817
  Per Square Foot Improved      $     4.15 $     4.05  $      7.96    $     10.22    $      6.66  $    12.13  $    13.73  $     9.82
  Leasing Commissions           $4,960,906 $5,973,109  $ 7,257,380    $ 9,469,313    $ 6,915,177  $2,713,164  $1,649,048  $1,064,116
  Per Square Foot Leased        $     3.05 $     2.75  $      3.24    $      4.97    $      3.54  $     4.96  $     5.11  $     4.74
                                ----------------------------------------------------------------------------------------------------
   Total Per Square Foot        $     7.20 $     6.80  $     11.20    $     15.19    $     10.20  $    17.09  $    18.84  $    14.56
                                ====================================================================================================

(1) Excludes $2.5 million of deferred leasing costs attributable to space marketed but not yet leased.
(2) Excludes tenant improvements and leasing commissions related to a 163,880 square foot leasing transaction with Fuji Photo Film U.S.A. Leasing commissions on this transaction amounted to $5.33 per square foot and tenant improvement allowance amounted to $40.88 per square foot.
(3) Excludes $5.8 million of tenant improvements and $2.2 million of leasing commissions related to a new 121,108 square foot lease to Debevoise with a lease commencement date in 2005. Also excludes tenant improvements of $0.2 million for Sandler O'Neil & Partners (7,446 SF) for expansion space with a lease commencement date in 2004.

The following table sets forth the Company's lease expiration table, as adjusted for pre-leased space, at April 1, 2004 for its Total Portfolio of properties, its Office Portfolio and its Industrial / R&D Portfolio other than One Orlando Center in Orlando, FL:

                                    TOTAL PORTFOLIO
--------------------------------------------------------------------------------------
                           Number of      Square        % of Total       Cumulative
Year of                     Leases         Feet          Portfolio       % of Total
Expiration                 Expiring      Expiring          Sq Ft       Portfolio Sq Ft
--------------------------------------------------------------------------------------
2004                          126          840,601        5.4%              5.4%
2005                          191        1,664,052       10.7%             16.1%
2006                          191        1,713,867       11.0%             27.1%
2007                          110        1,151,012        7.4%             34.5%
2008                          111          992,094        6.4%             40.9%
2009                           92        1,157,063        7.4%             48.3%
2010 and thereafter           278        6,833,032       44.0%             92.3%
--------------------------------------------------------------------------------------
Total/Weighted Average      1,099       14,351,721       92.3%
--------------------------------------------------------------------------------------
Total Portfolio Square Feet             15,533,128
--------------------------------------------------------------------------------------

                                    OFFICE PORTFOLIO
--------------------------------------------------------------------------------------
                          Number of       Square        % of Total       Cumulative
Year of                     Leases         Feet           Office         % of Total
Expiration                 Expiring      Expiring          Sq Ft       Portfolio Sq Ft
--------------------------------------------------------------------------------------
2004                          122          796,781        5.5%              5.5%
2005                          189        1,567,902       10.7%             16.2%
2006                          187        1,616,901       11.1%             27.3%
2007                          106        1,081,520        7.4%             34.7%
2008                          108          949,281        6.5%             41.2%
2009                           91        1,112,082        7.6%             48.8%
2010 and thereafter           273        6,485,735       44.4%             93.2%
--------------------------------------------------------------------------------------
Total/Weighted Average      1,076       13,610,202       93.2%
--------------------------------------------------------------------------------------
Total Office Portfolio Square Feet      14,611,422
--------------------------------------------------------------------------------------

                             INDUSTRIAL/R&D PORTFOLIO
--------------------------------------------------------------------------------------
                          Number of       Square        % of Total       Cumulative
Year of                     Leases         Feet       Industrial/R&D     % of Total
Expiration                 Expiring      Expiring          Sq Ft       Portfolio Sq Ft
--------------------------------------------------------------------------------------
2004                           4            43,820        4.8%              4.8%
2005                           2            96,150       10.4%             15.2%
2006                           4            96,966       10.5%             25.7%
2007                           4            69,492        7.5%             33.2%
2008                           3            42,813        4.6%             37.8%
2009                           1            44,981        4.9%             42.7%
2010 and thereafter            5           347,297       37.7%             80.4%
--------------------------------------------------------------------------------------
Total/Weighted Average        23           741,519       80.4%
--------------------------------------------------------------------------------------
Total Industrial/R&D Portfolio
  Square Feet                              921,706
--------------------------------------------------------------------------------------

The following table sets forth the Company's components of its paid or accrued non-incremental and incremental revenue-generating capital expenditures, tenant improvements and leasing costs for the periods presented as reported on its "Statements of Cash Flows - Investment Activities" contained in its consolidated financial statements (in thousands):

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                      --------------------
                                                        2004         2003
                                                        ----         ----
   Capital expenditures:
        Non-incremental.............................. $ 2,020      $  2,272
        Incremental..................................     233           255
   Tenant improvements:
        Non-incremental..............................   4,469        12,366
        Incremental..................................     905            23
                                                      -------      --------
   Additions to commercial real estate properties.... $ 7,627      $ 14,916
                                                      ======       ========

   Leasing costs:
        Non-incremental.............................. $ 3,239      $  2,599
        Incremental..................................   1,345         2,188
                                                      -------      --------
   Payment of deferred leasing costs................. $ 4,584      $  4,787
                                                      =======      ========

   Acquisition and development costs................. $ 4,781      $  5,888
                                                      =======      ========

The following table sets forth certain information as of March 31, 2004 for each of the Company's properties (excluding One Orlando Centre located in Orlando, Florida). This table updates and supercedes a similar table in the Company's 2003 annual report on Form 10-K which, in certain cases, understated the amounts contained in the column captioned "Annual Base Rent per Leased Square Foot" which used the "Rental Square Feet" as the denominator to calculate "Annual Base Rent per Leased Square Foot" rather then the product of "Rentable Square Feet" and "Percent Leased":

                                                                         OWNERSHIP
                                                                          INTEREST
                                                                          (GROUND
                                                                           LEASE                               LAND         NUMBER
                                                         PERCENTAGE      EXPIRATION            YEAR            AREA           OF
                                                         OWNERSHIP        DATE) (1)         CONSTRUCTED       (ACRES)       FLOORS
                                                         -------------------------------------------------------------------------
SUBURBAN OFFICE PROPERTIES:

  HUNTINGTON MELVILLE CORPORATE CENTER
     395 North Service Rd, Melville, NY                     100%         Lease (2081)           1988             7.5          4
     200 Broadhollow Rd,, Melville, NY                      100%                Fee             1981             4.6          4
     48 South Service Rd, Melville, NY                      100%                Fee             1986             7.3          4
     35 Pinelawn Rd, Melville, NY                           100%                Fee             1980             6.0          2
     275 Broadhollow Rd, Melville, NY                       100%                Fee             1970             5.8          4
     58 South Service Rd, Melville, NY                      100%                Fee             2000            16.5          4
     1305 Old Walt Whitman Rd, Melville, NY                  51%                Fee             1998(3)         18.1          3
                                                                                                               -----
         TOTAL- HUNTINGTON MEVILLE CORPORATE CENTER                                                             65.8

  NORTH SHORE ATRIUM
    6800 Jericho Turnpike, Syosset, NY                      100%                Fee             1977            13.0          2
    6900 Jericho Turnpike, Syosset, NY                      100%                Fee             1982             5.0          4
                                                                                                               -----
         TOTAL-NORTH SHORE ATRIUM                                                                               18.0

  NASSAU WEST CORPORATE CENTER
    50 Charles Lindbergh Blvd., Mitchel Field, NY           100%         Lease (2082)           1984             9.1          6
    60 Charles Lindbergh Blvd., Mitchel Field, NY           100%         Lease (2082)           1989             7.8          2
    51 Charles Lindbergh Blvd. , Mitchel Field, NY          100%         Lease (2084)           1989             6.6          1
    55 Charles Lindbergh Blvd. , Mitchel Field, NY          100%         Lease (2082)           1982            10.0          2
    333 Earl Ovington Blvd., Mitchel Field, NY               60%         Lease (2088)           1991            30.6         10
    90 Merrick Ave., Mitchel Field, NY                       51%         Lease (2084)           1985            13.2          9
                                                                                                               -----
         TOTAL-NASSAU WEST CORPORATE CENTER                                                                     77.3

  TARRYTOWN CORPORATE CENTER
    505 White Plains Rd., Tarrytown, NY                     100%                Fee             1974             1.4          2
    520 White Plains Rd., Tarrytown, NY                      60%                Fee(4)          1981             6.8          6
    555 White Plains Rd., Tarrytown, NY                     100%                Fee             1972             4.2          5
    560 White Plains Rd., Tarrytown, NY                     100%                Fee             1980             4.0          6
    580 White Plains Rd., Tarrytown, NY                     100%                Fee             1977             6.1          6
    660 White Plains Rd., Tarrytown, NY                     100%                Fee             1983            10.9          6
                                                                                                               -----
         TOTAL-TARRYTOWN CORPORATE CENTER                                                                       33.4

  RECKSON EXECUTIVE PARK
    1 International Dr., Ryebrook, NY                       100%                Fee             1983             N/A          3
    2 International Dr., Ryebrook, NY                       100%                Fee             1983             N/A          3
    3 International Dr., Ryebrook, NY                       100%                Fee             1983             N/A          3
    4 International Dr., Ryebrook, NY                       100%                Fee             1986             N/A          3
    5 International Dr., Ryebrook, NY                       100%                Fee             1986             N/A          3
    6 International Dr., Ryebrook, NY                       100%                Fee             1986             N/A          3
                                                                                                               -----
         TOTAL-RECKSON EXECUTIVE PARK                                                                           44.4

  SUMMIT AT VALHALLA
    100 Summit Dr., Valhalla, NY                            100%                Fee             1988            11.3          4
    200 Summit Dr., Valhalla, NY                            100%                Fee             1990            18.0          4
    500 Summit Dr., Valhalla, NY                            100%                Fee             1986            29.1          4
                                                                                                               -----
         TOTAL-SUMMIT AT VALHALLA                                                                               58.4

  MT. PLEASANT CORPORATE CENTER
    115/117 Stevens Ave., Mt. Pleasant, NY                  100%                Fee             1984             5.0          3
                                                                                                               -----
         Total-Mt Pleasant Corporate Center                                                                      5.0

  STAND-ALONE LONG ISLAND PROPERTIES
    400 Garden City Plaza, Garden City, NY                   51%                Fee             1989             5.7          5
    88 Duryea Rd., Melville, NY                             100%                Fee             1986             1.5          2
    310 East Shore Rd., Great Neck, NY                      100%                Fee             1981             1.5          4
    333 East Shore Rd., Great Neck, NY                      100%         Lease (2030)           1976             1.5          2
    520 Broadhollow Rd., Melville, NY                       100%                Fee             1978             7.0          1
    1660 Walt Whitman Rd., Melville, NY                     100%                Fee             1980             6.5          1
    150 Motor Parkway, Hauppauge, NY                        100%                Fee             1984            11.3          4
    300 Motor Parkway, Hauppauge, NY                        100%                Fee             1979             4.2          1
    48 Harbor Pk Dr., Port Washington, NY                   100%                Fee             1976             2.7          1
    50 Marcus Dr., Melville, NY                             100%                Fee             2000            12.9          2
                                                                                                               -----
         TOTAL-STAND-ALONE LONG ISLAND                                                                          54.8

  STAND-ALONE WESTCHESTER
    120 White Plains Rd., Tarrytown, NY                      51%                Fee             1984             9.7          6
    80 Grasslands, Elmsford, NY                             100%                Fee             1989             4.9          3
                                                                                                               -----
         TOTAL-STAND-ALONE WESTCHESTER                                                                          14.6

  EXECUTIVE HILL OFFICE PARK
    100 Executive Dr., Rt. 280 Corridor, NJ                 100%                Fee             1978            10.1          3
    200 Executive Dr., Rt. 208 Corridor, NJ                 100%                Fee             1980             8.2          4
    300 Executive Dr., Rt. 280 Corridor, NJ                 100%                Fee             1984             8.7          4
    10 Rooney Circle, Rt. 280 Corridor, NJ                  100%                Fee             1971             5.2          3
                                                                                                               -----
         TOTAL-EXECUTIVE HILL OFFICE PARK                                                                       32.2

  UNIVERSITY SQUARE PRINCETON
    100 Campus Dr., Princeton/Rt. 1 Corridor, NJ            100%                Fee             1987             N/A          1
    104 Campus Dr., Princeton/Rt. 1 Corridor, NJ            100%                Fee             1987             N/A          1
    115 Campus Dr., Princeton/Rt. 1 Corridor, NJ            100%                Fee             1987             N/A          1
                                                                                                               -----
         TOTAL- UNIVERSITY SQUARE                                                                               11.0

  SHORT HILLS OFFICE COMPLEX
    101 John F. Kennedy Parkway, Short Hills,  NJ           100%                Fee             1981             9.0          6
    103 John F. Kennedy  Parkway, Short Hills,  NJ (3)      100%                Fee             1981             6.0          4
    51 John F Kennedy Parkway, Short Hills,  NJ              51%                Fee             1988            11.0          5
                                                                                                               -----
         TOTAL- SHORT HILLS OFFICE                                                                              26.0

  STAND-ALONE NEW JERSEY PROPERTIES
    99 Cherry Hill Road, Parsippany,  NJ                    100%                Fee             1982             8.8          3
    119 Cherry Hill Rd, Parsippany,  NJ                     100%                Fee             1982             9.3          3
    One Eagle Rock, Hanover,  NJ                            100%                Fee             1986            10.4          3
    3 University Plaza, Hackensack,  NJ                     100%                Fee             1985            10.6          6
    1255 Broad St., Clifton,  NJ                            100%                Fee             1968            11.1          2
    492 River Rd., Nutley,  NJ                              100%                Fee             1952            17.3         13
                                                                                                               -----
         TOTAL- STAND-ALONE NJ PROPERTIES                                                                       67.5
                                                                                                               -----
  TOTAL SUBURBAN OFFICE PROPERTIES                                                                             508.4
                                                                                                               -----

                                                                                                           ANNUAL
                                                                                                            BASE
                                                                                                            RENT        NUMBER
                                                               RENTABLE                                     PER           OF
                                                                SQUARE       PERCENT      ANNUAL BASE      LEASED       TENANT
                                                                 FEET        LEASED         RENT (2)       SQ. FT.      LEASES
                                                               ---------------------------------------------------------------
SUBURBAN OFFICE PROPERTIES:

  HUNTINGTON MELVILLE CORPORATE CENTER
    395 North Service Rd, Melville, NY                         187,374       100.0%        $4,835,775      $25.81          5
    200 Broadhollow Rd,, Melville, NY                           68,053        95.8%        $1,427,437      $21.89         12
    48 South Service Rd, Melville, NY                          128,304        94.2%        $2,482,460      $20.54         10
    35 Pinelawn Rd, Melville, NY                               108,136       100.0%        $2,203,548      $20.38         34
    275 Broadhollow Rd, Melville, NY                           126,770       100.0%        $3,113,672      $24.56          1
    58 South Service Rd, Melville, NY                          279,886        90.8%        $7,766,864      $30.58         10
    1305 Old Walt Whitman Rd, Melville, NY                     164,166       100.0%        $4,363,408      $26.58          5
                                                             ---------------------------------------------------------------
         TOTAL- HUNTINGTON MEVILLE CORPORATE CENTER          1,062,689        96.6%        $26,193,164     $25.52         77

  NORTH SHORE ATRIUM
    6800 Jericho Turnpike, Syosset, NY                         205,690        93.5%        $3,619,377      $18.83         40
    6900 Jericho Turnpike, Syosset, NY                          94,945       100.0%        $1,906,608      $20.08         14
                                                             ---------------------------------------------------------------
         TOTAL-NORTH SHORE ATRIUM                              300,635        95.5%        $5,525,985      $19.24         54

  NASSAU WEST CORPORATE CENTER
    50 Charles Lindbergh Blvd., Mitchel Field, NY              216,735        89.8%        $4,351,157      $22.35         19
    60 Charles Lindbergh Blvd., Mitchel Field, NY              219,066       100.0%        $2,672,283      $12.20          4
    51 Charles Lindbergh Blvd. , Mitchel Field, NY             108,000       100.0%        $2,666,345      $24.69          1
    55 Charles Lindbergh Blvd. , Mitchel Field, NY             214,581       100.0%        $2,857,515      $13.32          2
    333 Earl Ovington Blvd., Mitchel Field, NY                 583,337        92.0%       $14,577,851      $27.16         24
    90 Merrick Ave., Mitchel Field, NY                         234,996        95.6%        $6,053,421      $26.95         20
                                                             ---------------------------------------------------------------
         TOTAL-NASSAU WEST CORPORATE CENTER                  1,576,715        95.0%       $33,178,572      $22.15         70

  TARRYTOWN CORPORATE CENTER
    505 White Plains Rd., Tarrytown, NY                         26,319        79.0%          $326,439      $15.69         17
    520 White Plains Rd., Tarrytown, NY                        156,384        98.3%        $3,274,395      $21.30          2
    555 White Plains Rd., Tarrytown, NY                        121,886        83.7%        $2,154,146      $21.11          6
    560 White Plains Rd., Tarrytown, NY                        124,117        93.8%        $2,419,492      $20.78         19
    580 White Plains Rd., Tarrytown, NY                        169,447        61.7%        $2,242,645      $21.45         12
    660 White Plains Rd., Tarrytown, NY                        253,078        91.0%        $5,313,411      $23.07         33
                                                             ---------------------------------------------------------------
         TOTAL-TARRYTOWN CORPORATE CENTER                      851,231        85.5%       $15,730,528      $21.61         89

  RECKSON EXECUTIVE PARK
    1 International Dr., Ryebrook, NY                           90,000       100.0%        $1,155,000      $12.83          1
    2 International Dr., Ryebrook, NY                           90,000       100.0%        $1,155,000      $12.83          1
    3 International Dr., Ryebrook, NY                           91,193        50.9%          $994,144      $21.40          2
    4 International Dr., Ryebrook, NY                           87,833        92.9%        $2,049,988      $25.11          7
    5 International Dr., Ryebrook, NY                           90,000        51.1%        $1,035,720      $22.50          1
    6 International Dr., Ryebrook, NY                           95,097        84.1%        $1,843,870      $23.06          8
                                                             ---------------------------------------------------------------
         TOTAL-RECKSON EXECUTIVE PARK                          544,123        79.8%        $8,233,722      $18.97         20

  SUMMIT AT VALHALLA
    100 Summit Dr., Valhalla, NY                               248,174        87.3%        $5,532,257      $25.53          7
    200 Summit Dr., Valhalla, NY                               233,391        99.4%        $5,898,230      $25.44          9
    500 Summit Dr., Valhalla, NY                               208,660       100.0%        $5,581,655      $26.75          1
                                                             ---------------------------------------------------------------
         TOTAL-SUMMIT AT VALHALLA                              690,225        95.2%       $17,012,142      $25.88         17

  MT. PLEASANT CORPORATE CENTER
    115/117 Stevens Ave., Mt. Pleasant, NY                     166,191        94.3%        $3,552,680      $22.67         18
                                                             ---------------------------------------------------------------
         Total-Mt Pleasant Corporate Center                    166,191        94.3%        $3,552,680      $22.67         18

  STAND-ALONE LONG ISLAND PROPERTIES
    400 Garden City Plaza, Garden City, NY                     174,408        84.5%        $3,900,170      $26.45         20
    88 Duryea Rd., Melville, NY                                 23,878       100.0%          $563,687      $23.61          4
    310 East Shore Rd., Great Neck, NY                          50,108        98.1%        $1,258,254      $25.59         17
    333 East Shore Rd., Great Neck, NY                          17,650        81.4%          $369,164      $25.70          7
    520 Broadhollow Rd., Melville, NY                           85,784       100.0%        $1,896,205      $22.10          3
    1660 Walt Whitman Rd., Melville, NY                         76,851       100.0%        $1,459,964      $19.00          8
    150 Motor Parkway, Hauppauge, NY                           185,361        96.4%        $4,169,312      $23.34         24
    300 Motor Parkway, Hauppauge, NY                            54,154        88.3%          $866,318      $18.13          5
    48 Harbor Pk Dr., Port Washington, NY                       35,000       100.0%          $835,562      $23.87          1
    50 Marcus Dr., Melville, NY                                163,762       100.0%        $3,970,593      $24.25          1
                                                             ---------------------------------------------------------------
         TOTAL-STAND-ALONE LONG ISLAND                         866,956        94.9%       $19,289,229      $23.45         90

  STAND-ALONE WESTCHESTER
    120 White Plains Rd., Tarrytown, NY                        208,311        99.7%        $3,250,899      $15.65         11
    80 Grasslands, Elmsford, NY                                 87,114       100.0%        $1,959,656      $22.50          5
                                                             ---------------------------------------------------------------
         TOTAL-STAND-ALONE WESTCHESTER                         295,425        99.8%        $5,210,555      $17.67         16

  EXECUTIVE HILL OFFICE PARK
     100 Executive Dr., Rt. 280 Corridor, NJ                    93,349        84.6%        $1,713,331      $21.70          9
     200 Executive Dr., Rt. 208 Corridor, NJ                   105,628        98.2%        $2,267,529      $21.86         10
     300 Executive Dr., Rt. 280 Corridor, NJ                   124,777        94.0%        $2,560,800      $21.84         10
     10 Rooney Circle, Rt. 280 Corridor, NJ                     70,716        78.9%        $1,381,563      $24.75          2
                                                             ---------------------------------------------------------------
         TOTAL-EXECUTIVE HILL OFFICE PARK                      394,470        90.2%        $7,923,223      $22.27         31

  UNIVERSITY SQUARE PRINCETON
    100 Campus Dr., Princeton/Rt. 1 Corridor, NJ                27,888       100.0%          $648,433      $23.25          3
    104 Campus Dr., Princeton/Rt. 1 Corridor, NJ                70,239        87.0%        $1,396,638      $22.84          2
    115 Campus Dr., Princeton/Rt. 1 Corridor, NJ                33,600       100.0%          $834,759      $24.84          1
                                                             ---------------------------------------------------------------
         TOTAL- UNIVERSITY SQUARE                              131,727        93.1%        $2,879,830      $23.48          6

  SHORT HILLS OFFICE COMPLEX
    101 John F. Kennedy Parkway, Short Hills,  NJ              191,267        71.4%        $1,878,998      $13.76          3
    103 John F. Kennedy  Parkway, Short Hills,  NJ  (3)        123,000       100.0%        $4,182,000      $34.00          1
    51 John F Kennedy Parkway, Short Hills,  NJ                250,713       100.0%        $9,027,753      $36.01         19
                                                             ---------------------------------------------------------------
         TOTAL- SHORT HILLS OFFICE                             564,980        90.3%       $15,088,751      $29.57         23

  STAND-ALONE NEW JERSEY PROPERTIES
    99 Cherry Hill Road, Parsippany,  NJ                        93,396       100.0%        $1,333,669      $14.28         11
    119 Cherry Hill Rd, Parsippany,  NJ                         95,180        68.8%        $1,380,519      $21.09         12
    One Eagle Rock, Hanover,  NJ                               144,587        87.9%        $2,632,939      $20.71          6
    3 University Plaza, Hackensack,  NJ                        219,794       100.0%        $4,910,064      $22.34         20
    1255 Broad St., Clifton,  NJ                               193,574       100.0%        $4,323,454      $22.33          2
    492 River Rd., Nutley,  NJ                                 130,009       100.0%        $2,177,651      $16.75          1
                                                             ---------------------------------------------------------------
         TOTAL- STAND-ALONE NJ PROPERTIES                      876,540        94.6%       $16,758,296      $20.21         52

                                                             ---------                   ------------                    ---
  TOTAL SUBURBAN OFFICE PROPERTIES                           8,321,907        92.8%      $176,576,677      $22.86        563
                                                             ---------                   ------------                    ---

                                                                         OWNERSHIP
                                                                          INTEREST
                                                                          (GROUND
                                                                           LEASE                               LAND         NUMBER
                                                         PERCENTAGE      EXPIRATION            YEAR            AREA           OF
                                                         OWNERSHIP        DATE) (1)         CONSTRUCTED       (ACRES)       FLOORS
                                                         -------------------------------------------------------------------------
CBD OFFICE PROPERTIES:

  LANDMARK SQUARE
    One Landmark Sq., Stamford,  CT                         100%                Fee             1973           N/A           22
    Two Landmark Sq., Stamford,  CT                         100%                Fee             1976           N/A            3
    Three Landmark Sq., Stamford,  CT                       100%                Fee             1978           N/A            6
    Four Landmark Sq., Stamford,  CT                        100%                Fee             1977           N/A            5
    Five Landmark Sq., Stamford,  CT                        100%                Fee             1976           N/A            3
    Six Landmark Sq., Stamford,  CT                         100%                Fee             1984           N/A           10
                                                                                                              -----
         TOTAL- LANDMARK SQUARE                                                                                 7.2

  OTHER STAMFORD PROPERTIES
    1055 Washington Blvd., Stamford, CT                     100%                Fee             1987            1.5          10
    680 Washington Blvd., Stamford,  CT                      51%                Fee             1989            1.3          11
    750 Washington Blvd., Stamford,  CT                      51%                Fee             1989            2.4          11
                                                                                                              -----
         TOTAL-STAMFORD TOWERS                                                                                  5.2

  STAND-ALONE WESTCHESTER
    360 Hamilton Ave., White Plains,  NY                    100%                Fee             1977            1.5          12
    140 Grand St., White Plains,  NY                        100%                Fee             1991            2.2           9
                                                                                                              -----
         TOTAL-STAND-ALONE WESTCHESTER                                                                          3.7

  NEW YORK CITY OFFICE PROPERTIES
    120 W. 45th St., New York,  NY                          100%                Fee             1989            0.4          40
    100 Wall St., New York,  NY                             100%                Fee             1969            0.5          29
    810 Seventh Ave., New York,  NY                         100%                Fee(5)          1970            0.6          42
    919 Third Ave., New York,  NY                            51%                Fee(6)          1971            1.5          47
    1185 Ave. of the Americas, New York,  NY                100%             Lease (7)          1972            1.0          42
    1350 Ave. of the Americas, New York,  NY                100%                Fee             1966            0.6          35
                                                                                                              -----
         TOTAL-NEW YORK CITY OFFICE PROPERTIES                                                                  4.6
                                                                                                              -----

  TOTAL CBD OFFICE PROPERTIES                                                                                  20.7
                                                                                                              -----

  TOTAL-OFFICE PROPERTIES                                                                                     529.1
                                                                                                              =====

                                                                                                           ANNUAL
                                                                                                            BASE
                                                                                                            RENT        NUMBER
                                                               RENTABLE                                     PER           OF
                                                                SQUARE       PERCENT      ANNUAL BASE      LEASED       TENANT
                                                                 FEET        LEASED         RENT (2)       SQ. FT.      LEASES
                                                               ---------------------------------------------------------------
CBD OFFICE PROPERTIES:

  LANDMARK SQUARE
    One Landmark Sq., Stamford,  CT                            280,661         84.6%         $6,194,671    $26.09         52
    Two Landmark Sq., Stamford,  CT                             36,889         91.7%           $835,761    $24.70          8
    Three Landmark Sq., Stamford,  CT                          128,887         95.8%         $3,246,188    $26.30         13
    Four Landmark Sq., Stamford,  CT                            99,401         52.3%         $1,291,111    $24.81          7
    Five Landmark Sq., Stamford,  CT                            58,000        100.0%           $284,627     $4.91          3
    Six Landmark Sq., Stamford,  CT                            170,080         98.4%         $4,442,216    $26.54          7
                                                            ----------------------------------------------------------------
         TOTAL- LANDMARK SQUARE                                773,918         86.8%        $16,294,574    $24.24         90

  OTHER STAMFORD PROPERTIES
    1055 Washington Blvd., Stamford, CT                        178,855         76.6%         $3,469,097    $25.32         15
    680 Washington Blvd., Stamford,  CT                        132,759        100.0%         $4,109,221    $30.95          7
    750 Washington Blvd., Stamford,  CT                        185,671         98.2%         $4,768,680    $26.16          9
                                                            ----------------------------------------------------------------
         TOTAL-STAMFORD TOWERS                                 497,285         90.9%        $12,346,998    $27.31         31

  STAND-ALONE WESTCHESTER
    360 Hamilton Ave., White Plains,  NY                       381,257         89.1%         $8,751,579    $25.77         13
    140 Grand St., White Plains,  NY                           124,229         88.7%         $2,384,708    $21.64          8
                                                            ----------------------------------------------------------------
         TOTAL-STAND-ALONE WESTCHESTER                         505,486         89.0%        $11,136,287    $24.76         21

  NEW YORK CITY OFFICE PROPERTIES
    120 W. 45th St., New York,  NY                             441,140        100.0%        $17,926,531    $40.65         29
    100 Wall St., New York,  NY                                461,883         87.8%        $13,757,557    $33.93         24
    810 Seventh Ave., New York,  NY                            690,977         89.7%        $23,804,162    $38.40         28
    919 Third Ave., New York,  NY                            1,363,158         99.6%        $58,973,099    $43.45         15
    1185 Ave. of the Americas, New York,  NY                 1,010,889         98.1%        $37,866,632    $38.19         29
    1350 Ave. of the Americas, New York,  NY                   544,779         96.5%        $17,756,497    $33.76         67
                                                            ----------------------------------------------------------------
         TOTAL-NEW YORK CITY OFFICE PROPERTIES               4,512,826         96.2%       $170,084,478    $39.18        192
                                                            ----------                     ------------                  ---
  TOTAL CBD OFFICE PROPERTIES                                6,289,515         94.0%       $209,862,337    $35.48        334
                                                            ----------                     ------------                  ---

  TOTAL-OFFICE PROPERTIES                                   14,611,422         93.3%       $386,439,014    $28.34        897
                                                            ==========                     ============                  ===

(1)   Ground lease expirations assume exercise of renewal options by the lessee.
(2) Represents Base Rent, net of electric reimbursement, of signed leases at March 31, 2004 adjusted for scheduled contractual increases during the 12 months ending March 31, 2005. Total Base Rent for these purposes reflects the effect of any lease expirations that occur during the 12-month period ending March 31, 2004. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.
(3)   Year renovated.
(4) The actual fee interest in is held by the County of Westchester Industrial Development Agency. The fee interest in 520 White Plains Road may be acquired if the outstanding principal under certain loan agreements and annual basic installments are prepaid in full.
(5) There is a ground lease in place on a small portion of the land which expires in 2066.
(6) There is a ground lease in place on a small portion of the land which expires in 2066.
(7) The property is also encumbered by a ground lease which has a remaining term of approximately 40 years with rent scheduled to be re-set at the end of 2005 and then remain constant for the balance of the term.

                                                                 OWNERSHIP
                                                                 INTEREST
                                                                 (GROUND                                                 RESEARCH
                                                                   LEASE                           LAND     CLEARANCE       AND
                                                 PERCENTAGE      EXPIRATION        YEAR            AREA       HEIGHT     DEVELOPMENT
                                                 OWNERSHIP        DATE)         CONSTRUCTED       (ACRES)     (FEET)(1)    FINISH
                                                 -----------------------------------------------------------------------------------
LONG ISLAND INDUSTRIAL
  ISLIP & HAUPPAUGE LONG ISLAND
    32 Windsor Pl., Islip, NY                       100.0%           Fee            1971             2.5         18          10%
    300 Kennedy Drive, Haupauge, NY                 100.0%           Fee            1969             4.1         12         100%
    350 Kennedy Drive, Haupauge, NY                 100.0%           Fee            1970             4.5         26          50%
                                                                                                   -----
         ISLIP LONG ISLAND TOTAL                                                                    11.1

NEW JERSEY INDUSTRIAL
  WESTERN MORRIS AND SOUTH PLAINFIELD
    100 Forge Way, Rockaway, NJ                     100.0%           Fee            1986             3.5         24          46%
    200 Forge Way, Rockaway, NJ                     100.0%           Fee            1989            12.7         28          53%
    300 Forge Way, Rockaway, NJ                     100.0%           Fee            1989             4.2         24          63%
    400 Forge Way, Rockaway, NJ                     100.0%           Fee            1989            12.8         28          20%
    40 Cragwood Rd., South Plainfield, NJ           100.0%           Fee            1965            13.5         16          30%
                                                                                                   -----
         W. MORRIS S. PLAINFIELD TOTAL                                                              46.7

WESTCHESTER  INDUSTRIAL
  ELMSFORD WESTCHESTER
    100 Grasslands Rd.,  Elmsford, NY               100.0%           Fee            1964             3.6         16         100%
    500 Saw Mill Rd., Elmsford, NY                  100.0%           Fee            1968             7.3         22          20%
                                                                                                   -----
         ELMSFORD WESTCHESTER TOTAL                                                                 10.9

CONNECTICUT  INDUSTRIAL
  SHELTON CONNECTICUT
    710 Bridgeport, Shelton, CT                     100.0%           Fee            1971-1979       36.1         22          29%
                                                                                                   -----
         SHELTON CONNECTICUT TOTAL                                                                  36.1
                                                                                                   -----

TOTAL INDUSTRIAL                                                                                   104.8
                                                                                                   =====

                                                                                                           ANNUAL
                                                                                                            BASE
                                                                                                            RENT        NUMBER
                                                               RENTABLE                                     PER           OF
                                                                SQUARE       PERCENT      ANNUAL BASE      LEASED       TENANT
                                                                 FEET        LEASED         RENT (2)       SQ. FT.      LEASES
                                                               ---------------------------------------------------------------
LONG ISLAND INDUSTRIAL
  ISLIP & HAUPPAUGE LONG ISLAND
    32 Windsor Pl., Islip, NY                                  43,000         100.0%         $163,702       $3.81         1
    300 Kennedy Drive, Haupauge, NY                            50,000         100.0%         $360,208       $7.20         1
    350 Kennedy Drive, Haupauge, NY                            50,489         100.0%         $307,791       $6.10         1
                                                            ---------------------------------------------------------------
         ISLIP LONG ISLAND TOTAL                              143,489         100.0%         $831,701       $5.80         3

NEW JERSEY INDUSTRIAL
  WESTERN MORRIS AND SOUTH PLAINFIELD
    100 Forge Way, Rockaway, NJ                                 20,150         92.3%         $141,962       $7.63         3
    200 Forge Way, Rockaway, NJ                                 72,118        100.0%         $634,638       $8.80         2
    300 Forge Way, Rockaway, NJ                                 24,200         50.4%          $20,842       $1.71         1
    400 Forge Way, Rockaway, NJ                                 73,000        100.0%         $547,768       $7.50         3
    40 Cragwood Rd., South Plainfield, NJ                      130,793         70.3%       $1,369,348      $14.89         4
                                                            ---------------------------------------------------------------
         W. MORRIS S. PLAINFIELD TOTAL                        320,261          83.7%       $2,714,558      $10.13        13

WESTCHESTER  INDUSTRIAL
  ELMSFORD WESTCHESTER
    100 Grasslands Rd.,  Elmsford, NY                          47,690         100.0%         $903,987      $18.96         3
    500 Saw Mill Rd., Elmsford, NY                             92,000         100.0%       $1,002,800      $10.90         1
                                                            ---------------------------------------------------------------
         ELMSFORD WESTCHESTER TOTAL                           139,690         100.0%       $1,906,787      $13.65         4

CONNECTICUT  INDUSTRIAL
  SHELTON CONNECTICUT
    710 Bridgeport, Shelton, CT                               452,414          71.7%       $2,375,946       $7.32         2
                                                            ---------------------------------------------------------------
         SHELTON CONNECTICUT TOTAL                            452,414          71.7%       $2,375,946       $7.32         2
                                                            ---------                      ----------                    --

TOTAL INDUSTRIAL                                            1,055,854          82.9%       $7,828,992       $8.94        22
                                                            =========                      ==========                    ==

(1)   Calculated as the difference from the lowest beam to floor.
(2) Represents Base Rent, net of electric reimbursement, of signed leases at March 31, 2004 adjusted for scheduled contractual increases during the 12 months ending March 31, 2005. Total Base Rent for these purposes reflects the effect of any lease expirations that occur during the 12-month period ending March 31, 2005. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.

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

Kramer Levin Naftalis & Frankel commenced an action against Metropolitan 919 3rd Avenue LLC in the Supreme Court of the State of New York, County of New York (Kramer Levin Naftalis & Frankel LLP v. Metropolitan 919 3rd Avenue LLC, Index No. 604512/2002 (12/16/02)) relating to alleged overcharges of approximately $700,000 with respect to its lease at 919 3rd Avenue, New York, NY. Such overcharges were primarily incurred during the period prior to the Company's ownership of the property. Subsequent to the filing of the complaint, the parties agreed to pursue private mediation. As of May 2004, the mediation effort was discontinued and the parties have resumed litigation. The Company believes that the complaint is without merit.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities - None
Item 3. Defaults Upon Senior Securities - None
Item 4. Submission of Matters to a Vote of Securities Holders - None
Item 5. Other information
     a)   None

     b) There have been no material changes to the procedures by which stockholders may recommend nominees to the Company's Board of Directors.

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

     b) During the three months ended March 31, 2004, the Registrant filed the following reports on Form 8-K:

        On January 16, 2004, the Registrant submitted a report on Form 8-K under Items 5 and 7 thereof in order to revise its historical financial statements in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

        On January 21, 2004, the Registrant submitted a report on Form 8-K under Items 5 and 7 thereof in connection with a public offering of $150 million aggregate principal amount of the Operating Partnership's, 5.15% senior unsecured notes due 2011.

        On February 27, 2004, the Registrant submitted a report on Form 8-K under Items 7 and 12 thereof in order to file a press release announcing its consolidated financial results for the quarter and year ended December 31, 2003.

        On March 12, 2004, the Registrant submitted a report on Form 8-K under Items 5 and 7 thereof in connection with a public offering of 5.5 million shares of the Registrant's Class A common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RECKSON ASSOCIATES REALTY CORP.

By:        /s/ Scott H. Rechler               By:     /s/ Michael Maturo
   ----------------------------------            ----------------------------
Scott H. Rechler, Chief Executive                Michael Maturo, Executive Vice
Officer and President                            President, Treasurer and Chief
                                                 Financial Officer

DATE: May 7, 2004