Form 10-Q
period 2004-06-30
RECKSON ASSOCIATES REALTY CORP
filed 2004-08-09
CIK 930548

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

       INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) YES [X] NO[ ], AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO[ ].

   INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
                  DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

                                  YES [X] NO[ ].

                 ----------------------------------------------

THE COMPANY HAS ONE CLASS OF COMMON STOCK, PAR VALUE $.01 PER SHARE, WITH 69,941,988 SHARES OUTSTANDING AS OF AUGUST 6, 2004

================================================================================

                         RECKSON ASSOCIATES REALTY CORP.
                                QUARTERLY REPORT
                    FOR THE THREE MONTHS ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

  INDEX                                                                     PAGE
--------------------------------------------------------------------------------
  PART I.      FINANCIAL INFORMATION
--------------------------------------------------------------------------------

  Item 1.      Financial Statements

               Consolidated  Balance  Sheets  as of June 30,  2004
               (unaudited) and December 31, 2003 .................             2

               Consolidated  Statements  of  Income  for the three
               and  six  months  ended  June  30,  2004  and  2003
               (unaudited) .......................................             3

               Consolidated  Statements  of Cash Flows for the six
               months ended June 30, 2004 and 2003 (unaudited) ...             4

               Notes  to  the  Consolidated  Financial  Statements
               (unaudited) .......................................             5


  Item 2.      Management's  Discussion  and Analysis of Financial
               Condition and Results of Operations ...............            21

  Item 3.      Quantitative  and  Qualitative   Disclosures  about
               Market Risk .......................................            38

  Item 4.      Controls and Procedures ...........................            39

--------------------------------------------------------------------------------
  PART II.     OTHER INFORMATION
--------------------------------------------------------------------------------

  Item 1.      Legal Proceedings .................................            44

  Item 2.      Changes in  Securities,  Use of Proceeds and Issuer
               Purchases of Equity Securities ....................            44

  Item 3.      Defaults Upon Senior Securities....................            44

  Item 4.      Submission  of  Matters  to a  Vote  of  Securities
               Holders............................................            44

  Item 5.      Other Information..................................            45

  Item 6.      Exhibits and Reports on Form 8/K...................            45

--------------------------------------------------------------------------------
  SIGNATURES
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                         RECKSON ASSOCIATES REALTY CORP.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                         JUNE 30,   DECEMBER 31,
                                                           2004         2003
                                                        ----------  ------------
                                                        (UNAUDITED)
ASSETS:

Commercial real estate properties, at cost:
    Land .............................................  $  384,137   $  378,479
    Building and improvements ........................   2,608,867    2,211,566
Developments in progress:
    Land .............................................      95,600       90,706
    Development costs ................................      28,900       68,127
Furniture, fixtures and equipment ....................      11,625       11,338
                                                        ----------   ----------
                                                         3,129,129    2,760,216
Less accumulated depreciation ........................    (515,961)    (464,382)
                                                        ----------   ----------
Investment in real estate, net of accumulated
  deprecation ........................................   2,613,168    2,295,834

Properties and related assets held for sale, net
  of accumulated depreciation ........................       5,069       52,517
Investments in real estate joint ventures ............       6,462        5,904
Investments in mortgage notes and notes receivable ...      68,433       54,986
Investments in service companies and affiliate
  loans and joint ventures ...........................      70,563       71,614
Cash and cash equivalents ............................      82,670       22,330
Tenant receivables ...................................      11,661       11,929
Deferred rents receivable ............................     122,672      111,962
Prepaid expenses and other assets ....................      82,523       35,371
Contract and land deposits and pre-acquisition costs .          60       20,203
Deferred leasing and loan costs ......................      69,573       64,345
                                                        ----------   ----------

TOTAL ASSETS .........................................  $3,132,854   $2,746,995
                                                        ==========   ==========


LIABILITIES:
Mortgage notes payable ...............................  $  965,561   $  721,635
Unsecured credit facility ............................      90,000      169,000
Senior unsecured notes ...............................     549,132      499,445
Liabilities associated with properties held for sale .         311          881
Accrued expenses and other liabilities ...............     120,498       93,885
Dividends and distributions payable ..................      32,994       28,290
                                                        ----------   ----------
TOTAL LIABILITIES ....................................   1,758,496    1,513,136
                                                        ----------   ----------

Minority partners' interests in consolidated
  partnerships .......................................     223,405      233,070
Preferred unit interest in the operating partnership .      16,581       19,662
Limited partners' minority interest in the operating
  partnership ........................................      46,659       44,518
                                                        ----------   ----------

TOTAL MINORITY INTERESTS .............................     286,645      297,250
                                                        ----------   ----------

Commitments and contingencies ........................        --           --

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value, 25,000,000 shares
    authorized
  Series A preferred stock, 8,693,900 and 8,834,500
    shares issued and outstanding, respectively ......        87             88
  Series B preferred stock, 0 and 2,000,000 shares
    issued and outstanding, respectively .............        --             20
Common Stock, $.01 par value, 100,000,000 shares
  authorized 67,256,850 and 58,275,367 shares issued
  and outstanding, respectively ......................         673          583
Retained earnings ....................................       7,412       35,757
Additional paid in capital ...........................   1,142,832      968,653
Accumulated other comprehensive income ...............       5,201         --
Treasury stock, 3,318,600 shares .....................     (68,492)     (68,492)
                                                        ----------   ----------
TOTAL STOCKHOLDERS' EQUITY ...........................   1,087,713      936,609
                                                        ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........  $3,132,854   $2,746,995
                                                        ==========   ==========

                (see accompanying notes to financial statements)

                         RECKSON ASSOCIATES REALTY CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
        (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                               JUNE 30,                       JUNE 30,
                                                                      ---------------------------   ---------------------------
                                                                          2004           2003           2004           2003
                                                                      ------------   ------------   ------------   ------------
REVENUES:
Property operating revenues:
   Base rents ......................................................  $    109,765   $     94,141   $    220,800   $    188,885
   Tenant escalations and reimbursements ...........................        17,478         13,907         35,593         27,943
                                                                      ------------   ------------   ------------   ------------
Total property operating revenues ..................................       127,243        108,048        256,393        216,828
Interest income on mortgage notes and notes receivable
   (including $539, $1,045, $1,128 and $2,078,
   respectively from related parties) ..............................         1,876          1,539          3,492          3,010
Investment and other income ........................................         1,447          3,349          5,494          9,137
                                                                      ------------   ------------   ------------   ------------
   TOTAL REVENUES ..................................................       130,566        112,936        265,379        228,975
                                                                      ------------   ------------   ------------   ------------
EXPENSES:
Property operating expenses ........................................        50,626         42,438        102,091         85,818
Marketing, general and administrative ..............................         7,374          8,795         14,441         16,364
Interest ...........................................................        24,607         20,145         50,268         40,242
Depreciation and amortization ......................................        29,617         26,983         58,738         55,763
                                                                      ------------   ------------   ------------   ------------
     TOTAL EXPENSES ................................................       112,224         98,361        225,538        198,187
                                                                      ------------   ------------   ------------   ------------
Income before minority interests, preferred dividends and
   distributions, equity  (loss) in earnings of real estate
   joint ventures and discontinued operations ......................        18,342         14,575         39,841         30,788
Minority partners' interests in consolidated partnerships ..........        (4,422)        (4,062)       (10,603)        (8,463)
Distributions to preferred unit holders ............................          (227)          (274)          (500)          (547)
Limited partners' minority interest in the operating partnership ...          (506)          (482)        (1,100)        (1,135)
Equity (loss) in earnings of real estate joint ventures ............           294           (270)           408           (164)
                                                                      ------------   ------------   ------------   ------------
Income before discontinued operations and preferred dividends ......        13,481          9,487         28,046         20,479
Discontinued operations (net of limited partners' and minority interests):
   Gain on sales of real estate ....................................         3,639           --            8,841           --
   Income from discontinued operations .............................            95          3,415            552          6,403
                                                                      ------------   ------------   ------------   ------------
Net Income .........................................................        17,215         12,902         37,439         26,882
Dividends to preferred shareholders ................................        (4,172)        (5,317)        (8,432)       (10,634)
                                                                      ------------   ------------   ------------   ------------
Net income allocable to common shareholders ........................  $     13,043   $      7,585   $     29,007   $     16,248
                                                                      ============   ============   ============   ============
Net income allocable to:
   Common shareholders .............................................  $     13,043   $      5,769   $     29,007   $     12,364
   Class B common shareholders .....................................          --            1,816           --            3,884
                                                                      ------------   ------------   ------------   ------------
Total ..............................................................  $     13,043   $      7,585   $     29,007   $     16,248
                                                                      ============   ============   ============   ============
Basic net income per weighted average common share:
   Income from continuing operations ...............................  $        .13   $        .07   $        .30   $        .16
   Discontinued operations .........................................           .06            .05            .15            .10
                                                                      ------------   ------------   ------------   ------------
   Basic net income per common share ...............................  $        .19   $        .12   $        .45   $        .26
                                                                      ============   ============   ============   ============

   Class B common - income from continuing operations ..............  $       --     $        .10   $       --     $        .24
   Discontinued operations .........................................          --              .08           --              .15
                                                                      ------------   ------------   ------------   ------------
   Basic net income per Class B common share .......................  $       --     $        .18   $       --     $        .39
                                                                      ============   ============   ============   ============

Basic weighted average common shares outstanding:
   Common stock ....................................................    66,892,096     48,000,995     64,127,596     48,100,418
   Class B common stock ............................................          --        9,915,313           --        9,915,313

Diluted net income per weighted average common share:
   Common share ....................................................  $        .19   $        .12   $        .45   $        .26
                                                                      ============   ============   ============   ============
   Class B common share ............................................  $       --     $        .13   $       --     $        .28
                                                                      ============   ============   ============   ============

Diluted weighted average common shares outstanding:
   Common stock ....................................................    67,326,754     48,118,172     64,522,390     48,218,598
   Class B common stock ............................................          --        9,915,313           --        9,915,313

                (see accompanying notes to financial statements)

                         RECKSON ASSOCIATES REALTY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                             SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                        ---------------------------
                                                                                            2004           2003
                                                                                        ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME ...........................................................................  $     37,439   $     26,882
Adjustments to reconcile net income to net cash provided by operating activities:
      Gain on sales of real estate ...................................................       (11,330)            --
      Depreciation and amortization (including discontinued operations) ..............        59,069         61,887
      Minority partners' interests in consolidated partnerships ......................        13,136          9,025
      Limited partners' minority interest in the operating partnership ...............         1,637          1,870
      (Equity) loss in earnings of real estate joint ventures ........................          (408)           164
Changes in operating assets and liabilities:
      Tenant receivables .............................................................           278          6,326
      Prepaid expenses and other assets ..............................................        (8,674)        (6,710)
      Deferred rents receivable ......................................................        (8,983)        (9,207)
      Accrued expenses and other liabilities .........................................        (5,452)        (9,057)
                                                                                        ------------   ------------
      Net cash provided by operating activities ......................................        76,712         81,180
                                                                                        ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to developments in progress ..........................................       (12,977)        (9,732)
      Purchase of commercial real estate .............................................       (72,691)        (6,505)
      Additions to commercial real estate properties .................................       (17,802)       (25,149)
      Additions to furniture, fixtures and equipment .................................          (288)            (94)
      Payment of leasing costs .......................................................        (8,677)        (8,765)
      Distributions (contributions) from investments in real estate joint ventures ...          (150)           243
      Additions to mortgage notes and notes receivable ...............................       (15,619)            --
      Repayments of mortgage notes and notes receivable ..............................         2,691             --
      Proceeds from sales of real estate .............................................        57,056             --
                                                                                        ------------   ------------
      Net cash used in investing activities ..........................................       (68,457)       (50,002)
                                                                                        ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock net of issuance costs ...................       149,490           --
      Proceeds from options exercised ................................................        27,205           --
      Repurchases of common stock ....................................................          --           (4,538)
      Principal payments on secured borrowings .......................................        (6,074)        (5,878)
      Payment of loan and equity issuance costs ......................................        (2,635)           (29)
      Proceeds from issuance of senior unsecured notes ...............................       150,000           --
      Repayment of senior unsecured notes ............................................      (100,000)          --
      Proceeds from unsecured credit facility ........................................        90,000         55,000
      Repayment of unsecured credit facility .........................................      (169,000)          --
      Distributions to minority partners in consolidated partnerships ................       (22,800)       (11,507)
      Distributions to limited partners in the operating partnership .................        (2,278)        (6,177)
      Distributions to preferred unit holders ........................................          (538)          (547)
      Dividends to common shareholders ...............................................       (52,635)       (53,699)
      Dividends to preferred shareholders ............................................        (9,208)       (10,634)
                                                                                        ------------   ------------
      Net cash provided by (used in) financing activities ............................        51,527        (38,009)
                                                                                        ------------   ------------

      Net increase (decrease) in cash and cash equivalents ...........................        59,782         (6,831)
      Cash and cash equivalents at beginning of period ...............................        22,888         30,827
                                                                                        ------------   ------------
      Cash and cash equivalents at end of period .....................................  $     82,670   $     23,996
                                                                                        ============   ============

                (see accompanying notes to financial statements)

                         RECKSON ASSOCIATES REALTY CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

The Company became the sole general partner of Reckson Operating Partnership, L.P. (the "Operating Partnership") by contributing substantially all of the net proceeds of the IPO in exchange for an approximate 73% interest in the Operating Partnership. At June 30, 2004, the Company's ownership percentage in the Operating Partnership was approximately 94.8%. All Properties acquired by the Company are held by or through the Operating Partnership. In conjunction with the IPO, the Operating Partnership executed various option and purchase agreements whereby it issued common units of limited partnership interest in the Operating Partnership ("OP Units") to certain continuing investors in exchange for (i) interests in certain property partnerships, (ii) fee simple and leasehold interests in properties and development land, (iii) certain other business assets and (iv) 100% of the non-voting preferred stock of Reckson Management Group, Inc. and Reckson Construction Group, Inc.

2.   BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated financial position of the Company, the Operating Partnership and the Service Companies (as defined below) at June 30, 2004 and December 31, 2003 and the results of their operations for the three and six months ended June 30, 2004 and 2003, respectively, and, their cash flows for the six months ended June 30, 2004 and 2003, respectively. The Operating Partnership's investments in majority owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners' interest. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest. Such investments are reflected in the accompanying financial statements under the equity method of accounting. The Service Companies which provide management, development and construction services to the Company and the Operating Partnership are Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction Group New York, Inc., Reckson Construction Group, Inc. and Reckson Construction & Development LLC (the "Service Companies"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Reckson Construction Group, Inc., Reckson Construction Group New York, Inc. and Reckson Construction & Development LLC use the percentage-of-completion method for recording amounts earned on their contracts. This method records amounts earned as revenue in the proportion that actual costs incurred to date bear to the estimate of total costs at contract completion.

Minority partners' interests in consolidated partnerships represent a 49% non-affiliated interest in RT Tri-State LLC, owner of a seven property suburban office portfolio, a 40% non-affiliated interest in Omni Partners, L.P., owner of a 579,000 square foot suburban office property and a 49% non-affiliated interest in Metropolitan 919 Third Avenue, LLC, owner of the property located at 919 Third Avenue, New York, NY. Limited partners' minority interest in the Operating Partnership was approximately 5.2% and 10.5% at June 30, 2004 and 2003, respectively.

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

The accompanying interim unaudited financial statements have been prepared by the Company's management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to not make the information presented misleading. The unaudited financial statements as of June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2003.

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

The Company considers highly liquid investments with maturity of six months or less when purchased to be cash equivalents. Cash balances at June 30, 2004 include approximately $46.5 million of the remaining net proceeds received during the six month period ended June 30, 2004 relating to property sales, issuance of the Company's equity (see Note 7) and the Operating Partnership's January 2004 issuance of senior unsecured notes (see Note 4).

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

The following table sets forth the Company's pro forma information for its common stockholders for the three and six month periods ended June 30, 2004 and 2003 (in thousands except earnings per share data):

                                                      -----------------------------------------------------
                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               JUNE 30,                    JUNE 30,
                                                      -------------------------   -------------------------
                                                          2004          2003          2004          2003
                                                      -----------   -----------   -----------   -----------
Net income as reported .............................  $    13,043   $     5,769   $    29,007   $    12,364
Add: Stock option expense included in net income ...            1             1             3             3
Less: Stock option expense determined under
   fair value recognition method for all awards ....         (104)          (54)         (196)         (144)
                                                      -----------   -----------   -----------   -----------
Pro forma net income ...............................  $    12,940   $     5,716   $    28,814   $    12,223
                                                      ===========   ===========   ===========   ===========

Net income per share as reported:
   Basic ...........................................  $       .19   $       .12   $       .45   $       .26
                                                      ===========   ===========   ===========   ===========
   Diluted .........................................  $       .19   $       .12   $       .45   $       .26
                                                      ===========   ===========   ===========   ===========

Pro forma net income per share:
   Basic ...........................................  $       .19   $       .12   $       .45   $       .25
                                                      ===========   ===========   ===========   ===========
   Diluted .........................................  $       .19   $       .12   $       .45   $       .25
                                                      ===========   ===========   ===========   ===========

The fair value for those  options  was  estimated  at the date of grant  using a
Black-Scholes   option   pricing  model  with  the  following   weighted-average
assumptions:

                                                      -----------------------------------------------------
                                                          THREE MONTHS ENDED              SIX MONTHS
                                                               JUNE 30,                 ENDED JUNE 30
                                                      -------------------------   -------------------------
                                                          2004          2003          2004          2003
                                                      -----------   -----------   -----------   -----------
Risk free interest rate ............................         3.00%         3.00%      3.00%         3.00%
Dividend yield .....................................         7.07%         7.39%      7.07%         7.39%
Volatility factor of the expected market price
   of the Company's common stock ...................         .200          .196       .200          .196
Weighted average expected option life (in years) ...          4.0           5.3        4.0           5.3


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

3.   MORTGAGE NOTES PAYABLE

As of June 30, 2004, the Company had approximately $965.6 million of mortgage notes payable, which mature at various times between 2004 and 2027. The notes are secured by 20 properties with an aggregate carrying value of approximately $1.84 billion which are pledged as collateral against the mortgage notes payable. In addition, approximately $43.5 million of the $965.6 million is recourse to the Company and certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and / or the Company.

The following table sets forth the Company's mortgage notes payable as of June 30, 2004, by scheduled maturity date (dollars in thousands):

                                               Principal     Interest         Maturity       Amortization
Property                                      Outstanding      Rate             Date         Term (Years)
-------------------------------------------  -------------  ----------  -----------------  ---------------
1185 Avenue of the Americas, NY, NY           $   250,000      4.95%        August, 2004    Interest only
395 North Service Road, Melville, NY               19,097      6.45%       October, 2005    $34 per month
200 Summit Lake Drive, Valhalla, NY                18,704      9.25%       January, 2006          25
1350 Avenue of the Americas, NY, NY                73,431      6.52%          June, 2006          30
Landmark Square, Stamford, CT (a)                  43,465      8.02%       October, 2006          25
100 Summit Lake Drive, Valhalla, NY                16,981      8.50%         April, 2007          15
333 Earle Ovington Blvd, Mitchel Field,
NY(b)                                              52,343      7.72%        August, 2007          25
810 Seventh Avenue, NY, NY (e)                     80,498      7.73%        August, 2009          25
100 Wall Street, NY, NY (e)                        34,883      7.73%        August, 2009          25
6900 Jericho Turnpike, Syosset, NY                  7,165      8.07%          July, 2010          25
6800 Jericho Turnpike, Syosset, NY                 13,576      8.07%          July, 2010          25
580 White Plains Road, Tarrytown, NY               12,365      7.86%     September, 2010          25
919 Third Ave, NY, NY (c)                         242,904      6.87%        August, 2011          30
One Orlando Center, Orlando, FL (d)                37,439      6.82%      November, 2027          28
120 West 45th Street, NY, NY (d)                   62,710      6.82%      November, 2027          28
                                             -------------

Total/Weighted Average                        $   965,561      6.65%
                                             =============

------------------------
     (a)  Encompasses six Class A office properties.

     (b) The Company has a 60% general partnership interest in this property and its proportionate share of the aggregate principal amount is approximately $31.4 million.

     (c) The Company has a 51% membership interest in this property and its proportionate share of the aggregate principal amount is approximately $123.9 million.

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


In addition, the Company has a 60% interest in an unconsolidated joint venture property. The Company's share of the mortgage debt at June 30, 2004 is approximately $7.6 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005 at which time the Company's share of the mortgage debt will be approximately $6.9 million.

On March 19, 2004, the Company entered into two anticipatory interest rate hedge instruments, which are scheduled to coincide with an August 2004 debt maturity, totaling $100 million, to protect itself against potentially rising interest rates. At June 30, 2004, the fair value of these instruments exceeded their carrying value by approximately $5.2 million. Such amount has been reflected as accumulated other comprehensive income with a corresponding increase to prepaid expenses and other assets on the accompanying balance sheet. In addition, on July 1, 2004, the Company entered into an additional anticipatory interest rate hedge instrument totaling $12.5 million to coincide with the aforementioned August 2004 debt maturity.

4.   SENIOR UNSECURED NOTES

On January 22, 2004, the Operating Partnership issued $150 million of seven-year 5.15% (5.196% effective rate) senior unsecured notes. Prior to the issuance of these notes the Company entered into several anticipatory interest rate hedge instruments to protect itself against potentially rising interest rates. At the time the notes were issued the Company incurred a net cost of approximately $980,000 to settle these instruments. Such costs are being amortized over the term of the notes. Net proceeds of approximately $148 million received from this issuance were used to repay outstanding borrowings under the Credit Facility (as defined below) and to invest in short-term liquid investments.

On  March  15,  2004,   the  Company   repaid  $100  million  of  the  Operating
Partnership's 7.4% senior unsecured notes at maturity.

As of June 30, 2004, the Operating Partnership had outstanding approximately $549.1 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures by scheduled maturity date (dollars in thousands):

                         FACE
       ISSUANCE         AMOUNT      COUPON RATE     TERM         MATURITY
   ----------------   ----------    -----------   --------   ----------------
     June 17, 2002    $   50,000       6.00%       5 years      June 15, 2007

    August 27, 1997      150,000       7.20%      10 years    August 28, 2007

    March 26, 1999       200,000       7.75%      10 years     March 15, 2009

   January 22, 2004      150,000       5.15%       7 years   January 15, 2011
                      ----------
                      $  550,000
                      ==========

Interest on the Senior Unsecured Notes are payable semi-annually with principal and unpaid interest due on the scheduled maturity dates. In addition, certain of the Senior Unsecured Notes were issued at discounts aggregating approximately $1.2 million. Such discounts are being amortized over the term of the Senior Unsecured Notes to which they relate.

5.   UNSECURED CREDIT FACILITY

As of June 30, 2004, the Company had a $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and Citicorp North America, Inc. and Wachovia Bank, National Association, as co-documentation agents. The Credit Facility was scheduled to mature in December 2005, contained options for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. As of June 30, 2004, based on a pricing grid of the Operating Partnership's unsecured debt ratings, borrowings under the Credit Facility were priced off LIBOR plus 90 basis points and the Credit Facility carried a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership's unsecured credit ratings the interest rates and facility fee are subject to change. At June 30, 2004, the outstanding borrowings under the Credit Facility aggregated $90 million and carried a weighted average interest rate of 2.18%.

In August 2004, the Company amended and extended the Credit Facility to mature in August 2007 with similar terms and conditions as existed prior to the amendment and extension.

The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At June 30, 2004, the Company had availability under the Credit Facility to borrow approximately an additional $410 million, subject to compliance with certain financial covenants.

In connection with the acquisition of certain properties, contributing partners of such properties have provided guarantees on indebtedness of the Company. As a result, the Company maintains certain outstanding balances on its Credit Facility.

In accordance with the provisions of FASB Statement No. 144, the Company allocated approximately $2.6 million and $5.2 million of its unsecured corporate interest expense to discontinued operations for the three and six month periods ended June 30, 2003.

6.   COMMERCIAL REAL ESTATE INVESTMENTS

As of June 30, 2004, the Company owned and operated 76 office properties (inclusive of nine office properties owned through joint ventures) comprising approximately 14.4 million square feet and 9 industrial / R&D properties comprising approximately 955,000 square feet located in the Tri-State Area.

In June, 2004 the Company entered into a contract to sell a 92,000 square foot industrial property located in Westchester for approximately $7.5 million. The Company's basis in this property is approximately $4.8 million and is included in properties and related assets held for sale on the accompanying balance sheet.

As of June 30, 2004, the Company also owned approximately 313 acres of land in 12 separate parcels of which the Company can, based on current estimates, develop approximately 3.0 million square feet of office space. The Company is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential use for potential disposition. As of June 30, 2004, the Company had invested approximately $124.5 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values. In addition, during the three and six month periods ended June 30, 2004, the Company has capitalized approximately $2.3 million and $5.1 million, respectively related to real estate taxes, interest and other carrying costs related to these development projects. In October 2003, the Company entered into a contract to sell a 113 acre land parcel located in New Jersey. The contract provides for a sales price ranging from $18 million to $36 million. The sale is contingent upon obtaining zoning for residential use of the land and other customary approvals. The proceeds ultimately received from such sale will be based upon the number of residential units permitted by the rezoning. The cost basis of the land parcel at June 30, 2004 was approximately $5.7 million. The closing is scheduled to occur upon the rezoning, which is anticipated to occur within 12 to 24 months. However, there can be no assurances such rezoning will occur. During February 2004, a 3.9 acre land parcel located on Long Island was condemned by the Town of Oyster Bay. As consideration for the condemnation the Company anticipates it will initially receive approximately $1.8 million. The Company's cost basis in this land parcel was approximately $1.4 million. The Company is currently contesting this valuation and seeking payment of additional consideration from the Town of Oyster Bay but there can be no assurances that the Company will be successful in obtaining any such additional consideration. In July 2004, the Company commenced the ground-up development of a 277,000 square foot Class A office building with a total anticipated investment cost of approximately $60 million. This development is located within the Company's existing 404,000 square foot executive office park in Melville, NY.

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

In January 2004, the Company sold a 104,000 square foot office property located on Long Island for approximately $18.5 million. Net proceeds from the sale were used to repay borrowings under the Credit Facility. As a result, the Company recorded a net gain of approximately $5.2 million, net of limited partners' minority interest. In accordance with FASB Statement No. 144, such gain has been reflected in discontinued operations on the accompanying consolidated statements of income.

In January 2004, the Company  acquired 1185 Avenue of the Americas,  a 42-story,
1.1 million square foot Class A office tower, located between 46th and 47th Streets in New York, NY for $321 million. In connection with this acquisition, the Company assumed a $202 million mortgage and $48 million of mezzanine debt. The balance of the purchase price was paid through an advance under the Credit Facility. The floating rate mortgage and mezzanine debt both mature in August 2004 and presently have a weighted average interest rate of 4.95%. Such rate is based on the greater of one month LIBOR or 2.15% plus a weighted average spread of approximately 2.80%. An interest rate hedge agreement was acquired to limit exposure to increases in LIBOR above 5.825%. The property is also encumbered by a ground lease which has a remaining term of approximately 40 years with rent scheduled to be re-set at the end of 2005 and then remain constant for the balance of the term. Pursuant to the terms of the ground lease, the Company and the ground lessor have commenced arbitration proceedings relating to the re-setting of the ground lease. There can be no assurances as to the outcome of the rent re-set process. In accordance with FASB Statement No. 141, "Business Combinations", the Company allocated and recorded net deferred intangible lease income of approximately $14.2 million, representing the net value of acquired above and below market leases, assumed lease origination costs and other value of in-place leases. The net value of the above and below market leases is amortized over the remaining terms of the respective leases to rental income which amounted to approximately $2.0 million and $3.8 million for the three and six month periods ended June 30, 2004 . In addition, amortization expense on the value of lease origination costs was approximately $746,000 and $1.3 million for the three and six month periods ended June 30, 2004. At acquisition, there were 31 in-place leases aggregating approximately one million square feet with a weighted average remaining lease term of approximately 6 years.

In April 2004, the Company sold a 175,000 square foot office building located on Long Island for approximately $30 million, of which the Company owned a 51% interest, and a wholly owned 9,000 square foot retail property for approximately $2.8 million. In addition, the Company completed the sale on two of the remaining three properties from the Disposition for approximately $5.8 million. Proceeds from the sale were used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to Section 1031 of the Code (a "Section 1031 Exchange"). A Section 1031 Exchange allows for the deferral of taxes related to the gain attributable to the sale of property if qualified replacement property is identified within 45 days and such qualified replacement property is then acquired within 180 days from the initial sale. There can be no assurances that the Company will meet the requirements of
Section 1031 by identifying and acquiring qualified replacement properties in the required time frame, in which case the Company would incur the tax liability on the capital gain realized of approximately $1.5 million. The disposition of the other industrial property, which is subject to certain environmental issues, is conditioned upon the approval of the buyer's lender, which has not been obtained. As a result, the Company will not dispose of this property as part of the Disposition. Management believes that the cost to remediate the environmental issues will not have a material adverse effect on the Company, but there can be no assurance in this regard.

In July 2004, the Company acquired a 141,000 square foot Class A office property, located in Chatham Township, NJ for approximately $22.7 million. The Company made this acquisition through available cash-on-hand.

During February 2003, the Company, through Reckson Construction Group, Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, New York and was retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction closed on March 11, 2003 and development of the aforementioned office building has been completed. In accordance with FASB Statement No. 66, the Company has recognized a book gain, before taxes, on this land sale and build-to-suit transaction of approximately $23.8 million, of which $400,000 and $5.0 million and, $4.3 million and $10.1 million has been recognized during the three and six month periods ended June 30, 2004 and 2003, respectively, and is included in investment and other income on the accompanying consolidated statements of income.

The Company holds a $17.0 million note  receivable,  which bears interest at 12%
per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, New York (the "Omni Note"). The Company currently owns a 60% majority partnership interest in Omni Partners, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. The Company also holds a $30 million junior mezzanine loan which is secured by a pledge of an indirect ownership interest of an entity which owns the ground leasehold estate under a
1.1 million square foot office complex located on Long Island, New York (the "Mezz Note"). The Mezz Note matures in September 2005, currently bears interest at 12.73%, and the borrower has the right to extend for three additional one-year periods. The Company also holds three other notes receivable aggregating $19.0 million which bear interest at rates ranging from 10.5% to 12% per annum. These notes are secured in part by a minority partner's preferred unit interest in the Operating Partnership, an interest in real property and a personal guarantee (the "Other Notes" and collectively with the Omni Note and the Mezz Note, the "Note Receivable Investments"). During April 2004, approximately $2.7 million of the Other Notes, including accrued interest, were repaid by the minority partner exchanging, and the Operating Partnership redeeming, approximately 3,081 preferred units. The preferred units were redeemed at a par value of $3.1 million. Approximately $420,000 of the redemption proceeds was used to offset interest due from the minority partner under the Other Notes and for prepaid interest. In July 2004, the minority partner delivered notice to the Operating Partnership stating his intention to repay $15.5 million of the 10.5% Other Notes. When repaid, the remaining Other Notes will aggregate $3.5 million and carry a weighted average interest rate of 11.57%. The Operating Partnership has also agreed to extend the maturity of $2.5 million of such debt through January 31, 2005 and the remaining $1.0 million through January 31, 2010. As of June 30, 2004, management has made subjective assessments as to the underlying security value on the Company's Note Receivable Investments. These assessments indicate an excess of market value over the carrying value related to the Company's Note Receivable Investments. Based on these assessments the Company's management believes there is no impairment to the carrying value related to the Company's Note Receivable Investments.

The Company also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Company's initial New York City portfolio acquisition. This property is cross-collateralized under a $100.1 million mortgage note payable along with one of the Company's New York City buildings. The Company has the right to prepay this note in November 2004, prior to its maturity.

The Company also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV"), which it manages. As of June 30, 2004, the 520JV had total assets of $20.6 million, a mortgage note payable of $11.7 million and other liabilities of $582,000. The Company's allocable share of the 520JV mortgage note payable is approximately $7.6 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. The operating agreement of the 520JV requires joint decisions from all members on all significant operating and capital decisions including sale of the property, refinancing of the property's mortgage debt, development and approval of leasing strategy and leasing of rentable space. As a result of the decision-making participation relative to the operations of the property, the Company accounts for the 520JV under the equity method of accounting. In accordance with the equity method of accounting the Company's proportionate share of the 520JV income (loss) was approximately $294,000 and $408,000 and $(270,000) and $($164,000) for the three and six month periods ended June 30, 2004 and 2003, respectively.

During September 2000, the Company formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed nine Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV which was then distributed to the Company. In August 2003, the Company acquired TIAA's 49% interest in the property located at 275 Broadhollow Road, Melville, NY, for approximately $12.4 million. In addition, during April 2004, the Tri-State JV sold a 175,000 square foot office building located on Long Island for approximately $30 million. Net proceeds from this sale were distributed to the members of the Tri-State JV. As a result of these transactions, the Tri-State JV owns seven Class A suburban office properties aggregating approximately 1.2 million square feet. The Company is responsible for managing the day-to-day operations and business affairs of the Tri-State JV and has substantial rights in making decisions affecting the properties such as leasing, marketing and financing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Company consolidates the Tri-State JV.

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

7.   STOCKHOLDERS' EQUITY

An OP Unit and a share of common stock have essentially the same economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership. Subject to certain holding periods, OP Units may either be redeemed for cash or, at the election of the Company, exchanged for shares of common stock on a one-for-one basis. The OP Units currently receive a quarterly distribution of $.4246 per unit. As of June 30, 2004, the Operating Partnership had issued and outstanding 3,084,713 Class A OP Units and 465,845 Class C OP Units. The Class C OP Units were issued in August 2003 in connection with the contribution of real property to the Operating Partnership and currently receive a quarterly distribution of $.4664 per unit

During June, 2004, the Board of Directors of the Company declared the following dividends on the Company's securities:

                                                                                               ANNUALIZED
                             DIVIDEND /        RECORD           PAYMENT        THREE MONTHS    DIVIDEND /
         SECURITY           DISTRIBUTION        DATE             DATE              ENDED       DISTRIBUTION
         --------           ------------   -------------    --------------    -------------    ------------
Common stock                  $ .4246       July 7, 2004     July 20, 2004    June 30, 2004     $ 1.6984
Series A preferred stock      $ .4766      July 15, 2004    August 2, 2004    July 31, 2004     $ 1.9063

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

During the six month period ended June 30, 2004, approximately 1.3 million shares of the Company's common stock was issued in connection with the exercise of outstanding options to purchase stock under its stock option plans resulting in proceeds to the Company of approximately $27.2 million.

In March 2004, the Company completed an equity offering of 5.5 million shares of its common stock raising approximately $149.5 million, net of an underwriting discount, or $27.18 per share. Net proceeds received from this transaction were used to repay outstanding borrowings under the Credit Facility, repay $100 million of the Operating Partnership's 7.4% senior unsecured notes and to invest in short-term liquid investments.

The Board of Directors of the Company authorized the purchase of up to five million shares of the Company's common stock. Transactions conducted on the New York Stock Exchange have been, and will continue to be, effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. Since the Board's initial authorization, the Company has purchased 3,318,600 shares of its common stock for an aggregate purchase price of approximately $71.3 million. In June 2004, the Board of Directors re-set the Company's common stock repurchase program back to five million shares. No purchases were made during the six months ended June 30, 2004.

The Board of Directors of the Company also formed a pricing committee to consider purchases of up to $75 million of the Company's outstanding preferred securities.

On June 30, 2004, the Company had issued and outstanding 8,693,900 shares of 7.625% Series A Convertible Cumulative Preferred Stock (the "Series A preferred stock"). The Series A preferred stock is redeemable by the Company on or after April 13, 2004 at a price of $25.7625 per share with such price decreasing, at annual intervals, to $25.00 per share on April 13, 2008. In addition, the Series A preferred stock, at the option of the holder, is convertible at any time into the Company's common stock at a price of $28.51 per share. On May 13, 2004, the Company purchased and retired 140,600 shares of the Series A preferred stock for approximately $3.4 million or $24.45 per share. In addition, during July 2004, the Company exchanged 1,350,000 shares of the Series A preferred stock for 1,304,602 shares of common stock. As a result of these transactions annual preferred dividends will decrease by approximately $2.8 million. In accordance with the Emerging Issues Task Force ("EITF") Topic D-42 the Company will incur an accounting charge during the third quarter of 2004 of approximately $3.4 million in connection with the July 2004 exchange of the Series A preferred stock.

On January 1, 2004, the Company had issued and outstanding two million shares of Series B Convertible Cumulative Preferred Stock (the "Series B preferred stock"). The Series B preferred stock was redeemable by the Company as follows:
(i) on or after June 3, 2003 to and including June 2, 2004, at $25.50 per share and (ii) on or after June 3, 2004 and thereafter, at $25.00 per share. The Series B preferred stock, at the option of the holder, was convertible at any time into the Company's common stock at a price of $26.05 per share. On January 16, 2004, the Company exercised its option to redeem the two million shares of outstanding Series B preferred stock for approximately 1,958,000 shares of its common stock. As a result of this redemption, annual preferred dividends will decrease by approximately $4.4 million.

On April 1, 2004, the Operating Partnership had issued and outstanding approximately 19,662 preferred units of limited partnership interest with a liquidation preference value of $1,000 per unit and a current annualized distribution of $55.60 per unit (the "Preferred Units"). The Preferred Units were issued in 1998 in connection with the contribution of real property to the Operating Partnership. On April 12, 2004, the Operating Partnership redeemed approximately 3,081 Preferred Units, at the election of the holder, for approximately $3.1 million, including accrued and unpaid dividends which is being applied to amounts owed from the unit holder under the Other Notes. In addition, during July 2004, the holder of approximately 15,381 of the outstanding Preferred Units exchanged them into OP Units. The Operating
Partnership  converted  the  Preferred  Units,   including  accrued  and  unpaid
dividends, into approximately 531,000 OP Units, which were valued at approximately $14.7 million at the time of the conversion. Subsequent to the conversion, the OP Units were exchanged for an equal number of shares of the Company's common stock. In connection with the July 2004 exchanges and conversions, the preferred unit holder delivered notice to the Operating Partnership of his intent to repay $15.5 million owed from the unit holder under the Other Notes.

The Company had historically structured long term incentive programs ("LTIP") using restricted stock and stock loans. In July 2002, as a result of certain provisions of the Sarbanes Oxley legislation, the Company discontinued the use of stock loans in its LTIP. In connection with LTIP grants made prior to the enactment of the Sarbanes Oxley legislation the Company made stock loans to certain executive and senior officers to purchase 487,500 shares of its common stock at market prices ranging from $18.44 per share to $27.13 per share. The stock loans were set to bear interest at the mid-term Applicable Federal Rate and were secured by the shares purchased. Such stock loans (including accrued interest) were scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon vesting periods ranging from four to ten years based on continued service and in part on attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. As of June 30, 2004, there remains 222,429 shares of common stock subject to the original stock loans which are anticipated to vest between 2005 and 2011. Approximately $248,000 and $556,000 of compensation expense was recorded for the three and six month periods ended June 30, 2004, respectively related to these LTIP. Such amount has been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

The outstanding stock loan balances due from executive and senior officers aggregated approximately $4.7 million at June 30, 2004, and have been included as a reduction of additional paid in capital on the accompanying consolidated balance sheets. Other outstanding loans to executive and senior officers at June 30, 2004 amounted to approximately $1.9 million primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

In November 2002 and March 2003 an award of rights was granted to certain executive officers of the Company (the "2002 Rights" and "2003 Rights", respectively, and collectively, the "Rights"). Each Right represents the right to receive, upon vesting, one share of common stock if shares are then available for grant under one of the Company's stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights will vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights will be earned as of March 13, 2005 and will vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the Rights. The 2002 Rights aggregate 62,835 shares of the Company's common stock and the 2003 Rights aggregate 26,042 shares of common stock. As of June 30, 2004, there remains 47,126 shares of common stock related to the 2002 Rights and 26,042 shares of common stock related to the 2003 Rights. During the three and six month periods ended June 30, 2004 the Company recorded approximately$100,000 and $201,000, respectively of compensation expense related to the Rights. Such amount has been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

In March 2003, the Company established a new LTIP for its executive and senior officers. The four-year plan has a core award, which provides for annual stock based compensation based upon continued service and in part based on attaining certain annual performance measures. The plan also has a special outperformance award, which provides for compensation to be earned at the end of a four-year period if the Company attains certain four-year cumulative performance measures. Amounts earned under the special outperformance award may be paid in cash or stock at the discretion of the Compensation Committee of the Board. Performance measures are based on total shareholder returns on a relative and absolute basis. On March 13, 2003, the Company made available 827,776 shares of its common stock under one of its existing stock option plans in connection with the core award of this LTIP for eight of its executive and senior officers. On March 13, 2004, the Company met its annual performance measure with respect to the prior annual period. As a result, the Company issued to the participants 206,944 shares of its common stock related to the core component of this LTIP. As of June 30, 2004, there remains 620,832 shares of common stock reserved for future issuance under the core award of this LTIP. With respect to the core award of this LTIP, the Company recorded approximately $699,000 and $1.4 million of compensation expense for the three and six month periods ended June 30, 2004, respectively. Such amount has been included in marketing, general and administrative expenses on the accompanying consolidated statements of income. Further, no provision will be made for the special outperformance award of this LTIP until such time as achieving the requisite performance measures is determined to be probable.

Basic net income per share on the Company's common stock was calculated using the weighted average number of shares outstanding of 66,892,096 and 48,000,995 for the three months ended June 30, 2004 and 2003, respectively and 64,127,596 and 48,100,148 for the six months ended June 30, 2004 and 2003, respectively.

Basic net income per share on the Company's Class B common stock was calculated using the weighted average number of Class B shares outstanding of 9,915,313 for the three and six month periods ended June 30, 2003.

The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted net income per weighted average common share and the computation of basic and diluted net income per weighted average share for the Company's common stock (in thousands except for earnings per share data):

                                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                             JUNE 30,                    JUNE 30,
                                                                    -------------------------   -------------------------
                                                                        2004          2003          2004          2003
                                                                    -----------   -----------   -----------   -----------
Numerator:
   Income before discontinued operations, dividends to
      preferred shareholders and (income) allocated
      to Class B shareholders ....................................  $    13,481   $     9,487   $    28,046   $    20,479
   Discontinued operations (net of share applicable to limited
      partners, minority interests  and Class B shareholders) ....        3,734         2,597         9,393         4,872
   Dividends to preferred shareholders ...........................       (4,172)       (5,317)       (8,432)      (10,634)
   (Income) allocated to Class B common shareholders .............         --            (998)         --          (2,353)
                                                                    -----------   -----------   -----------   -----------
Numerator for basic and diluted earnings per common share ........  $    13,043   $     5,769   $    29,007   $    12,364
                                                                    ===========   ===========   ===========   ===========

Denominator:
   Denominator for basic earnings per share - weighted average
      common shares ..............................................       66,892        48,001        64,128        48,100
   Effect of dilutive securities:
      Common stock equivalents ...................................          435           117           394           118
                                                                    -----------   -----------   -----------   -----------
Denominator for diluted earnings per common share - adjusted
      weighted average shares and assumed conversions ............       67,327        48,118        64,522        48,218
                                                                    ===========   ===========   ===========   ===========

Basic earnings per weighted average common share:
   Income from continuing operations .............................  $       .13   $       .07   $       .30   $       .16
   Discontinued operations .......................................          .06           .05           .15           .10
                                                                    -----------   -----------   -----------   -----------
   Net income per common share ...................................  $       .19   $       .12   $       .45   $       .26
                                                                    ===========   ===========   ===========   ===========

Diluted earnings per weighted average common share:
   Income from continuing operations .............................  $       .13   $       .07   $       .30   $       .16
   Discontinued operations .......................................          .06           .05           .15           .10
                                                                    -----------   -----------   -----------   -----------
   Diluted net income per common share ...........................  $       .19   $       .12   $       .45   $       .26
                                                                    ===========   ===========   ===========   ===========

The following table sets forth the Company's reconciliation of numerators and denominators of the basic and diluted net income per weighted average common share and the computation of basic and diluted net income per weighted average share for the Company's Class B common stock (in thousands except for earnings per share data):

                                                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                        JUNE 30, 2003        JUNE 30, 2003
                                                                      ------------------   ----------------
Numerator:
   Income before discontinued operations, dividends to preferred
      shareholders and (income) allocated to common shareholders ......  $      9,487        $     20,479
   Discontinued operations (net of share applicable to limited
      partners and common shareholders) ...............................           818               1,531
   Dividends to preferred shareholders ................................        (5,317)            (10,634)
   (Income) allocated to common shareholders ..........................        (3,172)             (7,492)
                                                                         ------------        ------------
Numerator for basic earnings per Class B common share .................         1,816               3,884
Add back:
   Income allocated to common shareholders ............................         5,769              12,364
   Limited partner's minority interest in the operating partnership ...           874               1,870
                                                                         ------------        ------------
Numerator for diluted earnings per Class B common share ...............  $      8,459        $     18,118
                                                                         ============        ============
Denominator:
   Denominator for basic earnings per share-weighted average
      Class B common shares ...........................................         9,915               9,915
   Effect of dilutive securities:
      Weighted average common shares outstanding ......................        48,001              48,100
      Weighted average OP Units outstanding ...........................         7,276               7,276
      Common stock equivalents ........................................           117                 118
                                                                         ------------        ------------
Denominator for diluted earnings per Class B common share -
      adjusted weighted average shares and assumed conversions ........        65,309              65,409
                                                                         ============        ============

Basic earnings per weighted average common share:
     Income from continuing operations ................................  $        .18        $        .39
     Discontinued operations ..........................................            --                  --
                                                                         ------------        ------------
     Net income per Class B common share ..............................  $        .18        $        .39
                                                                         ============        ============

Diluted earnings per weighted average common share:
     Income from continuing operations ................................  $        .13        $        .28
     Discontinued operations ..........................................            --                  --
                                                                         ------------        ------------
     Diluted net income per Class B common share ......................  $        .13        $        .28
                                                                         ============        ============


8.   SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (IN THOUSANDS)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                         --------------------------------
                                                                             2004                2003
                                                                         ------------        ------------
        Cash paid during the period for interest ......................  $     50,277        $     47,304
                                                                         ============        ============


        Interest capitalized during the period ........................  $      4,000        $      3,675
                                                                         ============        ============

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

The following table sets forth the components of the Company's revenues and expenses and other related disclosures (in thousands):

                                                                             THREE MONTHS ENDED
                                             ------------------------------------------------------------------------------------
                                                          JUNE 30, 2004                              JUNE 30, 2003
                                             -----------------------------------------  -----------------------------------------
                                                Core                      CONSOLIDATED     Core                      CONSOLIDATED
                                              Portfolio       Other          TOTALS      Portfolio       Other          TOTALS
                                             ------------  ------------   ------------  ------------  ------------   ------------
REVENUES:
Base rents, tenant
   escalations and reimbursements .........  $    125,324  $      1,919   $    127,243  $    106,041  $      2,007   $    108,048
Interest, investment and other income .....           562         2,761          3,323         1,097         3,791          4,888
                                             ------------  ------------   ------------  ------------  ------------   ------------

Total Revenues ............................       125,886         4,680        130,566       107,138         5,798        112,936
                                             ------------  ------------   ------------  ------------  ------------   ------------

EXPENSES:
Property operating expenses ...............        49,785           841         50,626        41,426         1,012         42,438
Marketing, general and administrative .....         4,076         3,298          7,374         3,987         4,808          8,795
Interest ..................................        15,847         8,760         24,607        10,054        10,091         20,145
Depreciation and amortization .............        28,026         1,591         29,617        25,453         1,530         26,983
                                             ------------  ------------   ------------  ------------  ------------   ------------
Total Expenses ............................        97,734        14,490        112,224        80,920        17,441         98,361
                                             ------------  ------------   ------------  ------------  ------------   ------------

Income (loss) before minority
   interests, preferred dividends and
   distributions, equity (loss) in
   earnings of real estate joint
   ventures and discontinued operations ...  $     28,152  $     (9,810)  $     18,342  $     26,218  $    (11,643)  $     14,575
                                             ============  ============   ============  ============  ============   ============

                                                                            SIX MONTHS ENDED OR AS OF
                                             ------------------------------------------------------------------------------------
                                                         JUNE 30, 2004                                JUNE 30, 2003
                                             -----------------------------------------  -----------------------------------------
                                                Core                      CONSOLIDATED      Core                     CONSOLIDATED
                                              Portfolio       Other          TOTALS       Portfolio      Other           TOTALS
                                             ------------  ------------   ------------  ------------  ------------   ------------
REVENUES:
Base rents, tenant
   escalations and reimbursements .........  $    252,483  $      3,910   $    256,393  $    213,221  $      3,607   $    216,828
Interest, investment and other income .....         1,986         7,000          8,986         1,797        10,350         12,147
                                             ------------  ------------   ------------  ------------  ------------   ------------

Total Revenues ............................       254,469        10,910        265,379       215,018        13,957        228,975
                                             ------------  ------------   ------------  ------------  ------------   ------------

EXPENSES:
Property operating expenses ...............       100,608         1,483        102,091        83,962         1,856         85,818
Marketing, general and administrative .....         8,280         6,161         14,441         7,963         8,401         16,364
Interest ..................................        31,477        18,791         50,268        20,060        20,182         40,242
Depreciation and amortization .............        55,516         3,222         58,738        52,634         3,129         55,763
                                             ------------  ------------   ------------  ------------  ------------   ------------
Total Expenses ............................       195,881        29,657        225,538       164,619        33,568        198,187
                                             ------------  ------------   ------------  ------------  ------------   ------------
Income (loss) before minority
   interests, preferred dividends and
   distributions, equity (loss) in
   earnings of real estate joint
   ventures and discontinued operations ...  $     58,588  $    (18,747)  $     39,841  $     50,399  $    (19,611)  $     30,788
                                             ============  ============   ============  ============  ============   ============

Total Assets ..............................  $  2,893,110  $    239,744   $  3,132,854  $  2,425,189  $    475,805   $  2,900,994
                                             ============  ============   ============  ============  ============   ============


10.  NON-CASH INVESTING AND FINANCING ACTIVITIES

During January 2004, in connection with the Company's acquisition of 1185 Avenue of the Americas, New York, NY, the Company assumed a $202 million mortgage note payable and $48 million of mezzanine debt (see Note 6).

During January 2004, the Company exercised its option to redeem two million shares of its outstanding Series B preferred stock for approximately 1,958,000 shares of its common stock.

During April 2004, the OP redeemed approximately 3,081 Preferred Units, which were valued at approximately $3.1 million which was applied to amounts owned from the unit holder under the Other Notes.

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

In addition, in April 2004, the Company completed the sale to the Rechler family two of the three properties remaining in connection with the Disposition. The third property has subsequently been excluded from the Disposition and will not be transferred to the Rechler family (see Note 6).

As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Code. During the three and six month periods ended June 30, 2004 and 2003, Reckson Construction Group, Inc. or its successor, Reckson Construction & Development, LLC billed approximately $217,000 and $678,000 and $105,000 and $231,000, respectively, of market rate services and Reckson Management Group, Inc. billed approximately $72,000 and $138,000 and $69,000 and $140,000, respectively, of market rate management fees to the Remaining Option Properties.

Reckson Management Group, Inc. leases approximately 26,000 square feet of office space at the Remaining Option Property located at 225 Broadhollow Road,
Melville, New York for its corporate offices at an annual base rent of approximately $750,000. The Company had also entered into a short term license agreement at the property for 6,000 square feet of temporary space which expired in January 2004. Reckson Management Group, Inc. also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $75,000. In addition, commencing April 1, 2004, Reckson Construction & Development, LLC ("RCD") has been leasing approximately 17,000 square feet of space at the Remaining Option Property, located at 225 Broadhollow Road, Melville, New York, which was formerly occupied by an affiliate of First Data Corp. through September 30, 2006 (see Note 6). Base rent of approximately $121,000 was paid by RCD during the three months ended June 30, 2004. RCD anticipates it will mitigate this obligation by sub-letting the space to a third party. However, there can be no assurances that RCD will be successful in sub-leasing the aforementioned space and mitigating its aggregate costs.

A company affiliated with an Independent Director of the Company leases 15,566 square feet in a property owned by the Company at an annual base rent of approximately $445,000.

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). RSVP is a real estate venture capital fund which invested primarily in real estate and real estate operating companies outside the Company's core office and industrial / R&D focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of June 30, 2004 approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of June 30, 2004, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million.

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

In connection with the restructuring, RSVP and certain of its affiliates obtained a $60 million secured loan. In connection with this loan, the Operating Partnership agreed to indemnify the lender in respect of any environmental liabilities incurred with regard to RSVP's remaining assets in which the Operating Partnership has a joint venture interest (primarily certain student housing assets held by RSVP) and guaranteed the obligation of an affiliate of RSVP to the lender in an amount up to $6 million plus collection costs for any losses incurred by the lender as a result of certain acts of malfeasance on the part of RSVP and/or its affiliates. The loan is scheduled to mature in 2006 and is expected to be repaid from proceeds of assets sales by RSVP and or a joint venture between RSVP and a subsidiary of the Operating Partnership.

In April 2004, American Campus Communities, Inc. ("ACC"), a student housing company owned by RSVP and the joint venture between RSVP and a subsidiary of the Operating Partnership, filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with a proposed initial public offering ("IPO") of its common stock. RSVP and the joint venture between RSVP and a subsidiary of the Operating Partnership plan to liquidate the ownership position in ACC in connection with the IPO transaction.

As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million which was reassessed with no change by management as of June 30, 2004. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet.

Scott H. Rechler, who serves as Chief Executive Officer, President and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP and has agreed to serve as a member of the board of ACC upon consummation of its initial public offering.

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

The Company incurred approximately $700,000 and $1.8 million, and $1.6 million and $3.6 million of bad debt expense during the three and six month periods ended June 30, 2004 and 2003, respectively, related to tenant receivables and deferred rents receivable which accordingly reduced total revenues and reported net income during the periods presented.

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

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Company's net income because recognizing an impairment results in an immediate negative adjustment to net income. In determining impairment, if any, the Company has adopted FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." In accordance with the provisions of Statement No. 144, the Company allocated approximately $2.6 million and $5.2 million of its unsecured corporate interest expense to discontinued operations for the three and six months ended June 30, 2003.

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with a maturity of six months or less when purchased to be cash equivalents. Cash balances at June 30, 2004 include approximately $46.5 million of the remaining net proceeds received during the six month period ended June 30, 2004 relating to property sales, the issuance of the Company's equity and the Operating Partnership's January 2004 issuance of senior unsecured notes.

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

As of June 30, 2004, the Company owned and operated 76 office properties (inclusive of nine office properties owned through joint ventures) comprising approximately 14.4 million square feet and 9 industrial / R&D properties comprising approximately 955,000 located in the Tri-State Area.

In June 2004, the Company entered into a contract to sell a 92,000 square foot industrial property located in Westchester for approximately $7.5 million. The Company's basis in this property is approximately $4.8 million and is included in properties and related assets held for sale on the Company's balance sheet.

As of June 30, 2004, the Company also owned approximately 313 acres of land in 12 separate parcels of which the Company can develop approximately 3.0 million square feet of office space. The Company is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential use for potential disposition. As of June 30, 2004, the Company had invested approximately $124.5 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values. In addition, during the three and six month periods ended June 30, 2004, the Company has capitalized approximately $2.3 million and $5.1 million, respectively related to real estate taxes, interest and other carrying costs related to these development projects. In October 2003, the Company entered into a contract to sell a 113 acre land parcel located in New Jersey. The contract provides for a sales price ranging from $18 million to $36 million. The sale is contingent upon obtaining zoning for residential use of the land and other customary approvals. The proceeds ultimately received from such sale will be based upon the number of residential units permitted by the rezoning. The cost basis of the land parcel at June 30, 2004 was approximately $5.7 million. The closing is scheduled to occur upon the rezoning, which is anticipated to occur within 12 to 24 months. However, there can be no assurances such rezoning will occur. During February 2004, a 3.9 acre land parcel located on Long Island was condemned by the Town of Oyster Bay. As consideration from the condemnation the Company anticipates it will initially receive approximately $1.8 million. The Company's cost basis in this land parcel was approximately $1.4 million. The Company is currently contesting this valuation and seeking payment of additional consideration from the Town of Oyster Bay but there can be no assurances that the Company will be successful in obtaining any such additional consideration. In July 2004, the Company commenced the ground-up development of a 277,000 square foot Class A office building with a total anticipated investment cost of approximately $60 million. This development is located within the Company's existing 404,000 square foot executive office park in Melville, NY.

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

In January 2004, the Company sold a 104,000 square foot office property located on Long Island for approximately $18.5 million. Net proceeds from the sale were used to repay borrowings under the Company's unsecured Credit Facility. As a result, the Company recorded a net gain of approximately $5.2 million, net of limited partners' minority interest. In accordance with FASB Statement No. 144, such gain has been reflected in discontinued operations on the Company's consolidated statements of income.

In January 2004, the Company  acquired 1185 Avenue of the Americas,  a 42-story,
1.1 million square foot Class A office tower, located between 46th and 47th Streets in New York, NY for $321 million. In connection with this acquisition, the Company assumed a $202 million mortgage and $48 million of mezzanine debt. The balance of the purchase price was paid through an advance under the Credit Facility. The floating rate mortgage and mezzanine debt both mature in August 2004 and presently have a weighted average interest rate of 4.95%. Such rate is based on the greater of one month LIBOR or 2.15% plus a weighted average spread of approximately 2.80%. An interest rate hedge agreement was acquired to limit exposure to increases in LIBOR above 5.825%. The property is also encumbered by a ground lease which has a remaining term of approximately 40 years with rent scheduled to be re-set at the end of 2005 and then remain constant for the balance of the term. Pursuant to the terms of the ground lease, the Company and the ground lessor have commenced arbitration proceedings related to the re-setting of the ground lease. There can be no assurances as to the outcome of the rent re-set process. In accordance with FASB Statement No. 141, "Business Combinations", the Company allocated and recorded net deferred intangible lease income of approximately $14.2 million, representing the net value of acquired above and below market leases, assumed lease origination costs and other value of in-place leases. The net value of the above and below market leases is amortized over the remaining terms of the respective leases to rental income which amounted to approximately $2.0 million and $3.8 million for the three and six month periods ended June 30, 2004. In addition, amortization expense on the value of lease origination costs was approximately $746,000 and $1.3 million for the three and six month periods ended June 30, 2004, respectively. At acquisition, there were 31 in-place leases aggregating approximately one million square feet with a weighted average remaining lease term of approximately 6 years.

During February 2004, the Company executed a lease with Nassau County for the entire building and concourse level at 60 Charles Lindbergh Blvd., Long Island, comprising approximately 200,000 square feet, including 127,000 square feet previously vacated by WorldCom/MCI. 60 Charles Lindbergh Blvd. will be repositioned to satisfy Nassau County's use.

In April 2004, the Company sold a 175,000 square foot office building located on Long Island for approximately $30 million, of which the Company owned a 51% interest, and a wholly owned 9,000 square foot retail property for approximately $2.8 million. In addition, the Company completed the sale on two of the remaining three properties from the Disposition for approximately $5.8 million. Proceeds from the sale were used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to Section 1031 of the Code (a "Section 1031 Exchange"). A Section 1031 Exchange allows for the deferral of taxes related to the gain attributable to the sale of property if qualified replacement property is identified within 45 days and such qualified replacement property is then acquired within 180 days from the initial sale. There can be no assurances that the Company will meet the requirements of
Section 1031 by identifying and acquiring qualified replacement properties in the required time frame, in which case the Company would incur the tax liability on the capital gain realized of approximately $1.5 million. The disposition of the other industrial property, which is subject to certain environmental issues, is conditioned upon the approval of the buyer's lender, which has not been obtained. As a result, the Company will not dispose of this property as part of the Disposition. Management believes that the cost to remediate the environmental issues will not have a material adverse effect on the Company, but there can be no assurance in this regard.

In July 2004, the Company acquired a 141,000 square foot Class A office property, located in Chatham Township, NJ for approximately $22.7 million. The Company made this acquisition through available cash-on-hand.

During February 2003, the Company, through Reckson Construction Group, Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, New York and was retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction closed on March 11, 2003 and development of the aforementioned office building has been completed. In accordance with FASB Statement No. 66, the Company has recognized a book gain, before taxes, on this land sale and build-to-suit transaction of approximately $23.8 million, of which $400,000 and $5.0 million and $4.3 million and $10.1 million has been recognized during the three and six month periods ended June 30, 2004 and 2003, respectively, and is included in investment and other income on the Company's consolidated statements of income.

The Company holds a $17.0 million note  receivable,  which bears interest at 12%
per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, New York (the "Omni Note"). The Company currently owns a 60% majority partnership interest in Omni Partners, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. The Company also holds a $30 million junior mezzanine loan which is secured by a pledge of an indirect ownership interest of an entity which owns the ground leasehold estate under a
1.1 million square foot office complex located on Long Island, New York (the "Mezz Note"). The Mezz Note matures in September 2005, currently bears interest at 12.73%, and the borrower has the right to extend for three additional one-year periods. The Company also holds three other notes receivable aggregating $19.0 million which bear interest at rates ranging from 10.5% to 12% per annum. These notes are secured in part by a minority partner's preferred unit interest in the Operating Partnership, an interest in real property and a personal guarantee (the "Other Notes" and collectively with the Omni Note and the Mezz Note, the "Note Receivable Investments"). During April 2004, approximately $2.7 million of the Other Notes, including accrued interest, were repaid by the minority partner exchanging, and the Operating Partnership redeeming, approximately 3,081 preferred units. The preferred units were redeemed at a par value of $3.1 million. Approximately $420,000 of the redemption proceeds was used to offset interest due from the minority partner under the Other Notes and for prepaid interest. In July 2004, the minority partner delivered notice to the Operating Partnership stating his intention to repay $15.5 million of the 10.5% Other Notes. When repaid, the remaining Other Notes will aggregate $3.5 million and carry a weighted average interest rate of 11.57%. The Operating Partnership has also agreed to extend the maturity of $2.5 million of such debt through January 31, 2005 and the remaining $1.0 million through January 31, 2010. As of June 30, 2004, management has made subjective assessments as to the underlying security value on the Company's Note Receivable Investments. These assessments indicate an excess of market value over the carrying value related to the Company's Note Receivable Investments. Based on these assessments the Company's management believes there is no impairment to the carrying value related to the Company's Note Receivable Investments.

The Company also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Company's initial New York City portfolio acquisition. This property is cross-collateralized under a $100.1 million mortgage note payable along with one of the Company's New York City buildings. The Company has the right to prepay this note in November 2004, prior to its maturity.

The Company also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV"), which it manages. As of June 30, 2004, the 520JV had total assets of $20.6 million, a mortgage note payable of $11.7 million and other liabilities of $582,000. The Company's allocable share of the 520JV mortgage note payable is approximately $7.6 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. The operating agreement of the 520JV requires joint decisions from all members on all significant operating and capital decisions including sale of the property, refinancing of the property's mortgage debt, development and approval of leasing strategy and leasing of rentable space. As a result of the decision-making participation relative to the operations of the property, the Company accounts for the 520JV under the equity method of accounting. In accordance with the equity method of accounting the Company's proportionate share of the 520JV income (loss) was approximately $294,000 and $408,000 and $(270,000) and $(164,000) for the three and six month periods ended June 30, 2004 and 2003, respectively.

As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Code. During the three and six months ended June 30, 2004 and 2003, Reckson Construction Group, Inc. or its successor, Reckson Construction & Development, LLC billed approximately $217,000 and $678,000 and $105,900 and $231,000,
respectively, of market rate services and Reckson Management Group, Inc. billed approximately $72,000 and $138,000, and $69,000 and $140,000, respectively, of market rate management fees to the Remaining Option Properties.

Reckson Management Group, Inc. leases approximately 26,000 square feet of office space at the Remaining Option Property located at 225 Broadhollow Road,
Melville, New York for its corporate offices at an annual base rent of approximately $750,000. The Company had also entered into a short term license agreement at the property for 6,000 square feet of temporary space which expired in January 2004. Reckson Management Group, Inc. also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $75,000. In addition, commencing April 1, 2004, Reckson Construction & Development, LLC ("RCD") has been leasing approximately 17,000 square feet of space at the Remaining Option Property, located at 225 Broadhollow Road, Melville, New York, which was formerly occupied by an affiliate of First Data Corp. through September 30, 2006. Base rent of approximately $121,000 was paid by RCD during the three months ended June 30, 2004. RCD anticipates it will mitigate this obligation by sub-letting the space to a third party. However, there can be no assurances that RCD will be successful in sub-leasing the aforementioned space and mitigating its aggregate costs.

A company affiliated with an Independent Director of the Company leases 15,566 square feet in a property owned by the Company at an annual base rent of approximately $445,000.

During July 1998, the Company formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Class A office properties in New York City. Currently the Company owns, through Metropolitan and the Operating Partnership, six Class A office properties, located in the New York City borough of Manhattan, aggregating approximately 4.5 million square feet.

During September 2000, the Company formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed nine Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV which was then distributed to the Company. In August 2003, the Company acquired TIAA's 49% interest in the property located at 275 Broadhollow Road, Melville, NY, for approximately $12.4 million. In addition, during April 2004, the Tri-State JV sold a 175,000 square foot office building located on Long Island for approximately $30 million. Net proceeds from this sale were distributed to the members of the Tri-State JV. As a result of these transactions, the Tri-State JV owns seven Class A suburban office properties aggregating approximately 1.2 million square feet. The Company is responsible for managing the day-to-day operations and business affairs of the Tri-State JV and has substantial rights in making decisions affecting the properties such as leasing, marketing and financing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Company consolidates the Tri-State JV.

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

The total market capitalization of the Company at June 30, 2004 was approximately $3.7 billion. The Company's total market capitalization is based on the sum of (i) the market value of the Company's common stock and OP Units (assuming conversion) of $27.46 per share/unit (based on the closing price of the Company's common stock on June 30, 2004), (ii) the liquidation preference value of the Company's Series A preferred stock of $1,000 per share, (iii) the liquidation preference value of the Operating Partnership's preferred units of $1,000 per unit and (iv) the approximately $1.5 billion (including its share of consolidated and unconsolidated joint venture debt and net of minority partners' interests share of consolidated joint venture debt) of debt outstanding at June 30, 2004. As a result, the Company's total debt to total market capitalization ratio at June 30, 2004 equaled approximately 40.3%.

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). RSVP is a real estate venture capital fund, which invested primarily in real estate and real estate, operating companies outside the Company's core office and industrial / R&D focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of June 30, 2004, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of June 30, 2004, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million.

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

In connection with the restructuring, RSVP and certain of its affiliates obtained a $60 million secured loan. In connection with this loan, the Operating Partnership agreed to indemnify the lender in respect of any environmental liabilities incurred with regard to RSVP's remaining assets in which the Operating Partnership has a joint venture interest (primarily certain student housing assets held by RSVP) and guaranteed the obligation of an affiliate of RSVP to the lender in an amount up to $6 million plus collection costs for any losses incurred by the lender as a result of certain acts of malfeasance on the part of RSVP and/or its affiliates. The loan is scheduled to mature in 2006 and is expected to be repaid from proceeds of assets sales by RSVP and or a joint venture between RSVP and a subsidiary of the Operating Partnership.

In April 2004, American Campus Communities, Inc. ("ACC"), a student housing company owned by RSVP and the joint venture between RSVP and a subsidiary of the Operating Partnership, filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with a proposed initial public offering ("IPO") of its common stock. RSVP and the joint venture between RSVP and a subsidiary of the Operating Partnership plan to liquidate the ownership position in ACC in connection with the IPO transaction.

As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million, which was reassessed with no change by management as of June 30, 2004. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet.

Scott H. Rechler, who serves as Chief Executive Officer, President and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP and has agreed to serve as a member of the board of ACC upon consummation of its initial public offering.

RESULTS OF OPERATIONS

The following table is a comparison of the results of operations for the three month period ended June 30, 2004 to the three month period ended June 30, 2003 (dollars in thousands):

                                                           THREE MONTHS ENDED JUNE 30,
                                              --------------------------------------------------------
                                                                                    CHANGE
                                                                          ----------------------------

                                                  2004          2003         DOLLARS        PERCENT
                                              ------------  ------------  ------------   ------------
PROPERTY OPERATING REVENUES:
  Base rents ...............................  $    109,765  $     94,141  $     15,624           16.6%
  Tenant escalations and  reimbursements ...        17,478        13,907         3,571           25.7%
                                              ------------  ------------   ------------

  TOTAL PROPERTY OPERATING REVENUES ........  $    127,243  $    108,048  $     19,195           17.8%
                                              ============  ============   ============

PROPERTY OPERATING EXPENSES:
  Operating expenses .......................  $     30,532  $     25,351  $      5,181           20.4%
  Real estate taxes ........................        20,094        17,087         3,007           17.6%
                                              ------------  ------------   ------------

  TOTAL PROPERTY OPERATING EXPENSES ........  $     50,626  $     42,438  $      8,188           19.3%
                                              ============  ============   ============

INVESTMENT AND OTHER INCOME ................  $      3,323  $      4,888  $     (1,565)         (32.0)%
                                              ============  ============   ============

OTHER EXPENSES:
  Interest expense .........................  $     24,607  $     20,145  $      4,462           22.1%
  Marketing, general and administrative ....         7,374         8,795        (1,421)         (16.2)%
                                              ------------  ------------   ------------

  TOTAL OTHER EXPENSES .....................  $     31,981  $     28,940  $      3,041           10.5%
                                              ============  ============   ============

The Company's property operating revenues, which include base-rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $19.2 million for the three months ended June 30, 2004 as compared to the 2003 period. Property Operating Revenues increased $14.6 million attributable to lease up of redeveloped properties and from the acquisitions of 1185 Avenue of the Americas in January 2004 and 1055 Washington Avenue in August 2003. In addition, Property Operating Revenues increased by $1.3 million from built-in rent increases for existing tenants in our "same store" properties and by an $800,000 increase in termination fees. Property Operating Revenues also increased by approximately $1.6 million due to the reduction in tenant receivable write-offs and to a weighted average occupancy increase in our "same store" properties. Tenant escalations and reimbursements increased $2.3 million attributable to increased operating expense and real estate tax costs being passed through to tenants as base years for 2002 take effect. These increases were offset by $500,000 in same space rental rate decreases and $800,000 of free rent concessions.

The Company's property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by approximately $8.2 million for the three months ended June 30, 2004 as compared to the 2003 period. The increase is primarily attributable the Company's acquisitions of 1185 Avenue of the Americas and 1055 Washington Avenue amounting to approximately $7.6 million. The remaining increase in property operating expenses is attributable to $ 600,000 in real estate taxes and operating expenses from the Company's "same store" properties. Increases in real estate taxes is attributable to the significant increases levied by certain municipalities, particularly in New York City and Nassau County, New York which have experienced fiscal budget issues.

Investment and other income decreased by $1.6 million or 32.0%. This decrease is primarily attributable to the decrease in the gain recognized of the Company's land sale and build-to-suit transaction of approximately $3.9 million. This decrease was off-set by cost savings achieved by the Company's service companies related to the November 2003 restructuring.

Interest expense increased by $4.5 million or 22.1%. This increase is attributable to approximately $3.4 million of interest expense incurred on the mortgage debt on 1185 Avenue of the Americas which was acquired in January 2004 and approximately $2.8 million of corporate interest expense allocable to discontinued operations for the three month period ended June 30, 2003 with no such allocation in the current period. These increases were offset by decreases in interest expense of approximately $400,000 incurred under the Company's "same store" mortgage portfolio and a decrease in interest expense of approximately $1.7 million incurred under the Company's unsecured credit facility as a result of a decrease in the weighted average balance outstanding. The weighted average balance outstanding under the Company's unsecured credit facility was $90 million for the three months ended June 30, 2004 as compared to $319.9 million for the three months ended June 30, 2003.

Marketing, general and administrative expenses decreased by $1.4 million or 16.2%. This overall decrease is attributable to the efficiencies the Company achieved as a result of its November 2003 restructuring and the related termination of certain employees and settlement of the employment contracts of certain former executive officers of the Company.

Discontinued operations, net of limited partners' and minority interests, increased by approximately $319,000. This net increase is attributable to the gain on sales related to those properties sold during the current period of approximately $3.6 million, which was offset by the decrease of the operations for those properties sold between July 1, 2003 and March 31, 2004.

The following table is a comparison of the results of operations for the six month period ended June 30, 2004 to the six month period ended June 30, 2003 (dollars in thousands):

                                                             SIX MONTHS ENDED JUNE 30,
                                             -------------------------------------------------------
                                                                                  CHANGE
                                                                         ---------------------------

                                                  2004         2003         DOLLARS        PERCENT
                                             ------------  ------------  ------------   ------------
PROPERTY OPERATING REVENUES:
  Base rents ..............................  $    220,800  $    188,885  $     31,915           16.9%
  Tenant escalations and reimbursements ...        35,593        27,943         7,650           27.4%
                                             ------------  ------------   ------------

  TOTAL PROPERTY OPERATING REVENUES .......  $    256,393  $    216,828  $     39,565           18.2%
                                             ============  ============   ============

PROPERTY OPERATING EXPENSES:
  Operating expenses ......................  $     61,406  $     51,789  $      9,617           18.6%
  Real estate taxes .......................        40,685        34,029         6,656           19.6%
                                             ------------  ------------   ------------

  TOTAL PROPERTY OPERATING EXPENSES .......  $    102,091  $     85,818  $     16,273           19.0%
                                             ============  ============   ============

INVESTMENT AND OTHER INCOME ...............  $      8,986  $     12,147  $     (3,161)         (26.0)%
                                             ============  ============   ============

OTHER EXPENSES:
  Interest expense ........................  $     50,268  $     40,242  $     10,026           24.9%
  Marketing, general and administrative ...        14,441        16,364        (1,923)         (11.8)%
                                             ------------  ------------   ------------

  TOTAL OTHER EXPENSES ....................  $     64,709  $     56,606  $      8,103           14.3%
                                             ============  ============   ============

The Company's Property Operating Revenues increased by $39.6 million for the six months ended June 30, 2004 as compared to the 2003 period. Property Operating Revenues increased $27.3 million attributable to lease up of redeveloped properties and from the acquisitions of 1185 Avenue of the Americas in January 2004 and 1055 Washington Avenue in August 2003. In addition, Property Operating Revenues increased by $2.6 million from built-in rent increases for existing tenants in our "same store" properties and by a $5.0 million increase in termination fees. Property Operating Revenues also increased by approximately $2.8 million due to the reduction in tenant receivable write-offs and to a weighted average occupancy increase in our "same store" properties. Tenant escalations and reimbursements increased $4.3 million attributable to increased operating expense and real estate tax costs being passed through to tenants as base years for 2002 take effect. These increases were offset by $800,000 in same space rental rate decreases and $1.5 million of free rent concessions.

The Company's Property Expenses increased by approximately $16.3 million for the six months ended June 30, 2004 as compared to the 2003 period. The increase is primarily attributable the Company's acquisitions of 1185 Avenue of the Americas and 1055 Washington Avenue amounting to approximately $12.7 million. The remaining increase in Property Expenses is attributable to approximately $3.6 million in real estate taxes and operating expenses from the Company's "same store" properties. Increases in real estate taxes is attributable to the significant increases levied by certain municipalities, particularly in New York City and Nassau County, New York which have experienced fiscal budget issues.

Investment and other income decreased by $3.2 million or 26.0 % from the six month period ended June 30, 2003 as compared to the same quarterly period of
2004. The decrease is primarily attributable to a decrease in the gain recognized on the Company's land sale and build-to-suit transaction of approximately $5.1 million. This decrease was off-set by net increases in interest income on mortgage notes and notes receivable of approximately $403,000, net increases in real estate tax recoveries, related to prior periods, of approximately $600,000 and cost savings achieved by the Company's service companies related to the November 2003 restructuring.

Interest expense increased by $10.0 million or 24.9 % from the six month period ended June 30, 2003 as compared to the same quarterly period of 2004. The increase is attributable to the net increase of $50 million in the Operating Partnership's senior unsecured notes which resulted in approximately $ 1.3 million of additional interest expense and approximately $6.5 million of interest expense incurred on the mortgage debt on 1185 Avenue of the Americas which was acquired in January 2004. In addition, during the six month period ended June 30, 2003, the Company allocated approximately $5.5 million of its interest expense to discontinued operations in accordance with FASB Statement No. 144 with no such allocation in the current period. This allocation resulted in an additional increase in interest expense from continuing operations. These increases were offset by decreases in interest expense of approximately $691,000 incurred under the Company's "same store" mortgage portfolio, in capitalized interest expense of approximately $326,000 attributable to a decrease in development projects and in interest expense of approximately $2.3 million incurred under the Company's unsecured credit facility as a result of a decrease in the weighted average balance outstanding. The weighted average balance outstanding under the Company's unsecured credit facility was $104.9 million for the six months ended June 30, 2004 as compared to $303.0 million for the six months ended June 30, 2003.

Marketing, general and administrative expenses decreased by $1.9 million or 11.8% from the six month period ended June 30, 2003 as compared to the same quarterly period of 2004. This overall decrease is attributable to the efficiencies the Company achieved as a result of its November 2003 restructuring and the related termination of certain employees and settlement of the employment contracts of certain former executive officers of the Company.

Discontinued operations, net of limited partners' and minority interests, increased by approximately $3.0 million. This net increase is attributable to the gain on sales of real estate for those properties sold during the current period of approximately $8.8 million, which was off-set by the decrease of the operations for those properties sold between July 1, 2003 and January 1, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and non-incremental capital expenditures, excluding incremental capital expenditures of the Company. The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operating activities along with its unsecured credit facility described below. The credit facility contains several financial covenants with which the Company must be in compliance in order to borrow funds thereunder. During recent quarterly periods, the Company has incurred significant leasing costs as a result of increased market demands from tenants and high levels of leasing transactions that result from the re-tenanting of scheduled expirations or early terminations of leases. The Company is currently experiencing high tenanting costs including tenant improvement costs, leasing commissions and free rent in all of its markets. For the three and six month periods ended June 30, 2004, the Company paid $11.5 million and $21.6 million, respectively for tenanting costs including tenant improvement costs and leasing commissions. As a result of these and / or other operating factors, the Company's cash flow from operating activities was not sufficient to pay 100% of the dividends paid on its common stock. To meet the short-term funding requirements relating to these leasing costs, the Company has used proceeds of property sales or borrowings under its credit facility. Based on the Company's forecasted leasing for 2004 it anticipates that it will incur similar shortfalls. The Company currently intends to fund any shortfalls with proceeds from non-income producing asset sales or borrowings under its credit facility. The Company periodically reviews its dividend policy to determine the appropriateness of the Company's dividend rate relative to the Company's cash flows. The Company adjusts its dividend rate based on such factors as leasing activity, market conditions and forecasted increases and decreases in its cash flow as well as required distributions of taxable income to maintain REIT status. There can be no assurance that the Company will maintain the current quarterly distribution level on its common stock.

The Company expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt and equity securities of the Company. During the six months ended June 30, 2004, the Company issued $150 million of common equity securities and $150 million of senior unsecured debt securities. There can be no assurance that there will be adequate demand for the Company's equity at the time or at the price in which the Company desires to raise capital through the sale of additional equity. Similarly, there can be no assurance that the Company will be able to access the unsecured debt markets at the time when the Company desires to sell its unsecured notes. In addition, when valuations for commercial real estate properties are high, the Company will seek to sell certain land inventory to realize value and profit created. The Company will then seek opportunities to reinvest the capital realized from these dispositions back into value-added assets in the Company's core Tri-State Area markets. However, there can be no assurances that the Company will be able to identify such opportunities that meet the Company's underwriting criteria. The Company will refinance existing mortgage indebtedness, senior unsecured notes or indebtedness under its credit facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Company anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings, equity offerings and proceeds from sales of land and non-income producing assets, will be adequate to meet the capital and liquidity requirements of the Company in both the short and long-term. The Company's senior unsecured debt is currently rated "BBB-" by Fitch, "BBB-" by Standard & Poors and "Ba1" by Moody's. The rating agencies review the ratings assigned to an issuer such as the Company on an ongoing basis. Negative changes in the Company's ratings would result in increases in the Company's borrowing costs, including borrowings under the Company's unsecured credit facility.

As a result of current economic conditions, certain tenants have either not renewed their leases upon expiration or have paid the Company to terminate their leases. In addition, a number of U.S. companies have filed for protection under federal bankruptcy laws. Certain of these companies are tenants of the Company. The Company is subject to the risk that other companies that are tenants of the Company may file for bankruptcy protection. This may have an adverse impact on the financial results and condition of the Company. Our results reflect vacancy rates in our markets that are at the higher end of the range of historical cycles and in some instances our asking rents in our markets have trended lower and landlords have been required to grant greater concessions such as free rent and tenant improvements. Our markets have also been experiencing higher real estate taxes and utility rates. However, our markets have begun to recover as evidenced by an increased level of leasing activity, increased occupancy rates in our portfolio and decreases in vacancy rates in certain of our markets.

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance on all of its properties. Six of the Company's properties are located in New York City. As a result of the events of September 11, 2001, insurance companies were limiting coverage for acts of terrorism in "all risk" policies. In November 2002, the Terrorism Risk Insurance Act of 2002 was signed into law, which, among other things, requires insurance companies to offer coverage for losses resulting from defined "acts of terrorism" through 2004. The Company's current insurance coverage provides for full replacement cost of its properties, including for acts of terrorism up to $500 million on a per occurrence basis, except for one asset which is insured up to $393 million.

The potential impact of terrorist attacks in the New York City and Tri-State Area may adversely affect the value of the Company's properties and its ability to generate cash flow. As a result, there may be a decrease in demand for office space in metropolitan areas that are considered at risk for future terrorist attacks, and this decrease may reduce the Company's revenues from property rentals.

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

As of June 30, 2004, the Company had a $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and Citicorp North America, Inc. and Wachovia Bank, National Association, as co-documentation agents. The Credit Facility was scheduled to mature in December 2005, contained options for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. As of June 30, 2004, based on a pricing grid of the Operating Partnership's unsecured debt ratings, borrowings under the Credit Facility were priced off LIBOR plus 90 basis points and the Credit Facility carried a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership's unsecured credit ratings the interest rates and facility fee are subject to change. At June 30, 2004, the outstanding borrowings under the Credit Facility aggregated $90 million and carried a weighted average interest rate of 2.18%.

In August 2004, the Company amended and extended the Credit Facility to mature in August 2007 with similar terms and conditions as existed prior to the amendment and extension.

The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At June 30, 2004, the Company had availability under the Credit
Facility to borrow an additional $410 million, subject to compliance with certain financial covenants.

In connection with the acquisition of certain properties, contributing partners of such properties have provided guarantees on indebtedness of the Company. As a result, the Company maintains certain outstanding balances on its Credit Facility.

On January 22, 2004, the Operating Partnership issued $150 million of seven-year 5.15% (5.196% effective rate) senior unsecured notes. Prior to the issuance of these senior unsecured notes the Company entered into several anticipatory interest rate hedge instruments to protect itself against potentially rising interest rates. At the time the notes were issued the Company incurred a net cost of approximately $980,000 to settle these instruments. Such costs are being amortized over the term of the senior unsecured notes. During March 2004, the Company also completed an equity offering of 5.5 million shares of its common stock raising approximately $149.5 million, net of an underwriting discount, or $27.18 per share. Net proceeds received from these transactions were used to repay outstanding borrowings under the Credit Facility, repay $100 million of the Operating Partnership's 7.4% senior unsecured notes and to invest in short-term liquid investments.

The Company continues to seek opportunities to acquire real estate assets in its markets. The Company has historically sought to acquire properties where it could use its real estate expertise to create additional value subsequent to acquisition. As a result of increased market values for the Company's commercial real estate assets, the Company has sold certain non-core assets or interests in assets where significant value has been created. During 2003, the Company sold assets or interests in assets with aggregate sales prices of approximately $350.6 million. In addition, during the six months ended June 30, 2004, the Company has sold assets or interests in assets with aggregate sales prices of approximately $44.1 million, net of minority partner's joint venture interest. The Company used the proceeds from these sales primarily to pay down borrowings under the Credit Facility, for general corporate purposes and to invest in short-term liquid investments until such time as alternative real estate investments can be made.

An OP Unit and a share of common stock have essentially the same economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership. Subject to certain holding periods, OP Units may either be redeemed for cash or, at the election of the Company, exchanged for shares of common stock on a one-for-one basis. The OP Units currently receive a quarterly distribution of $.4246 per unit. As of June 30, 2004, the Operating Partnership had issued and outstanding 3,084,708 Class A OP

Units and 465,845 Class C OP Units. The Class C OP Units were issued in August 2003 in connection with the contribution of real property to the Operating Partnership and currently receive a quarterly distribution of $.4664 per unit.

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

During the six month period ended June 30, 2004, approximately 1.3 million shares of the Company's common stock was issued in connection with the exercise of outstanding options to purchase stock under its stock option plans resulting in proceeds to the Company of approximately $27.2 million.

The Board of Directors of the Company authorized the purchase of up to five million shares of the Company's common stock. Transactions conducted on the New York Stock Exchange have been, and will continue to be, effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. Since the Board's initial authorization, the Company has purchased 3,318,600 shares of its common stock for an aggregate purchase price of approximately $71.3 million. In June 2004, the Board of Directors re-set the Company's common stock repurchase program back to five million shares. No purchases were made during the six months ended June 30, 2004.

The Board of Directors of the Company also formed a pricing committee to consider purchases of up to $75 million of the Company's outstanding preferred securities.

On June 30, 2004, the Company had issued and outstanding 8,693,900 shares of 7.625% Series A Convertible Cumulative Preferred Stock (the "Series A preferred stock"). The Series A preferred stock is redeemable by the Company on or after April 13, 2004 at a price of $25.7625 per share with such price decreasing, at annual intervals, to $25.00 per share on April 13, 2008. In addition, the Series A preferred stock, at the option of the holder, is convertible at any time into the Company's common stock at a price of $28.51 per share. On May 13, 2004, the Company purchased and retired 140,600 shares of the Series A preferred stock for approximately $3.4 million or $24.45 per share. In addition, during July 2004, the Company exchanged 1,350,000 shares of the Series A preferred stock for 1,304,602 shares of common stock. As a result of these transactions annual preferred dividends will decrease by approximately $2.8 million. In accordance with the Emerging Issues Task Force ("EITF") Topic D-42 the Company will incur an accounting charge during the third quarter of 2004 of approximately $3.4 million in connection with the July 2004 exchange of the Series A preferred stock.

On January 1, 2004, the Company had issued and outstanding two million shares of Series B Convertible Cumulative Preferred Stock (the "Series B preferred stock"). The Series B preferred stock was redeemable by the Company as follows:
(i) on or after June 3, 2003 to and including June 2, 2004, at $25.50 per share and (ii) on or after June 3, 2004 and thereafter, at $25.00 per share. The Series B preferred stock, at the option of the holder, was convertible at any time into the Company's common stock at a price of $26.05 per share. On January 16, 2004, the Company exercised its option to redeem the two million shares of outstanding Series B preferred stock for approximately 1,958,000 shares of its common stock. As a result of this redemption annual preferred dividends will decrease by approximately $4.4 million.

On April 1, 2004, the Operating Partnership had issued and outstanding approximately 19,662 preferred units of limited partnership interest with a liquidation preference value of $1,000 per unit and a current annualized distribution of $55.60 per unit (the "Preferred Units"). The Preferred Units were issued in 1998 in connection with the contribution of real property to the Operating Partnership. On April 12, 2004, the Operating Partnership redeemed approximately 3,081 Preferred Units, at the election of the holder, for approximately $3.1 million, including accrued and unpaid dividends which is being applied to amounts owed from the unit holder under the Other Notes. In addition, during July 2004, the holder of approximately 15,381 of the outstanding Preferred Units exchanged them into OP Units. The Operating
Partnership  converted  the  Preferred  Units,   including  accrued  and  unpaid
dividends, into approximately 531,000 OP Units, which were valued at approximately $14.7 million at the time of the conversion. Subsequent to the conversion, the OP Units were exchanged for an equal number of shares of the Company's common stock. In connection with the July 2004 exchanges and conversions, the preferred unit holder delivered notice to the Operating Partnership of his intent to repay $15.5 million owed from the unit holder under the Other Notes.

Effective January 1, 2002 the Company has elected to follow FASB Statement No. 123, "Accounting for Stock Based Compensation".

Statement No.123 requires the use of option valuation models which determine the fair value of the option on the date of the grant. All future employee stock option grants will be expensed over the options' vesting periods based on the fair value at the date of the grant in accordance with Statement No. 123. To determine the fair value of the stock options granted, the Company uses a Black-Scholes option pricing model. Prior to the adoption of Statement No. 123, the Company had applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans and reported pro forma disclosures in its Form 10-K filings by estimating the fair value of options issued and the related expense in accordance with Statement No. 123. During each of the six month periods ended June 30, 2004 and 2003, the Company recorded approximately $2,700 of expense related to the fair value of stock options issued. Such amounts have been included in marketing, general and administrative expenses in the Company's consolidated statements of income.

The Company's indebtedness at June 30, 2004 totaled approximately $1.5 billion (including its share of consolidated and unconsolidated joint venture debt and net of minority partners' interests share of consolidated joint venture debt) and was comprised of $90 million outstanding under the Credit Facility, approximately $549.1 million of senior unsecured notes and approximately $833.2 million of mortgage indebtedness. Based on the Company's total market capitalization of approximately $3.7 billion at June 30, 2004 (calculated based on the sum of (i) the market value of the Company's common stock and OP Units, assuming conversion, (ii) the liquidation preference value of the Company's preferred stock, (iii) the liquidation preference value of the Operating Partnership's preferred units and (iv) the $1.5 billion of debt), the Company's debt represented approximately 40.3% of its total market capitalization.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth the Company's significant consolidated debt obligations, by scheduled principal cash flow payments and maturity date, and its commercial commitments by scheduled maturity at June 30, 2004 (in thousands):

                                                                         MATURITY DATE
                                 ---------------------------------------------------------------------------------
                                     2004          2005          2006          2007          2008       THEREAFTER      TOTAL
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------
Mortgage notes payable (1)       $     6,779   $    13,887   $    13,478   $    10,969   $     9,989   $   105,178   $   160,280
Mortgage notes payable (2) (3)       250,000        18,553       129,920        60,539            --       346,269       805,281
Senior unsecured notes                    --            --            --       200,000            --       350,000       550,000
Unsecured credit facility                 --        90,000            --            --            --            --        90,000
Land lease obligations (4)             3,737         3,776         3,828         3,753         3,753        78,672        97,519
Operating leases                       1,119         1,282         1,198           844           359            --         4,802
Air rights lease
 obligations                             333           333           333           333           333         3,680         5,345
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------
                                 $   261,968   $   127,831   $   148,757   $   276,438   $    14,434   $   883,799   $ 1,713,227
                                 ===========   ===========   ===========   ===========   ===========   ===========   ===========

(1)  Scheduled principal amortization payments.

(2)  Principal payments due at maturity.

(3) In addition, the Company has a 60% interest in an unconsolidated joint venture property. The Company's share of the mortgage debt at March 31, 2004 is approximately $7.6 million. This mortgage note bears interest at 8.85% per annum and matures on September 1, 2005 at which time the Company's share of the mortgage debt will be approximately $6.9 million.

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

During August 2004 the mortgage note payable and mezzanine debt, aggregating $250 million, on the property located at 1185 Avenue of the Americas, New York, NY, matures. On March 19, 2004, the Company entered into two anticipatory interest rate hedge instruments which are scheduled to coincide with an August 2004 debt maturity, totaling $100 million, to protect itself against potentially rising interest rates. At June 30, 2004, the fair value of these instruments exceeded their carrying value by approximately $5.2 million. Such amount has been reflected as accumulated other comprehensive income with a corresponding increase to prepaid expenses and other assets on the Company's balance sheet. On July 1, 2004, the Company entered into an additional anticipatory interest rate hedge instrument totaling $12.5 million to coincide with the aforementioned August 2004 debt maturity.

At June 30, 2004, the Company had approximately $940,000 in outstanding undrawn standby letters of credit issued under the Credit Facility. In addition, approximately $43.5 million, or 4.5%, of the Company's mortgage debt is recourse to the Company.

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

With the recent appointment of Messrs. Crocker, Steinberg, Ruffle and Ms. McCaul as additional independent directors and the retirement of Mr. Kevenides, the Company's Board of Directors currently consists of seven independent directors and two insiders. Mr. Peter Quick serves as the Lead Director of the Board. In addition, each of the Audit, Compensation and Nominating and Governance Committees is comprised solely of independent directors.

In May 2003, the Company revised its policy with respect to compensation of its independent directors to provide that a substantial portion of the independent director's compensation shall be in the form of common stock of the Company. Such common stock may not be sold until such time as the director is no longer a member of the Company's Board.

Recently, the Company has taken certain additional actions to enhance its corporate governance policies. These actions included opting out of the Maryland Business Combination Statute, de-staggering the Board of Directors to provide that each director is subject to election by shareholders on an annual basis and modifying the Company's "five or fewer" limitation on the ownership of its common stock so that such limitation may only be used to protect the Company's REIT status and not for anti-takeover purposes.

The Company has also adopted a policy which requires that each independent director acquire $100,000 of common stock of the Company and a policy which requires that at least one independent director be rotated off the Board every three years.

The Company had historically structured long term incentive programs ("LTIP") using restricted stock and stock loans. In July 2002, as a result of certain provisions of the Sarbanes Oxley legislation, the Company discontinued the use of stock loans in its LTIP. In connection with LTIP grants made prior to the enactment of the Sarbanes Oxley legislation the Company made stock loans to certain executive and senior officers to purchase 487,500 shares of its common stock at market prices ranging from $18.44 per share to $27.13 per share. The stock loans were set to bear interest at the mid-term Applicable Federal Rate and were secured by the shares purchased. Such stock loans (including accrued interest) were scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon vesting periods ranging from four to ten years based on continued service and in part on attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. As of June 30, 2004, there remains 222,429 shares of common stock subject to the original stock loans which are anticipated to vest between 2005 and 2011. Approximately $248,000 and $556,000 of compensation expense was recorded for the three and six month periods ended June 30, 2004, respectively related to these LTIP. Such amount has been included in marketing, general and administrative expenses on the Company's consolidated statements of income.

The outstanding stock loan balances due from executive and senior officers aggregated approximately $4.7 million at June 30, 2004, and have been included as a reduction of additional paid in capital on the Company's consolidated balance sheets. Other outstanding loans to executive and senior officers at June 30, 2004 amounted to approximately $1.9 million primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

In November 2002 and March 2003 an award of rights was granted to certain executive officers of the Company (the "2002 Rights" and "2003 Rights", respectively, and collectively, the "Rights"). Each Right represents the right to receive, upon vesting, one share of common stock if shares are then available for grant under one of the Company's stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights will vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights will be earned as of March 13, 2005 and will vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the Rights. The 2002 Rights aggregate 62,835 shares of the Company's common stock and the 2003 Rights aggregate 26,042 shares of common stock. As of June 30, 2004, there remains 47,126 shares of common stock related to the 2002 Rights and 26,042 shares of common stock related to the 2003 Rights. During the three and six month periods ended June 30, 2004 the Company recorded approximately $100,000 and $201,000, respectively compensation expense related to the Rights. Such amount has been included in marketing, general and administrative expenses on the Company's consolidated statements of income.

In March 2003, the Company established a new LTIP for its executive and senior officers. The four-year plan has a core award, which provides for annual stock based compensation based upon continued service and in part based on attaining certain annual performance measures. The plan also has a special outperformance award, which provides for compensation to be earned at the end of a four-year period if the Company attains certain four-year cumulative performance measures. Amounts earned under the special outperformance award may be paid in cash or stock at the discretion of the Compensation Committee of the Board. Performance measures are based on total shareholder returns on a relative and absolute basis. On March 13, 2003, the Company made available 827,776 shares of its common stock under one of its existing stock option plans in connection with the core award of this LTIP for eight of its executive and senior officers. On March 13, 2004, the Company met its annual performance measure with respect to the prior annual period. As a result, the Company issued to the participants 206,944 shares of its common stock related to the core component of this LTIP. As of June 30, 2004, there remains 620,832 shares of common stock reserved for future issuance under the core award of this LTIP. With respect to the core award of this LTIP, the Company recorded approximately $699,000 and $1.4 million of compensation expense for the three and six month periods ended June 30, 2004, respectively. Such amount has been included in marketing, general and administrative expenses on the Company's consolidated statements of income. Further, no provision will be made for the special outperformance award of this LTIP until such time as achieving the requisite performance measures is determined to be probable.

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

The following table presents the Company's FFO calculation (unaudited and in thousands):

                                                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                           JUNE 30,                  JUNE 30,
                                                                                   -----------------------   -----------------------
                                                                                      2004         2003         2004         2003
                                                                                   ----------   ----------   ----------   ----------
Net income allocable to common shareholders .....................................  $   13,043   $    7,585   $   29,007   $   16,248
Adjustments for basic funds from operations:
   Add:
      Limited partners' minority interest in the operating partnership ..........         701          874        1,637        1,870
      Real estate depreciation and amortization .................................      28,854       29,127       57,411       60,454
      Minority partners' interests in consolidated partnerships .................       6,811        4,335       13,136        9,025
   Less:
      Gain on sales of depreciable real estate ..................................       6,174           --       11,330           --
      Amounts distributable to minority partners in consolidated partnerships ...       6,411        6,769       14,915       13,576
                                                                                   ----------   ----------   ----------   ----------
   Basic Funds From Operations ("FFO") ..........................................      36,824       35,152       74,946       74,021
   Add:
      Dividends and distributions on dilutive shares and units ..................         227          273          500        8,968
                                                                                   ----------   ----------   ----------   ----------
      Diluted FFO ...............................................................  $   37,051   $   35,425   $   75,446   $   82,989
                                                                                   ==========   ==========   ==========   ==========

   Weighted average common shares outstanding ...................................      66,892       57,916       64,128       58,016
   Weighted average units of limited partnership interest outstanding ...........       3,551        7,276        3,551        7,276
                                                                                   ----------   ----------   ----------   ----------

   Basic weighted average common shares and units outstanding ...................      70,443       65,192       67,679       65,292
   Adjustments for dilutive FFO weighted average shares and units outstanding:
      Add:
         Weighted average common stock equivalents ..............................         435          117          394          118
         Weighted average shares of Series A Preferred Stock ....................          --           --           --        7,747
         Weighted average shares of preferred limited partnership interest ......         581          661          635          661
                                                                                   ----------   ----------   ----------   ----------

   Dilutive FFO weighted average shares and units outstanding ...................      71,459       65,970       68,708       73,818
                                                                                   ==========   ==========   ==========   ==========

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

The Credit Facility, $250 million of the Company's mortgage notes payable and the Mezz Note, bear interest at variable rates, which will be influenced by changes in short-term interest rates, and are sensitive to inflation.

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

The Company will recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges will be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. On March 19, 2004, the Company entered into two anticipatory interest rate hedge instruments which are scheduled to coincide with an August 2004 debt maturity, totaling $100 million, to protect itself against potentially rising interest rates. At June 30, 2004, the fair value of these instruments exceeded their carrying value by approximately $5.2 million. On July 1, 2004, the Company entered into an additional anticipatory interest rate hedge instrument totaling $12.5 million to coincide with the aforementioned August 2004 debt maturity.

The fair market value ("FMV") of the Company's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflect the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

The following table sets forth the Company's long-term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at June 30, 2004 (dollars in thousands):

                                       For the Year Ended December 31,
                         -----------------------------------------------------------------
                             2004          2005          2006         2007         2008       Thereafter    Total (1)       FMV
                         -----------   -----------   -----------  -----------  -----------   -----------   -----------   ----------
Long term debt:
   Fixed rate .........  $    6,779     $  32,440     $ 143,398    $ 271,508    $   9,989     $ 801,447    $ 1,265,561   $1,340,918
   Weighted average
     interest rate ....        7.47%         6.90%         7.37%        7.14%        7.23%         7.40%          7.33%

   Variable rate ......  $  250,000     $  90,000     $      --    $      --    $      --     $      --    $   340,000   $  340,000
   Weighted average
     interest rate ....        4.95%         2.18%           --           --           --            --           4.22%

(1) Includes aggregate unamortized issuance discounts of approximately $868,000 on certain of the senior unsecured notes which are due at maturity.

In addition, a one percent increase in the LIBOR rate would have a $900,000 annual increase in interest expense on the $90 million of variable rate debt due in 2005. A one percent increase in LIBOR would have no impact to interest expense on the $250 million of variable rate debt due in 2004, as interest reported in the current period is calculated using a LIBOR rate in excess of one percent over the LIBOR rate at June 30, 2004.

The following table sets forth the Company's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at June 30, 2004 (dollars in thousands):

                                       For the Year Ended December 31,
                         -----------------------------------------------------------------
                             2004          2005          2006         2007         2008       Thereafter    Total (1)       FMV
                         -----------   -----------   -----------  -----------  -----------   -----------   -----------   ----------
Mortgage notes and notes receivable:

Fixed rate ............   $  19,000     $      --     $      --    $  16,990     $      --    $      --    $    35,990   $39,239
   Weighted average
   interest rate ......       10.70%           --            --        12.00%           --           --          11.31%

Variable rate .........   $      --     $  30,000     $      --    $      --     $      --    $      --    $    30,000   $30,000
   Weighted average
   interest rate ......          --         12.73%           --           --            --           --          12.73%

(1) Excludes interest receivables and unamortized acquisition costs aggregating approximately $2.4 million dollars.

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

SELECTED PORTFOLIO INFORMATION

The following table sets forth the Company's schedule of its top 25 tenants based on base rental revenue as of June 30, 2004:

                                  WTD. AVG.                            PERCENT OF PRO-RATA      PERCENT OF CONSOLIDATED
                               TERM REMAINING          TOTAL           SHARE OF ANNUALIZED         ANNUALIZED BASE
 TENANT NAME (1) (2)               (YEARS)          SQUARE FEET        BASE RENTAL REVENUE          RENTAL REVENUE
 ----------------------------- ---------------- -------------------- ------------------------- -------------------------
*Debevoise & Plimpton               17.5              465,420                  3.3%                      5.6%
 King & Spalding                     7.8              176,204                  2.3%                      2.0%
*Verizon Communications Inc.         2.7              263,569                  1.9%                      1.7%
*American Express                    9.2              129,818                  1.9%                      1.7%
*Schulte Roth & Zabel               16.4              279,746                  1.6%                      2.7%
*Fuji Photo Film USA                 8.4              186,484                  1.3%                      1.2%
 Dun & Bradstreet Corp.              8.3              123,000                  1.2%                      1.0%
 United Distillers                   0.7              137,918                  1.2%                      1.0%
*Bank of America/Fleet Bank          6.7              125,903                  1.2%                      1.0%
*WorldCom/MCI                        2.6              244,730                  1.1%                      1.1%
 Arrow Electronics                   9.5              163,762                  1.1%                      1.0%
 Amerada Hess Corporation            8.5              127,300                  1.1%                      1.0%
 T.D. Waterhouse                     3.1              103,381                  1.0%                      0.9%
 Westdeutsche Landesbank            11.8              53,000                   1.0%                      0.9%
 D.E. Shaw                          11.5              79,515                   0.9%                      0.8%
 Practicing Law Institute            9.7              77,500                   0.9%                      0.8%
*Banque Nationale De Paris          12.1              145,834                  0.9%                      1.5%
 North Fork Bank                    11.5              126,770                  0.9%                      0.8%
 Vytra Healthcare                    3.5              105,613                  0.9%                      0.8%
*Kramer Levin Nessen Kamin           0.8              158,144                  0.9%                      1.5%
 Heller Ehrman White                 0.9              64,526                   0.9%                      0.7%
 P.R. Newswire Associates            3.9              67,000                   0.8%                      0.7%
*JP Morgan Chase/ Bank One           5.6              87,737                   0.8%                      0.8%
*HQ Global                           4.3              126,487                  0.8%                      0.8%
 Laboratory Corp. Of America         2.9              108,000                  0.8%                      0.7%

(1) Ranked by pro-rata share of annualized base rental revenue adjusted for pro rata share of joint venture interests.

(2)  Excludes One Orlando Centre in Orlando, Florida.

* Part or all of space occupied by tenant is in a 51% or more owned joint venture building.

HISTORICAL NON-INCREMENTAL REVENUE-GENERATING CAPITAL EXPENDITURES, TENANT IMPROVEMENT COSTS AND LEASING COMMISSIONS

The following table sets forth annual and per square foot non-incremental revenue-generating capital expenditures in which the Company paid or accrued, during the respective periods, to retain revenues attributable to existing leased space (at 100% of cost) for the years 2000 through 2003 and for the six month period ended June 30, 2004 for the Company's consolidated office and industrial / R&D properties other than One Orlando Center in Orlando, FL:

                                                                                                     Average          YTD
                                      2000            2001            2002            2003          2000-2003         2004
                                  ------------    ------------    ------------    ------------    ------------    ------------
Suburban Office Properties
   Total                          $  3,289,116    $  4,606,069    $  5,283,674    $  6,791,336    $  4,992,549    $  2,835,587
   Per Square Foot                $       0.33    $       0.45    $       0.53    $       0.67    $       0.49    $       0.28

NYC Office Properties
   Total                          $    946,718    $  1,584,501    $  1,939,111    $  1,922,209    $  1,598,135    $  1,210,758
   Per Square Foot                $       0.38    $       0.45    $       0.56    $       0.55    $       0.48    $       0.27

Industrial Properties
   Total                          $    813,431    $    711,666    $  1,881,627    $1,218,401 (1)$    1,156,281    $     22,923
   Per Square Foot                $       0.11    $       0.11    $       0.28    $       0.23    $       0.18    $       0.02

TOTAL PORTFOLIO
                                  ------------    ------------    ------------    ------------    ------------    ------------
   Total                          $  5,049,265    $  6,902,236    $  9,104,412    $  9,931,946    $  7,746,965    $  4,069,268
   Per Square Foot                $       0.25    $       0.34    $       0.45    $       0.52    $       0.39    $       0.26

(1) Excludes non-incremental capital expenditures of $435,140 incurred during the fourth quarter 2003 for the industrial properties which were sold during the period.

The following table sets forth annual and per square foot non-incremental revenue-generating tenant improvement costs and leasing commissions in which the Company committed to perform, during the respective periods, to retain revenues attributable to existing leased space for the years 2000 through 2003 and for the six month period ended June 30, 2004 for the Company's consolidated office and industrial / R&D properties other than One Orlando Center in Orlando, FL:

                                                                                  Average      YTD
                              2000         2001         2002         2003        2000-2003    2004 (1)        New       Renewal
                          ----------------------------------------------------------------------------------------------------------
Long Island Office Properties
 Tenant Improvements       $2,853,706  $ 2,722,457  $ 1,917,466  $ 3,774,722    $ 2,817,088  $2,394,114    $1,327,529  $1,066,585
 Per Square Foot Improved  $     6.99  $      8.47  $      7.81  $      7.05    $      7.58  $     9.05    $    12.67  $     6.67
 Leasing Commissions       $2,208,604  $ 1,444,412  $ 1,026,970  $ 2,623,245    $ 1,825,808  $1,333,976    $  529,537  $  804,439
 Per Square Foot Leased    $     4.96  $      4.49  $      4.18  $      4.90    $      4.63  $     5.04    $     5.05  $     5.03
                          ----------------------------------------------------------------------------------------------------------
  Total Per Square Foot    $    11.95  $     12.96  $     11.99  $     11.95    $     12.21  $    14.09    $    17.72  $    11.70
                          ==========================================================================================================

Westchester Office Properties
 Tenant Improvements       $1,860,027  $2,584,728  $6,391,589(2) $ 3,732,370    $ 3,642,178  $4,937,356    $4,216,913  $  720,443
 Per Square Foot Improved  $     5.72  $     5.91  $    15.05    $     15.98    $     10.66  $    14.64    $    21.48  $     5.12
 Leasing Commissions       $  412,226  $1,263,012  $1,975,850(2) $   917,487    $ 1,142,144  $2,003,752    $1,571,958  $  431,794
 Per Square Foot Leased    $     3.00  $     2.89  $     4.65    $      3.93    $      3.62  $     5.94    $     8.01  $     3.07
                          ----------------------------------------------------------------------------------------------------------
  Total Per Square Foot    $     8.72  $     8.80  $    19.70    $     19.91    $     14.28  $    20.58    $    29.49  $     8.19
                          ==========================================================================================================

Connecticut Office Properties
 Tenant Improvements       $  385,531  $   213,909  $   491,435  $   588,087    $   419,740  $2,400,708    $1,047,111  $1,353,597
 Per Square Foot Improved  $     4.19  $      1.46  $      3.81  $      8.44    $      4.47  $    14.13    $    29.54  $    10.06
 Leasing Commissions       $  453,435  $   209,322  $   307,023  $   511,360    $   370,285  $1,382,615    $  347,634  $1,034,981
 Per Square Foot Leased    $     4.92  $      1.43  $      2.38  $      7.34    $      4.02  $     8.14    $     9.81  $     7.69
                          ----------------------------------------------------------------------------------------------------------
  Total Per Square Foot    $     9.11  $      2.89  $      6.19  $     15.78    $      8.49  $    22.27    $    39.35  $    17.75
                          ==========================================================================================================

New Jersey Office Properties
 Tenant Improvements       $1,580,323  $ 1,146,385  $ 2,842,521  $ 4,327,295    $ 2,474,131  $  710,890    $  665,124  $   45,766
 Per Square Foot Improved  $     6.71  $      2.92  $     10.76  $     11.57    $      7.99  $     7.50    $    13.42  $     1.01
 Leasing Commissions       $1,031,950  $ 1,602,962  $ 1,037,012  $ 1,892,635    $ 1,391,140  $  252,534    $  232,829  $   19,705
 Per Square Foot Leased    $     4.44  $      4.08  $      3.92  $      5.06    $      4.38  $     2.66    $     4.70  $     0.44
                          ----------------------------------------------------------------------------------------------------------
  Total Per Square Foot    $    11.15  $      7.00  $     14.68  $     16.63    $     12.37  $    10.16    $    18.12  $     1.45
                          ==========================================================================================================

New York City Office Properties
 Tenant Improvements       $   65,267  $   788,930  $ 4,350,106  $ 5,810,017(3) $ 2,753,580  $3,497,494(4) $2,393,044  $1,104,450(4)
 Per Square Foot Improved  $     1.79  $     15.69  $     18.39  $     32.84    $     17.18  $    21.01    $    27.11  $    14.12
 Leasing Commissions       $  418,185  $ 1,098,829  $ 2,019,837  $ 2,950,330(3) $ 1,621,795  $1,041,336(4) $  470,445  $  570,891(4)
 Per Square Foot Leased    $    11.50  $     21.86  $      8.54  $     16.68    $     14.64  $     6.25    $     5.33  $     7.30
                          ----------------------------------------------------------------------------------------------------------
  Total Per Square Foot    $    13.29  $     37.55  $     26.93  $     49.52    $     31.82  $    27.26    $    32.44  $    21.42
                          ==========================================================================================================

Industrial Properties
 Tenant Improvements       $  650,216  $ 1,366,488  $ 1,850,812  $ 1,249,200    $ 1,279,179  $  205,104    $  157,661  $   47,443
 Per Square Foot Improved  $     0.95  $      1.65  $      1.97  $      2.42    $      1.75  $     2.11    $     1.73  $     7.46
 Leasing Commissions       $  436,506  $   354,572  $   890,688  $   574,256    $   564,005  $  225,539    $  225,539  $        0
 Per Square Foot Leased    $     0.64  $      0.43  $      0.95  $      1.11    $      0.78  $     2.32    $     2.48  $     0.00
                          ----------------------------------------------------------------------------------------------------------
  Total Per Square Foot    $     1.59  $      2.08  $      2.92  $      3.53    $      2.53  $     4.43    $     4.21  $     7.46
                          ==========================================================================================================
------------------------------------------------------------------------------------------------------------------------------------
TOTAL PORTFOLIO
 Tenant Improvements       $7,395,070  $ 8,822,897  $17,843,929  $19,481,691    $13,385,896  $14,145,666   $9,807,382  $4,338,284
 Per Square Foot Improved  $     4.15  $      4.05  $      7.96  $     10.22    $      6.66  $    12.51       $17. 35  $     7.68
 Leasing Commissions       $4,960,906  $ 5,973,109  $ 7,257,380  $ 9,469,313    $ 6,915,177  $6,239,752    $3,377,942  $2,861,810
 Per Square Foot Leased    $     3.05  $      2.75  $      3.24  $      4.97    $      3.54  $     5.52    $     5.97  $     5.07
                          ----------------------------------------------------------------------------------------------------------
  Total Per Square Foot    $     7.20  $      6.80  $     11.20  $     15.19    $     10.20  $    18.03    $    23.32  $    12.75
                          ==========================================================================================================


(1) Excludes $2.8 million of deferred leasing costs attributable to space marketed but not yet leased.

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

(4) Excludes 86,800 square foot Westpoint Stevens early renewal. There were no tenant improvement or leasing costs associated with this transaction. Also excludes $1.4 million of tenant improvements and $1.2 million of leasing commissions related to a 74,293 square foot lease to Harper Collins Publishers with a lease commencement date in 2006.

The following table sets forth the Company's lease expiration table, as adjusted for pre-leased space, at July 1, 2004 for its Total Portfolio of properties, its Office Portfolio and its Industrial / R&D Portfolio:

                                  TOTAL PORTFOLIO (1)
--------------------------------------------------------------------------------
                        Number of       Square     % of Total     Cumulative
Year of                   Leases         Feet       Portfolio     % of Total
Expiration               Expiring      Expiring       Sq Ft     Portfolio Sq Ft
--------------------------------------------------------------------------------
2004                        92           545,148       3.5%          3.5%
2005                       185         1,523,110       9.9%         13.4%
2006                       184         1,692,820      11.0%         24.4%
2007                       109         1,140,838       7.4%         31.8%
2008                       109           959,655       6.2%         38.1%
2009                       102         1,131,680       7.4%         45.4%
2010 and thereafter        315         7,327,050      47.6%         93.0%
--------------------------------------------------------------------------------
Total/Weighted Average    1,096       14,320,301      93.0%
--------------------------------------------------------------------------------
Total Portfolio Square Feet           15,396,244
--------------------------------------------------------------------------------

                                  OFFICE PORTFOLIO (1)
--------------------------------------------------------------------------------
                        Number of       Square     % of Total     Cumulative
Year of                   Leases         Feet        Office       % of Total
Expiration               Expiring      Expiring       Sq Ft     Portfolio Sq Ft
--------------------------------------------------------------------------------
2004                        89           513,528       3.6%          3.6%
2005                       182         1,383,960       9.6%         13.1%
2006                       180         1,595,854      11.1%         24.2%
2007                       105         1,071,346       7.4%         31.6%
2008                       106           916,812       6.3%         38.0%
2009                       101         1,086,699       7.5%         45.5%
2010 and thereafter        310         6,981,186      48.3%         93.8%
--------------------------------------------------------------------------------
Total/Weighted Average    1,073       13,549,385      93.8%
--------------------------------------------------------------------------------
Total Office Portfolio Square Feet    14,440,849
--------------------------------------------------------------------------------

                                INDUSTRIAL/R&D PORTFOLIO
--------------------------------------------------------------------------------
                        Number of       Square      % of Total     Cumulative
Year of                   Leases         Feet     Industrial/R&D   % of Total
Expiration               Expiring      Expiring        Sq Ft     Portfolio Sq Ft
--------------------------------------------------------------------------------
2004                        3            31,620         3.3%          3.3%
2005                        3           139,150        14.6%         17.9%
2006                        4            96,966        10.1%         28.0%
2007                        4            69,492         7.3%         35.3%
2008                        3            42,843         4.5%         39.8%
2009                        1            44,981         4.7%         44.5%
2010 and thereafter         5           345,864        36.2%         80.7%
--------------------------------------------------------------------------------
Total/Weighted Average      23          770,916        80.7%
--------------------------------------------------------------------------------
Total Industrial/R&D
  Portfolio Square Feet                 955,395
--------------------------------------------------------------------------------

(1)  Excludes One Orlando Centre in Orlando, Florida

The following table sets forth the Company's components of its paid or accrued non-incremental and incremental revenue-generating capital expenditures, tenant improvements and leasing costs for the periods presented as reported on its "Statements of Cash Flows - Investment Activities" contained in its consolidated financial statements (in thousands):

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                     ---------------------------
                                                          2004           2003
                                                     ------------   ------------
Capital expenditures:
   Non-incremental ...............................   $      4,069   $      4,297
   Incremental ...................................          1,085            899
Tenant improvements:
   Non-incremental ...............................          9,671         19,901
   Incremental ...................................          2,976             52
                                                     ------------   ------------
Additions to commercial real estate properties ...   $     17,801   $     25,149
                                                     ============   ============

Leasing costs:
   Non-incremental ...............................   $      6,764   $      6,554
   Incremental ...................................          1,913          2,211
                                                     ------------   ------------
Payment of deferred leasing costs ................   $      8,677   $      8,765
                                                     ============   ============

Acquisition and development costs ................   $    335,668   $     16,237
                                                     ============   ============

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                                             ISSUER PURCHASE OF EQUITY SECURITIES

------------------------------------------------------------------------------------------------------------------------------------

                                                                     (C) TOTAL NUMBER
                                                                     OF SHARES                     (D) MAXIMUM NUMBER
                                                                     (OR UNITS)                    (OR APPROXIMATE DOLLAR
               (A) TOTAL  NUMBER                                     PURCHASED AS                  VALUE) OF SHARES (OR
               OF SHARES                    (B) AVERAGE PRICE        PART OF PUBLICLY              UNITS) THAT MAY YET BE
               (OR  UNITS)                  PAID PER SHARE           ANNOUNCED PLANS               PURCHASED UNDER THE
PERIOD         PURCHASED                    (OR UNIT)                OR PROGRAMS                   PLANS OR PROGRAMS
------------------------------------------------------------------------------------------------------------------------------------
APRIL 1                  ---                  ---                         ---                            ---
THROUGH
APRIL 30
------------------------------------------------------------------------------------------------------------------------------------
MAY 1          140,600 shares of Series A    $24.45                  140,600 shares of Series A    Up to $63.6 million of  preferred
THROUGH        preferred stock (1)                                   Preferred Stock               stock (2)
MAY 31
------------------------------------------------------------------------------------------------------------------------------------
JUNE 1                   ---                  ---                         ---                            ---
THROUGH
JUNE 30
------------------------------------------------------------------------------------------------------------------------------------
TOTAL          140,600                       $24.45                  140,600                       Up to $63.6 million of preferred
                                                                                                   stock
------------------------------------------------------------------------------------------------------------------------------------

(1) All of the shares were purchased in a negotiated transaction from a seller that is not affiliated with the Company.

(2) On May 2nd, 2002, the Company announced that its Board of Directors had approved the purchase from time to time of up to $75 million of its preferred stock.

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Securities Holders

On June 2, 2004, the Company held its annual meeting of stockholders. The matters on which the stockholders voted, in person or by proxy, were (1) to amend the Articles of Incorporation of the Company to eliminate the classification of the board of directors, (2) to amend the Articles of Incorporation to amend the provision regarding the Company's common stock ownership limit, (3) the election of nine nominees as directors to serve until the 2005 annual meeting of stockholders and until their respective successors are duly elected and qualified and (4) to ratify the selection of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 2004. The board was de-classified, the ownership limit was amended, the nine nominees were elected and the auditors were ratified. The results of the voting are set forth below:

                                VOTES CAST                  VOTES CAST
                                   FOR          WITHHELD      AGAINST    ABSTAIN
                                ----------     ----------   ---------  -------
ELIMINATE CLASSIFICATION
  OF BOARD OF DIRECTORS         60,546,589         N/A        823,985     43,475

AMEND STOCK OWNERSHIP LIMIT     55,146,770         N/A        141,814     83,644

ELECTION OF DIRECTORS
Peter Quick                     60,840,066        573,986       N/A         N/A
Stanley Steinberg               44,166,846     17,247,206       N/A         N/A
John Ruffle                     60,945,966        468,086       N/A         N/A
Elizabeth McCaul                60,945,966        468,086       N/A         N/A
Douglas Crocker                 61,313,942        100,110       N/A         N/A
Scott Rechler                   60,848,745        565,307       N/A         N/A
Donald Rechler                  60,848,745        565,307       N/A         N/A
Lewis Ranieri                   44,344,488     17,069,564       N/A         N/A
Ronald Menaker                  60,840,066        573,986       N/A         N/A

RATIFICATION OF AUDITORS        60,625,939          N/A       755,864     32,248

Item 5. Other information

       a)     None

       b) There have been no material changes to the procedures by which stockholders may recommend nominees to the Company's Board of Directors.


Item 6. Exhibits and Reports on Form 8-K

       a)     Exhibits

              3.1    Articles of Amendment, dated June 2, 2004

              3.2    Articles of Amendment, dated June 2, 2004

              3.3    Amended and Restated Bylaws

              10.1 Third amended and restated credit agreement dated August 6, 2004 between Reckson Operating Partnership, L.P., as Borrower and the institutions from time to time party thereto as Lenders.

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

       b) During the six months ended June 30, 2004, the Registrant filed the following reports on Form 8-K:


              On May 6, 2004, the Registrant submitted a report on Form 8-K under Items 7 and 12 thereof in order to file a press release announcing its consolidated financial results for the quarter ended March 31, 2004.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RECKSON ASSOCIATES REALTY CORP.

By:        /s/ Scott H. Rechler         By:      /s/ Michael Maturo
   -----------------------------------     -------------------------------------
   Scott H. Rechler,                       Michael Maturo,
   Chief Executive Officer                 Executive Vice President,
   and President                           Treasurer and Chief Financial Officer

DATE: August 9, 2004