Form 10-Q
period 2005-03-31
RECKSON ASSOCIATES REALTY CORP
filed 2005-05-09
CIK 930548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission file number: 1-13762

RECKSON ASSOCIATES REALTY CORP.
(Exact name of registrant as specified in its charter)

Maryland	11-3233650

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

225 Broadhollow Road, Melville, NY	11747

(Address of principal executive office)	(zip code)

(631) 694-6900
(Registrant’s telephone number including area code)

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

Yes   X       No      .

The company has one class of common stock, par value $.01 per share, with 81,629,693 shares outstanding as of May 5, 2005

Reckson Associates Realty Corp.
Quarterly Report
For the Three months Ended March 31, 2005

Table of Contents

Index	Page

Part I.	Financial Information

Part II.	Other Information

Item 1.	Legal Proceedings	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Submission of Matters to a Vote of Securities Holders	40
Item 5.	Other Information	40
Item 6.	Exhibits	40

Signatures

Back to Contents

Part I – Financial Information
Item 1 – Financial Statements

Reckson Associates Realty Corp.
Consolidated Balance Sheets
(Dollars in thousands, except for share amounts)

	March 31, 2005	December 31, 2004

	(unaudited)
Assets:
Commercial real estate properties, at cost:
Land	$419,846	$401,350
Building and improvements	2,755,580	2,681,742
Developments in progress:
Land	98,176	88,606
Development costs	22,124	21,363
Furniture, fixtures and equipment	12,504	12,083

	3,308,230	3,205,144
Less accumulated depreciation	(584,949)	(560,307)

Investments in real estate, net of accumulated deprecation	2,723,281	2,644,837
Properties and related assets held for sale, net of accumulated depreciation	58,469	58,215
Investment in a real estate joint venture	6,808	6,657
Investment in notes receivable	113,254	85,855
Investments in affiliate loans and joint ventures	60,230	60,951
Cash and cash equivalents	25,537	25,137
Tenant receivables	10,427	9,532
Deferred rents receivable	139,348	132,251
Prepaid expenses and other assets	54,061	64,006
Contract and land deposits and pre-acquisition costs	256	121
Deferred leasing and loan costs.	81,074	80,046

Total Assets	$3,272,745	$3,167,608

Liabilities:
Mortgage notes payable	$606,723	$609,518
Unsecured credit facility	357,500	235,500
Senior unsecured notes	698,039	697,974
Liabilities associated with properties held for sale	757	784
Accrued expenses and other liabilities.	65,473	73,565
Deferred revenues and tenant security deposits.	54,015	50,373
Dividends and distributions payable	36,137	35,924

Total Liabilities	1,818,644	1,703,638

Minority partners’ interests in consolidated partnerships	213,297	210,678
Preferred unit interest in the operating partnership	1,200	1,200
Limited partners’ minority interest in the operating partnership	42,147	53,231

Total Minority Interests	256,644	265,109

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized	—	—
Common Stock, $.01 par value, 100,000,000 shares authorized 81,629,693 and 80,618,339 shares issued and outstanding, respectively	816	806
Additional paid in capital	1,265,133	1,266,547
Treasury stock, 3,318,600 shares	(68,492)	(68,492)

Total Stockholders’ Equity	1,197,457	1,198,861

Total Liabilities and Stockholders’ Equity	$3,272,745	$3,167,608

(see accompanying notes to financial statements)

Back to Contents

Reckson Associates Realty Corp.
Consolidated Statements of Income
(Unaudited and in thousands, except per share and share amounts)

	Three Months Ended March 31,
	2005	2004

Property operating revenues:
Base Rents	$117,382	$109,408
Tenant escalations and reimbursements	18,502	17,978

Total property operating revenues	135,884	127,386

Operating Expenses:
Property operating expenses	55,088	50,739
Marketing, general and administrative	8,205	7,046
Depreciation and amortization	29,728	27,729

Total operating expenses	93,021	85,514

Operating income	42,863	41,872

Non-operating income and expenses:
Interest income on notes receivable (including $850, and $590, respectively from related parties)	2,447	1,616
Investment income and other	747	4,046
Interest:
Expense	(23,568)	(25,661)
Amortization of deferred financing costs	(1,038)	(927)

Total non-operating income and expenses	(21,412)	(20,926)

Income before minority interests, preferred dividends and distributions, equity in earnings of a real estate joint venture and discontinued operations	21,451	20,946
Minority partners’ interests in consolidated partnerships	(3,779)	(6,181)
Limited partners’ minority interest in the operating partnership	(772)	(573)
Distributions to preferred unit holders	—	(273)
Equity in earnings of a real estate joint venture	151	114

Income before discontinued operations and dividends to preferred shareholders	17,051	14,033
Discontinued operations (net of minority interests):
Income from discontinued operations	305	989
Gain on sales of real estate	—	5,202

Net Income	17,356	20,224
Dividends to preferred shareholders	—	(4,260)

Net income allocable to common shareholders	$17,356	$15,964

Basic net income per weighted average common share:
Common	$.21	$.16
Discontinued operations	—	.10

Basic net income per common share	$.21	$.26

Basic weighted average common shares outstanding	81,100,109	61,363,097

Diluted net income per weighted average common share	$.21	$.26

Diluted weighted average common shares outstanding	81,520,971	61,718,028

(see accompanying notes to financial statements)

Back to Contents

Reckson Associates Realty Corp.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2005	2004

Cash Flows From Operating Activities:
Net Income	$17,356	$20,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	31,293	29,235
Minority partners’ interests in consolidated partnerships	3,779	6,181
Limited partners’ minority interest in consolidated partnerships	786	936
Gain on sales of real estate	—	(5,506)
Equity in earnings of a real estate joint venture	(151)	(114)
Changes in operating assets and liabilities:
Deferred rents receivable	(7,097)	(3,817)
Prepaid expenses and other assets	11,083	7,237
Tenant receivables	(895)	3,132
Accrued expenses and other liabilities	(5,833)	(14,656)

Net cash provided by operating activities	50,321	42,852

Cash Flows From Investment Activities:
Purchases of commercial real estate properties	(73,838)	(72,691)
Additions to developments in progress	(10,809)	(4,781)
Increase in contract and land deposits and pre-acquisition costs	(135)	—
Repayments of notes receivable	1,695	—
Additions to notes receivable	(28,390)	—
Additions to commercial real estate properties	(17,443)	(7,627)
Payment of deferred leasing costs	(4,373)	(4,584)
Distributions from investments in a real estate joint venture	—	68
Additions to furniture, fixtures and equipment	(421)	(68)
Proceeds from sales of real estate	—	18,450

Net cash (used in) investing activities	(133,714)	(71,233)

Cash Flows From Financing Activities:
Principal payments on secured borrowings	(2,796)	(2,909)
Proceeds from issuance of senior unsecured notes, net of issuance costs	—	149,490
Repayment of senior unsecured notes	—	(100,000)
Payment of loan and equity issuance costs	(95)	(2,125)
Proceeds from unsecured credit facility	132,000	90,000
Principal payments on unsecured credit facility	(10,000)	(169,000)
Proceeds from issuance of common stock, net of issuance costs, and exercise of stock options	2,570	162,778
Distributions to minority partners in consolidated partnerships	(1,313)	(5,093)
Distributions to limited partners in the operating partnership	(1,674)	(731)
Distributions to preferred unit holders	—	(273)
Dividends to common shareholders	(34,899)	(24,277)
Dividends to preferred shareholders	—	(4,998)

Net cash provided by financing activities	83,793	92,862

Net increase in cash and cash equivalents	400	64,481
Cash and cash equivalents at beginning of period	25,137	22,887

Cash and cash equivalents at end of period	$25,537	$87,368

(see accompanying notes to financial statements)

Back to Contents

Reckson Associates Realty Corp.
Notes to the Consolidated Financial Statements
March 31, 2005
(Unaudited)

1.	Organization and Formation of the Company

Reckson Associates Realty Corp. (the “Company”) is a self-administered and self managed real estate investment trust (“REIT”) engaged in the ownership, management, operation, acquisition, leasing, financing and development of commercial real estate properties, principally office and to a lesser extent industrial / R&D properties and also owns land for future development (collectively, the “Properties”) located in the New York City tri-state area (the “Tri-State Area”).

The Company was incorporated in Maryland in September 1994. In June 1995, the Company completed an Initial Public Offering (the “IPO”) and commenced operations.

The Company became the sole general partner of Reckson Operating Partnership, L.P. (the “Operating Partnership”) by contributing substantially all of the net proceeds of the IPO, in exchange for an approximate 73% interest in the Operating Partnership. All Properties acquired by the Company are held by or through the Operating Partnership. In conjunction with the IPO, the Operating Partnership executed various option and purchase agreements whereby it issued common units of limited partnership interest in the Operating Partnership (“OP Units”) to certain continuing investors and assumed certain indebtedness in exchange for (i) interests in certain property partnerships, (ii) fee simple and leasehold interests in properties and development land, (iii) certain other business assets and (iv) 100% of the non-voting preferred stock of the management and construction companies. The Company’s ownership percentage in the Operating Partnership was approximately 95.9% and 94.6% at March 31, 2005 and 2004, respectively.

2.	Basis of Presentation

The accompanying interim unaudited financial statements have been prepared by the Company’s management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to not make the information presented misleading. The unaudited financial statements at March 31, 2005 and for the three month periods ended March 31, 2005 and 2004 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

The accompanying consolidated financial statements include the consolidated financial position of the Company, the Operating Partnership and the Service Companies (as defined below) at March 31, 2005 and December 31, 2004 and the consolidated results of their operations and their cash flows for each of the three month periods ended March 31, 2005 and 2004. The Operating Partnership’s investments in majority owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners’ interest. The Operating Partnership also has an investment in a real estate joint venture where it owns less than a controlling interest. Such investment is reflected in the accompanying financial statements on the equity method of accounting. The Service Companies which provide management, development and construction services to the Company, the Operating Partnership and to third parties are Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Minority partners’ interests in consolidated partnerships represent a 49% non-affiliated interest in RT Tri-State LLC, owner of a six property suburban office portfolio, a 40% non-affiliated interest in Omni Partners, L.P., owner of a 579,000 square foot suburban office property and a 49% non-affiliated interest in Metropolitan 919 3rd Avenue, LLC, owner of the property located at 919 Third Avenue, New York, NY. Limited partners’ minority interests in the Operating Partnership was approximately 4.1% and 5.4% at March 31, 2005 and 2004, respectively.

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

Depreciation is computed utilizing the straight-line method over the estimated useful lives of ten to thirty years for buildings and improvements and five to ten years for furniture, fixtures and equipment. Tenant improvements, which are included in buildings and improvements, are amortized on a straight-line basis over the term of the related leases. Depreciation expense, net of discontinued operations, for each of the three month periods ended March 31, 2005 and 2004 amounted to approximately $20.6 million and $19.6 million, respectively.

We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on our net income. Should we lengthen the expected useful life of a particular asset, it would be depreciated over more years, and result in less depreciation expense and higher annual net income.

On July 1, 2001 and January 1, 2002, we adopted Financial Accounting Standards Board (“FASB”) Statement No.141, “Business Combinations” and FASB Statement No. 142, “Goodwill and Other Intangibles”, respectively. As part of the acquisition of real estate assets, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and building improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, and value of tenant relationships, based in each case on their fair values.

We allocate a portion of the purchase price to tangible assets including the fair value of the building and building improvements on an as-if-vacant basis and to land determined either by real estate tax assessments, independent appraisals or other relevant data. Additionally, we assess fair value of identified intangible assets and liabilities based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.

Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. If we incorrectly estimate the values at acquisition or the undiscounted cash flows, initial allocation of purchase price and future impairment charges may be different.

Long Lived Assets

We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties and other investments. An investment’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the investment are less than the carrying value of the investment. Such assessments consider factors such as cash flows, expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred it will be measured as the excess of the carrying amount of the property over the fair value of the property. These assessments have a direct impact on our net income, because recognizing an impairment results in an immediate negative adjustment to net income. In determining impairment, if any, we have followed FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”. Statement No. 144 did not have an impact on net income allocable to common shareholders. Statement No. 144 only impacts the presentation of the results of operations and gain on sales of real estate assets for those properties sold during the period within the consolidated statements of income.

Cash Equivalents

We consider highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Tenant’s lease security deposits aggregating approximately $4.5 million at March 31, 2005 and December 31, 2004 have been included in cash and cash equivalents on the accompanying balance sheets.

Back to Contents

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

We make estimates of the collectibility of our accounts receivables related to base rents, tenant escalations and reimbursements and other revenue or income. We specifically analyze tenant receivables and historical bad debts, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of our allowance for doubtful accounts. In addition, when tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition administrative and damage claims. In some cases, the ultimate resolution of those claims can exceed a year. These estimates have a direct impact on our net income because a higher bad debt reserve results in less net income.

We incurred approximately $415,000 and $657,000 of bad debt expense, net of discontinued operations, for the three month periods ended March 31, 2005 and 2004, respectively, related to tenant receivables which accordingly reduced our total revenues and reported net income during those periods.

We record interest income on our investments in notes receivable on the accrual basis of accounting. We do not accrue interest on impaired loans where, in the judgment of management, collection of interest according to the contractual terms is considered doubtful. Among the factors we consider in making an evaluation of the collectibility of interest are: (i) the status of the loan, (ii) the value of the underlying collateral, (iii) the financial condition of the borrower and (iv) anticipated future events.

Reckson Construction & Development LLC (the successor to Reckson Construction Group, Inc.) and Reckson Construction Group New York, Inc. use the percentage-of-completion method for recording amounts earned on their contracts. This method records amounts earned as revenue in the proportion that actual costs incurred to date bear to the estimate of total costs at contract completion.

Gain on sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer’s financial commitment being sufficient to provide economic substance to the sale and us having no substantial continuing involvement with the buyer.

We follow the guidance provided for under FASB Statement No. 66 “Accounting for Sales of Real Estate” (“Statement No. 66”), which provides guidance on sales contracts that are accompanied by agreements which require the seller to develop the property in the future. Under Statement No. 66, profit is recognized and allocated to the sale of the land and the later development or construction work on the basis of estimated costs of each activity; the same rate of profit is attributed to each activity. As a result, profits are recognized and reflected over the improvement period on the basis of costs incurred (including land) as a percentage of total costs estimated to be incurred. We use the percentage of completion method, as future costs of development and profit are reliably estimated.

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

Stock Options

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure” (“Statement No. 148”). Statement No. 148 amends Statement No. 123 to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. Statement No. 148 also amends the disclosure provisions of Statement 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements.

The following table sets forth our pro forma information for common shareholders (in thousands except earnings per share data):

	Three Months Ended March 31,

	2005	2004

Net income allocable to common shareholders as reported	$17,356	$15,964
Add: Stock option expense included above	1	1
Deduct: Stock option expense determined under fair value recognition method for all awards	—	92

Pro forma net income allocable to common shareholders	$17,357	$15,873

Net income per share as reported:
Basic	$.21	$.26

Diluted	$.21	$.26

Pro forma net income per share:
Basic	$.21	$.26

Diluted	$.21	$.26

The fair value for those options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,

	2005 (a)	2004

Risk free interest rate	N/A	3.0%
Dividend yield	N/A	7.16%
Volatility factor of the expected market price of our common stock	N/A	.191
Weighted average expected option life (in years)	N/A	5.0

(a)	No options were granted or vested during the three months ended March 31, 2005. As a result, no weighted-average assumptions or calculations were required.

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

Back to Contents

Statement No. 123R must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement No. 123R on January 1, 2006.

Effective January 1, 2002, we elected to follow Statement No. 123 and use the Black-Scholes option pricing model to estimate the value of stock options granted to employees and expect to continue to use this acceptable option valuation model upon the required adoption of Statement No. 123R on January 1, 2006. Because Statement No. 123R must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because we adopted Statement No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under Statement No. 123 would be recognized under Statement No. 123R. However, on January 1, 2006, the date we expect to adopt Statement No. 123R, all of the unexercised options outstanding at March 31, 2005, under our stock option plans will be fully vested. As a result, no additional expense will be recognized. In addition, had we adopted Statement No. 123R in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described above.

Derivative Instruments

FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which became effective January 1, 2001, requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which explains how to identify variable interest entities (“VIEs”) and how to assess whether to consolidate such entities. VIEs are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs which we are involved with must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. The initial determination of whether an entity qualifies as a VIE shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date of a triggering event, as defined. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. In December 2003 the FASB issued FIN 46R, deferring the effective date until the period ending March 31, 2004 for interests held by public companies in VIEs created before February 1, 2003, which were non-special purpose entities. We adopted FIN 46R during the period ended March 31, 2004 and have determined that our consolidated and unconsolidated subsidiaries do not represent VIEs pursuant to such interpretation. We will continue to monitor any changes in circumstances relating to certain of its consolidated and unconsolidated joint ventures which could result in a change in the our consolidation policy.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	Mortgage Notes Payable

At March 31, 2005, there were 12 fixed rate mortgage notes payable with an aggregate outstanding principal amount of approximately $606.7 million. These mortgage notes are secured by properties with an aggregate carrying value at March 31, 2005 of approximately $1.2 billion and which are pledged as collateral against the mortgage notes payable. In addition, approximately $42.6 million of the $606.7 million is recourse to us. The mortgage notes bear interest at rates ranging from 6.45% to 9.25%, and mature between 2005 and 2011. The weighted average interest rate on the outstanding mortgage notes payable at March 31, 2005 was approximately 7.3%. Certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and / or the Company. In addition, consistent with customary practices in non-recourse lending, certain non-recourse mortgages may be recourse to the Company under certain limited circumstances including environmental issues and breaches of material representations.

Back to Contents

The following table sets forth our mortgage notes payable at March 31, 2005, by scheduled maturity date (dollars in thousands):

Property	Principal Outstanding	Interest Rate	Maturity Date	Amortization Term (Years)

395 North Service Road, Melville, NY	$18,791	6.45%	October, 2005	$34 per month
200 Summit Lake Drive, Valhalla, NY	18,333	9.25%	January, 2006	25
1350 Avenue of the Americas, NY, NY	72,773	6.52%	June, 2006	30
Landmark Square, Stamford, CT (a)	42,577	8.02%	October, 2006	25
100 Summit Lake Drive, Valhalla, NY	15,815	8.50%	April, 2007	15
333 Earle Ovington Blvd., Mitchel Field, NY (b)	51,513	7.72%	August, 2007	25
810 Seventh Avenue, NY, NY (d)	79,214	7.73%	August, 2009	25
100 Wall Street, NY, NY (d)	34,327	7.73%	August, 2009	25
6900 Jericho Turnpike, Syosset, NY	7,065	8.07%	July, 2010	25
6800 Jericho Turnpike, Syosset, NY	13,386	8.07%	July, 2010	25
580 White Plains Road, Tarrytown, NY	12,191	7.86%	September, 2010	25
919 Third Avenue, NY, NY (c)	240,738	6.87%	August, 2011	30

Total / Weighted average	$606,723	7.30%
______________
(a)	Encompasses six Class A office properties.
(b)	We have a 60% general partnership interest in this property and our proportionate share of the aggregate principal amount is approximately $30.9 million.
(c)	We have a 51% membership interest in this property and our proportionate share of the aggregate principal amount is approximately $122.8 million.
(d)	These properties are cross-collateralized.

In addition, we have a 60% interest in an unconsolidated joint venture property, 520 White Plains Road, Tarrytown, New York. Our pro rata share of the mortgage debt at March 31, 2005 was approximately $7.1 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005 at which time our share of the mortgage debt will be approximately $6.9 million.

4.	Senior Unsecured Notes

At March 31, 2005, the Operating Partnership had outstanding approximately $698.0 million (net of unamortized issuance discounts) of senior unsecured notes (the “Senior Unsecured Notes”). The following table sets forth the Operating Partnership’s Senior Unsecured Notes and other related disclosures by scheduled maturity date (dollars in thousands):

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

We currently have a $500 million unsecured revolving credit facility (the “Credit Facility”) from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp North America, Inc. and Wachovia Bank, National Association as co-documentation agents. The Credit Facility matures in August 2007, contains options for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. In addition, borrowings under the Credit Facility are currently priced off LIBOR plus 90 basis points and the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership’s senior unsecured credit ratings the interest rates and facility fee are subject to change. At March 31, 2005, the outstanding borrowings under the Credit Facility aggregated $357.5 million and carried a weighted average interest rate of 3.71% per annum.

We utilize the Credit Facility primarily to finance real estate investments, fund our real estate development activities and for working capital purposes. At March 31, 2005, we had availability under the Credit Facility to borrow approximately an additional $141.3 million, subject to compliance with certain financial covenants. Such amount is net of approximately $1.2 million in outstanding undrawn standby letters of credit, which are issued under the Credit Facility.

Back to Contents

In connection with the acquisition of certain properties, contributing partners of such properties have provided guarantees on certain of our indebtedness. As a result, we maintain certain outstanding balances on our Credit Facility.

6. Commercial Real Estate Investments

During January 2005, we acquired, in two separate transactions, two Class A office properties located at One and Seven Giralda Farms in Madison, New Jersey for total consideration of approximately $78 million. One Giralda Farms encompasses approximately 150,000 rentable square feet and Seven Giralda Farms encompasses approximately 203,000 rentable square feet. We made these acquisitions through borrowings under our Credit Facility.

As of March 31, 2005, we owned and operated 81 office properties (inclusive of eight office properties owned through joint ventures) comprising approximately 15.4 million square feet and eight industrial / R&D properties comprising approximately 863,000 square feet located in the Tri-State Area.

At March 31, 2005, we also owned approximately 344 acres of land in 13 separate parcels of which we can, based on current estimates, develop approximately 3.1 million square feet of office space (the “Development Parcels”). During July 2004, we commenced the ground-up development on one of the Development Parcels of a 277,000 square foot Class A office building with a total anticipated investment of approximately $61.3 million. There can be no assurances that the actual cost of this development will not exceed the anticipated amount. This development is located within our existing 404,000 square foot executive office park in Melville, New York. One of the Development Parcels, comprising 39.5 acres located in Valhalla, New York, was previously under contract for sale and contingent upon obtaining zoning for residential use of the land and other customary due diligence and approvals. Subsequent to March 31, 2005, the purchaser terminated the contract. Three of the Development Parcels, aggregating approximately 31.8 acres are classified as held for sale on our balance sheets and are expected to close between 2005 and 2006 for aggregate consideration of approximately $28.0 million. The aggregate cost basis of these three Development Parcels was approximately $25.7 million at March 31, 2005. We are currently evaluating alternative land uses for certain of the remaining Development Parcels to realize their highest economic value. These alternatives may include rezoning certain Development Parcels from commercial to residential for potential disposition. As of March 31, 2005, we had invested approximately $120.3 million in the remainder of the Development Parcels. Management has made subjective assessments as to the value and recoverability of our investments in the Development Parcels based on current and proposed development plans, market comparable land values and alternative use values.

We also own a 354,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with our initial New York City portfolio acquisition.

We hold a $17.0 million note receivable, which bears interest at 12% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, New York (the “Omni Note”). We currently own a 60% majority partnership interest in Omni Partners, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property.

On March 16, 2005 a wholly owned subsidiary of the Operating Partnership advanced under separate mezzanine loan agreements, each of which bear interest at 9% per annum, (i) approximately $8.0 million which matures in April 2010 and is secured, in part, by indirect ownership interests in ten suburban office properties located in adjacent office parks in Long Island, New York and (ii) approximately $20.4 million which matures in April 2012 and is secured, in part, by indirect ownership interests in twenty-two suburban office properties located in adjacent office parks in Long Island, New York. Each mezzanine loan is additionally secured by other guaranties, pledges and assurances and neither is pre-payable without penalty after 18 months from the initial funding. We made these investments through a borrowing under our Credit Facility.

At March 31, 2005, we had invested approximately $90.0 million in mezzanine loans and preferred equity investments. In general these investments are secured by a pledge of either a direct or indirect ownership interest in the underlying real estate or leasehold, other guaranties, pledges and assurances.

The following table sets forth the terms of these investments at March 31, 2005 (in thousands):

Description	Amount	Interest Rate		Funding	Maturity

Mezzanine loan	$27,592	13.91	%(a)	September, 2003	September, 2005 (b)
Preferred equity	34,000	9.00%		December, 2004	December, 2005 (c)
Mezzanine loan	8,031	9.00%		March, 2005	April, 2010 (d)
Mezzanine loan	20,356	9.00%		March, 2005	April, 2012 (d)

	$89,979

(a)	Weighted average interest rate which is based on a spread over LIBOR, with a LIBOR floor of 1.63% per annum.
(b)	The borrower has rights to extend the term for three additional one-year periods and, under certain circumstances, prepay amounts outstanding.
(c)	Or the earlier of refinancing. In addition, this preferred equity investment was made to an entity that is controlled by a preferred unit holder in the Operating Partnership.
(d)	Prepayable without penalty after 18 months from initial funding.

Back to Contents

As of March 31, 2005, we held two other notes receivable, which aggregated approximately $2.4 million and carried a weighted average interest rate of 11.36% (the “Other Notes”) and collectively with the Omni Note, our mezzanine loans and preferred equity investments (the “Note Receivable Investments”). These notes are secured in part by a minority partner’s preferred unit interest in the Operating Partnership, an interest in real property and a personal guarantee. Approximately $1.4 million of the Other Notes matures on December 1, 2005 and the remaining $1.0 million on January 31, 2010.

As of March 31, 2005, management has made subjective assessments as to the underlying security value on the Note Receivable Investments. These assessments indicate an excess of market value over the carrying value and based on these assessments we believe there is no impairment to their carrying value.

We also own a 60% interest in a 172,000 square foot office building located at 520 White Plains Road in Tarrytown, New York (the “520JV”), which we manage through a wholly owned subsidiary. As of March 31, 2005, the 520JV had total assets of approximately $20.1 million, a mortgage note payable of $11.2 million and other liabilities of $185,000. Our allocable share of the 520JV mortgage note payable on March 31, 2005 was approximately $7.1 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. The operating agreement of the 520JV requires approvals from members on certain decisions including sale of the property, refinancing of the property’s mortgage debt, and material renovations to the property. We have evaluated the impact of FIN 46R on our accounting for the 520JV and have concluded that the 520JV is not a VIE. We account for the 520JV under the equity method of accounting. In accordance with the equity method of accounting our proportionate share of the 520JV income was approximately $151,000 and $114,000 for the three month periods ended March 31, 2005 and 2004, respectively.

During July 1998, we formed Metropolitan Partners, LLC (“Metropolitan”) for the purpose of acquiring Class A office properties in New York City. Currently we own, through Metropolitan and the Operating Partnership, six New York City Class A office properties aggregating approximately 4.6 million square feet.

During September 2000, we formed a joint venture (the “Tri-State JV”) with Teachers Insurance and Annuity Association (“TIAA”) and contributed nine Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV, which was then distributed to us. Since the formation of the Tri-State JV, we acquired TIAA’s 49% interest in two of the properties held by the Tri-State JV and the Tri-State JV sold one of its properties to a third party. As a result of these transactions, the Tri-State JV owns six Class A suburban office properties aggregating approximately 943,000 square feet. We are responsible for managing the day-to-day operations and business affairs of the Tri-State JV and have substantial rights in making decisions affecting the properties such as leasing, marketing and financing. The minority member has certain rights primarily intended to protect its investment. For purposes of our financial statements we consolidate the Tri-State JV.

On December 21, 2001, we formed a joint venture (the “919JV”) with the New York State Teachers’ Retirement System (“NYSTRS”) whereby NYSTRS acquired a 49% indirect interest in the property located at 919 Third Avenue, New York, NY for $220.5 million which was comprised of $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of cash which was then distributed to us. We are responsible for managing the day-to-day operations and business affairs of the 919JV and have substantial rights in making decisions affecting the property such as developing a budget, leasing and marketing. The minority member has certain rights primarily intended to protect its investment. For purposes of our financial statements we consolidate the 919JV.

7.	Stockholders’ Equity

Basic net income per share on the Company’s common stock was calculated using the weighted average number of shares outstanding of 81,100,109 and 61,363,097 for the three months ended March 31, 2005 and 2004, respectively.

Back to Contents

The following table sets forth our reconciliation of numerators and denominators of the basic and diluted net income per weighted average common share and the computation of basic and diluted net income per weighted average share for the Company’s common stock (in thousands except for earnings per share data):

	Three Months Ended March 31,

	2005	2004

Numerator:
Income before discontinued operations and dividends to preferred stockholders	$17,051	$14,033
Discontinued operations (net of share applicable to limited partners and minority interests	305	6,191
Dividends to preferred shareholders	—	(4,260)

Numerator for basic and diluted earnings per common share	$17,356	$15,964

Denominator:
Denominator for basic earnings per share – weighted average common shares	81,100	61,363
Effect of dilutive securities:
Common stock equivalents	421	355

Denominator for diluted earnings per common share – adjusted weighted average shares and assumed conversions	81,521	61,718

Basic earnings per weighted average common share:
Income from continuing operations	$.21	$.16
Discontinued operations	—	.10

Net income per common share	$.21	$.26

Diluted earnings per weighted average common share:
Income from continuing operations	$.21	$.16
Discontinued operations	—	.10

Diluted net income per common share	$.21	$.26

In calculating diluted net income per weighted average common share the Company takes into consideration any security that may be potentially dilutive with respect to its common stock. For the three month periods ended March 31, 2005 and 2004 securities considered to be potentially dilutive include, to the extent outstanding, stock option grants, Series A preferred stock and Series B preferred stock. OP Units have a distribution rate equivalent to a share of common stock and are convertible into common stock on a one for one basis. As such, OP Units are not dilutive with respect to the common stock.

A Class A OP Unit and a share of common stock have similar economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership. As of March 31, 2005, the Operating Partnership had issued and outstanding 2,334,157 Class A OP Units and 465,845 Class C OP Units. The Class A OP Units and the Company’s common stock currently receive a quarterly distribution of $0.4246 per unit. The Class C OP Units were issued in August 2003 in connection with the contribution of real property to the Operating Partnership and currently receive a quarterly distribution of $0.4664 per unit. Subject to certain holding periods, OP Units may either be redeemed for cash or, at the election of the Company, exchanged for shares of common stock on a one-for-one basis.

The limited partners’ minority interest in the Operating Partnership (“Limited Partner Equity”), which is reflected on the accompanying balance sheets, is reported at an amount equal to the limited partners’ ownership percentage of the net equity of the Operating Partnership at the end of the reporting period. The Limited Partner Equity is adjusted at the end of the period to reflect the ownership percentages at that time. The Limited Partner Equity was approximately 4.1% and 5.4% at March 31, 2005 and 2004, respectively.

During the three month period ended March 31, 2005, 102,668 shares of the Company’s common stock was issued in connection with the exercise of outstanding options to purchase stock under its stock option plans resulting in proceeds to us of approximately $2.6 million. In addition, certain limited partners in the Operating Partnership exchanged 776,559 OP Units for an equal number of shares of the Company’s common stock.

The Board of Directors of the Company initially authorized the purchase of up to 5.0 million shares of the Company’s common stock. Transactions conducted on the New York Stock Exchange have been, and will continue to be, effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. Since the Board’s initial authorization, the Company has purchased 3,318,600 shares of its common stock for an aggregate purchase price of approximately $71.3 million. In June 2004, the Board of Directors re-set the Company’s common stock repurchase program back to 5.0 million shares. No purchases have been made since March, 2003.

Back to Contents

The Operating Partnership has issued and outstanding 1,200 preferred units of limited partnership interest with a liquidation preference value of $1,000 per unit and a stated distribution rate of 7.0%, which is subject to reduction based upon terms of their initial issuance (the “Preferred Units”). The terms of the Preferred Units provide for this reduction in distribution rate in order to address the effect of certain mortgages with above market interest rates which were assumed by the Operating Partnership in connection with properties contributed to the Operating Partnership in 1998.

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

During 2004, the Company took certain additional actions to enhance its corporate governance policies. These actions included opting out of the Maryland Business Combination Statute, de-staggering the Board of Directors to provide that each director is subject to election by shareholders on an annual basis and modifying the Company’s “five or fewer” limitation on the ownership of its common stock so that such limitation may only be used to protect the Company's REIT status and not for anti-takeover purposes.

The Company has also adopted a policy which requires that each independent director acquire and hold at least $100,000 of common stock of the Company excluding equity granted as Board compensation and a policy which requires that at least one independent director be rotated off the Board every three years.

In July 2002, as a result of certain provisions of the Sarbanes-Oxley Act of 2002, we discontinued the use of stock loans in our Long Term Incentive Programs (“LTIP”). In connection with LTIP grants made prior to the enactment of the Sarbanes-Oxley Act of 2002, we currently have stock loans outstanding to certain executive officers which were used to purchase 385,000 shares of our common stock. The stock loans were priced at the market prices of our common stock at the time of issuance, bear interest at the mid-term Applicable Federal Rate and are secured by the shares purchased. Such stock loans (including accrued interest) are scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon initial vesting periods ranging from seven to ten years. Such forgiveness is based on continued service and in part on the Company attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. As of March 31, 2005, there remains 191,428 shares of common stock subject to the original stock loans which are anticipated to vest between 2005 and 2011. Approximately $231,000 and $308,000 of compensation expense was recorded for the three month periods ended March 31, 2005 and 2004, respectively, related to these LTIP. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

The outstanding stock loan balances due from executive officers aggregated approximately $4.0 million and $4.7 million at March 31, 2005 and December 31, 2004, respectively, and have been included as a reduction of additional paid in capital on the accompanying consolidated balance sheets. Other outstanding loans to executive and senior officers at March 31, 2005 and December 31, 2004 amounted to approximately $2.1 million and $2.7 million, respectively, and are included in investments in affiliate loans and joint ventures on the accompanying consolidated balance sheets and are primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

In November 2002 and March 2003, an award of rights was granted to certain executive officers of the Company (the “2002 Rights” and “2003 Rights”, respectively, and collectively, the “Rights”). Each Right represents the right to receive, upon vesting, one share of common stock if shares are then available for grant under one of the Company’s stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights will vest in four equal annual installments which began on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights will be earned as of March 13, 2005 and will vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the 2002 Rights. The 2002 Rights aggregate 62,835 shares of the Company’s common stock and the 2003 Rights aggregate 26,040 shares of common stock. As of March 31, 2005, there remains 31,417 shares of common stock reserved related to the 2002 Rights and 17,360 shares of common stock reserved related to the 2003 Rights. Approximately $104,000 and $101,000 of compensation expense was recorded for the three month periods ended March 31, 2005 and 2004, respectively, related to the Rights. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

Back to Contents

In March 2003, the Company established a new LTIP for its executive and senior officers (the “2003 LTIP”). The four-year plan has a core award, which provides for annual stock based compensation based upon continued service and in part based on the Company attaining certain annual performance measures. The plan also has a special outperformance component in the form of a bonus pool equal to 10% of the total return in excess of a 9% cumulative and compounded annual total return on the Company’s common equity for the period through the four-year anniversary after the date of grant (the “Special Outperformance Pool”). The aggregate amount payable to such officers from the Special Outperformance Pool is capped at an amount calculated based upon a total cumulative and compounded annual return on the common equity of 15%. An officer’s special outperformance award represents an allocation of the Special Outperformance Pool and will become vested on the fourth anniversary of the date of grant, provided that the officer remains in continuous employment with the Company or any of its affiliates until such date, and the Company has achieved on a cumulative and compounded basis, during the four fiscal years completed on the applicable anniversary date, a total return to holders of the common equity that (i) is at or above the 60th percentile of the total return to stockholders achieved by members of the peer group during the same period and (ii) equals at least 9% per annum. Special outperformance awards will be paid in cash; however, the Compensation Committee, in its sole discretion, may elect to pay such an award in shares of common stock, valued at the date of vesting, if shares are available at such time under any of the Company’s existing stock option plans. The LTIP provides that no dividends or dividend equivalent payments will accrue with respect to the special outperformance awards. On March 13, 2003, the Company made available 827,776 shares of its common stock under its existing stock option plans in connection with the core award of the 2003 LTIP for certain of its executive and senior officers. During May 2003, the special outperformance awards of the 2003 LTIP were amended to increase the per share base price above which the four year cumulative return is measured from $18.00 to $22.40.

The Board of Directors approved an amendment to the 2003 LTIP to revise the peer group used to measure relative performance. The amendment eliminated the mixed office and industrial companies and added certain other “pure office” companies in order to revise the peer group to office sector companies. The Board has also approved the revision of the performance measurement dates for future vesting under the core component of the 2003 LTIP from the anniversary of the date of grant to December 31 of each year. This was done in order to have the performance measurement coincide with the performance period that the Company believes many investors use to judge the performance of the Company.

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

Each executive and senior officer participating in the 2003 LTIP was offered the option to retain all or a portion of their core awards or to rescind them in exchange for new awards of LTIP Units. On December 27, 2004, certain executive and senior officers accepted such offer and thereby amended their Amended and Restated Long-Term Incentive Award Agreement to cancel, in the aggregate, 362,500 shares of restricted stock of the Company representing all or a portion of their unvested core award, and received an equal number of LTIP Units.

The revised awards under the 2003 LTIP were designed to provide the potential for executives to retain a greater equity interest in the Company by eliminating the need for executives to sell a portion of the core awards immediately upon vesting in order to satisfy personal income taxes which are due upon vesting under the original core awards.

On March 13, 2005 and March 13, 2004 with respect to the 2003 LTIP, the Company met its annual performance measure with respect to the 2004 and 2003 annual measurement periods, respectively. As a result, it has issued to the participants of the 2003 LTIP 102,779 shares of its common stock and 206,944 shares of its common stock, respectively, related to the core component of the 2003 LTIP.

The terms of each award of LTIP Units are substantially similar to those of the core awards under the 2003 LTIP. The vesting, performance hurdles and timing for vesting remain unchanged. However, an LTIP Unit represents an equity interest in the Operating Partnership, rather than the Company. At issuance, the LTIP Unit has no value but may over time accrete to a value equal to (but never greater than) the value of one share of common stock of the Company (a “REIT Share”). Initially, LTIP Units will not have full parity with OP Units with respect to liquidating distributions. Upon the occurrence of certain “triggering events,” the Operating Partnership will revalue its assets for the purpose of the capital accounts of its partners and any increase in valuation of the Operating Partnership’s assets from the date of the issuance of the LTIP Units through the “triggering event” will be allocated to the capital accounts of holders of LTIP Units until their capital accounts are equivalent to the capital accounts of holders of OP Units. If such equivalence is reached, LTIP Units would achieve full parity with OP Units for all purposes, and therefore accrete to an economic value equivalent to REIT Shares on a one-for-one basis. After two years from the date of grant, if such parity is reached, vested LTIP Units may be redeemed for cash in an amount equal to the then fair market value of an equal number of REIT Shares or converted into an equal number of OP Units, as determined by the Company’s Compensation Committee. However, there are circumstances under which such economic equivalence would not be reached. Until and unless such economic equivalence is reached, the value that the officers will realize for vested LTIP Units will be less than the value of an equal number of REIT Shares. In addition, unlike core awards under the 2003 LTIP (wherein dividends that accumulate are paid upon vesting), LTIP Units will receive the same quarterly distributions as OP Units on a current basis, thus providing full dividend equivalence with REIT Shares. At the scheduled March 2005 vesting date, the specified performance hurdles were met, and officers that received LTIP Units received a one-time cash payment that represented payment of the full vested amount of the accrued unpaid dividends under the core award of the 2003 LTIP through December 27, 2004, the issuance date of the LTIP Units. In addition, the officers, in the aggregate, vested in 104,167 LTIP Units. In order to more closely replicate the terms of the core awards being rescinded, the Company also entered into agreements with three executive officers, which provide that in the event of a change of control the executive shall receive the equivalent value of one REIT Share for each LTIP Unit.

Back to Contents

In March 2005, following the recommendation of the Compensation Committee of the Board of Directors, eight senior and executive officers of the Company were awarded, in the aggregate, 272,100 LTIP Units to continue to incentivize them for the long-term (the “2005 LTIP Unit Grants”). Each such LTIP Unit awarded is deemed equivalent to an award of one share of common stock reserved under one of the Company’s stock option plans, reducing availability for other equity awards on a one-for-one basis. The terms of the 2005 LTIP Unit Grants are generally consistent with the terms of the 2003 LTIP, including with respect to the impact upon vesting in the event of a change in control.

As of March 31, 2005 and as a result of the foregoing, there remains 155,553 shares of common stock reserved for future issuance under the core award of the 2003 LTIP and 530,433 shares of common stock reserved for issuance of LTIP Units. With respect to the core award of the 2003 LTIP, the Company recorded approximately $305,000 and $699,000 of compensation expense for the three month periods ended March 31, 2005 and 2004, respectively. In addition, with respect to the LTIP Units and the 2005 LTIP Unit Grants the Company recorded compensation expense of approximately $466,000 for the three month period ended March 31, 2005. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income. No provisions have been made with respect to the Special Outperformance Pool of the 2003 LTIP due to the uncertainty of the outcome of achieving the requisite performance measures.

8.	Supplemental Disclosures of Cash Flows Information (in thousands)
	Three Months Ended March 31,

	2005	2004

Cash paid during the period for interest	$33,976	$31,501

Interest capitalized during the period	$2,157	$2,072

9.	Segment Disclosure

We own all of the interests in our real estate properties directly or indirectly through the Operating Partnership. Our portfolio consists of Class A office properties located within the New York City metropolitan area and Class A suburban office and industrial / R&D properties located and operated within the Tri-State Area (the “Core Portfolio”). Our portfolio also includes one office property located in Orlando, Florida. We have formed an Operating Committee that reports directly to the President and Chief Financial Officer who have been identified as the Chief Operating Decision Makers due to their final authority over resource allocation, decisions and performance assessment.

We do not consider (i) interest incurred on our Credit Facility and Senior Unsecured Notes, (ii) the operating performance of the office property located in Orlando, Florida, (iii) the operating performance of those properties reflected as discontinued operations on our consolidated statements of income and (iv) the operating results of the Service Companies as part of our Core Portfolio’s property operating performance for purposes of our component disclosure set forth below.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. In addition, historical amounts have been adjusted to give effect to our discontinued operations in accordance with Statement No. 144.

Back to Contents

The following table sets forth the components of our revenues and expenses and other related disclosures (in thousands):

	Three months ended

	March 31, 2005			March 31, 2004

	Core Portfolio	Other	Consolidated Totals	Core Portfolio	Other	Consolidated Totals

Property Operating Revenues:
Base rents, tenant escalations and reimbursements	$134,299	$1,585	$135,884	$125,395	$1,991	$127,386

Expenses:
Property operating expenses	54,422	666	55,088	49,971	768	50,739
Marketing, general and administrative	4,297	3,908	8,205	4,183	2,863	7,046
Depreciation and amortization	28,671	1,057	29,728	26,826	903	27,729

Total Operating Expenses	87,390	5,631	93,021	80,980	4,534	85,514

Operating Income	46,909	(4,046)	42,863	44,415	(2,543)	41,872

Non-Operating Income and Expenses
Interest, investment and other income	902	2,292	3,194	1,424	4,238	5,662
Interest:
Expense incurred	(11,102)	(12,466)	(23,568)	(15,630)	(10,031)	(25,661)
Amortization of deferred financing	(287)	(751)	(1,038)	(200)	(727)	(927)

Total Non-Operating Income and Expenses	(10,487)	(10,925)	(21,412)	(14,406)	(6,520)	(20,926)

Income (loss) before minority interests, preferred dividends and distributions, equity in earnings of a real estate joint venture and discontinued operations	$36,422	$(14,971)	$21,451	$30,009	$(9,063)	$20,946

Total Assets	$3,004,509	$268,236	$3,272,745	$2,806,966	$330,188	$3,137,154

10.	Non-Cash Investing and Financing Activities

During the three months ended March 31, 2005, certain limited partners exchanged 776,599 OP Units for an equal number of shares of the Company’s common stock which were priced at a weighted-average price of $31.98 per share.

11.	Related Party Transactions

In connection with our IPO, we were granted ten-year options to acquire ten properties (the “Option Properties”) which were either owned by certain Rechler family members who were also executive officers of the Company, or in which the Rechler family members owned a non-controlling minority interest, at prices based upon an agreed upon formula. In years prior to 2001, one Option Property was sold by the Rechler family members to a third party and four of the Option Properties were acquired by us for an aggregate purchase price of approximately $35 million, which included the issuance of approximately 475,000 Class A OP Units valued at approximately $8.8 million. During November, 2003, in connection with the sale of all but three of our 95 property, 5.9 million square foot, Long Island industrial building portfolio to members of the Rechler family, four of the five remaining options (the “Remaining Option Properties”) were terminated a long with management contracts relating to three of the properties.

As part of the Company’s REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Code. These services are currently provided by the Service Companies. During the three months ended March 31, 2005, Reckson Construction & Development LLC (“RCD”) billed approximately $9,000 of market rate services and Reckson Management Group, Inc. (“RMG”) billed approximately $71,000 of market rate management fees to the Remaining Option Properties.

RMG leases approximately 26,000 square feet of office space at a Remaining Option Property located at 225 Broadhollow Road, Melville, New York for its corporate offices at an annual base rent of approximately $787,000. RMG also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $79,000. In addition, commencing April 1, 2004, RCD has been leasing approximately 17,000 square feet of space at a Remaining Option Property, located at 225 Broadhollow Road, Melville, New York, which is scheduled to terminate on September 30, 2006. Base rent of approximately $122,000 was paid by RCD during the three month period ended March 31, 2005. Commencing in April 2005, RCD sub-let the entire 17,000 square feet to a third party for approximately $35,000 per month through RCD’s September 2006 lease termination date.

Back to Contents

On March 28, 2005, an entity (“REP”) owned by members of the Rechler family (excluding Scott Rechler, but including his father, Roger and brother, Greg) exercised a Right of First Refusal (which was granted in connection with the 2003 sale of the industrial portfolio by us) to acquire a vacant parcel of land for a purchase price of $2 million. We have agreed to provide REP with the option to defer the closing on the purchase until September 2006, for a non-refundable deposit of $400,000 and a fee of $10,666 per month for each month that the closing is deferred. In connection therewith, REP agreed to settle a dispute concerning an easement on a separate parcel of land owned by us adjacent to one of the properties transferred to REP in the 2003 industrial transaction.

A company affiliated with an independent director of the Company leases 15,566 square feet in a property owned by us at an annual base rent of approximately $445,000.

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. (“FrontLine”) and Reckson Strategic Venture Partners, LLC (“RSVP”). RSVP is a real estate venture capital fund which invested primarily in real estate and real estate operating companies outside the Company’s core office and industrial / R&D focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the “FrontLine Facility”) in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $110 million relating to RSVP (the “RSVP Commitment”), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the “RSVP Facility”) having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the “FrontLine Loans”). At March 31, 2005, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of March 31, 2005, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million.

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

In August 2004, American Campus Communities, Inc. (“ACC”), a student housing company owned by RSVP and the joint venture between RSVP and a subsidiary of the Operating Partnership completed an initial public offering (the “ACC IPO”) of its common stock. RSVP and the joint venture between RSVP and a subsidiary of the Operating Partnership sold its entire ownership position in ACC as part of the ACC IPO. Proceeds from the ACC IPO were used in part to pay accrued interest on the RSVP Secured Loan and reduce the principal balance down to $30 million. The Company through its ownership position in the joint venture and outstanding advances made under the RSVP facility anticipates realizing approximately $30 million in the aggregate from the ACC sale. To date, the Company has received approximately $10.6 million of such proceeds. The remaining amount is expected to be received subsequent to the United States Bankruptcy Court’s approval of a plan of re-organization of FrontLine. At March 31, 2005, RSVP had approximately $22.0 million of cash and cash equivalents net of contractual reserves. There can be no assurances as to the final outcome of such Plan of re-organization.

Back to Contents

As a result of the foregoing, the net carrying value of the Company’s investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company’s share of previously accrued GAAP equity in earnings on those investments, is approximately $55.2 million which was reassessed with no change by management as of March 31, 2005. Such amount has been reflected in investments in affiliate loans and joint ventures on the Company’s consolidated balance sheet.

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

12.	Commitments and Contingencies

The Company has entered into amended and restated employment and noncompetition agreements with three executive officers. The agreements are for five years and expire on August 15, 2005. The Company has also entered into an employment agreement with one additional officer prior to his appointment as an executive officer. This agreement expires in December 2006.

We had undrawn letters of credit outstanding against our Credit Facility of approximately $1.2 million at March 31, 2005.

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

On April 4, 2005 the Company and the other parties to the shareholder derivative actions filed against the Company in connection with its disposition of its industrial portfolio have agreed to settle such actions pursuant to the Stipulation of Settlement, dated as of March 14, 2005 and executed subsequent thereto. The proposed settlement includes various changes to the Company’s corporate governance policies to provide for an Affiliate Transaction Committee and to require that the Company’s Board of Directors be comprised of at least two-thirds independent directors (as defined in the Company’s Corporate Governance Guidelines), as well as certain other concessions. The proposed settlement is subject to court approval.

13.	Subsequent Events

On May 4, 2005 we contracted to acquire a 1.4 million square foot, 50-story, Class A, office tower located at One Court Square, Long Island City, a sub-market of New York City for approximately $470.0 million, inclusive of anticipated transfer taxes and transactional costs. In connection with the contract execution we delivered a $45.5 million irrevocable letter of credit issued under our Credit Facility as a deposit. One Court Square will be 100% leased to the seller, Citibank N.A., under a 15-year net lease. The lease contains partial cancellation options effective during years six and seven for up to 20% of the leased space and in years nine and ten for up to an additional 20% of the leased space, subject to notice and penalty. We anticipate closing on the acquisition of One Court Square during May 2005.

We have arranged for a $470.0 million unsecured bridge facility (the “Bridge Facility”) from a financial institution. The Bridge Facility will be for an initial term of six months and we have an option for a six-month extension upon paying a one-time fee of 7.5 basis points on the amount then outstanding under the Bridge Facility. The Bridge Facility will have terms including interest rates and financial covenants substantially similar to our existing Credit Facility. There can be no assurances that we will close such financing or under the terms as anticipated.

During April and May 2005, we entered into several anticipatory interest rate hedge instruments, aggregating $300.0 million, to protect ourselves against potentially rising interest rates.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements of Reckson Associates Realty Corp. (the "Company") and related notes thereto.

The Company considers certain statements set forth herein to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Company’s expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the timing and success of acquisitions and the completion of development or redevelopment of properties, the financing of the Company’s operations, the ability to lease vacant space and the ability to renew or relet space under expiring leases, involve risks and uncertainties. Many of the forward-looking statements can be identified by the use of words such as “believes”, “may”, “expects”, “anticipates”, “intends” or similar expressions. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Company can give no assurance that its expectation will be achieved. Among those risks, trends and uncertainties are: the general economic climate, including the conditions affecting industries in which our principal tenants compete; changes in the supply of and demand for office in the New York Tri-State area; changes in interest rate levels; changes in the Company’s credit ratings; changes in the Company’s cost and access to capital; downturns in rental rate levels in our markets and our ability to lease or re-lease space in a timely manner at current or anticipated rental rate levels; the availability of financing to us or our tenants; financial condition of our tenants; changes in operating costs, including utility, security, real estate tax and insurance costs; repayment of debt owed to the Company by third parties; risks associated with joint ventures; liability for uninsured losses or environmental matters; and other risks associated with the development and acquisition of properties, including risks that development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. Consequently, such forward-looking statements should be regarded solely as reflections of the Company’s current operating and development plans and estimates. These plans and estimates are subject to revisions from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

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

We make estimates of the collectibility of our accounts receivables related to base rents, tenant escalations and reimbursements and other revenue or income. We specifically analyze tenant receivables and historical bad debts, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of our allowance for doubtful accounts. In addition, when tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition administrative and damage claims. In some cases, the ultimate resolution of those claims can exceed a year. These estimates have a direct impact on our net income because a higher bad debt reserve results in less net income.

We incurred approximately $415,000 and $657,000 of bad debt expense, net of discontinued operations, for the three month periods ended March 31, 2005 and 2004, respectively, related to tenant receivables which accordingly reduced our total revenues and reported net income during the period.

We record interest income on our investments in notes receivable on the accrual basis of accounting. We do not accrue interest on impaired loans where, in the judgment of management, collection of interest according to the contractual terms is considered doubtful. Among the factors we consider in making an evaluation of the collectibility of interest are: (i) the status of the loan, (ii) the value of the underlying collateral, (iii) the financial condition of the borrower and (iv) anticipated future events.

Back to Contents

Reckson Construction & Development LLC (the successor to Reckson Construction Group, Inc.) and Reckson Construction Group New York, Inc. use the percentage-of-completion method for recording amounts earned on their contracts. This method records amounts earned as revenue in the proportion that actual costs incurred to date bear to the estimate of total costs at contract completion.

Gain on sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer’s financial commitment being sufficient to provide economic substance to the sale and us having no substantial continuing involvement with the buyer.

We follow the guidance provided for under the Financing Accounting Standards Board (“FASB”) Statement No. 66 “Accounting for Sales of Real Estate” (“Statement No. 66”), whichprovides guidance on sales contracts that are accompanied by agreements which require the seller to develop the property in the future. Under Statement No. 66, profit is recognized and allocated to the sale of the land and the later development or construction work on the basis of estimated costs of each activity; the same rate of profit is attributed to each activity. As a result, profits are recognized and reflected over the improvement period on the basis of costs incurred (including land) as a percentage of total costs estimated to be incurred. We use the percentage of completion method, as future costs of development and profit are reliably estimated.

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

We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on our net income. Should we lengthen the expected useful life of a particular asset, it would be depreciated over more years, and result in less depreciation expense and higher annual net income.

On July 1, 2001 and January 1, 2002, we adopted FASB Statement No.141, “Business Combinations” and FASB Statement No. 142, “Goodwill and Other Intangibles”, respectively. As part of the acquisition of real estate assets, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and building improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, and value of tenant relationships, based in each case on their fair values.

We allocate a portion of the purchase price to tangible assets including the fair value of the building and building improvements on an as-if-vacant basis and to land determined either by real estate tax assessments, independent appraisals or other relevant data. Additionally, we assess fair value of identified intangible assets and liabilities based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.

Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. If we incorrectly estimate the values at acquisition or the undiscounted cash flows, initial allocation of purchase price and future impairment charges may be different.

Long Lived Assets

We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties and other investments. An investment’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the investment are less than the carrying value of the investment. Such assessments consider factors such as cash flows, expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred it will be measured as the excess of the carrying amount of the property over the fair value of the property. These assessments have a direct impact on our net income, because recognizing an impairment results in an immediate negative adjustment to net income. In determining impairment, if any, we have followed FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”. Statement No. 144 did not have an impact on net income allocable to common shareholders. Statement No. 144 only impacts the presentation of the results of operations and gain on sales of real estate assets for those properties sold during the period within the consolidated statements of income.

Back to Contents

Stock-Based Compensation

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure” (“Statement No. 148”). Statement No. 148 amends Statement No. 123 to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. Statement No. 148 also amends the disclosure provisions of Statement 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements.

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

Statement No. 123R must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement No. 123R on January 1, 2006.

Effective January 1, 2002, we elected to follow Statement No. 123 and use the Black-Scholes option pricing model to estimate the value of stock options granted to employees and expect to continue to use this acceptable option valuation model upon the required adoption of Statement No. 123R on January 1, 2006. Because Statement No. 123R must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because we adopted Statement No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under Statement No. 123 would be recognized under Statement No. 123R. However, on January 1, 2006, the date we expect to adopt Statement No. 123R, all of the unexercised options outstanding at March 31, 2005, under our stock option plans will be fully vested. As a result, no additional expense will be recognized. In addition, had we adopted Statement No. 123R in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which explains how to identify variable interest entities (“VIEs”) and how to assess whether to consolidate such entities. VIEs are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs which we are involved with must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. The initial determination of whether an entity qualifies as a VIE shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date of a triggering event, as defined. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. In December 2003 the FASB issued FIN 46R, deferring the effective date until the period ending March 31, 2004 for interests held by public companies in VIEs created before February 1, 2003, which were non-special purpose entities. We adopted FIN 46R during the period ended March 31, 2004 and have determined that our consolidated and unconsolidated subsidiaries do not represent VIEs pursuant to such interpretation. We will continue to monitor any changes in circumstances relating to certain of its consolidated and unconsolidated joint ventures which could result in a change in our consolidation policy.

Overview and Background

The Reckson Group, the predecessor to the Company, was engaged in the ownership, management, operation, leasing and development of commercial real estate properties, principally office and industrial / R&D buildings, and also owned undeveloped land located primarily on Long Island, New York. In June 1995, the Company completed an initial public offering (the "IPO"), succeeded to the Reckson Group’s real estate business and commenced operations.

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

In connection with our IPO, we were granted ten-year options to acquire ten properties (the “Option Properties”) which were either owned by certain Rechler family members who were also executive officers of the Company, or in which the Rechler family members owned a non-controlling minority interest, at prices based upon an agreed upon formula. In years prior to 2001, one Option Property was sold by the Rechler family members to a third party and four of the Option Properties were acquired by us for an aggregate purchase price of approximately $35 million, which included the issuance of approximately 475,000 common units of limited partnership interest in the Operating Partnership (“OP Units”) valued at approximately $8.8 million. During November, 2003, in connection with the sale of our Long Island industrial building portfolio to members of the Rechler family, four of the five remaining options (the “Remaining Option Properties”) were terminated, along with management contracts relating to three of the properties.

Back to Contents

As part of the Company’s REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Internal Revenue Code of 1986, as amended (the “Code”). These services are currently provided by Reckson Management Group, Inc. (“RMG”), RANY Management Group, Inc., Reckson Construction and Development LLC (“RCD”) and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”). During the three months ended March 31, 2005, RCD billed approximately $9,000 of market rate services and RMG billed approximately $71,000 of market rate management fees to the Remaining Option Properties.

RMG leases approximately 26,000 square feet of office space at a Remaining Option Property located at 225 Broadhollow Road, Melville, New York for its corporate offices at an annual base rent of approximately $787,000. RMG also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $79,000. In addition, commencing April 1, 2004, RCD has been leasing approximately 17,000 square feet of space at a Remaining Option Property, located at 225 Broadhollow Road, Melville, New York, which is scheduled to terminate on September 30, 2006. Base rent of approximately $122,000 was paid by RCD during the three month period ended March 31, 2005. Commencing in April 2005, RCD sub-let the entire 17,000 square feet to a third party for approximately $35,000 per month through RCD’s September 2006 lease termination date.

On March 28, 2005, an entity (“REP”) owned by members of the Rechler family (excluding Scott Rechler, but including his father, Roger and brother, Greg) exercised a Right of First Refusal (which was granted in connection with the 2003 sale of the industrial portfolio by us) to acquire a vacant parcel of land for a purchase price of $2 million. We have agreed to provide REP with the option to defer the closing on the purchase until September 2006, for a non-refundable deposit of $400,000 and a fee of $10,666 per month for each month that the closing is deferred. In connection therewith, REP agreed to settle a dispute concerning an easement on a separate parcel of land owned by us adjacent to one of the properties transferred to REP in the 2003 industrial transaction.

A company affiliated with an independent director of the Company leases 15,566 square feet in a property owned by us at an annual base rent of approximately $445,000.

During July 1998, we formed Metropolitan Partners, LLC (“Metropolitan”) for the purpose of acquiring Class A office properties in New York City. Currently we own, through Metropolitan and the Operating Partnership, six New York City Class A office properties aggregating approximately 4.6 million square feet.

During September 2000, we formed a joint venture (the “Tri-State JV”) with Teachers Insurance and Annuity Association (“TIAA”) and contributed nine Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV which was then distributed to us. Since the formation of the Tri-State JV, we acquired TIAA’s 49% interest in two of the properties held by the Tri-State JV and the Tri-State JV sold one of its properties to a third party. As a result of these transactions, the Tri-State JV owns six Class A suburban office properties aggregating approximately 943,000 square feet. We are responsible for managing the day-to-day operations and business affairs of the Tri-State JV and have substantial rights in making decisions affecting the properties such as leasing, marketing and financing. The minority member has certain rights primarily intended to protect its investment. For purposes of our financial statements we consolidate the Tri-State JV.

On December 21, 2001, we formed a joint venture (the “919JV”) with the New York State Teachers’ Retirement Systems (“NYSTRS”) whereby NYSTRS acquired a 49% indirect interest in the property located at 919 Third Avenue, New York, NY for $220.5 million which was comprised of $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of cash which was then distributed to us. We are responsible for managing the day-to-day operations and business affairs of the 919JV and have substantial rights in making decisions affecting the property such as developing a budget, leasing and marketing. The minority member has certain rights primarily intended to protect its investment. For purposes of our financial statements we consolidate the 919JV.

As of March 31, 2005 we owned and operated 81 office properties (inclusive of eight office properties owned through joint ventures), encompassing approximately 15.4 million rentable square feet and eight industrial / R&D properties encompassing approximately 863,000 rentable square feet.

Back to Contents

At March 31, 2005, we also owned approximately 344 acres of land in 13 separate parcels of which we can, based on current estimates, develop approximately 3.1 million square feet of office space (the “Development Parcels”). During July 2004 we commenced the ground-up development on one of the Development Parcels of a 277,000 square foot Class A office building with a total anticipated investment of approximately $61.3 million. There can be no assurances that the actual cost of this development will not exceed the anticipated amount. This development is located within our existing 404,000 square foot executive office park in Melville, New York. One of the Development Parcels, comprising 39.5 acres located in Valhalla, New York, was previously under contract for sale and contingent upon obtaining zoning for residential use of the land and other customary due diligence and approvals. Subsequent to March 31, 2005, the purchaser terminated the contract. Three of the Development Parcels, aggregating approximately 31.8 acres are classified as held for sale on our balance sheets and are expected to close between 2005 and 2006 for aggregate consideration of approximately $28.0 million. The aggregate cost basis of these three Development Parcels was approximately $25.7 million at March 31, 2005. We are currently evaluating alternative land uses for certain of the remaining Development Parcels to realize their highest economic value. These alternatives may include rezoning certain Development Parcels from commercial to residential for potential disposition. As of March 31, 2005, we had invested approximately $120.3 million in the remainder of the Development Parcels. Management has made subjective assessments as to the value and recoverability of our investments in the Development Parcels based on current and proposed development plans, market comparable land values and alternative use values.

We also own a 354,000 square foot office building located in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with our initial New York City portfolio acquisition.

We hold a $17.0 million note receivable, which bears interest at 12% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, New York (the “Omni Note”). We currently own a 60% majority partnership interest in Omni Partners, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property.

On March 16, 2005 a wholly owned subsidiary of the Operating Partnership advanced under separate mezzanine loan agreements, each of which bear interest at 9% per annum, (i) approximately $8.0 million which matures in April 2010 and is secured, in part, by indirect ownership interests in ten suburban office properties located in adjacent office parks in Long Island, New York and (ii) approximately $20.4 million which matures in April 2012 and is secured, in part, by indirect ownership interests in twenty-two suburban office properties located in adjacent office parks in Long Island, New York. Each mezzanine loan is additionally secured by other guaranties, pledges and assurances and neither is pre-payable without penalty after 18 months from the initial funding. We made these investments through a borrowing under our Credit Facility.

At March 31, 2005, we had invested approximately $90.0 million in mezzanine loans and preferred equity investments. In general these investments are secured by a pledge of either a direct or indirect ownership interest in the underlying real estate or leasehold, other guaranties, pledges and assurances.

The following table sets forth the terms of these investments at March 31, 2005 (in thousands):

Description	Amount	Interest Rate		Funding	Maturity

Mezzanine loan	$27,592	13.91	%(a)	September, 2003	September, 2005 (b)
Preferred equity	34,000	9.00%		December, 2004	December, 2005 (c)
Mezzanine loan	8,031	9.00%		March, 2005	April, 2010 (d)
Mezzanine loan	20,356	9.00%		March, 2005	April, 2012 (d)

	$89,979

(a)	Weighted average interest rate which is based on a spread over LIBOR, with a LIBOR floor of 1.63% per annum.
(b)	The borrower has rights to extend the term for three additional one-year periods and, under certain circumstances, prepay amounts outstanding.
(c)	Or the earlier of refinancing. In addition, this preferred equity investment was made to an entity that is controlled by a preferred unit holder in the Operating Partnership.
(d)	Prepayable without penalty after 18 months from initial funding.

As of March 31, 2005, we also held two other notes receivable, which aggregated approximately $2.4 million and carried a weighted average interest rate of 11.36% per annum (the “Other Notes”) and collectively with the Omni Note, our mezzanine loans and preferred equity investments (the “Note Receivable Investments”). These notes are secured in part by a minority partner’s preferred unit interest in the Operating Partnership, an interest in real property and a personal guarantee. Approximately $1.4 million of the Other Notes matures on December 1, 2005 and the remaining $1.0 million on January 31, 2010.

As of March 31, 2005, management has made subjective assessments as to the underlying security value on the Note Receivable Investments. These assessments indicate an excess of market value over the carrying value and based on these assessments we believe there is no impairment to their carrying value.

We also own a 60% interest in a 172,000 square foot office building located at 520 White Plains Road in Tarrytown, New York (the “520JV”), which we manage through a wholly owned subsidiary. As of March 31, 2005, the 520JV had total assets of approximately $20.1 million, a mortgage note payable of $11.2 million and other liabilities of $185,000. Our allocable share of the 520JV mortgage note payable on March 31, 2005 was approximately $7.1 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. The operating agreement of the 520JV requires approvals from members on certain decisions including sale of the property, refinancing of the property’s mortgage debt, and material renovations to the property. We have evaluated the impact of FIN 46R on our accounting for the 520JV and have concluded that the 520JV is not a VIE. We account for the 520JV under the equity method of accounting. In accordance with the equity method of accounting our proportionate share of the 520JV income was approximately $151,000 and $114,000 for the three month periods ended March 31, 2005 and 2004, respectively.

Back to Contents

On May 4, 2005 we contracted to acquire a 1.4 million square foot, 50-story, Class A, office tower located at One Court Square, Long Island City, a sub-market of New York City for approximately $470.0 million, inclusive of anticipated transfer taxes and transactional costs. In connection with the contract execution we delivered a $45.5 million irrevocable letter of credit issued under our Credit Facility as a deposit. One Court Square will be 100% leased to the seller, Citibank N.A., under a 15-year net lease. The lease contains partial cancellation options effective during years six and seven for up to 20% of the leased space and in years nine and ten for up to an additional 20% of the leased space, subject to notice and penalty. We anticipate closing on the acquisition of One Court Square during May 2005.

We have arranged for a $470.0 million unsecured bridge facility (the “Bridge Facility”) from a financial institution. The Bridge Facility will be for an initial term of six months and we have an option for a six-month extension upon paying a one-time fee of 7.5 basis points on the amount then outstanding under the Bridge Facility. The Bridge Facility will have terms including interest rates and financial covenants substantially similar to our existing Credit Facility. There can be no assurances that we will close such financing or under the terms as anticipated.

Our market capitalization at March 31, 2005 was approximately $4.1 billion. Our market capitalization is based on the sum of (i) the market value of the Company’s common stock and OP Units (assuming conversion) of $30.70 per share / unit (based on the closing price of the Company’s common stock on March 31, 2005), (ii) the liquidation preference value of the Operating Partnership’s preferred units of $1,000 per unit and (iii) approximately $1.5 billion (including our share of consolidated and unconsolidated joint venture debt and net of minority partners’ interests share of consolidated joint venture debt) of debt outstanding at March 31, 2005. As a result, our total debt to total market capitalization ratio at March 31, 2005 equaled approximately 37.1%.

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. (“FrontLine”) and Reckson Strategic Venture Partners, LLC (“RSVP”). RSVP is a real estate venture capital fund which invested primarily in real estate and real estate operating companies outside the Company’s core office and industrial / R&D focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the “FrontLine Facility”) in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $110 million relating to RSVP (the “RSVP Commitment”), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the “RSVP Facility”) having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the “FrontLine Loans”). At March 31, 2005, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of March 31, 2005, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million.

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

In August 2004, American Campus Communities, Inc. (“ACC”), a student housing company owned by RSVP and the joint venture between RSVP and a subsidiary of the Operating Partnership completed an initial public offering (the “ACC IPO”) of its common stock. RSVP and the joint venture between RSVP and a subsidiary of the Operating Partnership sold its entire ownership position in ACC as part of the ACC IPO. Proceeds from the ACC IPO were used in part to pay accrued interest on the RSVP Secured Loan and reduce the principal balance down to $30 million. The Company through its ownership position in the joint venture and outstanding advances made under the RSVP facility anticipates realizing approximately $30 million in the aggregate from the ACC sale. To date, the Company has received approximately $10.6 million of such proceeds. The remaining amount is expected to be received subsequent to the United States Bankruptcy Court’s approval of a plan of re-organization of FrontLine. At March 31, 2005, RSVP had approximately $22.0 million of cash and cash equivalents net of contractual reserves. There can be no assurances as to the final outcome of such Plan of re-organization.

Back to Contents

As a result of the foregoing, the net carrying value of the Company’s investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company’s share of previously accrued GAAP equity in earnings on those investments, is approximately $55.2 million which was reassessed with no change by management as of March 31, 2005. Such amount has been reflected in investments in affiliate loans and joint ventures on the Company’s consolidated balance sheet.

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

Back to Contents

Results of Operations

The following table is a comparison of the results of operations for the three month period ended march 31, 2005 to the three month period ended March 31, 2004 (dollars in thousands):

	Three months ended March 31,

			Change

	2005	2004	Dollars	Percent

Property Operating Revenues:
Base rents	$117,382	$109,408	$7,974	7.3%
Tenant escalations and reimbursements	18,502	17,978	524	2.9%

Total property operating revenues	$135,884	$127,386	$8,498	6.7%

Property Operating Expenses:
Operating expenses	$32,806	$30,389	$2,417	8.0%
Real estate taxes	22,282	20,350	1,932	9.5%

Total property operating expenses	$55,088	$50,739	$4,349	8.6%

Investment and Other Income	$3,194	$5,662	$(2,468)	(43.6%)

Other Expenses:
Interest expense incurred	$23,568	$25,661	$(2,093)	(8.2%)
Amortization of deferred financing costs	1,038	927	111	12.0%
Marketing, general and administrative	8,205	7,046	1,159	16.4%

Total other expenses	$32,811	$33,634	$(823)	(2.4%)

The Company’s property operating revenues, which include base rents and tenant escalations and reimbursements (“Property Operating Revenues”), increased by $8.5 million for the three months ended March 31,2005 as compared to the 2004 period. Property Operating Revenues increased by $5.5 million attributable to newly acquired properties during 2005 and $6.5 million in built-in-rent increases and straight line rental revenue increases in the Company’s same store properties. In addition, Property Operating Revenues increased by $1.5 million resulting in the recovery of bad debts previously written off. These increases were off-set by a $5.0 million decrease in termination fees.

The Company’s property operating expenses, real estate taxes and ground rents (“Property Expenses”) increased by $4.3 million for the three months ended March 31, 2005 as compared to the 2004 period. The increase is due to a $1.5 million increase in real estate taxes and operating expenses related to the company’s same store properties. Newly acquired properties in 2005 increased property expenses by $2.4 million. The increase in real estate taxes is attributable to the significant increases levied by certain municipalities, particularly in New York City and Westchester County, New York.

Investment and other income decreased by $2.5 million or 43.6% for the three months ended March 31, 2005 as compared to the 2004 period. This increase is primarily attributable to the gain recognized in the first quarter of 2004 related to a land sale and build-to-suit transaction of approximately $4.6 million with no corresponding gain in 2005. To a lesser extent, during the 2005 period we had increased costs related to investment opportunities that were not consummated in the amount of approximately $295,000 and decreases in property tax refunds of approximately $860,000. These aggregate decreases of $5.8 million were mitigated by an increase in interest income of approximately $1.3 million on certain of our note receivable investments which were funded subsequent to the 2004 period as well as from other interest income and an aggregate net increase of $1.9 million in income through our Service Companies.

Interest expense incurred decreased by $2.1 million or 8.2% for the three months ended March 31, 2005 as compared to the 2004 period. This decrease is attributable to decreases in interest expense of approximately $276,000 incurred under our same store mortgage portfolio and a decrease in interest expense of approximately $4.8 million incurred during the 2004 period from two mortgage notes payable which were subsequently satisfied. These aggregate decreases of $5.1 million were off-set by an increase in interest expense of $1.1 million attributable to a net increase of $150 million in the Operating Partnership’s senior unsecured notes and an increase of $2.1 million of interest expense incurred under our unsecured revolving credit facility (the “Credit Facility”). The increase in interest expense incurred under our unsecured credit facility is a result of an increase in the weighted average balance outstanding and to a lesser extent an increase in the weighted average interest rate from 3.5% to 3.9%. The weighted average balance outstanding under our unsecured credit facility was $320.1 million for the three months ended March 31, 2005 as compared to $119.7 million for the three months ended March 31, 2004.

Back to Contents

Marketing, general and administrative expenses increased by $1.2 million or 16.4% for the three months ended March 31, 2005 as compared to the 2004 period. This overall net increase is attributable to increased costs of maintaining offices and infrastructure in each of our five divisional markets, higher compensation costs including amortization expense related to restricted stock awards to non-executive officers, higher professional fees primarily due to maintaining compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Marketing, general and administrative costs represented 5.9% of total revenues from continuing operations (excluding gains on sales of depreciable real estate assets) in the 2005 period as compared to 5.3% in the 2004 period.

Discontinued operations net of minority interests decreased by approximately $5.9 million for the three months ended March 31, 2005 as compared to the 2004 period. This decrease is primarily attributable to the gain on sales related to those properties sold, including their income from discontinued operations of 468,000, during the 2004 period of approximately $5.7 million with no corresponding gain or income in the 2005 period. To a lesser extent, for those properties classified as held for sale at March 31, 2005, there was a decrease of $217,000 in income from discontinued operations from the 2004 period as compared to the 2005 period.

Liquidity and Capital Resources

Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and non-incremental capital expenditures, excluding incremental capital expenditures. We expect to meet our short-term liquidity requirements generally through our net cash provided by operating activities along with our Credit Facility described below. The Credit Facility contains several financial covenants with which we must be in compliance in order to borrow funds thereunder. During recent quarterly periods, we have incurred significant leasing costs as a result of increased market demands from tenants and high levels of leasing transactions that result from the re-tenanting of scheduled expirations or space vacated as a result of early terminations of leases. We are also expending costs on tenants that are renewing or extending their leases earlier than scheduled. We have recently experienced high tenanting costs including tenant improvement costs, leasing commissions and free rent in all of its markets. For the three month period ended March 31, 2005, we paid or accrued approximately $16.1 million for tenanting costs including tenant improvement costs and leasing commissions. As a result of these and / or other operating factors, our cash flow from operating activities was not sufficient to pay 100% of the dividends paid on our common equity. However, we are beginning to see a moderation in the cost of retenanting our properties, particularly in terms of free rent concessions and costs to renew existing tenants. To meet the short-term funding requirements relating to the higher leasing costs, we have used proceeds of property sales or borrowings under our Credit Facility. Based on our forecasted leasing, we anticipate that we will continue to incur shortfalls during 2005. We currently intend to fund any shortfalls with proceeds from non-income producing asset sales or borrowings under our Credit Facility. We periodically review our dividend policy to determine the appropriateness of our dividend rate relative to our cash flows. We adjust our distribution rate based on such factors as leasing activity, market conditions and forecasted increases and decreases in our cash flow as well as required distributions of taxable income to maintain REIT status. There can be no assurance that we will maintain the current quarterly distribution level on our common equity.

We expect to meet most of our financing requirements through long-term unsecured borrowings and the issuance of debt and equity securities of the Company. In certain situations, primarily in joint venture transactions, we use secured debt in connection with the acquisition of properties. During the year ended December 31, 2004, the Company issued approximately $436.2 million of common stock and the Operating Partnership issued $300 million of senior unsecured debt securities. There can be no assurance that there will be adequate demand for the Company’s equity at the time or at the price in which the Company desires to raise capital through the sale of additional equity. Similarly, there can be no assurance that the Operating Partnership will be able to access the unsecured debt markets at the time when the Operating Partnership desires to sell its unsecured notes. In addition, when valuations for commercial real estate properties are high, we will seek to sell certain land inventory to realize value and profit created. We will then seek opportunities to reinvest the capital realized from these dispositions back into value-added assets in our core Tri-State Area markets. However, there can be no assurances that we will be able to identify such opportunities that meet our underwriting criteria. Additionally, we are actively seeking joint venture relationships to access new sources of equity capital. We anticipate that we may sell assets or interests in assets to establish such joint ventures. We may realize cash proceeds from these sales. We would also seek to utilize these joint ventures to acquire assets where we would own a joint venture interest. There can be no assurances that we will be able to successfully execute this strategy. We will refinance existing mortgage indebtedness, senior unsecured notes or indebtedness under our Credit Facility at maturity or retire such debt through the issuance of additional unsecured debt securities or additional equity securities. We anticipate that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings, equity offerings and proceeds from sales of land and non-income producing assets, will be adequate to meet our capital and liquidity requirements in both the short and long-term. Our senior unsecured debt is currently rated “BBB-” by Fitch Ratings, “BBB-” by Standard & Poor’s and “Baa3” by Moody’s Investors Service. The rating agencies review the ratings assigned to an issuer such as us on an ongoing basis. Negative changes in our ratings may result in increases in our borrowing costs, including borrowings under our Credit Facility.

Our markets are currently experiencing a recovery in the economic cycle. As a result of current economic conditions, we have experienced higher renewal rates and a lower number of lease terminations. Our results reflect decreased vacancy rates in our markets and our asking rents in our markets have stabilized and in some instances have begun to trend higher. Landlords are still required to grant concessions such as free rent and tenant improvements but at a lower rate than had been experienced in the prior year. Our markets continue to experience higher real estate taxes and utility rates. We believe that trends are moving positively from a landlord’s perspective and that the above average tenant costs relating to leasing are decreasing. This trend is supported by increased occupancy and reduced vacancy rates in all of our markets, by the general economic recovery in the market resulting in job growth and the limited new supply of office space.

Back to Contents

We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of its properties. Six of our properties are located in New York City. As a result of the events of September 11, 2001, insurance companies were limiting coverage for acts of terrorism in “all risk” policies. In November 2002, the Terrorism Risk Insurance Act of 2002 was signed into law, which, among other things, requires insurance companies to offer coverage for losses resulting from defined “acts of terrorism” through 2005. Our current property insurance coverage, which expires on June 2, 2006, provides for full replacement cost of its properties, including for acts of terrorism up to $500 million on a per occurrence basis, except for one asset which is insured up to approximately $400.0 million.

The potential impact of terrorist attacks in the New York City and Tri-State Area may adversely affect the value of our properties and our ability to generate cash flow. As a result, there may be a decrease in demand for office space in metropolitan areas that are considered at risk for future terrorist attacks, and this decrease may reduce our revenues from property rentals.

In order to qualify as a REIT for federal income tax purposes, the Company is required to make distributions to its stockholders of at least 90% of REIT taxable income. We expect to use our cash flow from operating activities for distributions to stockholders and for payment of recurring, non-incremental revenue-generating expenditures. We intend to invest amounts accumulated for distribution in short-term investments.

We currently maintain our $500 million Credit Facility from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp North America, Inc. and Wachovia Bank, National Association as co-documentation agents. The Credit Facility matures in August 2007, contains options for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. In addition, borrowings under the Credit Facility are currently priced off LIBOR plus 90 basis points and the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership’s senior unsecured credit ratings the interest rates and facility fee are subject to change. At March 31, 2005, the outstanding borrowings under the Credit Facility aggregated $357.5 million and carried a weighted average interest rate of 3.71% per annum.

We utilize the Credit Facility primarily to finance real estate investments, fund our real estate development activities and for working capital purposes. At March 31, 2005, we had availability under the Credit Facility to borrow approximately an additional $141.3 million subject to compliance with certain financial covenants. Such amount is net of approximately $1.2 million in outstanding undrawn standby letters of credit, which are issued under the Credit Facility.

In connection with the acquisition of certain properties, contributing partners of such properties have provided guarantees on certain of our indebtedness. As a result, we maintain certain outstanding balances on our Credit Facility.

We continue to seek opportunities to acquire real estate assets in our markets. We have historically sought to acquire properties where we could use our real estate expertise to create additional value subsequent to acquisition. As a result of increased market values for our commercial real estate assets, we have sold certain non-core assets or interests in assets where significant value has been created. During 2003, we sold assets or interests in assets with aggregate sales prices of approximately $350.6 million. In addition, during 2004, we sold assets or interests in assets with aggregate sales prices of approximately $51.4 million, net of minority partner’s joint venture interest. We used the proceeds from these sales primarily to pay down borrowings under the Credit Facility, for general corporate purposes and to invest in short-term liquid investments until such time as alternative real estate investments could be made.

A Class A OP Unit and a share of common stock have similar economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership. As of March 31, 2005, the Operating Partnership had issued and outstanding 2,334,157 Class A OP Units and 465,845 Class C OP Units. The Class A OP Units and the Company’s common stock currently receive a quarterly distribution of $.4246 per unit. The Class C OP Units were issued in August 2003 in connection with the contribution of real property to the Operating Partnership and currently receive a quarterly distribution of $.4664 per unit. Subject to certain holding periods, OP Units may either be redeemed for cash or, at the election of the Company, exchanged for shares of common stock on a one-for-one basis.

During the three month period ended March 31, 2005, 102,668 shares of the Company’s common stock was issued in connection with the exercise of outstanding options to purchase stock under its stock option plans resulting in proceeds to us of approximately $2.6 million. In addition, certain limited partners in the Operating Partnership exchanged 776,559 OP Units for an equal number of shares of the Company’s common stock.

During January 2005, we acquired, in two separate transactions, two Class A office properties located at One and Seven Giralda Farms in Madison, New Jersey for total consideration of approximately $78 million. One Giralda Farms encompasses approximately 150,000 rentable square feet and Seven Giralda Farms encompasses approximately 203,000 rentable square feet. We made these acquisitions through borrowings under our Credit Facility.

The Board of Directors of the Company initially authorized the purchase of up to 5.0 million shares of the Company’s common stock. Transactions conducted on the New York Stock Exchange have been, and will continue to be, effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. Since the Board’s initial authorization, the Company has purchased 3,318,600 shares of its common stock for an aggregate purchase price of approximately $71.3 million. In June 2004, the Board of Directors re-set the Company’s common stock repurchase program back to 5.0 million shares. No purchases have been made since March, 2003.

Back to Contents

The Operating Partnership has issued and outstanding 1,200 preferred units of limited partnership interest with a liquidation preference value of $1,000 per unit and a stated distribution rate of 7.0%, which is subject to reduction based upon terms of their initial issuance (the “Preferred Units”). The terms of the Preferred Units provide for this reduction in distribution rate in order to address the effect of certain mortgages with above market interest rates, which were assumed by the Operating Partnership in connection with properties contributed to the Operating Partnership in 1998.

Capitalization

Our indebtedness at March 31, 2005 totaled approximately $1.5 billion (including our share of consolidated and unconsolidated joint venture debt and net of minority partners’ interests share of consolidated joint venture debt) and was comprised of $357.5 million outstanding under the Credit Facility, approximately $698.0 million of senior unsecured notes and approximately $475.3 million of mortgage indebtedness with a weighted average interest rate of approximately 7.42% and a weighted average maturity of approximately 3.7 years. Based on our total market capitalization of approximately $4.1 billion at March 31, 2005 (calculated based on the sum of (i) the market value of the Company’s common stock and OP Units, assuming conversion, (ii) the liquidation preference value of the Preferred Units and (iii) the $1.5 billion of debt), our debt represented approximately 37.1% of our total market capitalization.

Contractual Obligations and Commercial Commitments

The following table sets forth our significant consolidated debt obligations by scheduled principal cash flow payments and maturity date and our commercial commitments by scheduled maturity at March 31, 2005 (in thousands):

	Maturity Date

	2005	2006	2007	2008	2009	Thereafter	Total

Mortgage notes payable (1)	$9,229	$11,485	$8,835	$7,705	$7,143	$7,049	$51,446
Mortgage notes payable (2)(3)	18,553	129,920	60,535	—	100,254	246,015	555,277
Senior unsecured notes	—	—	200,000	—	200,000	300,000	700,000
Unsecured credit facility	—	—	357,500	—	—	—	357,500
Land lease obligations (4)	2,803	3,891	3,907	3,935	4,020	85,893	104,449
Air rights lease obligations	271	362	362	362	362	3,618	5,337
Operating leases	1,107	1,389	1,038	555	14	—	4,103

	$31,963	$147,047	$632,177	$12,557	$311,793	$642,575	$1,778,112

(1)	Scheduled principal amortization payments.
(2)	Principal payments due at maturity.
(3)	In addition, we have a 60% interest in an unconsolidated joint venture property, 520 White Plains Road, Tarrytown, New York. Our pro rata share of the mortgage debt at March 31, 2005 was approximately $7.1 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005 at which time our share of the mortgage debt will be approximately $6.9 million.
(4)	We lease, pursuant to noncancellable operating leases, the land on which eleven of our buildings were constructed. The leases, certain of which contain renewal options at our direction, expire between 2043 and 2090. The leases either contain provisions for scheduled increases in the minimum rent at specified intervals or for adjustments to rent based upon the fair market value of the underlying land or other indices at specified intervals. Minimum ground rent is recognized on a straight-line basis over the terms of the leases and includes lease renewals if reasonably assured that we will exercise that option.

Certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and / or the Company. In addition, consistent with customary practices in non-recourse lending, certain non-recourse mortgages may be recourse to the Company under certain limited circumstances including environmental issues and breaches of material representations.

As indicated above, on March 31, 2005, we had approximately $1.5 billion of debt outstanding. During the three month period ended March 31, 2005, we incurred interest costs related to our debt, including capitalized interest and amortization of deferred finance costs, of approximately $26.8 million. Our rental revenues are our principal source of funds along with our net cash provided by operating activities to meet these and future interest obligations.

At March 31, 2005, we had approximately $1.2 million in outstanding undrawn standby letters of credit issued under the Credit Facility. In addition, approximately $42.6 million, or 7.0%, of our mortgage debt is recourse to us.

Corporate Governance

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

Back to Contents

In May 2003, the Company revised its policy with respect to compensation of its independent directors to provide that a substantial portion of the independent director’s compensation shall be in the form of common stock of the Company. Such common stock may not be sold until such time as the director is no longer a member of the Company’s Board.

During 2004, the Company took certain additional actions to enhance its corporate governance policies. These actions included opting out of the Maryland Business Combination Statute, de-staggering the Board of Directors to provide that each director is subject to election by shareholders on an annual basis and modifying the Company’s "five or fewer" limitation on the ownership of its common stock so that such limitation may only be used to protect the Company's REIT status and not for anti-takeover purposes.

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

On April 4, 2005 the Company and the other parties to the shareholder derivative actions filed against the Company in connection with its disposition of its industrial portfolio have agreed to settle such actions pursuant to the Stipulation of Settlement, dated as of March 14, 2005 and executed subsequent thereto. The proposed settlement includes various changes to the Company’s corporate governance policies to provide for an Affiliate Transaction Committee and to require that the Company’s Board of Directors be comprised of at least two-thirds independent directors (as defined in the Company’s Corporate Governance Guidelines), as well as certain other concessions. The proposed settlement is subject to court approval.

Other Matters

In July 2002, as a result of certain provisions of the Sarbanes-Oxley Act of 2002, we discontinued the use of stock loans in our Long Term Incentive Programs (“LTIP”). In connection with LTIP grants made prior to the enactment of the Sarbanes-Oxley Act of 2002, we currently have stock loans outstanding to certain executive officers which were used to purchase 385,000 shares of our common stock. The stock loans were priced at the market prices of our common stock at the time of issuance, bear interest at the mid-term Applicable Federal Rate and are secured by the shares purchased. Such stock loans (including accrued interest) are scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon initial vesting periods ranging from seven to ten years. Such forgiveness is based on continued service and in part on the Company attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. As of March 31, 2005, there remains 191,428 shares of common stock subject to the original stock loans which are anticipated to vest between 2005 and 2011. Approximately $231,000 and $308,000 of compensation expense was recorded for the three month periods ended March 31, 2005 and 2004, respectively, related to these LTIP. Such amounts have been included in marketing, general and administrative expenses on our consolidated statements of income.

The outstanding stock loan balances due from executive officers aggregated approximately $4.0 million and $4.7 million at March 31, 2005 and December 31, 2004, respectively, and have been included as a reduction of additional paid in capital on our consolidated balance sheets. Other outstanding loans to executive and senior officers at March 31, 2005 and December 31, 2004 amounted to approximately $2.1 million and $2.7 million, respectively, and are included in investments in affiliate loans and joint ventures on the accompanying consolidated balance sheets and are primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

In November 2002 and March 2003, an award of rights was granted to certain executive officers of the Company (the “2002 Rights” and “2003 Rights”, respectively and collectively, the “Rights”). Each Right represents the right to receive, upon vesting, one share of common stock if shares are then available for grant under one of the Company’s stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights will vest in four equal annual installments which began on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights will be earned as of March 13, 2005 and will vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the 2002 Rights. The 2002 Rights aggregate 62,835 shares of the Company’s common stock and the 2003 Rights aggregate 26,040 shares of common stock. As of March 31, 2005, there remains 31,417 shares of common stock reserved related to the 2002 Rights and 17,360 shares of common stock reserved related to the 2003 Rights. Approximately $104,000 and $101,000 of compensation expense was recorded for the three month periods ended March 31, 2005 and 2004, respectively, related to the Rights. Such amounts have been included in marketing, general and administrative expenses on our consolidated statements of income.

Back to Contents

In March 2003, the Company established a new LTIP for its executive and senior officers (the “2003 LTIP”). The four-year plan has a core award, which provides for annual stock based compensation based upon continued service and in part based on the Company attaining certain annual performance measures. The plan also has a special outperformance component in the form of a bonus pool equal to 10% of the total return in excess of a 9% cumulative and compounded annual total return on the Company’s common equity for the period through the four-year anniversary after the date of grant (the “Special Outperformance Pool”). The aggregate amount payable to such officers from the Special Outperformance Pool is capped at an amount calculated based upon a total cumulative and compounded annual return on the common equity of 15%. An officer’s special outperformance award represents an allocation of the Special Outperformance Pool and will become vested on the fourth anniversary of the date of grant, provided that the officer remains in continuous employment with the Company or any of its affiliates until such date, and the Company has achieved on a cumulative and compounded basis, during the four fiscal years completed on the applicable anniversary date, a total return to holders of the common equity that (i) is at or above the 60th percentile of the total return to stockholders achieved by members of the peer group during the same period and (ii) equals at least 9% per annum. Special outperformance awards will be paid in cash; however, the Compensation Committee, in its sole discretion, may elect to pay such an award in shares of common stock, valued at the date of vesting, if shares are available at such time under any of the Company’s existing stock option plans. The LTIP provides that no dividends or dividend equivalent payments will accrue with respect to the special outperformance awards. On March 13, 2003, the Company made available 827,776 shares of its common stock under its existing stock option plans in connection with the core award of the 2003 LTIP for certain of its executive and senior officers. During May 2003, the special outperformance awards of the 2003 LTIP were amended to increase the per share base price above which the four year cumulative return is measured from $18.00 to $22.40.

The Board of Directors approved an amendment to the 2003 LTIP to revise the peer group used to measure relative performance. The amendment eliminated the mixed office and industrial companies and added certain other “pure office” companies in order to revise the peer group to office sector companies. The Board has also approved the revision of the performance measurement dates for future vesting under the core component of the 2003 LTIP from the anniversary of the date of grant to December 31 of each year. This was done in order to have the performance measurement coincide with the performance period that the Company believes many investors use to judge the performance of the Company.

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

Each executive and senior officer participating in the 2003 LTIP was offered the option to retain all or a portion of their core awards or to rescind them in exchange for new awards of LTIP Units. On December 27, 2004, certain executive and senior officers accepted such offer and thereby amended their Amended and Restated Long-Term Incentive Award Agreement to cancel, in the aggregate, 362,500 shares of restricted stock of the Company representing all or a portion of their unvested core award, and received an equal number of LTIP Units.

The revised awards under the 2003 LTIP were designed to provide the potential for executives to retain a greater equity interest in the Company by eliminating the need for executives to sell a portion of the core awards immediately upon vesting in order to satisfy personal income taxes which are due upon vesting under the original core awards.

On March 13, 2005 and March 13, 2004 with respect to the 2003 LTIP, the Company met its annual performance measure with respect to the 2004 and 2003 annual measurement periods, respectively. As a result, it has issued to the participants of the 2003 LTIP 102,779 shares of its common stock and 206,944 shares of its common stock, respectively, related to the core component of the 2003 LTIP.

The terms of each award of LTIP Units are substantially similar to those of the core awards under the 2003 LTIP. The vesting, performance hurdles and timing for vesting remain unchanged. However, an LTIP Unit represents an equity interest in the Operating Partnership, rather than the Company. At issuance, the LTIP Unit has no value but may over time accrete to a value equal to (but never greater than) the value of one share of common stock of the Company (a “REIT Share”). Initially, LTIP Units will not have full parity with OP Units with respect to liquidating distributions. Upon the occurrence of certain “triggering events,” the Operating Partnership will revalue its assets for the purpose of the capital accounts of its partners and any increase in valuation of the Operating Partnership’s assets from the date of the issuance of the LTIP Units through the “triggering event” will be allocated to the capital accounts of holders of LTIP Units until their capital accounts are equivalent to the capital accounts of holders of OP Units. If such equivalence is reached, LTIP Units would achieve full parity with OP Units for all purposes, and therefore accrete to an economic value equivalent to REIT Shares on a one-for-one basis. After two years from the date of grant, if such parity is reached, vested LTIP Units may be redeemed for cash in an amount equal to the then fair market value of an equal number of REIT Shares or converted into an equal number of OP Units, as determined by the Company’s Compensation Committee. However, there are circumstances under which such economic equivalence would not be reached. Until and unless such economic equivalence is reached, the value that the officers will realize for vested LTIP Units will be less than the value of an equal number of REIT Shares. In addition, unlike core awards under the 2003 LTIP (wherein dividends that accumulate are paid upon vesting), LTIP Units will receive the same quarterly distributions as OP Units on a current basis, thus providing full dividend equivalence with REIT Shares. At the scheduled March 2005 vesting date, the specified performance hurdles were met, and officers that received LTIP Units received a one-time cash payment that represented payment of the full vested amount of the accrued unpaid dividends under the core award of the 2003 LTIP through December 27, 2004, the issuance date of the LTIP Units. In addition, the officers, in the aggregate, vested in 104,167 LTIP Units. In order to more closely replicate the terms of the core awards being rescinded, the Company also entered into agreements with three executive officers, which provide that in the event of a change of control the executive shall receive the equivalent value of one REIT Share for each LTIP Unit.

Back to Contents

In March 2005, following the recommendation of the Compensation Committee of the Board of Directors, eight senior and executive officers of the Company were awarded, in the aggregate, 272,100 LTIP Units to continue to incentivize them for the long-term (the “2005 LTIP Unit Grants”). Each such LTIP Unit awarded is deemed equivalent to an award of one share of common stock reserved under one of the Company’s stock option plans, reducing availability for other equity awards on a one-for-one basis. The terms of the 2005 LTIP Unit Grants are generally consistent with the terms of the 2003 LTIP, including with respect to the impact upon vesting in the event of a change in control.

As of March 31, 2005 and as a result of the foregoing, there remains 155,553 shares of common stock reserved for future issuance under the core award of the 2003 LTIP and 530,443 shares of common stock reserved for issuance of LTIP Units. With respect to the core award of the 2003 LTIP, the Company recorded approximately $305,000 and $699,000 of compensation expense for the three month periods ended March 31, 2005 and 2004, respectively. In addition, with respect to the LTIP Units and the 2005 LTIP Unit Grants the Company recorded compensation expense of approximately $466,000 for the three month period ended March 31, 2005. Such amounts have been included in marketing, general and administrative expenses on our consolidated statements of income. No provisions have been made with respect to the Special Outperformance Pool of the 2003 LTIP due to the uncertainty of the outcome of achieving the requisite performance measures.

Under various Federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The cost of any required remediation and the owner’s liability therefore as to any property is generally not limited under such enactments and could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws govern the removal, encapsulation or disturbance of asbestos-containing materials (“ACMs”) when such materials are in poor condition, or in the event of renovation or demolition. Such laws impose liability for release of ACMs into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, we may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

All of our properties have been subjected to a Phase I or similar environmental audit (which involved general inspections without soil sampling, ground water analysis or radon testing) completed by independent environmental consultant companies. These environmental audits have not revealed any environmental liability that would have a material adverse effect on our business.

Soil, sediment and groundwater contamination, consisting of volatile organic compounds (“VOCs”) and metals, has been identified at the property at 32 Windsor Place, Central Islip, New York. The contamination is associated with industrial activities conducted by a tenant at the property over a number of years. The contamination, which was identified through an environmental investigation conducted on behalf of us, has been reported to the New York State Department of Environmental Conservation. We have notified the tenant of the findings and have demanded that the tenant take appropriate actions to fully investigate and remediate the contamination. Under applicable environmental laws, both the tenant and us are liable for the cost of investigation and remediation. We do not believe that the cost of investigation and remediation will be material and we have recourse against the tenant. However, there can be no assurance that we will not incur liability that would have a material adverse effect on our business.

In March 2004, we received notification from the Internal Revenue Service indicating that they have selected the 2001 tax return of the Operating Partnership for examination. On April 13, 2005, we received a “No Adjustments Letter” from the Internal Revenue Service which effectively closed the examination.

Seven of our office properties, which were acquired by the issuance of OP Units, are subject to agreements limiting our ability to transfer them prior to agreed upon dates without the consent of the limited partner who transferred the respective property to us. In the event we transfer any of these properties prior to the expiration of these limitations, we may be required to make a payment relating to taxes incurred by the limited partner. These limitations expire between 2011 and 2013.

Three of our office properties that are held in joint ventures contain certain limitations on transfer. These limitations include requiring the consent of the joint venture partner to transfer a property prior to various specified dates, rights of first offer, and buy / sell provisions.

Back to Contents

Off Balance Sheet Arrangements

Our only off-balance sheet arrangements are our 60% non-controlling interest in the 520 JV and our joint venture interest in RSVP. (for a more detailed description of these arrangements see “Overview and Background” of this Item 7)

Funds from Operations

Funds from Operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income or loss, excluding gains or losses from sales of depreciable properties plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. As a result, FFO provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, interest costs and other matters without the inclusion of depreciation and amortization, providing perspective that may not necessarily be apparent from net income.

We compute FFO in accordance with the standards established by NAREIT. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. Since all companies and analysts do not calculate FFO in a similar fashion, our calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

The following table presents our FFO calculations (in thousands):

	Three Months Ended March 31,

	2005	2004

Net income allocable to common shareholders	$17,356	$15,964
Adjustments for basic Funds From Operations
Add:
Limited partners’ minority interest in the operating partnership	697	936
Real estate depreciation and amortization	27,313	25,561
Minority partners’ interests in consolidated partnerships	6,712	9,321

Deduct:
Gain on sales of depreciable real estate	—	5,156
Amounts distributable to minority partners’ in consolidated partnerships	5,724	8,504

Basic Funds From Operations	46,354	38,122
Add:
Dividends and distributions on dilutive shares and units	—	4,484

Diluted Funds From Operations	$46,354	$42,606

Weighted Average Shares/OP Units outstanding (1)	84,313	64,914

Diluted Weighted Average Shares/OP Units outstanding (1)	84,775	73,705

(1)	Assumes conversion of limited partnership units of the Operating Partnership.

Inflation

The office leases generally provide for fixed base rent increases or indexed escalations. In addition, the office leases provide for separate escalations of real estate taxes, operating expenses and electric costs over a base amount. The industrial / R&D leases generally provide for fixed base rent increases, direct pass through of certain operating expenses and separate real estate tax escalations over a base amount. We believe that inflationary increases in expenses will be mitigated by contractual rent increases and expense escalations described above. As a result of the impact of the events of September 11, 2001, we have realized increased insurance costs, particularly relating to property and terrorism insurance, and security costs. We have included these costs as part of its escalatable expenses and has billed them to its tenants consistent with the terms of the underlying leases and believes they are collectible. To the extent our properties contain vacant space, we will bear such inflationary increases in expenses.

Back to Contents

The Credit Facility and one of our mezzanine loan investments bear interest at variable rates, which will be influenced by changes in short-term interest rates, and are sensitive to inflation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary market risk facing us is interest rate risk on our long-term debt and notes receivable. We will, when advantageous, hedge our interest rate risk using financial instruments. We are not subject to foreign currency risk.

We manage our exposure to interest rate risk on our variable rate indebtedness by borrowing on a short-term basis under our Credit Facility until such time as we are able to retire the short-term variable rate debt with either a long-term fixed rate unsecured debt offering, equity offerings or through sales or partial sales of assets.

We will recognize all derivatives on our balance sheet at fair value. Derivatives that are not hedges will be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

During April and May 2005, we entered into several anticipatory interest rate hedge instruments, aggregating $300.0 million, to protect ourselves against potentially rising interest rates.

The fair market value (“FMV”) of our long term debt and notes receivable is estimated based on discounting future cash flows at interest rates that we believe reflects the risks associated with long term debt and notes receivable of similar risk and duration.

The following table sets forth our long-term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at March 31, 2005 (dollars in thousands):

	For the Year Ended December 31

	2005	2006	2007	2008	2009	Thereafter	Total (1)	FMV

Long term debt:
Fixed rate	$27,782	$141,405	$269,370	$7,705	$307,397	$553,064	$1,306,723	$1,359,498
Weighted average interest rate	6.83%	7.38%	7.14%	7.35%	7.73%	6.19%	6.90%
Variable rate	$—	$—	$357,500	$—	$—	$—	$357,500	$357,500
Weighted average interest rate	—	—	3.71%	—	—	—	3.71%

(1)	Includes aggregate unamortized issuance discounts of approximately $2.0 million on the senior unsecured notes which are due at maturity.

In addition, we have has assessed the market risk for our variable rate debt, which is based upon LIBOR, and believe that a one percent increase in the LIBOR rate would have an approximate $3.6 million annual increase in interest expense based on $357.5 million of variable rate debt outstanding at March 31, 2005.

Back to Contents

The following table sets forth our notes receivable by scheduled maturity date, weighted average interest rates and estimated FMV at March 31, 2005 (dollars in thousands):

	For the Year Ended December 31

	2005	2006	2007	2008	2009	Thereafter	Total (1)	FMV

Notes receivable:
Fixed rate	$35,350	$—	$16,990	$—	$—	$29,387	$81,727	$82,484
Weighted average Interest rate	9.11%	—	12.00%	—	—	9.05%	9.69%

Variable rate	$27,592	$—	$—	$—	$500	$—	$28,092	$28,092
Weighted average Interest rate	13.91%	—	—	—	3.40%	—	13.72%

(1)	Excludes interest receivables and unamortized acquisition costs aggregating approximately $3.4 million.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the SEC’s rules and forms. In this regard, we have formed a Disclosure Committee currently comprised of all of our executive officers as well as certain other members of our senior management with knowledge of information that may be considered in the SEC reporting process.  The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed by us with the SEC and supports our Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in our SEC reports.  The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. Our Chief Executive Officer and Chief Financial Officer have evaluated, with the participation of our senior management, our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

Selected Portfolio Information

The following table sets forth our schedule of top 25 tenants based on base rental revenue as of March 31, 2005:

	Tenant Name (1) (2) (3)	Wtd. Avg. Term Remaining (years)	Total Square Feet	Percent of Pro-Rata Share of Annualized Base Rental Revenue	Percent of Consolidated Annualized Base Rental Revenue

*	Debevoise & Plimpton	16.8	465,420	3.1%	5.4%
	King & Spalding	16.7	180,391	2.3%	2.0%
	Verizon Communications Inc.	2.3	263,569	1.9%	1.7%
*	American Express	8.5	129,818	1.8%	1.6%
*	Schulte Roth & Zabel	15.7	279,746	1.6%	2.8%
	Amerada Hess Corporation	22.8	127,300	1.5%	1.3%
*	Bank of America/Fleet Bank	5.1	208,705	1.3%	1.2%
*	Fuji Photo Film USA	7.4	194,984	1.3%	1.2%
*	MCI	1.8	244,730	1.2%	1.1%
	Dun & Bradstreet Corp.	7.5	123,000	1.1%	1.0%
	D.E. Shaw	9.6	105,295	1.1%	1.0%
	Arrow Electronics Inc.	8.8	163,762	1.1%	1.0%
*	Schering-Plough Corporation	1.3	152,970	1.0%	0.9%
	T.D. Waterhouse	2.4	103,381	0.9%	0.8%
	Westdeutsche Landesbank	11.1	53,000	0.9%	0.8%
	North Fork Bank	13.8	126,770	0.9%	0.8%
	Practicing Law Institute	8.9	77,500	0.9%	0.8%
*	Banque Nationale De Paris	11.3	145,834	0.8%	1.5%
	Vytra Healthcare	2.8	105,613	0.8%	0.7%
*	State Farm	3.6	189,310	0.8%	1.2%
*	Kramer Levin Nessen Kamin	0.1	158,144	0.8%	1.4%
	Heller Ehrman White	0.2	64,526	0.8%	0.7%
	P.R. Newswire Associates	3.1	67,000	0.7%	0.7%
	County of Nassau	16.6	219,066	0.7%	0.6%
	Laboratory Corp. Of America	2.2	108,000	0.7%	0.6%

(1)	Ranked by pro-rata share of annualized base rental revenue adjusted for pro rata share of joint venture interests.
(2)	Excludes One Orlando Centre in Orlando, Florida.
(3)	Total square footage is based on currently leased space and excludes expansions or leases with future start dates.
*	Part or all of space occupied by tenant is in a 51% or more owned joint venture building.

Historical Non-Incremental Revenue-Generating Capital Expenditures, Tenant Improvement Costs and Leasing Commissions

The following table sets forth annual and per square foot non-incremental revenue-generating capital expenditures in which we paid or accrued, during the respective periods, to retain revenues attributable to existing leased space (at 100% of cost) for the years 2001 through 2004 and for the three month period ended March 31, 2005 for our consolidated office and industrial / R&D properties other than One Orlando Centre in Orlando, FL:

	2001	2002	2003		2004	Average 2001-2004	YTD 2005

Suburban Office Properties
Total	$4,606,069	$5,283,674	$6,791,336		$7,034,154	$5,928,783	$1,937,426
Per Square Foot	$0.45	$0.53	$0.67		$0.69	$0.58	$0.18

NYC Office Properties
Total	$1,584,501	$1,939,111	$1,922,209		$2,515,730	$1,990,388	$865,371
Per Square Foot	$0.45	$0.56	$0.55		$0.56	$0.53	$0.19

Industrial Properties
Total	$711,666	$1,881,627	$1,218,401	(1)	$207,028	$1,004,681	$0
Per Square Foot	$0.11	$0.28	$0.23		$0.23	$0.21	$0.00

(1)	Excludes non-incremental capital expenditures of $435,140 incurred during the fourth quarter 2003 for the industrial properties which were sold during the period.

Back to Contents

The following table sets forth annual and per square foot non-incremental revenue-generating tenant improvement costs and leasing commissions (at 100% of cost) which we committed to perform, during the respective periods, to retain revenues attributable to existing leased space for the years 2001 through 2004 and for the three month period ended March 31, 2005 for our consolidated office and industrial / R&D properties other than One Orlando Centre in Orlando, FL:

	2001	2002		2003		2004		Average 2001-2004	2005	New	Renewal

Long Island Office Properties
Tenant Improvements	$2,722,457	$1,917,466		$3,774,722		$4,856,604		$3,317,812	$1,260,677	$465,767	$794,910
Per Square Foot Improved	$8.47	$7.81		$7.05		$8.78		$8.03	$7.88	$5.61	$10.31
Leasing Commissions	$1,444,412	$1,026,970		$2,623,245		$2,345,325		$1,859,988	$480,207	$291,920	$188,287
Per Square Foot Leased	$4.49	$4.18		$4.90		$4.24		$4.45	$3.00	$3.52	$2.44

Total Per Square Foot	$12.96	$11.99		$11.95		$13.02		$12.48	$10.88	$9.13	$12.75

Westchester Office Properties
Tenant Improvements	$2,584,728	$6,391,589	(1)	$3,732,370		$ 6,323,134		$4,757,955	$1,432,071	$1,362,564	$69,507
Per Square Foot Improved	$5.91	$15.05		$15.98		$11.95		$12.22	$14.37	$27.52	$1.39
Leasing Commissions	$1,263,012	$1,975,850	(1)	$917,487		$2,671,548		$1,706,974	$473,827	$404,524	$69,303
Per Square Foot Leased	$2.89	$4.65		$3.93		$5.05		$4.13	$4.75	$8.17	$1.39

Total Per Square Foot	$8.80	$19.70		$19.91		$17.00		$16.35	$19.12	$35.69	$2.78

Connecticut Office Properties
Tenant Improvements	$213,909	$491,435		$588,087		$ 3,051,833		$1,086,316	$1,004,228	$695,297	$308,931
Per Square Foot Improved	$1.46	$3.81		$8.44		$12.71		$6.60	$10.52	$29.04	$4.32
Leasing Commissions	$209,322	$307,023		$511,360		$1,493,664		$630,342	$298,696	$142,623	$156,073
Per Square Foot Leased	$1.43	$2.38		$7.34		$6.22		$4.34	$3.13	$5.96	$2.18

Total Per Square Foot	$2.89	$6.19		$15.78		$18.93		$10.94	$13.65	$35.00	$6.50

New Jersey Office Properties
Tenant Improvements	$1,146,385	$2,842,521		$4,327,295		$ 1,379,362		$2,423,891	$195,816	$128,391	$67,425
Per Square Foot Improved	$2.92	$10.76		$11.57		$7.12		$8.09	$8.84	$16.10	$4.76
Leasing Commissions	$1,602,962	$1,037,012		$1,892,635		$832,658		$1,341,317	$41,791	$7,410	$34,381
Per Square Foot Leased	$4.08	$3.92		$5.06		$4.30		$4.34	$1.89	$0.93	$2.43

Total Per Square Foot	$7.00	$14.68		$16.63		$11.42		$12.43	$10.73	$17.03	$7.19

New York City Office Properties
Tenant Improvements	$788,930	$4,350,106		$5,810,017	(2)(3)	$9,809,822	(3)(4)	$5,189,719	$3,449,805	$3,449,805	$0
Per Square Foot Improved	$15.69	$18.39		$32.84		$23.21		$22.53	$27.21	$32.41	$0.00
Leasing Commissions	$1,098,829	$2,019,837		$2,950,330	(2)	$3,041,141	(4)	$2,277,534	$1,625,519	$1,595,542	$29,977
Per Square Foot Leased	$21.86	$8.54		$16.68		$7.19		$13.57	$12.82	$14.99	$1.47

Total Per Square Foot	$37.55	$26.93		$49.52		$30.40		$36.10	$40.03	$47.40	$1.47

Industrial Properties
Tenant Improvements	$1,366,488	$1,850,812		$1,249,200		$ 310,522		$1,194,256	$85,293	$85,293	$0
Per Square Foot Improved	$1.65	$1.97		$2.42		$2.27		$2.08	$14.60	$14.60	$0.00
Leasing Commissions	$354,572	$890,688		$574,256		$508,198		$581,928	$0	$0	$0
Per Square Foot Leased	$0.43	$0.95		$1.11		$3.71		$1.55	$0.00	$0.00	$0.00

Total Per Square Foot	$2.08	$2.92		$3.53		$5.98		$3.63	$14.60	$14.60	$0.00

(1)	Excludes tenant improvements and leasing commissions related to a 163,880 square foot leasing transaction with Fuji Photo Film U.S.A.. Leasing commissions on this transaction amounted to $5.33 per square foot and tenant improvement allowance amounted to $40.88 per square foot.
(2)	Excludes $15.5 million of tenant improvements and $2.2 million of leasing commissions related to a new 121,108 square foot lease to Debevoise and Plimpton with a lease commencement date in 2005.
(3)	2003 numbers exclude tenant improvements of $0.2 million for Sandler O’Neil Partners (7,446 square feet) for expansion space with a lease commencement date in the second quarter of 2004.
(4)	Excludes 86,800 square foot Westpoint Stevens early renewal. There were no tenant improvements or leasing costs associated with this transaction. Also excludes $1.4 million of tenant improvements and $1.2 million of leasing commissions related to a 74,293 square foot lease to Harper Collins Publishers with a lease commencement date in 2006. Also excludes Bank of America retail lease with $0.6 million of tenant improvements and $0.8 million of leasing commissions.

Back to Contents

As noted, incremental revenue-generating tenant improvement costs and leasing commissions are excluded from the tables previously set forth. The historical capital expenditures, tenant improvement costs and leasing commissions previously set forth are not necessarily indicative of future non-incremental revenue-generating capital expenditures or non-incremental revenue-generating tenant improvement costs and leasing commissions that may be incurred to retain revenues on leased space.

The following table sets forth our components of paid or accrued non-incremental and incremental revenue-generating capital expenditures, tenant improvements and leasing costs for the periods presented as reported on its “Statements of Cash Flows – Investment Activities” contained in its consolidated financial statements (in thousands):

	Three months ended March 31,

	2005	2004

Capital expenditures:
Non-incremental	$3,082	$2,020
Incremental	2,593	233
Tenant improvements:
Non-incremental	5,051	4,469
Incremental	6,717	905

Additions to commercial real estate properties	$17,443	$7,627

Leasing costs:
Non-incremental	$2,694	$3,239
Incremental	1,679	1,345

Payment of deferred leasing costs	$4,373	$4,584

Acquisition and development costs	$10,809	$4,781

Back to Contents

The following table sets forth our lease expiration table, as adjusted for pre-leased space, at April 1, 2005 for its Total Portfolio of properties, its Office Portfolio and its Industrial / R&D Portfolio:

Total Portfolio

	Number of	Square	% of Total	Cumulative
Year of	Leases	Feet	Portfolio	% of Total
Expiration	Expiring	Expiring	Sq Ft	Portfolio Sq Ft

2005	138	955,873	5.9%	5.9%
2006	188	1,786,864	11.0%	16.9%
2007	122	1,274,336	7.8%	24.7%
2008	128	1,117,041	6.8%	31.5%
2009	117	1,266,419	7.8%	39.3%
2010 and thereafter	442	8,630,832	53.0%	92.3%

Total/Weighted Average	1,135	15,031,365	92.3%

Total Portfolio Square Feet		16,276,558

Office Portfolio

	Number of	Square	% of Total	Cumulative
Year of	Leases	Feet	Office	% of Total
Expiration	Expiring	Expiring	Sq Ft	Portfolio Sq Ft

2005	136	908,723	5.9%	5.9%
2006	185	1,701,879	11.0%	16.9%
2007	119	1,221,814	8.0%	24.9%
2008	126	1,084,798	7.0%	31.9%
2009	116	1,221,438	7.9%	39.8%
2010 and thereafter	434	8,239,575	53.5%	93.3%

Total/Weighted Average	1,116	14,378,227	93.3%

Total Office Portfolio Square Feet		15,413,163

Industrial/R&D Portfolio

	Number of	Square	% of Total	Cumulative
Year of	Leases	Feet	Industrial/R&D	% of Total
Expiration	Expiring	Expiring	Sq Ft	Portfolio Sq Ft

2005	2	47,150	5.5%	5.5%
2006	3	84,985	9.8%	15.3%
2007	3	52,522	6.1%	21.4%
2008	2	32,243	3.7%	25.1%
2009	1	44,981	5.2%	30.3%
2010 and thereafter	8	391,257	45.3%	75.6%

Total/Weighted Average	19	653,138	75.6%

Total Industrial/R&D Portfolio Square Feet		863,395

Back to Contents

Part II – Other Information

Item 1. Legal Proceedings

On April 4, 2005 the Company and the other parties to the shareholder derivative actions filed against the Company in connection with its disposition of its industrial portfolio have agreed to settle such actions pursuant to the Stipulation of Settlement, dated as of March 14, 2005 and executed subsequent thereto. The proposed settlement includes various changes to the Company’s corporate governance policies to provide for an Affiliate Transaction Committee and to require that the Company’s Board of Directors be comprised of at least two-thirds independent directors (as defined in the Company’s Corporate Governance Guidelines), as well as certain other concessions. The proposed settlement is subject to court approval.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Securities Holders – None

Item 5. Other information

a)	None
b)	There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits

Exhibits

10.1	Purchase and sale agreement dated as of May 4, 2005 by and between Citibank, N.A. and Reckson Court Square, LLC.
31.1	Certification of Scott H. Rechler, Chairman of the Board, Chief Executive Officer, President and Director of the Registrant, pursuant to Rule 13a – 14(a) or Rule 15(d) – 14(a).
31.2	Certification of Michael Maturo, Executive Vice President, Treasurer and Chief Financial Officer of the Registrant, pursuant to Rule 13a – 14(a) or Rule 15(d) – 14(a).
32.1	Certification of Scott H. Rechler, Chairman of the Board, Chief Executive Officer, President and Director of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Michael Maturo, Executive Vice President, Treasurer and Chief Financial Officer of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Reckson Associates Realty Corp.

By: /s/ Scott H. Rechler	By: /s/ Michael Maturo
Scott H. Rechler	Michael Maturo
Chairman of the Board, Chief	Executive Vice President,
Executive Officer, President and Director	Treasurer and Chief Financial Officer

Date: May 5, 2005