Form 10-Q
period 2005-06-30
RECKSON ASSOCIATES REALTY CORP
filed 2005-08-09
CIK 930548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes No , and (2) has been subject to such filing requirements for the past 90 days.

Yes	No .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No .

The Company has one class of common stock, par value $.01 per share, with 82,541,523 shares outstanding as of August 5, 2005

RECKSON ASSOCIATES REALTY CORP.
QUARTERLY REPORT
FOR THE THREE MONTHS ENDED JUNE 30, 2005

Back to Contents

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

RECKSON ASSOCIATES REALTY CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share amounts)

	June 30,	December 31,
	2005	2004

	(unaudited)
ASSETS:
Commercial real estate properties, at cost:
Land	$551,269	$409,034
Building and improvements	3,111,512	2,706,406
Developments in progress:
Land	126,375	103,986
Development costs	48,950	29,159
Furniture, fixtures and equipment	12,622	11,935

	3,850,728	3,260,520
Less accumulated depreciation	(623,134)	(563,706)

Investments in real estate, net of accumulated deprecation	3,227,594	2,696,814
Properties and related assets held for sale, net of accumulated depreciation	3,650	4,651
Investment in real estate joint ventures	6,308	6,657
Investment in notes receivable	135,449	85,855
Investments in affiliate loans and joint ventures	59,778	60,951
Cash and cash equivalents	23,672	25,137
Tenant receivables	10,483	9,470
Deferred rents receivable	151,034	133,012
Prepaid expenses and other assets	104,828	64,025
Contract and land deposits and pre-acquisition costs	5,206	121
Deferred leasing and loan costs	85,162	80,915

TOTAL ASSETS	$3,813,164	$3,167,608

LIABILITIES:
Mortgage notes payable	$614,834	$609,518
Unsecured credit facility	128,000	235,500
Unsecured bridge facility	470,000	—
Senior unsecured notes	979,857	697,974
Liabilities associated with properties held for sale	124	82
Accrued expenses and other liabilities	90,357	73,767
Deferred revenues and tenant security deposits	53,942	50,373
Dividends and distributions payable	36,175	35,924

TOTAL LIABILITIES	2,373,289	1,703,138

Minority partners’ interests in consolidated partnerships	213,371	211,178
Preferred unit interest in the operating partnership	1,200	1,200
Limited partners’ minority interest in the operating partnership	31,088	53,231

TOTAL MINORITY INTERESTS	245,659	265,609

Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized	—	—
Common stock, $.01 par value, 200,000,000 shares authorized
82,533,774 and 80,618,339 shares issued and outstanding, respectively	825	806
Additional paid in capital	1,265,330	1,266,547
Accumulated other comprehensive loss	(3,447)	—
Treasury stock, 3,318,600 shares	(68,492)	(68,492)

TOTAL STOCKHOLDERS’ EQUITY	1,194,216	1,198,861

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,813,164	$3,167,608

(see accompanying notes to financial statements)

Back to Contents

RECKSON ASSOCIATES REALTY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share and share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

PROPERTY OPERATING REVENUES:
Base Rents	$123,804	$109,265	$242,095	$219,801
Tenant escalations and reimbursements	17,998	17,452	36,576	35,537

Total property operating revenues	141,802	126,717	278,671	255,338

OPERATING EXPENSES:
Property operating expenses	53,995	50,369	109,480	101,574
Marketing, general and administrative	8,477	7,354	16,692	14,401
Depreciation and amortization	32,994	28,621	63,069	56,719

Total operating expenses	95,466	86,344	189,241	172,694

Operating income	46,336	40,373	89,430	82,644

NON-OPERATING INCOME AND EXPENSES:
Interest income on notes receivable (including $418, $539,
$1,269 and $1,128, respectively from related parties)	3,333	1,876	5,780	3,492
Investment income and other	486	1,442	1,218	5,489
Interest:
Expense	(27,257)	(24,607)	(50,825)	(50,268)
Amortization of deferred financing costs	(1,021)	(899)	(2,059)	(1,826)

Total non-operating income and expenses	(24,459)	(22,188)	(45,886)	(43,113)

Income before minority interests, preferred dividends and
distributions, equity in earnings of real estate joint
ventures and discontinued operations	21,877	18,185	43,544	39,531
Minority partners’ interests in consolidated partnerships	(3,848)	(4,422)	(7,628)	(10,603)
Limited partners’ minority interest in the operating partnership	(694)	(492)	(1,475)	(1,084)
Distributions to preferred unit holders	—	(227)	—	(500)
Equity in earnings of real estate joint ventures	83	294	234	408

Income before discontinued operations and dividends
to preferred shareholders	17,418	13,338	34,675	27,752
Discontinued operations (net of minority interests):
Income from discontinued operations	173	238	270	846
Gain on sales of real estate	175	3,639	175	8,841

Net income	17,766	17,215	35,120	37,439

Dividends to preferred shareholders	—	(4,172)	—	(8,432)
Net income allocable to common shareholders	$17,766	$13,043	$35,120	$29,007

Basic net income per weighted average common share:
Common	$.22	$.13	$.42	$.30
Discontinued operations	—	.06	.01	.15

Basic net income per common share	$.22	$.19	$.43	$.45

Basic weighted average common shares outstanding	81,882,157	66,892,096	81,493,293	64,127,596
Diluted net income per weighted average common share	$.22	$.19	$.43	$.45

Diluted weighted average common shares outstanding	82,290,396	67,326,754	81,907,844	64,522,390

(see accompanying notes to financial statements)

Back to Contents

RECKSON ASSOCIATES REALTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	June 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$35,120	$37,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	65,579	59,069
Minority partners’ interests in consolidated partnerships	7,628	10,603
Limited partners’ minority interest in consolidated partnerships	1,494	1,084
Gain on sales of real estate	(181)	(11,330)
Equity in earnings of real estate joint ventures	(205)	(408)
Changes in operating assets and liabilities:
Deferred rents receivable	(17,444)	(8,983)
Prepaid expenses and other assets	11,455	(8,674)
Tenant receivables	(1,013)	278
Accrued expenses and other liabilities	2,350	(2,366)

Net cash provided by operating activities	104,783	76,712

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Purchases of commercial real estate properties	(547,823)	(72,691)
Additions to developments in progress	(22,590)	(12,977)
Increase in contract and land deposits and pre-acquisition costs	(5,221)	—
Repayments of notes receivable	2,952	2,691
Additions to notes receivable	(50,219)	(15,619)
Additions to commercial real estate properties	(30,491)	(17,802)
Payment of deferred leasing costs	(9,108)	(8,677)
Investments in real estate joint ventures	(6,223)	—
Contributions to a real estate joint venture	—	(150)
Additions to furniture, fixtures and equipment	(606)	(288)
Proceeds from sales of real estate	1,285	57,056

Net cash (used in) investing activities	(668,044)	(68,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on secured borrowings	(5,742)	(6,074)
Proceeds from issuance of senior unsecured notes, net of issuance costs	281,750	149,490
Repayment of senior unsecured notes	—	(100,000)
Payment of loan and equity issuance costs	(1,683)	(2,125)
Proceeds from unsecured credit facility	182,000	90,000
Principal payments on unsecured credit facility	(289,500)	(169,000)
Proceeds from unsecured bridge facility	470,000	—
Proceeds from issuance of common stock, net of issuance costs, and exercise of stock options	3,369	176,695
Distributions to minority partners in consolidated partnerships	(5,629)	(22,800)
Distributions to limited partners in the operating partnership	(3,173)	(2,278)
Distributions to preferred unit holders	—	(538)
Dividends to common shareholders	(69,596)	(52,635)
Dividends to preferred shareholders	—	(9,208)

Net cash provided by financing activities	561,796	51,527

Net increase in cash and cash equivalents	(1,465)	59,782
Cash and cash equivalents at beginning of period	25,137	22,888

Cash and cash equivalents at end of period	$23,672	$82,670

(see accompanying notes to financial statements)

Back to Contents

RECKSON ASSOCIATES REALTY CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
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

The Company became the sole general partner of Reckson Operating Partnership, L.P. (the “Operating Partnership”) by contributing substantially all of the net proceeds of the IPO in exchange for an approximate 73% interest in the Operating Partnership. All Properties acquired by the Company are held by or through the Operating Partnership. In conjunction with the IPO, the Operating Partnership executed various option and purchase agreements whereby it issued common units of limited partnership interest in the Operating Partnership (“OP Units”) to certain continuing investors and assumed certain indebtedness in exchange for (i) interests in certain property partnerships, (ii) fee simple and leasehold interests in properties and development land, (iii) certain other business assets and (iv) 100% of the non-voting preferred stock of the management and construction companies. The Company’s ownership percentage in the Operating Partnership was approximately 96.8% and 94.8% at June 30, 2005 and 2004, respectively.

2.	BASIS OF PRESENTATION

The accompanying interim unaudited financial statements have been prepared by the Company’s management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to not make the information presented misleading. The unaudited financial statements at June 30, 2005 and for the three and six month periods ended June 30, 2005 and 2004 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

The accompanying consolidated financial statements include the consolidated financial position of the Company, the Operating Partnership and the Service Companies (as defined below) at June 30, 2005 and December 31, 2004 and the consolidated results of their operations for the three and six month periods ended June 30, 2005 and 2004, respectively, and their cash flows for the six months ended June 30, 2005 and 2004, respectively. The Operating Partnership’s investments in majority owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners’ interest. The Operating Partnership’s investments in real estate joint ventures, where it owns less than a controlling interest, are reflected in the accompanying financial statements on the equity method of accounting. The Operating Partnership had an investment in a real estate joint venture in which it owned less than a controlling interest and which was reflected in the accompanying financial statements on the equity method of accounting. Commencing June 20, 2005, as a result of the Company acquiring the minority partner’s interest, the Company commenced consolidating the financial results of this investment. The Service Companies which provide management, development and construction services to the Company, the Operating Partnership and to third parties are Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Minority partners’ interests in consolidated partnerships represent a 49% non-affiliated interest in RT Tri-State LLC, owner of a six property suburban office portfolio, a 40% non-affiliated interest in Omni Partners, L.P., owner of a 579,000 square foot suburban office property and a 49% non-affiliated interest in Metropolitan 919 3rd Avenue, LLC, owner of the property located at 919 Third Avenue, New York, NY. Limited partners’ minority interests in the Operating Partnership was approximately 3.2% and 5.2% at June 30, 2005 and 2004, respectively.

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

Depreciation is computed utilizing the straight-line method over the estimated useful lives of ten to thirty years for buildings and improvements and five to ten years for furniture, fixtures and equipment. Tenant improvements, which are included in buildings and improvements, are amortized on a straight-line basis over the term of the related leases. Depreciation expense, net of discontinued operations, for each of the three and six month periods ended June 30, 2005 and 2004 amounted to approximately $22.5 million and $43.1 million and $19.6 million and $39.2 million, respectively.

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

Tenants’ lease security deposits aggregating approximately $4.5 million at June 30, 2005 and December 31, 2004 have been included in cash and cash equivalents on the accompanying balance sheets.

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

Back to Contents

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

We incurred approximately $657,000 and $1.1 million and $700,000 and $1.8 million of bad debt expense during the three and six month periods ended June 30, 2005 and 2004, respectively, related to tenant receivables which accordingly reduced our total revenues and reported net income during those periods.

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

Back to Contents

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

The following table sets forth our pro forma information for common shareholders (in thousands except earnings per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income allocable to common shareholders as reported	$17,766	$13,043	$35,120	$29,007
Add: Stock option expense included above	—	1	—	3
Deduct: Stock option expense determined under fair value
recognition method for all awards	—	(104)	—	(196)

Pro forma net income allocable to common shareholders	$17,766	$12,940	$35,120	$28,814

Net income per share as reported:
Basic	$.22	$.19	$.43	$.45

Diluted	$.22	$.19	$.43	$.45

Pro forma net income per share:
Basic	$.22	$.19	$.43	$.45

Diluted	$.22	$.19	$.43	$.45

The fair value for those options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005 (a)	2004	2005 (a)	2004

Risk free interest rate	N/A	3.00%	N/A	3.00%
Dividend yield	N/A	7.07%	N/A	7.07%
Volatility factor of the expected market price of our common stock	N/A	.200	N/A	.200
Weighted average expected option life (in years)	N/A	4.0	N/A	4.0

(a)	No options were granted or vested during the six months ended June 30, 2005. As a result, no weighted-average assumptions or calculations were required.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement No. 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”). Statement No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement No. 123R is similar to the approach described in Statement No. 123. However, Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement No. 123R must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement No. 123R on January 1, 2006.

Effective January 1, 2002, we elected to follow Statement No. 123 and use the Black-Scholes option pricing model to estimate the value of stock options granted to employees and expect to continue to use this acceptable option valuation model upon the required adoption of Statement No. 123R on January 1, 2006. Because Statement No. 123R must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because we adopted Statement No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under Statement No. 123 would be recognized under Statement No. 123R. However, on January 1, 2006, the date we expect to adopt Statement No. 123R, all of the unexercised options outstanding at June 30, 2005 under our stock option plans will be fully vested. As a result, no additional expense will be recognized. In addition, had we adopted Statement No. 123R in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described above.

Back to Contents

Derivative Instruments

FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement No. 133”), as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

As required by Statement No. 133, we record all derivatives on our balance sheet at fair value. For effective hedges, depending on the nature of the hedge, changes in the fair value of the derivative will be offset against the corresponding change in fair value of the hedged asset, liability, or firm commitment through earnings or recognized in accumulated other comprehensive income (“OCI”) on our balance sheet until the hedged item is recognized in earnings.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in OCI and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

We do not enter into derivative financial instruments for trading or speculative purposes. However, in the normal course of our business and to help us manage our debt issuances and maturities, we do use derivative financial instruments in the form of cash flow hedges to protect ourselves against potentially rising interest rates.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which explains how to identify variable interest entities (“VIEs”) and how to assess whether to consolidate such entities. VIEs are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs which we are involved with must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. The initial determination of whether an entity qualifies as a VIE shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date of a triggering event, as defined. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. In December 2003 the FASB issued FIN 46R, deferring the effective date until the period ended March 31, 2004 for interests held by public companies in VIEs created before February 1, 2003, which were non-special purpose entities. We adopted FIN 46R during the period ended March 31, 2004 and have determined that our consolidated subsidiaries do not represent VIEs pursuant to such interpretation. We will continue to monitor any changes in circumstances relating to certain of our consolidated and unconsolidated joint ventures which could result in a change in the our consolidation policy.

Current pronouncements

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“Issue 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. The adoption of Issue 04-5 by the Company for new or modified limited partnership arrangements is effective June 30, 2005 and for existing limited partnership arrangements effective January 1, 2006. We do not expect that we will be required to consolidate our current unconsolidated joint venture investment nor will Issue 04-05 have a material effect on our consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	MORTGAGE NOTES PAYABLE

On June 20, 2005, in connection with our acquiring our joint venture partner’s 40% interest in the property located at 520 White Plains Road, Tarrytown, NY, we assumed approximately $4.1 million of secured mortgage indebtedness of the joint venture. As a result, our total secured debt related to this property at June 30, 2005 was approximately $11.1 million. This mortgage note bears interest at 8.85% per annum and matures on September 1, 2005 at which time the balance will be approximately $10.9 million. We anticipate making a borrowing under our unsecured credit facility to satisfy the mortgage note at its scheduled maturity date.

During the quarterly period ended June 30, 2005 we entered into anticipatory interest rate hedge instruments totaling $250.0 million to protect ourselves against potentially rising interest rates. These instruments were settled prior to their maturity in exchange for a mortgage rate lock agreement in connection with a 15 year permanent financing on the property located at One Court Square in Queens, NY which closed on August 3, 2005. Costs related to the terminated instruments of approximately $1.4 million were incorporated into the final fixed mortgage rate of 4.905%. At June 30, 2005, the fair value of the mortgage rate lock approximated its carrying value.

Back to Contents

We also entered into an additional $200.0 million of anticipatory interest rate hedge instruments during the quarterly period ended June 30, 2005, which are scheduled to coincide with certain secured debt we anticipate incurring on a group of our office properties. These properties are anticipated to be included in a joint venture transaction in the latter part of 2005. As of June 30, 2005, we incurred approximately $207,000 of ineffectiveness related to these hedge instruments, which has been included in interest expense on our consolidated statements of income. At June 30, 2005, the carrying value of these instruments exceeded their fair value by approximately $2.0 million, which has been reflected as accumulated other comprehensive loss with a corresponding increase in accrued expenses and other liabilities on our balance sheet. These instruments were settled on August 1, 2005, at which time their fair value exceeded their carrying value by approximately $1.1 million. Such amount will be classified as an offset to deferred loan costs and amortized against deferred financing costs over the term of the secured debt. Based on the settlement proceeds of approximately $1.1 million and a projected debt tenor of five years, we would anticipate that during the twelve-month period commencing on July 1, 2005 we would amortize approximately $165,000 of these settlement proceeds (representing the period October 1, 2005 through June 30, 2006) against the amortization of deferred financing costs.

At June 30, 2005, there were 13 fixed rate mortgage notes payable with an aggregate outstanding principal amount of approximately $614.8 million. These mortgage notes are secured by properties with an aggregate carrying value at June 30, 2005 of approximately $1.3 billion and which are pledged as collateral against the mortgage notes payable. In addition, approximately $42.3 million of the $614.8 million is recourse to us. The mortgage notes bear interest at rates ranging from 6.45% to 9.25%, and mature between 2005 and 2011. The weighted average interest rate on the outstanding mortgage notes payable at June 30, 2005 was approximately 7.3%. Certain of the mortgage notes payable are guaranteed by the Company and/or certain limited partners in the Operating Partnership. In addition, consistent with customary practices in non-recourse lending, certain non-recourse mortgages may be recourse to the Company under certain limited circumstances including environmental issues and breaches of material representations.

The following table sets forth our mortgage notes payable at June 30, 2005, by scheduled maturity date (dollars in thousands):

Property	Principal	Interest	Maturity	Amortization
	Outstanding	Rate	Date	Term (Years)

520 White Plains Road, Tarrytown, NY	$11,059	8.85%	September, 2005	20
395 North Service Road, Melville, NY	18,689	6.45%	October, 2005	$34 per month
200 Summit Lake Drive, Valhalla, NY	18,204	9.25%	January, 2006	25
1350 Avenue of the Americas, NY, NY	72,559	6.52%	June, 2006	30
Landmark Square, Stamford, CT (a)	42,269	8.02%	October, 2006	25
100 Summit Lake Drive, Valhalla, NY	15,409	8.50%	April, 2007	15
333 Earle Ovington Blvd., Mitchel Field, NY (b)	51,226	7.72%	August, 2007	25
810 Seventh Avenue, NY, NY (c)	78,770	7.73%	August, 2009	25
100 Wall Street, NY, NY (c)	34,134	7.73%	August, 2009	25
6900 Jericho Turnpike, Syosset, NY	7,030	8.07%	July, 2010	25
6800 Jericho Turnpike, Syosset, NY	13,320	8.07%	July, 2010	25
580 White Plains Road, Tarrytown, NY	12,130	7.86%	September, 2010	25
919 Third Avenue, NY, NY (d)	240,035	6.87%	August, 2011	30

Total / Weighted average	$614,834	7.33%

(a)	Encompasses six Class A office properties.
(b)	We have a 60% general partnership interest in this property and our proportionate share of the aggregate principal amount is approximately $30.7 million.
(c)	These properties are cross-collateralized.
(d)	We have a 51% membership interest in this property and our proportionate share of the aggregate principal amount is approximately $122.4 million.

Back to Contents

On August 3, 2005, we placed a first mortgage in the amount of $315.0 million on the property located at One Court Square in Queens, NY. The mortgage note bears interest at a fixed rate of 4.905%, requires monthly payments of interest only through September 1, 2015, the anticipated repayment date (“ARD”). After the ARD, all excess cash flow, as defined, shall be applied to amortize the loan and the interest rate shall be reset to 2% plus the greater of 4.905% and the then-current ten-year U.S. Treasury yield. The final maturity date of the loan is May 1, 2020. The mortgage note is secured by the property and is otherwise non-recourse except in limited circumstances regarding breaches of material representations. As additional collateral for the loan, we may be required to post letters of credit for the benefit of the lender, in the amount of $10.0 million each, during September 2013, March 2014 and September 2014 if Citibank, N.A., the property’s current sole tenant, exercises its second cancellation option for up to 20% of its leased space during 2014 and 2015. Net proceeds received of approximately $303.5 million were used to re-pay a portion of our unsecured bridge facility discussed below.

We have given notice to the mortgagee with respect to the mortgage debt on the property located at 200 Summit Lake Drive in Valhalla, NY to pre-pay the mortgage debt during the third calendar quarter of 2005. Pursuant to the terms of the mortgage note, the mortgage may be pre-paid without penalty subsequent to September 1, 2005 and upon notice. The balance of the mortgage note will be approximately $18.1 million on September 1, 2005. We anticipate making a borrowing under our unsecured credit facility to satisfy this mortgage note on the prepayment date.

Our mortgage debt on the property located at 395 North Service Road in Melville, NY matures on October 28, 2005. We have given notice to the mortgagee to prepay the mortgage debt on September 30, 2005, at which time the balance will be approximately $18.6 million. We anticipate making a borrowing under our unsecured credit facility to satisfy the mortgage note at its scheduled maturity.

4.	SENIOR UNSECURED NOTES

During June 2005, the Operating Partnership issued $287.5 million aggregate principal amount of 4.00% exchangeable senior debentures due June 15, 2025. Interest on the debentures will be payable semi-annually on June 15 and December 15, commencing December 15, 2005. The debentures are callable after June 17, 2010 at 100% of par. In addition, the debentures can be put to us, at the option of the holder and at par, on June 15, 2010, 2015 and 2020. The net proceeds from the offering, after the underwriter’s discounts and expenses, were approximately $281.6 million and were used for repayment of amounts outstanding under our unsecured credit facility. (See footnote 7, Stockholders’ Equity, regarding the terms of the debenture’s exchange into our common stock).

At June 30, 2005, the Operating Partnership had outstanding approximately $979.9 million (net of unamortized issuance discounts) of senior unsecured notes (the “Senior Unsecured Notes”). The following table sets forth the Operating Partnership’s Senior Unsecured Notes and other related disclosures by scheduled maturity date (dollars in thousands):

Issuance	Face	Coupon	Term
	Amount	Rate	(in Years)	Maturity

June 17, 2002	$50,000	6.00%	5	June 15, 2007
August 27, 1997	150,000	7.20%	10	August 28, 2007
March 26, 1999	200,000	7.75%	10	March 15, 2009
January 22, 2004	150,000	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
June 27, 2005	287,500	4.00%	20	June 15, 2025

	$987,500

Interest on the Senior Unsecured Notes is payable semiannually with principal and unpaid interest due on the scheduled maturity dates. In addition, certain of the Senior Unsecured Notes were issued at discounts aggregating approximately $8.3 million. Such discounts are being amortized to interest expense over the term of the Senior Unsecured Notes to which they relate.

5.	UNSECURED CREDIT FACILITY & BRIDGE FACILITY

On May 13, 2005, we obtained a $470.0 million unsecured bridge facility (the “Bridge Facility”) from Citibank, N.A. The Bridge Facility is for an initial term of six months and we have the option for a six-month extension upon paying a one-time fee of 7.5 basis points on the amount then outstanding. The Bridge Facility has terms, including interest rates and financial covenants, substantially similar to our unsecured $500 million revolving credit facility (the “Credit Facility”), and was amended in June 2005 in the same manner as our Credit Facility as described below. As of June 30, 2005, there was $470.0 million outstanding under the Bridge Facility at an interest rate of 4.04%. On August 3, 2005, net proceeds received from the secured financing of the property located at One Court Square in Queens, NY of approximately $303.5 million were used to repay amounts outstanding under the Bridge Facility.

During the three months ended June 30, 2005, we amended our Credit Facility to, among other things, extend the maturity for one year, modify a financial covenant to increase the percentage that our total indebtedness can represent when compared to the total value of our assets from 55% to 60% and on a temporary basis to 65% upon an acquisition of a material property, reduce the rate of interest on borrowings by 0.10%, modify the capitalization rates used to value our properties for purposes of the financial covenants contained in the Credit Facility, increase the portion of assets and net operating income that may come from minority joint ventures from 5% to 10% and certain other matters.

Back to Contents

We currently maintain our $500 million Credit Facility from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp, North America, Inc. and Wachovia Bank, National Association as co-documentation agents. The Credit Facility matures in August 2008, contains options for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. In addition, borrowings under the Credit Facility are currently priced off LIBOR plus 80 basis points and the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership’s senior unsecured credit ratings, the interest rates and facility fee are subject to change. At June 30, 2005, the outstanding borrowings under the Credit Facility aggregated $128.0 million and carried a weighted average interest rate of 4.04% per annum.

We utilize the Credit Facility primarily to finance real estate investments, fund our real estate development activities and for working capital purposes. At June 30, 2005, we had availability under the Credit Facility to borrow approximately an additional $370.8 million, subject to compliance with certain financial covenants. Such amount is net of approximately $1.2 million in outstanding undrawn standby letters of credit, which are issued under the Credit Facility.

In connection with the acquisition of certain properties, contributing partners of such properties have provided guarantees on certain of our indebtedness. As a result, we maintain certain outstanding balances on our Credit Facility.

6.	COMMERCIAL REAL ESTATE INVESTMENTS

During January 2005, we acquired, in two separate transactions, two Class A office properties located at One and Seven Giralda Farms in Madison, New Jersey for total consideration of approximately $78.0 million. One Giralda Farms encompasses approximately 150,000 rentable square feet and Seven Giralda Farms encompasses approximately 203,000 rentable square feet. We made these acquisitions through borrowings under our Credit Facility.

In May 2005, we acquired a 1.4 million square foot, 50-story, Class A office tower located at One Court Square, Long Island City, a sub-market of New York City, for approximately $471.0 million, inclusive of transfer taxes and transactional costs. One Court Square is 100% leased to the seller, Citibank N.A., under a 15-year net lease. The lease contains partial cancellation options effective during 2011 and 2012 for up to 20% of the leased space and in 2014 and 2015 for up to an additional 20% of the leased space, subject to notice and the payment of early termination penalties. We are currently negotiating with an institutional joint venture partner to sell between a 60% to 70% interest in this property.

In May 2005, we completed mandatory arbitration proceedings relating to the re-setting of the rent under the ground lease pursuant to which we own an approximately 1.1 million square foot Class A office tower located at 1185 Avenue of the Americas, New York, NY. The rent was re-set, and is not subject to further increase, for the remaining 37 years of the ground lease (inclusive of a 20-year extension at our option) to approximately $6.9 million per annum. Such re-set is retroactive to June 2004.

On May 26, 2005, we entered into a contract to sell approximately 60 acres of vacant land located in Chatham Township, NJ for up to approximately $30.0 million which is based upon a final approved site plan. The closing is anticipated to occur upon receiving final zoning approvals and other customary due diligence and approvals. The sale is contingent upon due diligence, environmental assessment, zoning and other customary approvals. There can be no assurances that any of the aforementioned contingences will be achieved and the sale ultimately completed.

On June 8, 2005, we sold a three-acre vacant land parcel located on Long Island for approximately $1.4 million which resulted in a net gain of approximately $175,000, net of limited partner’s minority interest. Such gain is reflected as a component of discontinued operations on our consolidated statements of income.

On June 20, 2005, we acquired our joint venture partner’s 40% interest in a 172,000 square foot office property located at 520 White Plains Road, Tarrytown, NY for approximately $8.1 million which consisted of the issuance of 127,510 OP Units valued at $31.37 per OP Unit and the assumption of approximately $4.1 million of secured mortgage indebtedness of the joint venture. Prior to us acquiring this interest, we accounted for the joint venture under the equity method of accounting. In accordance with the equity method of accounting our proportionate share of the joint venture’s income was approximately $25,000 and $176,000 and $294,000 and $408,000 for the three and six month periods ended June 30, 2005 and 2004, respectively.

On June 21, 2005, we entered into a contract to sell two suburban office properties, aggregating approximately 69,000 square feet, located at 310 and 333 East Shore Road in Great Neck, Long Island for aggregate consideration of approximately $17.3 million. The sale is scheduled to close within 3 months. There can be no assurances that such sale will occur under the terms anticipated or at all. Pursuant to FASB Statement No. 144, the operating results of these properties are classified within discontinued operations, for all periods presented, on our consolidated statements of income and their assets and liabilities are classified as held for sale on our consolidated balance sheets.

As of June 30, 2005, we owned and operated 82 office properties (inclusive of eight office properties owned through joint ventures) comprising approximately 16.8 million square feet and eight industrial / R&D properties comprising approximately 863,000 square feet located in the Tri-State Area.

Back to Contents

At June 30, 2005, we owned approximately 341 acres of land in 12 separate parcels of which we can, based on current estimates, develop approximately 3.1 million square feet of office space (the “Development Parcels”). During July 2004, we commenced the ground-up development on one of the Development Parcels of a 305,000 square foot Class A office building with a total anticipated investment of approximately $61.3 million. This development is located within our existing three building executive office park in Melville, NY. In addition, during July 2005, we commenced the ground-up development on one of the Development Parcels of a 37,000 square foot Class A retail property with a total anticipated investment of approximately $10.1 million. This development is located within our existing six building office park in Stamford, Connecticut. There can be no assurances that the actual cost of these ground-up development projects will not exceed their anticipated amounts. Further, one of the Development Parcels, aggregating approximately 4.1 acres is classified as held for sale on our balance sheets and is expected to close during 2006 for aggregate consideration of $2.0 million. In addition, as previously discussed, in May 2005, we entered into a contract to sell approximately 60 acres of vacant land in Chatham Township, NJ. As of June 30, 2005, we had invested approximately $175.3 million in the Development Parcels. One of the Development Parcels, comprising 39.5 acres located in Valhalla, NY, was previously under contract for sale and was contingent upon obtaining zoning for residential use of the land and other customary due diligence and approvals. In May 2005, the purchaser terminated the contract.

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

On July 8, 2005, we entered into a contract to purchase a 1.1 million square foot Class A office complex located at 204 EAB Plaza in Uniondale, NY, commonly referred to as “EAB Plaza”, for approximately $240 million. The property is encumbered by a long-term ground lease which has a remaining term in excess of 75 years, including renewal options. Pursuant to the terms of the contract, we provided the seller with a down payment in the form of a $24.0 million standby letter of credit. Such letter of credit was issued under our Credit Facility. We currently hold a $27.6 million junior mezzanine loan which is secured by a pledge of an indirect ownership interest of an entity which currently owns the ground leasehold estate. Prior to closing on the acquisition of EAB Plaza, we have the option to purchase an adjoining 8.2 -acre development site. If we do not exercise this option, we will provide a two-year $10 million loan to the seller, secured by the development site and will be retained to provide development related consulting services for the site. We anticipate closing on this complex in October 2005 through the satisfaction of our junior mezzanine loan and a borrowing under our Credit Facility. There can be no assurances that we will acquire this property or that we will fund the purchase price as described.

On July 14, 2005, we acquired two adjacent Class A suburban office properties aggregating 228,000 square feet located at 225 High Ridge Road in Stamford, CT for approximately $76.3 million. This acquisition was made through a borrowing under our Credit Facility. The buildings are currently 100% leased and we anticipate contributing the property to a to-be-formed joint venture. There can be no assurances that this property will be contributed to the aforementioned joint venture or that such joint venture will be formed.

On July 26, 2005, we announced the commencement of marketing of an offering in Australia of A$271 million (approximately US$203 million) of units in Reckson New York Property Trust (“Reckson LPT”), a newly-formed listed property trust to be traded on the Australia Securities Exchange (ASX). It is contemplated that Reckson LPT will contribute the net proceeds of the offering in exchange for a 75% indirect interest in a newly-formed joint venture in the United States. We will transfer 25 of our properties with a value of approximately $563 million and containing an aggregate of 3.4 million square feet to the joint venture in exchange for a 25% interest and approximately $502 million in cash (inclusive of proceeds from mortgage debt). We will arrange for approximately $319 million of debt, including approximately $247 million of fixed rate debt and approximately $72 million of floating rate debt, that will encumber the properties transferred to the joint venture. We will also grant the joint venture options to acquire 10 additional properties containing an aggregate of approximately 1.2 million square feet over a two year period at a price based upon the fair market value at the time of transfer to the joint venture.

In accordance with FASB Statement No. 144, it is anticipated that the assets and liabilities of the properties to be contributed to the joint venture will be classified as held for sale on our consolidated balance sheets, for all periods presented, commencing with the quarterly period ended September 30, 2005.

Pursuant to the terms of the offering of the units of Reckson LPT, investors will pay 65% of the price of the units in a closing scheduled to occur in late September 2005 and the remaining 35% in October 2006. We will transfer the 25 properties to the joint venture in three tranches, with properties having a value of approximately $367 million being transferred in late September 2005, approximately $72 million being transferred in January 2006 (such transfer to be funded entirely from the proceeds of mortgage debt) and approximately $124 million being transferred in October 2006.

We also announced the formation of Reckson Australia Management Limited (“RAML”), a wholly-owned subsidiary, that will manage Reckson LPT and serve as its “Responsible Entity.” The Responsible Entity will be managed by a six member board that will include three independent directors from Australia. Our affiliates will provide asset management, property management, leasing, construction and other services to the joint venture.

It is anticipated that a portion of the gain relating to the properties transferred to the joint venture will be deferred through an exchange qualifying under Section 1031 of the Internal Revenue Code in connection with our acquisition of EAB Plaza in Uniondale, New York. We do not currently anticipate that we will make any special distribution to our stockholders with regard to the gain.

Back to Contents

Under the terms of the offering we will be entitled to receive certain transaction fees. In addition, it is contemplated that RAML and Reckson Management Group, Inc. will share in certain other ongoing fees related to property management, leasing, construction, acquisition and disposition services.

Although the marketing of the units of Reckson LPT has commenced, the underwriting agreement relating to the offering, contribution agreement relating to the contribution of the properties to the joint venture and other documents have not been executed. There can be no assurance that the offering will be completed and that the joint venture will be formed on the terms described above or at all.

Note Receivable Investments

On March 16, 2005, a wholly owned subsidiary of the Operating Partnership advanced under separate mezzanine loan agreements, each of which bears interest at 9% per annum, (i) approximately $8.0 million which matures in April 2010 and is secured, in part, by indirect ownership interests in ten suburban office properties located in adjacent office parks in Long Island, NY and (ii) approximately $20.4 million which matures in April 2012 and is secured, in part, by indirect ownership interests in twenty-two suburban office properties located in adjacent office parks in Long Island, NY. Each mezzanine loan is additionally secured by other guaranties, pledges and assurances and are pre-payable without penalty after 18 months from the initial funding. We made these investments through a borrowing under our Credit Facility.

In May 2005, we acquired a 65% interest in an $85 million,15-year loan secured by an indirect interest in a 550,000 square foot condominium in a Class A office tower located at 1166 Avenue of the Americas, New York, NY for approximately $55.3 million. The loan accrues compounded interest at 9.0% and pays interest at an annual rate of 6.0% through March 2010, 8.5% thereafter through March 2015 and 11.0% thereafter through maturity in 2020. The loan is pre-payable only under certain circumstances and, in any case, not before 2009. Upon a capital event related to the indirect interest in the property which secures the loan, we are entitled to participate in 30% of net proceeds derived from such capital event. This investment replaced our $34.0 million mezzanine loan, including accrued and unpaid interest, to one of the partners owning such condominium interest. We also acquired an approximately 5% indirect ownership interest in the property for a purchase price of approximately $6.2 million. The property is currently 100% leased. The balance of these investments was funded through a borrowing under our Credit Facility and cash on hand.

We hold a $17.0 million note receivable, which bears interest at 12% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, NY (the “Omni Note”). We currently own a 60% majority partnership interest in Omni Partners, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property.

At June 30, 2005, we had invested approximately $111.2 million in mezzanine loans and participating loan investments. In general these investments are secured by a pledge of either a direct or indirect ownership interest in the underlying real estate or leasehold, other guaranties, pledges and assurances.

The following table sets forth the terms of these investments at June 30, 2005 (in thousands):

Description	Property	Amount	Interest Rate		Funding	Maturity

Mezzanine loan	EAB Plaza	$27,592	14.19%	(a)	Sep., 2003	Sep., 2005 (b)
Participating loan	1166 Avenue of the Americas	55,250	9.00%	(c)	May, 2005	Dec., 2020
Mezzanine loan	Long Island office portfolio	8,031	9.00%		Mar., 2005	Apr., 2010 (d)
Mezzanine loan	Long Island office portfolio	20,356	9.00%		Mar., 2005	Apr., 2012 (d)

		$111,229

(a)	Weighted average interest rate which is based on a spread over LIBOR, with a LIBOR floor of 1.63% per annum.
(b)	The borrower has rights to extend the term for three additional one-year periods and, under certain circumstances, prepay amounts outstanding.
(c)	Average interest rate of 9.0%. Interest pay rate is currently at an annual rate of 6.0% through March 2010, 8.5% thereafter through March 2015 and 11.0% thereafter through maturity in 2020.
(d)	Prepayable without penalty after 18 months from initial funding.

As of June 30, 2005, we held two other notes receivable, which aggregated $1.9 million and carried a weighted average interest rate of 11.21% per annum (the “Other Notes”) and collectively with the Omni Note, our mezzanine loans and preferred loan investments (the “Note Receivable Investments”). The Other Notes are secured in part by a minority partner’s preferred unit interest in the Operating Partnership, an interest in real property and a personal guarantee. $900,000 of the Other Notes matures on December 1, 2005 and the remaining $1.0 million matures on January 31, 2010.

Back to Contents

As of June 30, 2005, management has made subjective assessments as to the underlying security value on the Note Receivable Investments. These assessments indicate an excess of market value over the carrying value and, based on these assessments, we believe there is no impairment to their carrying value.

7.	STOCKHOLDERS’ EQUITY

Basic net income per share on the Company’s common stock was calculated using the weighted average number of shares outstanding of 81,882,157 and 66,892,096 for the three months ended June 30, 2005 and 2004, respectively, and 81,493,293 and 64,127,596 for the six months ended June 30, 2005 and 2004, respectively.

The following table sets forth our reconciliation of numerators and denominators of the basic and diluted net income per weighted average common share and the computation of basic and diluted net income per weighted average share for the Company’s common stock (in thousands except for earnings per share data):

	Three Months Ended		Six Months Ended,
	June 30,		June 30,

	2005	2004	2005	2004

Numerator:
Income before discontinued operations and dividends to
preferred stockholders	$17,418	$13,338	$34,675	$27,752
Discontinued operations (net of share applicable to limited
partners and Minority interests)	348	3,877	445	9,687
Dividends to preferred shareholders	—	(4,172)	—	(8,432)

Numerator for basic and diluted earnings per common share	$17,766	$13,043	$35,120	$29,007

Denominator:
Denominator for basic earnings per share – weighted average
common shares	81,882	66,892	81,493	64,128
Effect of dilutive securities:
Common stock equivalents	408	435	415	394

Denominator for diluted earnings per common share – adjusted
Weighted average shares and assumed conversions	82,290	67,327	81,908	64,522

Basic earnings per weighted average common share:
Income from continuing operations	$.22	$.13	$.42	$.30
Discontinued operations	—	.06	.01	.15

Net income per common share	$.22	$.19	$.43	$.45

Diluted earnings per weighted average common share:
Income from continuing operations	$.22	$.13	$.42	$.30
Discontinued operations	—	.06	.01	.15

Diluted net income per common share	$.22	$.19	$.43	$.45

In calculating diluted net income per weighted average common share, the Company takes into consideration any security that may be potentially dilutive with respect to its common stock. For all periods presented, securities considered to be potentially dilutive include, to the extent outstanding, stock option grants, Series A preferred stock and Series B preferred stock. OP Units have a distribution rate equivalent to a share of common stock and are convertible into common stock on a one for one basis. As such, OP Units are not dilutive with respect to the common stock.

A Class A OP Unit and a share of common stock have similar economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership. As of June 30, 2005, the Operating Partnership had issued and outstanding 1,617,675 Class A OP Units and 465,845 Class C OP Units. The Class A OP Units and the Company’s common stock currently receive a quarterly distribution of $0.4246 per unit/share. The Class C OP Units were issued in August 2003 in connection with the contribution of real property to the Operating Partnership and currently receive a quarterly distribution of $0.4664 per unit. Subject to certain holding periods, OP Units may either be redeemed for cash or, at the election of the Company, exchanged for shares of common stock on a one-for-one basis.

On June 20, 2005, as part of the consideration to acquire our joint venture partner’s 40% interest in the property located at 520 White Plains Road, Tarrytown, NY, we issued 127,510 OP Units valued at $31.37 per OP Unit.

Back to Contents

During June 2005, the Operating Partnership issued $287.5 million aggregate principal amount of 4.00% exchangeable senior debentures due June 15, 2025. The debentures were issued at 98% of par and are exchangeable for shares of common stock of the Company on or after June 15, 2024, and also under certain circumstances, at an initial exchange rate of 24.6124 common shares per $1,000 of principal amount of debentures. The initial exchange price of $40.63 represents a premium of approximately 25% to the closing price of the Company’s common stock on the issuance date of $32.50 per share. If exchanged in accordance with their terms, the debentures will be settled in cash up to their principal amount and any remaining exchange value will be settled, at our option, in cash, the Company’s common stock or a combination thereof. In accordance with the exchange rate terms of the debentures the Company has reserved approximately 8.8 million shares of its authorized common stock, $.01 par value, for potential future issuance upon the exchange of the debentures. Such amount is based on an exchange rate of 30.7692 common shares per $1,000 of principal amount of debentures. Although we have reserved these shares pursuant to the terms of the exchange rate terms, we believe the issuance of our shares, if any, would be significantly less than 8.8 million shares. The debentures are guaranteed by the Company. We have the option to redeem the debentures beginning June 18, 2010 for the principal amount plus accrued and unpaid interest. Holders of the debentures have the right to require us to repurchase their debentures at 100% of the principal amount thereof plus accrued and unpaid interest on June 15, 2010, June 15, 2015 and June 15, 2020 or, in the event of certain change in control transactions, prior to June 15, 2010.

The limited partners’ minority interest in the Operating Partnership (“Limited Partner Equity”), which is reflected on the accompanying balance sheets, is reported at an amount equal to the limited partners’ ownership percentage of the net equity of the Operating Partnership at the end of the reporting period. The Limited Partner Equity is adjusted at the end of the period to reflect the ownership percentages at that time. The Limited Partner Equity was approximately 3.2% and 5.2% at June 30, 2005 and 2004, respectively.

During the three month period ended June 30, 2005, 53,410 shares of the Company’s common stock were issued in connection with the exercise of outstanding options to purchase stock under its stock option plans resulting in proceeds to us of approximately $800,000. In addition, a limited partner in the Operating Partnership exchanged 841,992 OP Units for an equal number of shares of the Company’s common stock.

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

In July 2002, as a result of certain provisions of the Sarbanes-Oxley Act of 2002, we discontinued the use of stock loans in our Long Term Incentive Programs (“LTIP”). In connection with LTIP grants made prior to the enactment of the Sarbanes-Oxley Act of 2002, we currently have stock loans outstanding to certain executive officers which were used to purchase 385,000 shares of our common stock. The stock loans were priced at the market prices of our common stock at the time of issuance, bear interest at the mid-term Applicable Federal Rate and are secured by the shares purchased. Such stock loans (including accrued interest) are scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon initial vesting periods ranging from seven to ten years. Such forgiveness is based on continued service and in part on the Company attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. As of June 30, 2005, there remains 180,714 shares of common stock subject to the original stock loans which are anticipated to vest between 2006 and 2011. Approximately $276,000 and $507,000 and $248,000 and $556,000 of compensation expense was recorded for the three and six month periods ended June 30, 2005 and 2004, respectively, related to these LTIP. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

The outstanding stock loan balances due from executive officers aggregated approximately $3.8 million and $4.7 million at June 30, 2005 and December 31, 2004, respectively, and have been included as a reduction of additional paid in capital on the accompanying consolidated balance sheets. Other outstanding loans to executive and senior officers at June 30, 2005 and December 31, 2004 amounted to approximately $1.8 million and $2.7 million, respectively, and are included in investments in affiliate loans and joint ventures on the accompanying consolidated balance sheets and are primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

Back to Contents

In November 2002 and March 2003, an award of rights was granted to certain executive officers of the Company (the “2002 Rights” and “2003 Rights”, respectively, and collectively, the “Rights”). Each Right represents the right to receive, upon vesting, one share of common stock if shares are then available for grant under one of the Company’s stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights were earned on March 13, 2005 and vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the 2002 Rights. The 2002 Rights aggregate 62,835 shares of the Company’s common stock and the 2003 Rights aggregate 26,040 shares of common stock. As of June 30, 2005, there remains 31,417 shares of common stock reserved related to the 2002 Rights and 17,360 shares of common stock reserved related to the 2003 Rights. Approximately $120,000 and $224,000 and $100,000 and $201,000 of compensation expense was recorded for the three and six month periods ended June 30, 2005 and 2004, respectively, related to the Rights. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

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

Each executive and senior officer participating in the 2003 LTIP was offered the option to retain all or a portion of his core awards or to rescind them in exchange for new awards of LTIP Units. On December 27, 2004, certain executive and senior officers accepted such offer and thereby amended their Amended and Restated Long-Term Incentive Award Agreement to cancel, in the aggregate, 362,500 shares of restricted stock of the Company representing all or a portion of their unvested core award, and received an equal number of LTIP Units.

The revised awards under the 2003 LTIP were designed to provide the potential for executives to retain a greater equity interest in the Company by eliminating the need for executives to sell a portion of the core awards immediately upon vesting in order to satisfy personal income taxes which are due upon vesting under the original core awards.

On March 13, 2005 and March 13, 2004, with respect to the 2003 LTIP, the Company met its annual performance measure with respect to the 2004 and 2003 annual measurement periods, respectively. As a result, the Company issued to the participants of the 2003 LTIP 102,779 and 206,944 shares of its common stock, respectively, related to the core component of the 2003 LTIP.

Back to Contents

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

As of June 30, 2005, and as a result of the foregoing, there remains 155,553 shares of common stock reserved for future issuance under the core award of the 2003 LTIP and 530,433 shares of common stock reserved for issuance with respect to the issuance of LTIP Units. With respect to the core award of the 2003 LTIP, the Company recorded approximately $305,000 and $610,000 and $699,000 and $1.4 million of compensation expense for the three and six month periods ended June 30, 2005 and 2004, respectively. In addition, with respect to the LTIP Units and the 2005 LTIP Unit Grants, the Company recorded compensation expense of approximately $822,000 and $1.3 million for the three and six month periods ended June 30, 2005, respectively. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income. No accrual has been made with respect to the Special Outperformance Pool of the 2003 LTIP due to the uncertainty of the outcome of achieving the requisite performance measures.

Compensation expense with respect to the core component of the 2003 LTIP, which relates to the Company attaining certain annual performance measures, is recognized in accordance with paragraph 26 of Statement No. 123 as a “target stock price” plan. Under this type of plan, compensation expense is recognized for the target stock price awards whether or not the targeted stock price condition is achieved as long as the underlying service conditions are achieved. Accordingly, we obtained an independent third party valuation of the 2003 LTIP awards and recognize compensation expense on a straight-line basis through the vesting period for awards to employees who remain in service over the requisite period regardless of whether the target stock price has been reached.

Compensation expense with respect to the core component of the 2003 LTIP, which relates to the continued service of the grantee, is recognized in accordance with Statement No. 123 in which compensation expense is recognized on a straight-line basis through the vesting period based on the fair market value of the stock on the date of grant.

As a result of the election of certain executive and senior officers to exchange all or a portion of their 2003 LTIP into an equal number of LTIP Units we again obtained an independent third party valuation of the newly granted LTIP Units and determined that the fair value of the LTIP Units was not greater than the exchanged 2003 LTIP awards on the date of the exchange. As such, compensation expense to be recognized, on a straight-lined basis, over the vesting period of the LTIP Units equals the amount of unamortized compensation expense cost for the 2003 LTIP awards as of the exchange date.

We expect to adopt Statement No. 123R on January 1, 2006; however, we have not yet been able to determine the impact of Statement No. 123R on our consolidated financial statements at this time.

8.	SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (IN THOUSANDS)

	Six Months Ended June 30,

	2005	2004

Cash paid during the period for interest	$51,561	$50,277

Interest capitalized during the period	$4,611	$4,000

9.	SEGMENT DISCLOSURE

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

We do not consider (i) interest incurred on our Credit Facility, Bridge Facility and Senior Unsecured Notes, (ii) the operating performance of the office property located in Orlando, Florida, (iii) the operating performance of those properties reflected as discontinued operations on our consolidated statements of income and (iv) the operating results of the Service Companies as part of our Core Portfolio’s property operating performance for purposes of our component disclosure set forth below.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. In addition, historical amounts have been adjusted to give effect to our discontinued operations in accordance with Statement No. 144.

Back to Contents

The following table sets forth the components of our revenues and expenses and other related disclosures (in thousands):

	Three months ended

	June 30, 2005			June 30, 2004

	Core Portfolio	Other	Consolidated Totals	Core Portfolio	Other	Consolidated Totals

PROPERTY OPERATING REVENUES:
Base rents, tenant
escalations and reimbursements	$138,916	$2,886	$141,802	$124,798	$1,919	$126,717

EXPENSES:
Property operating expenses	52,626	1,369	53,995	49,528	841	50,369
Marketing, general and administrative	4,318	4,159	8,477	4,056	3,298	7,354
Depreciation and amortization	32,048	946	32,994	27,635	986	28,621

Total Operating Expenses	88,992	6,474	95,466	81,219	5,125	86,344

Operating Income (loss)	49,924	(3,588)	46,336	43,579	(3,206)	40,373

NON-OPERATING INCOME AND EXPENSES
Interest and investment income and other	557	3,262	3,819	557	2,761	3,318
Interest:
Expense incurred	(13,976)	(13,281)	(27,257)	(15,847)	(8,760)	(24,607)
Amortization of deferred financing costs	(280)	(741)	(1,021)	(294)	(605)	(899)

Total Non-Operating Income and Expenses	(13,699)	(10,760)	(24,459)	(15,584)	(6,604)	(22,188)

Income (loss) before minority interests, preferred dividends and distributions, equity in earnings of real estate joint ventures and discontinued operations	$36,225	$(14,348)	$21,877	$27,995	$(9,810)	$18,185

	Six Months Ended

	June 30, 2005			June 30, 2004

	Core Portfolio	Other	Consolidated Totals	Core Portfolio	Other	Consolidated Totals

PROPERTY OPERATING REVENUES:
Base rents, tenant
escalations and reimbursements	$274,200	$4,471	$278,671	$251,428	$3,910	$255,338

EXPENSES:
Property operating expenses	107,453	2,027	109,480	99,965	1,609	101,574
Marketing, general and administrative	8,617	8,075	16,692	8,240	6,161	14,401
Depreciation and amortization	61,192	1,877	63,069	54,735	1,984	56,719

Total Operating Expenses	177,262	11,979	189,241	162,940	9,754	172,694

Operating Income (loss)	96,938	(7,508)	89,430	88,488	(5,844)	82,644

NON-OPERATING INCOME AND EXPENSES
Interest and investment income and other	1,444	5,554	6,998	1,981	7,000	8,981
Interest:
Expense incurred	(25,078)	(25,747)	(50,825)	(31,477)	(18,791)	(50,268)
Amortization of deferred financing costs	(567)	(1,492)	(2,059)	(588)	(1,238)	(1,826)

Total Non-Operating Income and Expenses	(24,201)	(21,685)	(45,886)	(30,084)	(13,029)	(43,113)

Income (loss) before minority interests, preferred dividends and distributions, equity in earnings of real estate joint ventures and discontinued operations	$72,737	$(29,193)	$43,544	$58,404	$(18,873)	$39,531

Total Assets	$3,520,263	$293,439	$3,813,702	$2,900,576	$232,278	$3,132,854

10.	NON-CASH INVESTING AND FINANCING ACTIVITIES

During June 2005, a limited partner exchanged 841,992 OP Units for an equal number of shares of the Company’s common stock which were priced at $31.60 per share.

On June 20, 2005, as part of the consideration to acquire our joint venture partner’s 40% interest in the property located at 520 White Plains Road, Tarrytown, NY, we issued 127,510 OP Units valued at $31.37 per OP Unit and assumed approximately $4.1 of secured mortgage indebtedness of the joint venture.

In May 2005, we acquired an approximate $55.3 million interest in a 15-year loan secured by an indirect interest in a 550,000 square foot condominium in a Class A office tower located at 1166 Avenue of the Americas, New York, NY. This investment replaced our $34.0 million mezzanine loan, including accrued and unpaid interest, to one of the partners owning such condominium interest.

Back to Contents

11.	RELATED PARTY TRANSACTIONS

In connection with our IPO, we were granted ten-year options to acquire ten properties (the “Option Properties”) which were either owned by certain Rechler family members who were also executive officers of the Company, or in which the Rechler family members owned a non-controlling minority interest, at prices based upon an agreed upon formula. In years prior to 2001, one Option Property was sold by the Rechler family members to a third party and four of the Option Properties were acquired by us for an aggregate purchase price of approximately $35.0 million, which included the issuance of approximately 475,000 Class A OP Units valued at approximately $8.8 million. During November, 2003, in connection with the sale of all but three of our 95 property, 5.9 million square foot, Long Island industrial building portfolio to members of the Rechler family, four of the five remaining options (the “Remaining Option Properties”) were terminated along with management contracts relating to three of the properties.

As part of the Company’s REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Code. These services are currently provided by the Service Companies. During the three and six months ended June 30, 2005 and 2004, Reckson Construction & Development LLC (“RCD”) billed approximately $17,000 and $26,000 and $217,000 and $678,000, respectively, of market rate services and Reckson Management Group, Inc. (“RMG”) billed approximately $71,000 and $142,000 and $72,000 and $138,000, respectively, of market rate management fees to the Remaining Option Properties.

RMG leases approximately 26,000 square feet of office space at a Remaining Option Property located at 225 Broadhollow Road, Melville, NY for its corporate offices at an annual base rent of approximately $780,000. RMG also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $79,000. In addition, commencing April 1, 2004, RCD has been leasing approximately 17,000 square feet of space at a Remaining Option Property, located at 225 Broadhollow Road, Melville, NY, which is scheduled to terminate on September 30, 2006. Base rent of approximately $122,000 and $244,000 was paid by RCD during the three and six months ended June 30, 2005, respectively, and $121,000 was paid for the three months ended June 30, 2004. Commencing in April 2005, RCD sub-let the entire 17,000 square feet to a third party for approximately $35,000 per month through RCD’s September 2006 lease termination date.

On March 28, 2005, an entity (“REP”) owned by members of the Rechler family (excluding Scott Rechler, but including his father, Roger, and brother, Gregg) exercised a Right of First Refusal (which was granted in connection with the 2003 sale of the industrial portfolio by us) to acquire a vacant parcel of land for a purchase price of $2.0 million. We have agreed to provide REP with the option to defer the closing on the purchase until September 2006, for a non-refundable deposit of $400,000 and a fee of $10,666 per month for each month that the closing is deferred. In connection therewith, REP agreed to settle a dispute concerning an easement on a separate parcel of land owned by us adjacent to one of the properties transferred to REP in the 2003 industrial transaction.

A company affiliated with an independent director of the Company leases 15,566 square feet in a property owned by us at an annual base rent of approximately $430,000.

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. (“FrontLine”), and Reckson Strategic Venture Partners, LLC (“RSVP”). RSVP is a real estate venture capital fund which invested primarily in real estate and real estate operating companies outside the Company’s core office and industrial / R&D focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the “FrontLine Facility”) in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $110 million relating to RSVP (the “RSVP Commitment”), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the “RSVP Facility”) having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the “FrontLine Loans”). At March 31, 2005, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. Interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million.

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

Back to Contents

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

In connection with the restructuring, RSVP and certain of its affiliates obtained a $60 million secured loan (the “RSVP Secured Loan”). In connection with this loan, the Operating Partnership agreed to indemnify the lender in respect of any environmental liabilities incurred with regard to RSVP’s remaining assets in which the Operating Partnership has a joint venture interest (primarily certain student housing assets held by RSVP) and guaranteed the obligation of an affiliate of RSVP to the lender in an amount up to $6 million plus collection costs for any losses incurred by the lender as a result of certain acts of malfeasance on the part of RSVP and/or its affiliates. The RSVP Secured Loan is scheduled to mature in 2006 and is expected to be repaid from proceeds of assets sales by RSVP and/or a joint venture between RSVP and a subsidiary of the Operating Partnership.

As a result of certain transactions including the successful public offering of American Campus Communities, a joint venture owned by RSVP and Reckson Operating Partnership, the net carrying value of the Company’s investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company’s share of previously accrued GAAP equity in earnings on those investments, is approximately $55.2 million which was reassessed with no change by management as of June 30, 2005. Such amount has been reflected in investments in affiliate loans and joint ventures on the Company’s consolidated balance sheet.

Scott H. Rechler, who serves as Chief Executive Officer, President and Chairman of the Board of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP and serves as a member of the Board of Directors of ACC.

In November 2004, Concord Associates LLC and Sullivan Resorts LLC, a joint venture approximately 47% owned by RSVP, executed a binding agreement to contribute its Concord and Grossingers resort properties (excluding residential land) to Empire Resorts Inc. (NASDAQ: NYNY)(“Empire”) for consideration of 18 million shares of common stock of Empire and the right to appoint five members of the Board of Directors. It is currently anticipated that Scott H. Rechler will be appointed to fill one seat on Empire’s Board. On March 4, 2005, Empire announced that the agreement had been amended, whereby the parties agreed to waive the condition to closing which required final governmental approval of gaming in the Catskills. The transaction is subject to satisfaction of certain conditions and approvals, including the approval of Empire’s shareholders. There can be no assurances that gaming will be approved in the Catskills or that the transaction will be completed on its current terms or at all.

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

We had undrawn letters of credit outstanding against our Credit Facility of approximately $1.2 million at June 30, 2005. On July 8, 2005 we issued a $24.0 million standby letter of credit to secure a deposit obligation for the pending acquisition of a 1.1 million square foot Class A office complex located at 204 EAB Plaza in Uniondale, NY. (See Note 6)

A number of shareholder derivative actions have been commenced purportedly on behalf of the Company against the Board of Directors relating to the disposition of our Long Island industrial portfolio. The complaints allege, among other things, that the process by which the directors agreed to the transaction was not sufficiently independent of the Rechler family and did not involve a “market check” or third party auction process and, as a result, was not for adequate consideration. The plaintiffs seek similar relief, including a declaration that the directors violated their fiduciary duties and damages. On May 25, 2004, the Circuit Court for Baltimore City granted the defendants’ motions to dismiss the three consolidated Maryland actions on the ground that the plaintiffs in those actions had failed to make a pre-suit demand on the Board of Directors, or to allege facts showing that such a demand would have been futile. Final judgment was entered on June 8, 2004, and on June 30, 2004, the plaintiffs in the Maryland actions filed a notice of appeal from that judgment to the Maryland Court of Special Appeals. The Company’s management believes that the complaints are without merit.

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

On June 16, 2005, Judge Evelyn Omega Connor of the Circuit Court of Baltimore City signed an order regarding preliminary approval and notice with respect to the shareholder derivative actions. A hearing to consider approval of the proposed settlement has been scheduled for September 20, 2005, at 9:30 a.m., in the Circuit Court for Baltimore City. There can be no assurance that final court approval will be obtained.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements of Reckson Associates Realty Corp. (the “Company”) and related notes thereto.

The Company considers certain statements set forth herein to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Company’s expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the timing and success of acquisitions and the completion of development or redevelopment of properties, the financing of the Company’s operations, the ability to lease vacant space and the ability to renew or relet space under expiring leases, involve risks and uncertainties. Many of the forward-looking statements can be identified by the use of words such as “believes”, “may”, “expects”, “anticipates”, “intends” or similar expressions. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Company can give no assurance that its expectation will be achieved. Among those risks, trends and uncertainties are: the general economic climate, including the conditions affecting industries in which our principal tenants compete; changes in the supply of and demand for office in the New York Tri-State area; changes in interest rate levels; changes in the Company’s credit ratings; changes in the Company’s cost and access to capital; downturns in rental rate levels in our markets and our ability to lease or re-lease space in a timely manner at current or anticipated rental rate levels; the availability of financing to us or our tenants; the financial condition of our tenants; changes in operating costs, including utility, security, real estate tax and insurance costs; repayment of debt owed to the Company by third parties; risks associated with joint ventures; liability for uninsured losses or environmental matters; and other risks associated with the development and acquisition of properties, including risks that development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. Consequently, such forward-looking statements should be regarded solely as reflections of the Company’s current operating and development plans and estimates. These plans and estimates are subject to revisions from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

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

Revenue Recognition and Accounts Receivable

Minimum rental revenue is recognized on a straight-line basis, which averages minimum rents over the terms of the leases. The excess of rents recognized over amounts contractually due are included in deferred rents receivable on our balance sheets. Contractually due but unpaid rents are included in tenant receivables on our balance sheets. Certain lease agreements also provide for reimbursement of real estate taxes, insurance, common area maintenance costs and indexed rental increases, which are recorded on an accrual basis. Ancillary and other property related income is recognized in the period earned.

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

We incurred approximately $657,000 and $1.1 million and $700,000 and $1.8 million of bad debt expense, net of discontinued operations, for the three and six month periods ended June 30, 2005 and 2004, respectively, related to tenant receivables which accordingly reduced our total revenues and reported net income during the period.

Back to Contents

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

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement No. 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”). Statement No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement No. 123R is similar to the approach described in Statement No. 123. However, Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement No. 123R must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement No. 123R on January 1, 2006.

Effective January 1, 2002, we elected to follow Statement No. 123 and use the Black-Scholes option pricing model to estimate the value of stock options granted to employees and expect to continue to use this acceptable option valuation model upon the required adoption of Statement No. 123R on January 1, 2006. Because Statement No. 123R must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because we adopted Statement No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under Statement No. 123 would be recognized under Statement No. 123R. However, on January 1, 2006, the date we expect to adopt Statement No. 123R, all of the unexercised options outstanding at June 30, 2005 under our stock option plans will be fully vested. As a result, no additional expense will be recognized. In addition, had we adopted Statement No. 123R in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which explains how to identify variable interest entities (“VIEs”) and how to assess whether to consolidate such entities. VIEs are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs which we are involved with must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. The initial determination of whether an entity qualifies as a VIE shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date of a triggering event, as defined. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. In December 2003 the FASB issued FIN 46R, deferring the effective date until the period ended March 31, 2004 for interests held by public companies in VIEs created before February 1, 2003, which were non-special purpose entities. We adopted FIN 46R during the period ended March 31, 2004 and have determined that our consolidated subsidiaries do not represent VIEs pursuant to such interpretation. We will continue to monitor any changes in circumstances relating to certain of our consolidated and unconsolidated joint ventures which could result in a change in our consolidation policy.

Current pronouncements

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“Issue 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. The adoption of Issue 04-5 by the Company for new or modified limited partnership arrangements is effective June 30, 2005 and for existing limited partnership arrangements effective January 1, 2006. We do not expect that we will be required to consolidate our current unconsolidated joint venture investment nor will Issue 04-05 have a material effect on our consolidated financial statements.

Overview and Background

The Reckson Group, the predecessor to the Company, was engaged in the ownership, management, operation, leasing and development of commercial real estate properties, principally office and industrial / R&D buildings, and also owned undeveloped land located primarily on Long Island, NY. In June 1995, the Company completed an initial public offering (the “IPO”), succeeded to the Reckson Group’s real estate business and commenced operations.

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

Back to Contents

In connection with our IPO, we were granted ten-year options to acquire ten properties (the “Option Properties”) which were either owned by certain Rechler family members who were also executive officers of the Company, or in which the Rechler family members owned a non-controlling minority interest, at prices based upon an agreed upon formula. In years prior to 2001, one Option Property was sold by the Rechler family members to a third party and four of the Option Properties were acquired by us for an aggregate purchase price of approximately $35.0 million, which included the issuance of approximately 475,000 common units of limited partnership interest in the Operating Partnership (“OP Units”) valued at approximately $8.8 million. During November, 2003, in connection with the sale of our Long Island industrial building portfolio to members of the Rechler family, four of the five remaining options (the “Remaining Option Properties”) were terminated, along with management contracts relating to three of the properties.

As part of the Company’s REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Internal Revenue Code of 1986, as amended (the “Code”). These services are currently provided by Reckson Management Group, Inc. (“RMG”), RANY Management Group, Inc., Reckson Construction and Development LLC (“RCD”) and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”). During the three and six months ended June 30, 2005 and 2004, RCD billed approximately $17,000 and $26,000 and $217,000 and $678,000 of market rate services and RMG billed approximately $71,000 and $142,000 and $72,000 and $138,000 of market rate management fees to the Remaining Option Properties.

RMG leases approximately 26,000 square feet of office space at a Remaining Option Property located at 225 Broadhollow Road, Melville, NY for its corporate offices at an annual base rent of approximately $780,000. RMG also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $79,000. In addition, commencing April 1, 2004, RCD has been leasing approximately 17,000 square feet of space at a Remaining Option Property, located at 225 Broadhollow Road, Melville, NY, which is scheduled to terminate on September 30, 2006. Base rent of approximately $122,000 and $244,000 was paid by RCD during the three and six months ended June 30, 2005, respectively, and $121,000 was paid for the three months ended June 30, 2004. Commencing in April 2005, RCD sub-let the entire 17,000 square feet to a third party for approximately $35,000 per month through RCD’s September 2006 lease termination date.

On March 28, 2005, an entity (“REP”) owned by members of the Rechler family (excluding Scott Rechler, but including his father, Roger, and brother, Gregg) exercised a Right of First Refusal (which was granted in connection with the 2003 sale of the industrial portfolio by us) to acquire a vacant parcel of land for a purchase price of $2.0 million. We have agreed to provide REP with the option to defer the closing on the purchase until September 2006, for a non-refundable deposit of $400,000 and a fee of $10,666 per month for each month that the closing is deferred. In connection therewith, REP agreed to settle a dispute concerning an easement on a separate parcel of land owned by us adjacent to one of the properties transferred to REP in the 2003 industrial transaction.

A company affiliated with an independent director of the Company leases 15,566 square feet in a property owned by us at an annual base rent of approximately $430,000.

As of June 30, 2005 we owned and operated 82 office properties (inclusive of eight office properties owned through joint ventures), encompassing approximately 16.8 million rentable square feet and eight industrial / R&D properties encompassing approximately 863,000 rentable square feet located in the Tri-State Area.

At June 30, 2005, we owned approximately 341 acres of land in 12 separate parcels of which we can, based on current estimates, develop approximately 3.1 million square feet of office space (the “Development Parcels”). During July 2004, we commenced the ground-up development on one of the Development Parcels of a 305,000 square foot Class A office building with a total anticipated investment of approximately $61.3 million. This development is located within our existing three building executive office park in Melville, NY. In addition, during July 2005, we commenced the ground-up development on one of the Development Parcels of a 37,000 square foot Class A retail property with a total anticipated investment of approximately $10.1 million. This development is located within our existing six building office park in Stamford, Connecticut. There can be no assurances that the actual cost of these ground-up development projects will not exceed their anticipated amounts. Further, one of the Development Parcels, aggregating approximately 4.1 acres is classified as held for sale on our balance sheets and is expected to close during 2006 for aggregate consideration of $2.0 million. In addition, as previously discussed, in May 2005, we entered into a contract to sell approximately 60 acres of vacant land in Chatham Township, NJ. As of June 30, 2005, we had invested approximately $175.3 million in the Development Parcels. One of the Development Parcels, comprising 39.5 acres located in Valhalla, NY, was previously under contract for sale and was contingent upon obtaining zoning for residential use of the land and other customary due diligence and approvals. In May 2005, the purchaser terminated the contract.

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

During January 2005, we acquired, in two separate transactions, two Class A office properties located at One and Seven Giralda Farms in Madison, New Jersey for total consideration of approximately $78.0 million. One Giralda Farms encompasses approximately 150,000 rentable square feet and Seven Giralda Farms encompasses approximately 203,000 rentable square feet. We made these acquisitions through borrowings under our Credit Facility.

In May 2005, we acquired a 1.4 million square foot, 50-story, Class A office tower located at One Court Square, Long Island City, a sub-market of New York City, for approximately $471.0 million, inclusive of transfer taxes and transactional costs. One Court Square is 100% leased to the seller, Citibank N.A., under a 15-year net lease. The lease contains partial cancellation options effective during 2011 and 2012 for up to 20% of the leased space and in 2014 and 2015 for up to an additional 20% of the leased space, subject to notice and the payment of early termination penalties. We are currently negotiating with an institutional joint venture partner to sell between a 60% and 70% interest in this property.

Back to Contents

In May 2005, we completed mandatory arbitration proceedings relating to the re-setting of the rent under the ground lease pursuant to which we own an approximately 1.1 million square foot Class A office tower located at 1185 Avenue of the Americas, New York, NY. The rent was re-set, and is not subject to further increase, for the remaining 37 years of the ground lease (inclusive of a 20-year extension at our option) to approximately $6.9 million per annum. Such re-set is retroactive to June 2004.

On May 26, 2005, we entered into a contract to sell approximately 60 acres of vacant land located in Chatham Township, NJ for up to approximately $30.0 million which is based upon a final approved site plan. The closing is anticipated to occur upon receiving final zoning approvals and other customary due diligence and approvals. The sale is contingent upon due diligence, environmental assessment, zoning and other customary approvals. There can be no assurances that any of the aforementioned contingences will be achieved and the sale ultimately completed.

On June 8, 2005, we sold a three-acre vacant land parcel located on Long Island for approximately $1.4 million which resulted in a net gain of approximately $175,000, net of limited partner’s minority interest. Such gain is reflected as a component of discontinued operations on our consolidated statements of income.

On June 20, 2005, we acquired our joint venture partner’s 40% interest in a 172,000 square foot office property located at 520 White Plains Road, Tarrytown, NY for approximately $8.1 million which consisted of the issuance of 127,510 OP Units valued at $31.37 per OP Unit and the assumption of approximately $4.1 million of secured mortgage indebtedness of the joint venture. Prior to us acquiring this interest, we accounted for the joint venture under the equity method of accounting. In accordance with the equity method of accounting our proportionate share of the joint venture’s income was approximately $25,000 and $176,000 and $294,000 and $408,000 for the three and six month periods ended June 30, 2005 and 2004, respectively.

On June 21, 2005, we entered into a contract to sell two suburban office properties, aggregating approximately 69,000 square feet, located at 310 and 333 East Shore Road in Great Neck, Long Island for aggregate consideration of approximately $17.3 million. The sale is scheduled to close within 3 months. There can be no assurances that such sale will occur under the terms anticipated or at all.

On July 8, 2005, we entered into a contract to purchase a 1.1 million square foot Class A office complex located at 204 EAB Plaza in Uniondale, NY, commonly referred to as “EAB Plaza”, for approximately $240 million. The property is encumbered by a long-term ground lease which has a remaining term in excess of 75 years, including renewal options. Pursuant to the terms of the contract, we provided the seller with a down payment in the form of a $24.0 million standby letter of credit. Such letter of credit was issued under our unsecured credit facility. We currently hold a $27.6 million junior mezzanine loan which is secured by a pledge of an indirect ownership interest of an entity which currently owns the ground leasehold estate. Prior to closing on the acquisition of EAB Plaza, we have the option to purchase an adjoining 8.2-acre development site. If we do not exercise this option, we will provide a two-year $10 million loan to the seller, secured by the development site and will be retained to provide development related consulting services for the site. We anticipate closing on this complex in October 2005 through the satisfaction of our junior mezzanine loan and a borrowing under our unsecured credit facility. There can be no assurances that we will acquire this property or that we will fund the purchase price as described.

On July 14, 2005, we acquired two adjacent Class A suburban office properties aggregating 228,000 square feet located at 225 High Ridge Road in Stamford, CT for approximately $76.3 million. This acquisition was made through a borrowing under our unsecured credit facility. The buildings are currently 100% leased and we anticipate contributing the property to a to-be-formed joint venture. There can be no assurances that this property will be contributed to the aforementioned joint venture or that such joint venture will be formed.

On July 26, 2005, we announced the commencement of marketing of an offering in Australia of A$271 million (approximately US$203 million) of units in Reckson New York Property Trust (“Reckson LPT”), a newly-formed listed property trust to be traded on the Australia Securities Exchange (ASX). It is contemplated that Reckson LPT will contribute the net proceeds of the offering in exchange for a 75% indirect interest in a newly-formed joint venture in the United States. We will transfer 25 of our properties with a value of approximately $563 million and containing an aggregate of 3.4 million square feet to the joint venture in exchange for a 25% interest and approximately $502 million in cash (inclusive of proceeds from mortgage debt). We will arrange for approximately $319 million of debt, including approximately $247 million of fixed rate debt and approximately $72 million of floating rate debt, that will encumber the properties transferred to the joint venture. We will also grant the joint venture options to acquire 10 additional properties containing an aggregate of approximately 1.2 million square feet over a two year period at a price based upon the fair market value at the time of transfer to the joint venture.

In accordance with FASB Statement No. 144, it is anticipated that the assets and liabilities of the properties to be contributed to the joint venture will be classified as held for sale on our consolidated balance sheets, for all periods presented, commencing with the quarterly period ended September 30, 2005.

Pursuant to the terms of the offering of the units of Reckson LPT, investors will pay 65% of the price of the units in a closing scheduled to occur in late September 2005 and the remaining 35% in October 2006. We will transfer the 25 properties to the joint venture in three tranches, with properties having a value of approximately $367 million being transferred in late September 2005, approximately $72 million being transferred in January 2006 (such transfer to be funded entirely from the proceeds of mortgage debt) and approximately $124 million being transferred in October 2006.

Back to Contents

We also announced the formation of Reckson Australia Management Limited (“RAML”), a wholly-owned subsidiary, that will manage Reckson LPT and serve as its “Responsible Entity.” The Responsible Entity will be managed by a six member board that will include three independent directors from Australia. Our affiliates will provide asset management, property management, leasing, construction and other services to the joint venture.

It is anticipated that a portion of the gain relating to the properties transferred to the joint venture will be deferred through an exchange qualifying under Section 1031 of the Internal Revenue Code in connection with our acquisition of EAB Plaza in Uniondale, New York. We do not currently anticipate that we will make any special distribution to our stockholders with regard to the gain.

Under the terms of the offering we will be entitled to receive certain transaction fees. In addition, it is contemplated that RAML and Reckson Management Group, Inc. will share in certain other ongoing fees related to property management, leasing, construction, acquisition and disposition services.

Although the marketing of the units of Reckson LPT has commenced, the underwriting agreement relating to the offering, contribution agreement relating to the contribution of the properties to the joint venture and other documents have not been executed. There can be no assurance that the offering will be completed and that the joint venture will be formed on the terms described above or at all.

On March 16, 2005, a wholly owned subsidiary of the Operating Partnership advanced under separate mezzanine loan agreements, each of which bears interest at 9% per annum, (i) approximately $8.0 million which matures in April 2010 and is secured, in part, by indirect ownership interests in ten suburban office properties located in adjacent office parks in Long Island, NY and (ii) approximately $20.4 million which matures in April 2012 and is secured, in part, by indirect ownership interests in twenty-two suburban office properties located in adjacent office parks in Long Island, NY. Each mezzanine loan is additionally secured by other guaranties, pledges and assurances and are pre-payable without penalty after 18 months from the initial funding. We made these investments through a borrowing under our unsecured credit facility.

In May 2005, we acquired a 65% interest in an $85 million, 15-year loan secured by an indirect interest in a 550,000 square foot condominium in a Class A office tower located at 1166 Avenue of the Americas, New York, NY for approximately $55.3 million. The loan accrues compounded interest at 9.0% and pays interest at an annual rate of 6.0% through March 2010, 8.5% thereafter through March 2015 and 11.0% thereafter through maturity in 2020. The loan is pre-payable only under certain circumstances and, in any case, not before 2009. Upon a capital event related to the indirect interest in the property which secures the loan, we are entitled to participate in 30% of net proceeds derived from such capital event. This investment replaced our $34.0 million mezzanine loan, including accrued and unpaid interest, to one of the partners owning such condominium interest. We also acquired an approximately 5% indirect ownership interest in the property for a purchase price of approximately $6.2 million. The property is currently 100% leased. The balance of these investments was funded through a borrowing under our unsecured credit facility and cash on hand.

We hold a $17.0 million note receivable, which bears interest at 12% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, NY (the “Omni Note”). We currently own a 60% majority partnership interest in Omni Partners, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property.

At June 30, 2005, we had invested approximately $111.2 million in mezzanine loans and participating loan investments. In general these investments are secured by a pledge of either a direct or indirect ownership interest in the underlying real estate or leasehold, other guaranties, pledges and assurances.

The following table sets forth the terms of these investments at June 30, 2005 (in thousands):

Description	Property	Amount	Interest Rate		Funding	Maturity

Mezzanine loan	EAB Plaza	$27,592	14.19%	(a)	Sep, 2003	Sep, 2005	(b)
Participating loan	1166 Avenue of the Americas	55,250	9.00%	(c)	May, 2005	Dec, 2020
Mezzanine loan	Long Island office portfolio	8,031	9.00%		Mar, 2005	Apr, 2010	(d)
Mezzanine loan	Long Island office portfolio	20,356	9.00%		Mar, 2005	Apr, 2012	(d)

		$111,229

(a)	Weighted average interest rate which is based on a spread over LIBOR, with a LIBOR floor of 1.63% per annum.

Back to Contents

(b)	The borrower has rights to extend the term for three additional one-year periods and, under certain circumstances, prepay amounts outstanding.

(c)	Average interest rate of 9.0%. Interest pay rate is currently at an annual rate of 6.0% through March 2010, 8.5% thereafter through March 2015 and 11.0% thereafter through maturity in 2020.

(d)	Prepayable without penalty after 18 months from initial funding.

As of June 30, 2005, we held two other notes receivable, which aggregated approximately $1.9 million and carried a weighted average interest rate of 11.21% per annum (the “Other Notes”) and collectively with the Omni Note, our mezzanine loans and preferred loan investments (the “Note Receivable Investments”). The Other Notes are secured in part by a minority partner’s preferred unit interest in the Operating Partnership, an interest in real property and a personal guarantee. $900,000 of the Other Notes matures on December 1, 2005 and the remaining $1.0 million matures on January 31, 2010.

As of June 30, 2005, management has made subjective assessments as to the underlying security value on the Note Receivable Investments. These assessments indicate an excess of market value over the carrying value and, based on these assessments, we believe there is no impairment to their carrying value.

Our market capitalization at June 30, 2005 was approximately $4.9 billion. Our market capitalization is based on the sum of (i) the market value of the Company’s common stock and OP Units (assuming conversion) of $33.55 per share / unit (based on the closing price of the Company’s common stock on June 30, 2005), (ii) the liquidation preference value of the Operating Partnership’s preferred units of $1,000 per unit and (iii) approximately $2.1 billion (net of minority partners’ interests’ share of consolidated joint venture debt) of debt outstanding at June 30, 2005. As a result, our total debt to total market capitalization ratio at June 30, 2005 equaled approximately 42.0% .

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. (“FrontLine”), and Reckson Strategic Venture Partners, LLC (“RSVP”). RSVP is a real estate venture capital fund which invested primarily in real estate and real estate operating companies outside the Company’s core office and industrial / R&D focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the “FrontLine Facility”) in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $110 million relating to RSVP (the “RSVP Commitment”), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the “RSVP Facility”) having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the “FrontLine Loans”). At March 31, 2005, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. Interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million.

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

In connection with the restructuring, RSVP and certain of its affiliates obtained a $60 million secured loan (the “RSVP Secured Loan”). In connection with this loan, the Operating Partnership agreed to indemnify the lender in respect of any environmental liabilities incurred with regard to RSVP’s remaining assets in which the Operating Partnership has a joint venture interest (primarily certain student housing assets held by RSVP) and guaranteed the obligation of an affiliate of RSVP to the lender in an amount up to $6 million plus collection costs for any losses incurred by the lender as a result of certain acts of malfeasance on the part of RSVP and/or its affiliates. The RSVP Secured Loan is scheduled to mature in 2006 and is expected to be repaid from proceeds of assets sales by RSVP and/or a joint venture between RSVP and a subsidiary of the Operating Partnership.

Back to Contents

As a result of certain transactions including the successful public offering of American Campus Communities, a joint venture owned by RSVP and Reckson Operating Partnership, the net carrying value of the Company’s investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company’s share of previously accrued GAAP equity in earnings on those investments, is approximately $55.2 million which was reassessed with no change by management as of June 30, 2005. Such amount has been reflected in investments in affiliate loans and joint ventures on the Company’s consolidated balance sheet.

Scott H. Rechler, who serves as Chief Executive Officer, President and Chairman of the Board of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP and serves as a member of the Board of Directors of ACC.

In November 2004, Concord Associates LLC and Sullivan Resorts LLC, a joint venture approximately 47% owned by RSVP, executed a binding agreement to contribute its Concord and Grossingers resort properties (excluding residential land) to Empire Resorts Inc. (NASDAQ: NYNY)(“Empire”) for consideration of 18 million shares of common stock of Empire and the right to appoint five members of the Board of Directors. It is currently anticipated that Scott H. Rechler will be appointed to fill one seat on Empire’s Board. On March 4, 2005, Empire announced that the agreement had been amended, whereby the parties agreed to waive the condition to closing which required final governmental approval of gaming in the Catskills. The transaction is subject to satisfaction of certain conditions and approvals, including the approval of Empire’s shareholders. There can be no assurances that gaming will be approved in the Catskills or that the transaction will be completed on its current terms or at all.

Back to Contents

Results of Operations

The following table is a comparison of the results of operations for the three month period ended June 30, 2005 to the three month period ended June 30, 2004 (dollars in thousands):

	Three months ended June 30,

			Change

	2005	2004	Dollars	Percent

Property Operating Revenues:
Base rents	$123,804	$109,265	$14,539	13.3%
Tenant escalations and reimbursements	17,998	17,452	546	3.1%

Total property operating revenues	$141,802	$126,717	$15,085	11.9%

Property Operating Expenses:
Operating expenses	$31,430	$30,401	$1,029	3.4%
Real estate taxes	22,565	19,968	2,597	13.0%

Total property operating expenses	$53,995	$50,369	$3,626	7.2%

Interest and Investment Income and Other	$3,819	$3,318	$501	15.1%

Other Expenses:
Interest expense incurred	$27,257	$24,607	$2,650	10.8%
Amortization of deferred financing costs	1,021	899	122	13.6%
Marketing, general and administrative	8,477	7,354	1,123	15.3%

Total other expenses	$36,755	$32,860	$3,895	11.9%

Our property operating revenues, which include base rents and tenant escalations and reimbursements (“Property Operating Revenues”), increased by $15.1 million for the three months ended June 30, 2005 as compared to the 2004 period. Property Operating Revenues increased by $8.6 million attributable to newly acquired properties during 2005 and $6.9 million in built in rent increases and straight line rental revenue increases in our same store properties. These increases were offset by $0.5. million decrease in termination fees.

Our property operating expenses, real estate taxes and ground rents (“Property Expenses”) increased by $3.6 million for the three months ended June 30, 2005 as compared to the 2004 period. The increase is due to a $1.1 million increase in real estate taxes and operating expenses related to our same store properties. Newly acquired properties in 2005 increased property expenses by $2.5 million. The increase in real estate taxes is attributable to the increases levied by certain municipalities, particularly in New York City and Westchester County, New York.

Interest and Investment income and other increased by $501,000 or 15.1% for the three months ended June 30, 2005 as compared to the 2004 period. This increase is primarily a result of an increase in interest income of approximately $1.5 million due to a weighted average increase in our Note Receivable Investments of approximately $56.8 million from the 2004 period. This increase was offset by a decrease of $400,000 in the gain recognized on a land sale and build-to-suit transaction earned in 2004 with no such gain recognized in the 2005 period and a decrease of approximately $550,000 related to real estate tax and other non-tenant related recoveries.

Interest expense incurred increased by $2.7 million or 10.8 % for the three months ended June 30, 2005 as compared to the 2004 period. Approximately $2.3 million of the increase is attributable to the Operating Partnership’s senior unsecured notes issued in August 2004 which were not outstanding during the 2004 period and the issuance of $287.5 million of senior unsecured debentures in June 2005. Interest expense also increased by $2.7 million incurred under our unsecured bridge facility, which was funded in May 2005, and $3.3 million incurred under our unsecured revolving credit facility. The increase in interest expense incurred under our unsecured credit facility is a result of an increase in the weighted average balance outstanding and an increase in the weighted average interest rate from 3.2% to 4.2% . The weighted average balance outstanding under our unsecured credit facility was $381.5 million for the three months ended June 30, 2005 as compared to $90.0 million for the three months ended June 30, 2004. During the 2005 period we also incurred approximately $200,000 of interest ineffective costs related to our anticipatory interest rate hedge agreements with no such costs incurred during the 2004 period. These aggregate increases of $8.5 million were off-set by decreases in interest expense of approximately $472,000 incurred under our same store mortgage portfolio and a decrease in interest expense of approximately $5.1 million incurred during the 2004 period from two mortgage notes which were subsequently satisfied.

Back to Contents

Marketing, general and administrative expenses increased by $1.1 million for the three months ended June 30, 2005 as compared to the 2004 period. This overall net increase is attributable to increased costs of maintaining offices and infrastructure in each of our five divisional markets, higher compensation costs including amortization expense related to restricted stock awards to non-executive officers and increases in charitable contributions to organizations that operate within our market places. Marketing, general and administrative costs represented 5.8% of total revenues from continuing operations (excluding gains on sales of depreciable real estate assets) in the 2005 period as compared to 5.6% in the 2004 period.

Discontinued operations net of minority interests decreased by approximately $3.5 million for the three months ended June 30, 2005 as compared to the 2004 period. This decrease is primarily attributable to a decrease in the gain on sales related to those properties sold, including their income from discontinued operations in the 2004 period of $3.7 million as compared to $175,000 for the 2005 period.

The following table is a comparison of the results of operations for the six month period ended June 30, 2005 to the six month period ended June 30, 2004 (dollars in thousands):

	Six months ended June 30,

			Change

	2005	2004	Dollars	Percent

Property Operating Revenues:
Base rents	$242,095	$219,801	$22,294	10.1%
Tenant escalations and reimbursements	36,576	35,537	1,039	2.9%

Total property operating revenues	$278,671	$255,338	$23,333	9.1%

Property Operating Expenses:
Operating expenses	$64,522	$61,142	$3,380	5.5%
Real estate taxes	44,958	40,432	4,526	11.2%

Total property operating expenses	$109,480	$101,574	$7,906	7.8%

Interest and Investment Income and Other	$6,998	$8,981	$(1,983)	(22.1)%

Other Expenses:
Interest expense incurred	$50,825	$50,268	$557	1.1%
Amortization of deferred financing costs	2,059	1,826	233	12.8%
Marketing, general and administrative	16,692	14,401	2,291	15.9%

Total other expenses	$69,576	$66,495	$3,081	4.6%

Property Operating Revenues increased by $23.3 million for the six months ended June 30, 2005 as compared to the 2004 period. Property Operating Revenues increased by $15.6 million attributable to newly acquired properties during 2005 and $13.2 million in built in rent increases and straight line rental revenue increases in our same store properties. These increases were offset by $5.5 million decrease in termination fees.

Property Expenses increased by $7.9 million for the six months ended June 30, 2005 as compared to the 2004 period. The increase is due to a $3.3 million increase in real estate taxes and operating expenses related to our same store properties. Newly acquired properties in 2005 increased property expenses by $4.6 million. The increase in real estate taxes is attributable to the increases levied by certain municipalities, particularly in New York City and Westchester County, New York.

Interest and Investment income and other decreased by $2.0 million or 22.1% for the six months ended June 30, 2005 as compared to the 2004 period. This decrease is primarily attributable to a decrease of $3.1 million in the gain recognized and related tenant work on a land sale and build-to-suit transaction earned in 2004 with no such gain recognized in the 2005 period, a decrease of approximately $1.3 million related to real estate tax and other non-tenant related recoveries. These aggregate decreases of $4.4 million were mitigated by an increase of $2.3 million in interest income due to a weighted average increase in our Note Receivable Investments of approximately $57.9 million from the 2004 period.

Back to Contents

Interest expense incurred increased by $557,000 for the six months ended June 30, 2005 as compared to the 2004 period. This increase is attributable to a net increase in interest expense of $3.4 million attributable a net increase of $50.0 million in the Operating Partnership’s senior unsecured notes and its issuance of $287.5 million of senior unsecured debentures in June 2005. Interest expense also increased by $2.7 million incurred under our unsecured bridge facility, which was funded in May 2005, and $5.4 million incurred under our unsecured revolving credit facility. The increase in interest expense incurred under our unsecured credit facility is a result of an increase in the weighted average balance outstanding and an increase in the weighted average interest rate from 3.3% to 4.1% . The weighted average balance outstanding under our unsecured credit facility was $351.0 million for the six months ended June 30, 2005 as compared to $104.9 million for the six months ended June 30, 2004. During the 2005 period we also incurred approximately $200,000 of interest ineffective costs related to our anticipatory interest rate hedge agreements with no such costs incurred during the 2004 period. These aggregate increases of $11.7 million were off-set by decreases in interest expense of approximately $1.0 million incurred under our same store mortgage portfolio and a decrease in interest expense of approximately $9.9 million incurred during the 2004 period from two mortgage notes which were subsequently satisfied.

Marketing, general and administrative expenses increased by $2.3 million for the six months ended June 30, 2005 as compared to the 2004 period. This overall net increase is attributable to increased costs of maintaining offices and infrastructure in each of our five divisional markets, higher compensation costs including amortization expense related to restricted stock awards to non-executive officers, increases in charitable contributions to organizations that operate within our market places and higher accounting fees related to maintaining compliance with the requirements of the Sarbanes-Oxley Act of 2002. Marketing, general and administrative costs represented 5.8% of total revenues from continuing operations (excluding gains on sales of depreciable real estate assets) in the 2005 period as compared to 5.4% in the 2004 period.

Discontinued operations net of minority interests decreased by approximately $9.2 million for the six months ended June 30, 2005 as compared to the 2004 period. This decrease is primarily attributable to a decrease in the gain on sales related to those properties sold, including their income from discontinued operations in the 2004 period of $9.4 million as compared to $175,000 for the 2005 period.

Liquidity and Capital Resources

Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and non-incremental capital expenditures, excluding incremental capital expenditures. We expect to meet our short-term liquidity requirements generally through our net cash provided by operating activities along with our Credit Facility described below. The Credit Facility contains several financial covenants with which we must be in compliance in order to borrow funds thereunder. During recent quarterly periods, we have incurred significant leasing costs as a result of market demands from tenants and high levels of leasing transactions that result from the re-tenanting of scheduled expirations or space vacated as a result of early terminations of leases. We are also expending costs on tenants that are renewing or extending their leases earlier than scheduled. We have recently experienced high tenanting costs including tenant improvement costs, leasing commissions and free rent in all of our markets. For the three month period ended June 30, 2005, we paid or accrued approximately $13.5 million for tenanting costs including tenant improvement costs and leasing commissions. As a result of these and / or other operating factors, our cash available for distribution from operating activities was not sufficient to pay 100% of the dividends paid on our common equity. However, we are beginning to see a moderation in the cost of retenanting our properties, particularly in terms of free rent concessions and costs to renew existing tenants. To meet the short-term funding requirements relating to the higher leasing costs, we have used proceeds of property sales or borrowings under our Credit Facility. Based on our forecasted leasing, we anticipate that we will continue to incur shortfalls during 2005. We currently intend to fund any shortfalls with proceeds from non-income producing asset sales or borrowings under our Credit Facility. We periodically review our dividend policy to determine the appropriateness of our dividend rate relative to our cash flows. We adjust our distribution rate based on such factors as leasing activity, market conditions and forecasted increases and decreases in our cash flow as well as required distributions of taxable income to maintain REIT status. There can be no assurance that we will maintain the current quarterly distribution level on our common equity.

We expect to meet most of our financing requirements through long-term unsecured borrowings and the issuance of debt and equity securities of the Company. In certain situations, primarily in joint venture transactions, we use secured debt in connection with the acquisition of properties. During the year ended December 31, 2004, the Company issued approximately $436.2 million of common stock and the Operating Partnership issued $300 million of senior unsecured debt securities. In addition, during June 2005, the Operating Partnership issued $287.5 million of exchangeable senior debentures. There can be no assurance that there will be adequate demand for the Company’s equity at the time or at the price in which the Company desires to raise capital through the sale of additional equity. Similarly, there can be no assurance that the Operating Partnership will be able to access the unsecured debt markets at the time when the Operating Partnership desires to sell its unsecured notes. In addition, when valuations for commercial real estate properties are high, we will seek to sell certain land inventory to realize value and profit created. We will then seek opportunities to reinvest the capital realized from these dispositions back into value-added assets in our core Tri-State Area markets. However, there can be no assurances that we will be able to identify such opportunities that meet our underwriting criteria. Additionally, we are actively seeking joint venture relationships to access new sources of equity capital. We anticipate that we may sell assets or interests in assets to establish such joint ventures. We may realize cash proceeds from these sales. We would also seek to utilize these joint ventures to acquire assets where we would own a joint venture interest. There can be no assurances that we will be able to successfully execute this strategy. We will refinance existing mortgage indebtedness, senior unsecured notes or indebtedness under our Credit Facility at maturity or retire such debt through the issuance of additional unsecured debt securities or additional equity securities. We anticipate that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings, equity offerings and proceeds from sales of land and non-income producing assets, will be adequate to meet our capital and liquidity requirements in both the short and long-term. Our senior unsecured debt is currently investment grade rated “BBB-” by Fitch Ratings, “BBB-” by Standard & Poor’s and “Baa3” by Moody’s Investors Service. The rating agencies review the ratings assigned to an issuer such as us on an ongoing basis. Negative changes in our ratings may result in increases in our borrowing costs, including borrowings under our Credit Facility.

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

Back to Contents

We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our properties. Six of our properties are located in New York City. As a result of the events of September 11, 2001, insurance companies were limiting coverage for acts of terrorism in “all risk” policies. In November 2002, the Terrorism Risk Insurance Act of 2002 was signed into law, which, among other things, requires insurance companies to offer coverage for losses resulting from defined “acts of terrorism” through 2005. Our current property insurance coverage, which expires on June 2, 2006, provides for full replacement cost of our properties, including for acts of terrorism up to $540 million on a per occurrence basis.

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

On May 13, 2005, we obtained a $470.0 million unsecured bridge facility (the “Bridge Facility”) from Citibank, N.A. The Bridge Facility is for an initial term of six months and we have the option for a six-month extension upon paying a one-time fee of 7.5 basis points on the amount then outstanding. The Bridge Facility has terms, including interest rates and financial covenants, substantially similar to our unsecured $500 million revolving credit facility (the “Credit Facility”), and was amended in June 2005 in the same manner as our Credit Facility as described below. As of June 30, 2005, there was $470.0 million outstanding under the Bridge Facility at an interest rate of 4.04% . On August 3, 2005, net proceeds received from the secured financing of the property located at One Court Square in Queens, NY of approximately $303.5 million were used to repay amounts outstanding under the Bridge Facility.

During the three months ended June 30, 2005, we amended our Credit Facility to, among other things, extend the maturity for one year, modify a financial covenant to increase the percentage that our total indebtedness can represent when compared to the total value of our assets from 55% to 60% and on a temporary basis to 65% upon an acquisition of a material property, reduce the rate of interest on borrowings by 0.10%, modify the capitalization rates used to value our properties for purposes of the financial covenants contained in the Credit Facility, increase the portion of assets and net operating income that may come from minority joint ventures from 5% to 10% and certain other matters.

We currently maintain our $500 million Credit Facility from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp, North America, Inc. and Wachovia Bank, National Association as co-documentation agents. The Credit Facility matures in August 2008, contains options for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. In addition, borrowings under the Credit Facility are currently priced off LIBOR plus 80 basis points and the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership’s senior unsecured credit ratings, the interest rates and facility fee are subject to change. At June 30, 2005, the outstanding borrowings under the Credit Facility aggregated $128.0 million and carried a weighted average interest rate of 4.04% per annum.

We utilize the Credit Facility primarily to finance real estate investments, fund our real estate development activities and for working capital purposes. At June 30, 2005, we had availability under the Credit Facility to borrow approximately an additional $370.8 million, subject to compliance with certain financial covenants. Such amount is net of approximately $1.2 million in outstanding undrawn standby letters of credit, which are issued under the Credit Facility.

In connection with the acquisition of certain properties, contributing partners of such properties have provided guarantees on certain of our indebtedness. As a result, we maintain certain outstanding balances on our Credit Facility.

We continue to seek opportunities to acquire real estate assets in our markets. We have historically sought to acquire properties where we could use our real estate expertise to create additional value subsequent to acquisition. As a result of increased market values for our commercial real estate assets, we have sold certain non-core assets or interests in assets where significant value has been created. During 2003, we sold assets or interests in assets with aggregate sales prices of approximately $350.6 million. In addition, during 2004, we sold assets or interests in assets with aggregate sales prices of approximately $51.4 million, net of minority partner’s joint venture interest. We used the proceeds from these sales primarily to pay down borrowings under the Credit Facility, for general corporate purposes and to invest in short-term liquid investments until such time as alternative real estate investments could be made. During 2005 we sold, have under contract or are negotiating to sell approximately $771 million of our real estate properties.

A Class A OP Unit and a share of common stock have similar economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership. As of June 30, 2005, the Operating Partnership had issued and outstanding 1,617,675 Class A OP Units and 465,845 Class C OP Units. The Class A OP Units and the Company’s common stock currently receive a quarterly distribution of $.4246 per unit/share. The Class C OP Units were issued in August 2003 in connection with the contribution of real property to the Operating Partnership and currently receive a quarterly distribution of $.4664 per unit. Subject to certain holding periods, OP Units may either be redeemed for cash or, at the election of the Company, exchanged for shares of common stock on a one-for-one basis.

Back to Contents

On June 20, 2005, as part of the consideration to acquire our joint venture partner’s 40% interest in the property located at 520 White Plains Road, Tarrytown, NY, we issued 127,510 OP Units valued at $31.37 per OP Unit.

During June 2005 the Operating Partnership issued $287.5 million aggregate principal amount of 4.00% exchangeable senior debentures due June 15, 2025. The debentures were issued at 98% of par and are exchangeable for shares of common stock of the Company on or after June 15, 2024, and also under certain circumstances, at an initial exchange rate of 24.6124 common shares per $1,000 of principal amount of debentures. The initial exchange price of $40.63 represents a premium of approximately 25% to the closing price of the Company’s common stock on the issuance date of $32.50 per share. If exchanged in accordance with their terms, the debentures will be settled in cash up to their principal amount and any remaining exchange value will be settled, at our option, in cash, the Company’s common stock or a combination thereof. In accordance with the exchange rate terms of the debentures the Company has reserved approximately 8.8 million shares of its authorized common stock, $.01 par value, for potential future issuance upon the exchange of the debentures. Such amount is based on an exchange rate of 30.7692 common shares per $1,000 of principal amount of debentures. Although we have reserved these shares pursuant to the terms of the exchange rate terms, we believe the issuance of our shares, if any, would be significantly less than 8.8 million shares. The debentures are guaranteed by the Company. We have the option to redeem the debentures beginning June 18, 2010 for the principal amount plus accrued and unpaid interest. Holders of the debentures have the right to require us to repurchase their debentures at 100% of the principal amount thereof plus accrued and unpaid interest on June 15, 2010, June 15, 2015 and June 15, 2020 or, in the event of certain change in control transactions, prior to June 15, 2010.

During the three month period ended June 30, 2005, 53,410 shares of the Company’s common stock were issued in connection with the exercise of outstanding options to purchase stock under its stock option plans resulting in proceeds to us of approximately $800,000. In addition, a limited partner in the Operating Partnership exchanged 841,992 OP Units for an equal number of shares of the Company’s common stock.

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

Capitalization

Our indebtedness at June 30, 2005 totaled approximately $2.1 billion (net of minority partners’ interests’ share of consolidated joint venture debt) and was comprised of $598.0 million outstanding under the Credit Facility and Bridge Facility, approximately $979.9 million of senior unsecured notes and approximately $476.7 million of mortgage indebtedness with a weighted average interest rate of approximately 7.43% and a weighted average maturity of approximately 3.4 years. Based on our total market capitalization of approximately $4.9 billion at June 30, 2005 (calculated based on the sum of (i) the market value of the Company’s common stock and OP Units, assuming conversion, (ii) the liquidation preference value of the Preferred Units and (iii) the $2.1 billion of debt), our debt represented approximately 42.0% of our total market capitalization.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

On June 20, 2005, in connection with the acquisition of our joint venture partner’s 40% interest in the property located at 520 White Plains Road, Tarrytown, NY, we assumed approximately $4.1 million of secured mortgage indebtedness of the joint venture. As a result, our total secured debt related to this property at June 30, 2005 was approximately $11.1 million. This mortgage note bears interest at 8.85% per annum and matures on September 1, 2005 at which time the balance will be approximately $10.9 million. We anticipate making a borrowing under our Credit Facility to satisfy the mortgage note at its scheduled maturity date.

During the quarterly period ended June 30, 2005 we entered into anticipatory interest rate hedge instruments totaling $250.0 million to protect ourselves against potentially rising interest rates. These instruments were settled prior to their maturity in exchange for a mortgage rate lock agreement in connection with a 15 year permanent financing on the property located at One Court Square in Queens, NY which closed on August 3, 2005. Costs related to the terminated instruments of approximately $1.4 million were incorporated into the final fixed mortgage rate of 4.905% . At June 30, 2005, the fair value of the mortgage rate lock approximated its carrying value.

Back to Contents

We also entered into an additional $200.0 million of anticipatory interest rate hedge instruments during the quarterly period ended June 30, 2005, which are scheduled to coincide with certain secured debt we anticipate incurring on a group of our office properties. These properties are anticipated to be included in a joint venture transaction in the latter part of 2005. As of June 30, 2005, we incurred approximately $207,000 of ineffectiveness related to these hedge instruments, which has been included in interest expense on our consolidated statements of income. At June 30, 2005, the carrying value of these hedge instruments exceeded their fair value by approximately $2.0 million, which has been reflected as accumulated other comprehensive loss with a corresponding increase in accrued expenses and other liabilities on our balance sheet. These instruments were settled on August 1, 2005, at which time their fair value exceeded their carrying value by approximately $1.1 million. Such amount will be classified as an offset to deferred loan costs and amortized against deferred financing costs over the term of the secured debt.

During June 2005, the Operating Partnership issued $287.5 million aggregate principal amount of 4.00% exchangeable senior debentures due June 15, 2025. Interest on the debentures will be payable semi-annually on June 15 and December 15, commencing December 15, 2005. The debentures are callable after June 17, 2010 at 100% of par. In addition, the debentures can be put to us, at the option of the holder and at par, on June 15, 2010, 2015 and 2020. The net proceeds from the offering, after the underwriter’s discounts and expenses, were approximately $281.6 million and were used for repayment of amounts outstanding under our Credit Facility. (See “Liquidity and Capital Resources” for information regarding the terms of the debenture’s exchange into our common stock).

The following table sets forth our significant consolidated debt obligations by scheduled principal cash flow payments and maturity date and our commercial commitments by scheduled maturity at June 30, 2005 (in thousands):

	MATURITY DATE

	2005	2006	2007	2008	2009	Thereafter	Total

Mortgage notes payable(1)	$6,449	$11,485	$8,835	$7,705	$7,143	$7,049	$48,666
Mortgage notes payable (2)	29,444	129,920	60,535	—	100,254	246,015	566,168
Senior unsecured notes	—	—	200,000	—	200,000	587,500	987,500
Credit Facility	—	—	—	128,000	—	—	128,000
Bridge Facility	—	470,000	---	—	—	—	470,000
Land lease obligations (3)	2,516	11,740	11,757	11,784	11,869	297,727	347,393
Air rights lease obligations	181	362	362	362	362	3,618	5,247
Operating leases	742	1,389	1,038	555	14	—	3,738

	$39,332	$624,896	$282,527	$148,406	$319,642	$1,141,909	$2,556,712

(1)	Scheduled principal amortization payments.
(2)	Principal payments due at maturity.
(3)	We lease, pursuant to noncancellable operating leases, the land on which eleven of our buildings were constructed. The leases, certain of which contain renewal options at our direction, expire between 2043 and 2090. The leases either contain provisions for scheduled increases in the minimum rent at specified intervals or for adjustments to rent based upon the fair market value of the underlying land or other indices at specified intervals. Minimum ground rent is recognized on a straight-line basis over the terms of the leases and includes lease renewals if reasonably assured that we will exercise that option.

Certain of the mortgage notes payable are guaranteed by the Company and/or certain limited partners in the Operating Partnership. In addition, consistent with customary practices in non-recourse lending, certain non-recourse mortgages may be recourse to the Company under certain limited circumstances including environmental issues and breaches of material representations.

As indicated above, on June 30, 2005, we had approximately $2.1 billion of debt outstanding (net of minority partners’ interests’ share of consolidated joint venture debt). During the three month period ended June 30, 2005, we incurred interest costs related to our debt, including capitalized interest and amortization of deferred finance costs, of approximately $30.7 million. Our rental revenues are our principal source of funds along with our net cash provided by operating activities to meet these and future interest obligations.

At June 30, 2005, we had approximately $1.2 million in outstanding undrawn standby letters of credit issued under our Credit Facility. On July 8, 2005, we issued a $24.0 million standby letter of credit to secure a deposit obligation for the pending acquisition of a 1.1 million Class A office complex located at 204 EAB Plaza in Uniondale, NY. In addition, approximately $42.3 million, or 6.9%, of our mortgage debt is recourse to us.

On August 3, 2005, we placed a first mortgage in the amount of $315.0 million on the property located at One Court Square in Queens, NY. The mortgage note bears interest at a fixed rate of 4.905%, requires monthly payments of interest only through September 1, 2015, the anticipated repayment date (“ARD”). After the ARD, all excess cash flow, as defined, shall be applied to amortize the loan and the interest rate shall be reset to 2% plus the greater of 4.905% and the then-current ten-year U.S. Treasury yield. The final maturity date of the loan is May 1, 2020. The mortgage note is secured by the property and is otherwise non-recourse except in limited circumstances regarding breaches of material representations. As additional collateral for the loan, we may be required to post letters of credit for the benefit of the lender, in the amount of $10.0 million each, during September 2013, March 2014 and September 2014 if Citibank, N.A., the property’s current sole tenant, exercises its second cancellation option for up to 20% of its leased space during 2014 and 2015. Net proceeds received of approximately $303.5 million were used to re-pay a portion of our Bridge Facility.

We have given notice to the mortgagee with respect to the mortgage debt on the property located at 200 Summit Lake Drive in Valhalla, NY to pre-pay the mortgage debt during the third calendar quarter of 2005. Pursuant to the terms of the mortgage note, the mortgage may be pre-paid without penalty subsequent to September 1, 2005 and upon notice. The balance of the mortgage note will be approximately $18.1 million on September 1, 2005. We anticipate making a borrowing under our Credit Facility to satisfy this mortgage note on the prepayment date.

Back to Contents

Our mortgage debt on the property located at 395 North Service Road in Melville, NY matures on October 28, 2005. We have given notice to the mortgagee to prepay the mortgage debt on September 30, 2005, at which time the balance will be approximately $18.6 million. We anticipate making a borrowing under our Credit Facility to satisfy the mortgage note at its scheduled maturity.

Corporate Governance

A number of shareholder derivative actions have been commenced purportedly on behalf of the Company against the Board of Directors relating to the disposition of our Long Island industrial portfolio. The complaints allege, among other things, that the process by which the directors agreed to the transaction was not sufficiently independent of the Rechler family and did not involve a “market check” or third party auction process and, as a result, was not for adequate consideration. The plaintiffs seek similar relief, including a declaration that the directors violated their fiduciary duties and damages. On May 25, 2004, the Circuit Court for Baltimore City granted the defendants’ motions to dismiss the three consolidated Maryland actions on the ground that the plaintiffs in those actions had failed to make a pre-suit demand on the Board of Directors, or to allege facts showing that such a demand would have been futile. Final judgment was entered on June 8, 2004, and on June 30, 2004, the plaintiffs in the Maryland actions filed a notice of appeal from that judgment to the Maryland Court of Special Appeals. The Company’s management believes that the complaints are without merit.

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

On June 16, 2005, Judge Evelyn Omega Connor of the Circuit Court of Baltimore City signed an order regarding preliminary approval and notice with respect to the shareholder derivative actions. A hearing to consider approval of the proposed settlement has been scheduled for September 20, 2005, at 9:30 a.m., in the Circuit Court for Baltimore City. There can be no assurance that final court approval will be obtained.

Other Matters

In July 2002, as a result of certain provisions of the Sarbanes-Oxley Act of 2002, we discontinued the use of stock loans in our Long Term Incentive Programs (“LTIP”). In connection with LTIP grants made prior to the enactment of the Sarbanes-Oxley Act of 2002, we currently have stock loans outstanding to certain executive officers which were used to purchase 385,000 shares of our common stock. The stock loans were priced at the market prices of our common stock at the time of issuance, bear interest at the mid-term Applicable Federal Rate and are secured by the shares purchased. Such stock loans (including accrued interest) are scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon initial vesting periods ranging from seven to ten years. Such forgiveness is based on continued service and in part on the Company attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. As of June 30, 2005, there remains 180,714 shares of common stock subject to the original stock loans which are anticipated to vest between 2006 and 2011. Approximately $276,000 and $507,000 and $248,000 and $556,000 of compensation expense was recorded for the three and six month periods ended June 30, 2005 and 2004, respectively, related to these LTIP. Such amounts have been included in marketing, general and administrative expenses on our consolidated statements of income.

The outstanding stock loan balances due from executive officers aggregated approximately $3.8 million and $4.7 million at June 30, 2005 and December 31, 2004, respectively, and have been included as a reduction of additional paid in capital on our consolidated balance sheets. Other outstanding loans to executive and senior officers at June 30, 2005 and December 31, 2004 amounted to approximately $1.8 million and $2.7 million, respectively, and are included in investments in affiliate loans and joint ventures on the accompanying consolidated balance sheets and are primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

In November 2002 and March 2003, an award of rights was granted to certain executive officers of the Company (the “2002 Rights” and “2003 Rights”, respectively and collectively, the “Rights”). Each Right represents the right to receive, upon vesting, one share of common stock if shares are then available for grant under one of the Company’s stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights were earned on March 13, 2005 and vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the 2002 Rights. The 2002 Rights aggregate 62,835 shares of the Company’s common stock and the 2003 Rights aggregate 26,040 shares of common stock. As of June 30, 2005, there remains 31,417 shares of common stock reserved related to the 2002 Rights and 17,360 shares of common stock reserved related to the 2003 Rights. Approximately $120,000 and $224,000 and $100,000 and $201,000 of compensation expense was recorded for the three and six month periods ended June 30, 2005 and 2004, respectively, related to the Rights. Such amounts have been included in marketing, general and administrative expenses on our consolidated statements of income.

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

Each executive and senior officer participating in the 2003 LTIP was offered the option to retain all or a portion of his core awards or to rescind them in exchange for new awards of LTIP Units. On December 27, 2004, certain executive and senior officers accepted such offer and thereby amended their Amended and Restated Long-Term Incentive Award Agreement to cancel, in the aggregate, 362,500 shares of restricted stock of the Company representing all or a portion of their unvested core award, and received an equal number of LTIP Units.

The revised awards under the 2003 LTIP were designed to provide the potential for executives to retain a greater equity interest in the Company by eliminating the need for executives to sell a portion of the core awards immediately upon vesting in order to satisfy personal income taxes which are due upon vesting under the original core awards.

On March 13, 2005 and March 13, 2004, with respect to the 2003 LTIP, the Company met its annual performance measure with respect to the 2004 and 2003 annual measurement periods, respectively. As a result, the Company has issued to the participants of the 2003 LTIP 102,779 and 206,944 shares of its common stock, respectively, related to the core component of the 2003 LTIP.

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

As of June 30, 2005, and as a result of the foregoing, there remains 155,553 shares of common stock reserved for future issuance under the core award of the 2003 LTIP and 530,443 shares of common stock reserved for issuance with respect to the issuance of LTIP Units. With respect to the core award of the 2003 LTIP, the Company recorded approximately $305,000 and $610,000 and $699,000 and $1.4 million of compensation expense for the three and six month periods ended June 30, 2005 and 2004, respectively. In addition, with respect to the LTIP Units and the 2005 LTIP Unit Grants, the Company recorded compensation expense of approximately $822,000 and $1.3 million for the three and six month periods ended June 30, 2005, respectively. Such amounts have been included in marketing, general and administrative expenses on our consolidated statements of income. No accrual has been made with respect to the Special Outperformance Pool of the 2003 LTIP due to the uncertainty of the outcome of achieving the requisite performance measures.

Compensation expense with respect to the core component of the 2003 LTIP, which relates to the Company attaining certain annual performance measures, is recognized in accordance with paragraph 26 of Statement No. 123 as a “target stock price” plan. Under this type of plan, compensation expense is recognized for the target stock price awards whether or not the targeted stock price condition is achieved as long as the underlying service conditions are achieved. Accordingly, we obtained an independent third party valuation of the 2003 LTIP awards and recognize compensation expense on a straight-line basis through the vesting period for awards to employees who remain in service over the requisite period regardless of whether the target stock price has been reached.

Compensation expense with respect to the core component of the 2003 LTIP, which relates to the continued service of the grantee, is recognized in accordance with Statement No. 123 in which compensation expense is recognized on a straight-line basis through the vesting period based on the fair market value of the stock on the date of grant.

As a result of the election of certain executive and senior officers to exchange all or a portion of their 2003 LTIP into an equal number of LTIP Units we again obtained an independent third party valuation of the newly granted LTIP Units and determined that the fair value of the LTIP Units was not greater than the exchanged 2003 LTIP awards on the date of the exchange. As such, compensation expense to be recognized, on a straight-lined basis, over the vesting period of the LTIP Units equals the amount of unamortized compensation expense cost for the 2003 LTIP awards as of the exchange date.

We expect to adopt Statement No. 123R on January 1, 2006; however, we have not yet been able to determine the impact of Statement No. 123R on our consolidated financial statements at this time.

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

Soil, sediment and groundwater contamination, consisting of volatile organic compounds (“VOCs”) and metals, has been identified at the property at 32 Windsor Place, Central Islip, NY. The contamination is associated with industrial activities conducted by a tenant at the property over a number of years. The contamination, which was identified through an environmental investigation conducted on behalf of us, has been reported to the New York State Department of Environmental Conservation. We have notified the tenant of the findings and have demanded that the tenant take appropriate actions to fully investigate and remediate the contamination. Under applicable environmental laws, both the tenant and we are liable for the cost of investigation and remediation. We do not believe that the cost of investigation and remediation will be material and we have recourse against the tenant. However, there can be no assurance that we will not incur liability that would have a material adverse effect on our business.

Eight of our office properties, which were acquired by the issuance of OP Units, are subject to agreements limiting our ability to transfer them prior to agreed upon dates without the consent of the limited partner who transferred the respective property to us. In the event we transfer any of these properties prior to the expiration of these limitations, we may be required to make a payment relating to taxes incurred by the limited partner. These limitations expire between 2011 and 2015.

Two of our office properties that are held in joint ventures contain certain limitations on transfer. These limitations include requiring the consent of the joint venture partner to transfer a property prior to various specified dates, rights of first offer, and buy / sell provisions.

Off Balance Sheet Arrangements

Our only off-balance sheet arrangements are our approximate 5% indirect ownership interest in a joint venture that owns an investment in a New York City Class A office tower and our joint venture interest in RSVP. (For a more detailed description of these arrangements see “Overview and Background” of this Item.)

Back to Contents

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

Back to Contents

The following table presents our FFO calculations (in thousands):

	Three months ended		Six months ended,
	June 30,		June 30,

	2005	2004	2005	2004

Net income allocable to common shareholders	$17,766	$13,043	$35,120	$29,007
Adjustments for basic Funds From Operations
Add:
Limited partners’ minority interest in the Operating Partnership	570	701	1,267	1,637
Real estate depreciation and amortization	30,175	28,854	57,488	57,411
Minority partners’ interests in consolidated partnerships	6,791	6,811	13,503	13,136

Deduct:
Gain on sales of depreciable real estate	—	6,174	—	11,330
Amounts distributable to minority partners’ in
consolidated partnerships	5,478	6,411	11,202	14,915

Basic Funds From Operations	49,824	36,824	96,176	74,946
Add:
Dividends and distributions on dilutive shares and units	—	227	—	500

Diluted Funds From Operations	$ 49,824	$37,051	$96,176	$75,446

Weighted Average Shares/OP Units outstanding (1)	84,464	70,443	84,389	67,679

Diluted Weighted Average Shares/OP Units outstanding (1)	84,913	71,459	84,845	68,708

(1)	Assumes conversion of limited partnership units of the Operating Partnership.

Inflation

The office leases generally provide for fixed base rent increases or indexed escalations. In addition, the office leases provide for separate escalations of real estate taxes, operating expenses and electric costs over a base amount. The industrial / R&D leases generally provide for fixed base rent increases, direct pass through of certain operating expenses and separate real estate tax escalations over a base amount. We believe that inflationary increases in expenses will be mitigated by contractual rent increases and expense escalations described above. As a result of the impact of the events of September 11, 2001, we have realized increased insurance costs, particularly relating to property and terrorism insurance, and security costs. We have included these costs as part of our escalatable expenses and have billed them to our tenants consistent with the terms of the underlying leases and believes they are collectible. To the extent our properties contain vacant space, we will bear such inflationary increases in expenses.

The Credit Facility, Bridge Facility and one of our Note Receivable Investments bear interest at variable rates, which will be influenced by changes in short-term interest rates, and are sensitive to inflation.

Back to Contents

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary market risk facing us is interest rate risk on our long-term debt and notes receivable. We do not enter into derivative financial instruments for trading or speculative purposes. However, in the normal course of our business and to help us manage our debt issuances and maturities, we do use derivative financial instruments in the form of cash flow hedges to protect ourselves against potentially rising interest rates. We are not subject to foreign currency risk.

The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

As required by Statement No. 133, we record all derivatives on our balance sheet at fair value. For effective hedges, depending on the nature of the hedge, changes in the fair value of the derivative will be offset against the corresponding change in fair value of the hedged asset, liability, or firm commitment through earnings or recognized in accumulated other comprehensive income (“OCI”) on our balance sheet until the hedged item is recognized in earnings.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in OCI and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

The fair market value (“FMV”) of our long term debt and Note Receivable Investments is estimated based on discounting future cash flows at interest rates that we believe reflects the risks associated with long term debt and notes receivable of similar risk and duration.

The following table sets forth our long-term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at June 30, 2005 (dollars in thousands):

	For the Year Ended December 31

	2005	2006	2007		2008	2009	Thereafter	Total (1)	FMV

Long term debt:

Fixed rate	$35,893	$141,405		$269,370	$7,705	$307,397	$840,564	$1,602,334	$1,672,895
Weighted average
interest rate	7.39%	7.38%		7.14%	7.35%	7.73%	5.44%	6.39%

Variable rate	$—	$470,000	$		$128,000	$—	$—	$598,000	$598,000
Weighted average
interest rate	—	4.04%		%	4.04%	—	—	4.04%

(1)	Includes aggregate unamortized issuance discounts of approximately $7.6 million on the senior unsecured notes which are due at maturity.

In addition, we have assessed the market risk for our variable rate debt, which is based upon LIBOR, and believe that a one percent increase in the LIBOR rate would have an approximate $6.0 million annual increase in interest expense based on $598.0 million of variable rate debt outstanding at June 30, 2005.

Back to Contents

The following table sets forth our Note Receivable Investments by scheduled maturity date, weighted average interest rates and estimated FMV at June 30, 2005 (dollars in thousands):

	For the Year Ended December 31

	2005	2006	2007	2008	2009	Thereafter		Total (1)	FMV

Note Receivable
Investments:

Fixed rate	$900	$—	$16,990	$—	$—	$105,791	(2)	$123,681	$103,220	(2)
Weighted average
interest rate	12.00%	—	12.00%	—	—	9.02%		9.54%

Variable rate	$27,592	$—	$—	$—	$500	$—		$28,092	$28,092
Weighted average
interest rate	14.19%	—	—	—	3.41%	—		14.00%

(1)	Excludes interest receivables and unamortized acquisition costs aggregating approximately $4.8 million.
(2)	Our investment balance, with respect to a participating loan investment, includes approximately $21.2 million of accretive interest which is due at maturity. The FMV calculation considers only accretive interest recorded through June 30, 2005.

In addition, we have assessed the market risk for our variable rate receivables, which are based upon LIBOR, and believe that a one percent increase in the LIBOR rate would have an approximate $2.8 million annual increase in interest income based on $28.1 million of variable rate receivables outstanding at June 30, 2005.

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

Back to Contents

SELECTED PORTFOLIO INFORMATION

The following table sets forth our schedule of top 25 tenants based on base rental revenue as of June 30, 2005:

		Wtd. Avg.		Percent of Pro Rata	Percent of Consolidated
		Term Remaining	Total	Share of Annualized	Annualized Base
	Tenant Name (1) (2) (3)	(years)	Square Feet	Base Rental Revenue	Rental Revenue

*	Citigroup / Citibank	13.4	1,603,194	8.5%	7.9%
*	Debevoise & Plimpton	16.5	586,528	3.7%	6.4%
	King & Spalding	6.6	180,391	2.1%	1.8%
	Verizon Communications Inc.	2.1	266,404	1.8%	1.6%
*	American Express	8.2	129,818	1.6%	1.5%
*	Schulte Roth & Zabel	15.4	279,746	1.5%	2.6%
	Amerada Hess Corporation	22.5	127,300	1.4%	1.2%
*	Bank of America/Fleet Bank	5.1	215,061	1.2%	1.1%
*	Fuji Photo Film USA	7.2	194,984	1.2%	1.1%
	D.E. Shaw	9.1	144,005	1.2%	1.1%
*	MCI	1.6	244,730	1.1%	1.0%
	Dun & Bradstreet Corp.	7.3	123,000	1.0%	0.9%
	Arrow Electronics Inc.	8.5	163,762	1.0%	0.9%
*	Schering-Plough Corporation	1.0	152,970	0.9%	0.9%
	T.D. Waterhouse	2.1	103,381	0.9%	0.8%
	Westdeutsche Landesbank	10.8	53,000	0.9%	0.8%
	North Fork Bank	13.5	126,770	0.8%	0.7%
	Practicing Law Institute	8.7	77,500	0.8%	0.7%
*	State Farm	3.3	189,310	0.8%	1.2%
	Vytra Healthcare	2.5	105,613	0.8%	0.7%
*	Banque Nationale De Paris	11.1	145,834	0.8%	1.3%
	Laboratory Corp. Of America	1.9	108,000	0.7%	0.6%
	P.R. Newswire Associates	2.9	67,000	0.7%	0.6%
*	HQ Global	3.3	126,487	0.7%	0.7%
	County of Nassau	16.3	219,066	0.7%	0.6%

(1)	Ranked by pro rata share of annualized base rental revenue adjusted for pro rata share of joint venture interests.
(2)	Excludes One Orlando Centre in Orlando, Florida.
(3)	Total square footage is based on currently leased space and excludes expansions or leases with future start dates.
*	Part or all of space occupied by tenant is in a 51% or more owned joint venture building.

Historical Non-Incremental Revenue-Generating Capital Expenditures, Tenant Improvement Costs and Leasing Commissions

The following table sets forth annual and per square foot non-incremental revenue-generating capital expenditures in which we paid or accrued, during the respective periods, to retain revenues attributable to existing leased space (at 100% of cost) for the years 2001 through 2004 and for the six month period ended June 30, 2005 for our consolidated office and industrial / R&D properties other than One Orlando Centre in Orlando, FL:

						Average	YTD
	2001	2002	2003		2004	2001-2004	2005

Suburban Office Properties
Total	$4,606,069	$5,283,674	$6,791,336		$7,034,154	$5,928,783	$3,602,995
Per Square Foot	$0.45	$0.53	$0.67		$0.69	$0.58	$0.33

NYC Office Properties
Total	$1,584,501	$1,939,111	$1,922,209		$2,515,730	$1,990,388	$1,260,701
Per Square Foot	$0.45	$0.56	$0.55		$0.56	$0.53	$0.24

Industrial Properties
Total	$711,666	$1,881,627	$1,218,401	(1)	$207,028	$1,004,681	$0
Per Square Foot	$0.11	$0.28	$0.23		$0.23	$0.21	$0.00

(1)	Excludes non-incremental capital expenditures of $435,140 incurred during the fourth quarter of 2003 for the industrial properties which were sold during the period.

Back to Contents

The following table sets forth annual and per square foot non-incremental revenue-generating tenant improvement costs and leasing commissions (at 100% of cost) which we committed to perform, during the respective periods, to retain revenues attributable to existing leased space for the years 2001 through 2004 and for the six month period ended June 30, 2005 for our consolidated office and industrial / R&D properties other than One Orlando Centre in Orlando, FL:

	2001	2002		2003		2004		Average 2001-2004	YTD 2005		New		Renewal

Long Island Office Properties
Tenant Improvements	$2,722,457	$1,917,466		$3,774,722		$4,856,604		$3,317,812	$2,709,674		$1,902,050		$807,624
Per Square Foot Improved	$8.47	$7.81		$7.05		$8.78		$8.03	$10.89		$11.40		$9.85
Leasing Commissions	$1,444,412	$1,026,970		$2,623,245		$2,345,325		$1,859,988	$963,552		$775,265		$188,287
Per Square Foot Leased	$4.49	$4.18		$4.90		$4.24		$4.45	$3.87		$4.65		$2.30

Total Per Square Foot	$12.96	$11.99		$11.95		$13.02		$12.48	$14.76		$16.05		$12.15

Westchester Office Properties
Tenant Improvements	$2,584,728	$6,391,589	(1)	$3,732,370		$6,323,134		$4,757,955	$2,097,017		$1,737,286		$359,731
Per Square Foot Improved	$5.91	$15.05		$15.98		$11.95		$12.22	$13.73		$21.70		$4.95
Leasing Commissions	$1,263,012	$1,975,850	(1)	$917,487		$2,671,548		$1,706,974	$689,636		$534,986		$154,650
Per Square Foot Leased	$2.89	$4.65		$3.93		$5.05		$4.13	$4.51		$6.68		$2.13

Total Per Square Foot	$8.80	$19.70		$19.91		$17.00		$16.35	$18.24		$28.38		$7.08

Connecticut Office Properties
Tenant Improvements	$213,909	$491,435		$588,087		$3,051,833		$1,086,316	$2,897,613		$2,365,430		$532,183
Per Square Foot Improved	$1.46	$3.81		$8.44		$12.71		$6.60	$16.53		$33.11		$5.12
Leasing Commissions	$209,322	$307,023		$511,360		$1,493,664		$630,342	$782,007		$582,809		$199,198
Per Square Foot Leased	$1.43	$2.38		$7.34		$6.22		$4.34	$4.46		$8.16		$1.92

Total Per Square Foot	$2.89	$6.19		$15.78		$18.93		$10.94	$20.99		$41.27		$7.04

New Jersey Office Properties
Tenant Improvements	$1,146,385	$2,842,521		$4,327,295		$1,379,362		$2,423,891	$744,766		$623,531		$121,235
Per Square Foot Improved	$2.92	$10.76		$11.57		$7.12		$8.09	$11.09		$20.91		$3.25
Leasing Commissions	$1,602,962	$1,037,012		$1,892,635		$832,658		$1,341,317	$545,651		$410,782		$134,869
Per Square Foot Leased	$4.08	$3.92		$5.06		$4.30		$4.34	$8.12		$13.78		$3.61

Total Per Square Foot	$7.00	$14.68		$16.63		$11.42		$12.43	$19.21		$34.69		$6.86

New York City Office Properties
Tenant Improvements	$788,930	$4,350,106		$5,810,017	(2)(3)	$9,809,822	(3)(4)	$5,189,719	$5,128,847	(2)	$5,128,847	(2)	$0
Per Square Foot Improved	$15.69	$18.39		$32.84		$23.21		$22.53	$26.44		$31.85		$0.00
Leasing Commissions	$1,098,829	$2,019,837		$2,950,330	(2)	$3,041,141	(4)	$2,277,534	$2,001,046	(2)	$1,971,069	(2)	$29,977
Per Square Foot Leased	$21.86	$8.54		$16.68		$7.19		$13.57	$10.32		$12.24		$0.91

Total Per Square Foot	$37.55	$26.93		$49.52		$30.40		$36.10	$36.76		$44.09		$0.91

Industrial Properties
Tenant Improvements	$1,366,488	$1,850,812		$1,249,200		$310,522		$1,194,256	$85,293		$85,293		$0
Per Square Foot Improved	$1.65	$1.97		$2.42		$2.27		$2.08	$14.60		$14.60		$0.00
Leasing Commissions	$354,572	$890,688		$574,256		$508,198		$581,928	$0		$0		$0
Per Square Foot Leased	$0.43	$0.95		$1.11		$3.71		$1.55	$0.00		$0.00		$00

Total Per Square Foot	$2.08	$2.92		$3.53		$5.98		$3.63	$14.60		$14.60		$0.00

(1)	Excludes tenant improvements and leasing commissions related to a 163,880 square foot leasing transaction with Fuji Photo Film U.S.A. Leasing commissions on this transaction amounted to $5.33 per square foot and tenant improvement allowance amounted to $40.88 per square foot.
(2)	Excludes $15.5 million of tenant improvements and $2.2 million of leasing commissions related to a new 121,108 square foot lease to Debevoise and Plimpton that was signed during the third quarter of 2003 with a lease commencement date of May 2005.
(3)	2003 numbers exclude tenant improvements of $0.2 million for Sandler O’Neil Partners (7,446 square feet) for expansion space with a lease commencement date in the second quarter of 2004. The tenant improvement allowance is reflected in the second quarter of 2004.
(4)	Excludes 86,800 square feet related to Westpoint Stevens early renewal. There were no tenant improvements or leasing costs associated with this transaction. Also excludes $1.4 million of tenant improvements and $1.2 million of leasing commissions related to a 74,293 square foot lease to Harper Collins Publishers with a lease commencement date in 2006. Also excludes Bank of America retail lease with $0.6 million of tenant improvements and $0.8 million of leasing commissions.

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

The following table sets forth our components of paid or accrued non-incremental and incremental revenue-generating capital expenditures, tenant improvements and leasing costs for the periods presented as reported on our “Statements of Cash Flows – Investment Activities” contained in our consolidated financial statements (in thousands):

	Six months ended
	June 30,

	2005	2004

Capital expenditures:
Non-incremental	$4,864	$4,069
Incremental	5,059	1,085
Tenant improvements:
Non-incremental	11,871	9,672
Incremental	8,697	2,976

Additions to commercial real estate properties	$30,491	$17,802

Leasing costs:
Non-incremental	$6,833	$6,764
Incremental	2,275	1,913

Payment of deferred leasing costs	$9,108	$8,677

Acquisition and development costs	$22,590	$12,977

Back to Contents

The following table sets forth our lease expiration table, as adjusted for pre-leased space, at July 1, 2005 for our Total Portfolio of properties, our Office Portfolio and our Industrial / R&D Portfolio:

Total Portfolio

	Number of	Square	% of Total	Cumulative
Year of	Leases	Feet	Portfolio	% of Total
Expiration	Expiring	Expiring	Sq Ft	Portfolio Sq Ft

2005	89	515,905	2.9%	2.9%
2006	192	1,787,920	10.1%	13.0%
2007	127	1,292,894	7.3%	20.3%
2008	133	1,096,099	6.2%	26.5%
2009	121	1,309,852	7.5%	34.0%
2010 and thereafter	480	10,294,864	58.2%	92.2%

Total/Weighted Average	1,142	16,297,534	92.2%

Total Portfolio Square Feet		17,679,890

Office Portfolio

	Number of	Square	% of Total	Cumulative
Year of	Leases	Feet	Office	% of Total
Expiration	Expiring	Expiring	Sq Ft	Portfolio Sq Ft

2005	87	499,755	3.0%	3.0%
2006	189	1,702,935	10.1%	13.1%
2007	124	1,240,372	7.4%	20.5%
2008	131	1,063,856	6.3%	26.8%
2009	120	1,264,871	7.5%	34.3%
2010 and thereafter	472	9,903,607	58.9%	93.2%

Total/Weighted Average	1,123	15,675,396	93.2%

Total Office Portfolio Square Feet		16,816,495

Industrial/R&D Portfolio

	Number of	Square	% of Total	Cumulative
Year of	Leases	Feet	Industrial/R&D	% of Total
Expiration	Expiring	Expiring	Sq Ft	Portfolio Sq Ft

2005	2	16,150	1.9%	1.9%
2006	3	84,985	9.8%	11.7%
2007	3	52,522	6.1%	17.8%
2008	2	32,243	3.7%	21.5%
2009	1	44,981	5.2%	26.7%
2010 and thereafter	8	391,257	45.4%	72.1%

Total/Weighted Average	19	622,138	72.1%

Total Industrial/R&D Portfolio Square Feet		863,395

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

On June 16, 2005, Judge Evelyn Omega Connor of the Circuit Court of Baltimore City signed an order regarding preliminary approval and notice with respect to the shareholder derivative actions. A hearing to consider approval of the proposed settlement has been scheduled for September 20, 2005, at 9:30 a.m., in the Circuit Court for Baltimore City.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Securities Holders

On May 19, 2005, the Company held its annual meeting of stockholders. The matters on which the stockholders voted, in person or by proxy, were (1) the election of eight directors to serve until the 2006 annual meeting of stockholders and until their respective successors are duly elected and qualified, (2) to amend the Charter of the Company to increase the number of authorized shares of common stock of the Company from 100,000,000 to 200,000,000, (3) to approve the Company’s 2005 Stock Option Plan, and (4) to ratify the selection of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 2005. The eight nominees were elected, the share increase was approved, the Company’s 2005 Stock Option Plan was approved, and the auditors were ratified. The results of the voting are set forth below:

	Votes Cast		Votes Cast
	For	Withheld	Against	Abstain

Amend Charter To Increase Authorized Shares of Common Stock	67,264,644	N/A	7,571,527	26,063
Approve 2005 Stock Option Plan	53,548,352	N/A	14,426,790	1,374,293
Election of Directors:
Peter Quick	74,819,014	43,222	N/A	N/A
Stanley Steinberg	74,569,157	293,082	N/A	N/A
John Ruffle	74,817,545	44,691	N/A	N/A
Elizabeth McCaul	74,667,671	194,565	N/A	N/A
Douglas Crocker	73,548,355	1,313,881	N/A	N/A
Scott Rechler	73,953,114	909,122	N/A	N/A
Lewis Ranieri	71,639,622	3,222,614	N/A	N/A
Ronald Menaker	73,041,755	1,820,477	N/A	N/A
Ratification of Auditors	73,465,539	N/A	1,374,293	22,404

Item 5. Other information

a)	None
b)	There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

Back to Contents

Item 6. Exhibits

Exhibits

3.1	Articles of Amendment of the Registrant filed with the Maryland State Department of Assessments and Taxation on May 26, 2005.

10.1	Reckson Associates Realty Corp. 2005 Stock Option Plan.

10.2	Contract of Sale, made as of July 8, 2005, between Galaxy LI Associates LLC, as seller, and Reckson EAB LLC, as buyer.

10.3	Note, dated August 3, 2005 by Reckson Court Square, LLC (Borrower), in favor of German American Capital Corporation (Lender).

10.4	Loan and Security Agreement, dated as of August 3, 2005 between Reckson Court Square, LLC and German American Capital Corporation.

31.1	Certification of Scott H. Rechler, Chairman of the Board, Chief Executive Officer, President and Director of the Registrant, pursuant to Rule 13a – 14(a) or Rule 15(d) – 14(a).

31.2	Certification of Michael Maturo, Executive Vice President, Treasurer and Chief Financial Officer of the Registrant, pursuant to Rule 13a – 14(a) or Rule 15(d) – 14(a).

32.1	Certification of Scott H. Rechler, Chairman of the Board, Chief Executive Officer, President and Director of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Michael Maturo, Executive Vice President, Treasurer and Chief Financial Officer of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Back to Contents

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

DATE: August 8, 2005