Form 10-Q
period 2005-09-30
RECKSON ASSOCIATES REALTY CORP
filed 2005-11-09
CIK 930548

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission file number: 1-13762

RECKSON ASSOCIATES REALTY CORP.
(Exact name of registrant as specified in its charter)

Maryland	11-3233650
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

225 Broadhollow Road, Melville, NY	11747
(Address of principal executive office)	(zip code)

(Registrant's telephone number including area code) (631) 694-6900

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No .

The Company has one class of common stock, par value $.01 per share, with 82,558,773 shares outstanding as of November 1, 2005.

RECKSON ASSOCIATES REALTY CORP.

QUARTERLY REPORT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Back to Contents

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RECKSON ASSOCIATES REALTY CORP.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share amounts)

	September 30,	December 31,
	2005	2004

	(unaudited)
ASSETS:
Commercial real estate properties, at cost:
Land	$385,457	$362,826
Building and improvements	2,452,509	2,332,562
Developments in progress:
Land	101,371	90,976
Development costs	81,981	42,169
Furniture, fixtures and equipment	12,391	11,611

	3,033,709	2,840,144
Less accumulated depreciation	(516,399)	(445,411)

Investments in real estate, net of accumulated deprecation	2,517,310	2,394,733
Properties and related assets held for sale, net of accumulated depreciation	669,596	345,392
Investment in real estate joint ventures	12,946	6,657
Investment in notes receivable	166,219	85,855
Investments in affiliate loans and joint ventures	57,642	60,951
Cash and cash equivalents	32,799	25,137
Tenant receivables	11,157	9,558
Deferred rents receivable	135,399	109,890
Prepaid expenses and other assets	179,884	59,467
Contract and land deposits and pre-acquisition costs	2,898	121
Deferred leasing and loan costs	77,282	69,847

TOTAL ASSETS	$3,863,132	$3,167,608

LIABILITIES:
Mortgage notes payable	$531,527	$576,719
Unsecured credit facility	231,000	235,500
Senior unsecured notes	979,970	697,974
Liabilities associated with properties held for sale	407,841	38,890
Accrued expenses and other liabilities	77,245	67,758
Deferred revenues and tenant lease security deposits	75,296	50,373
Dividends and distributions payable	36,232	35,924

TOTAL LIABILITIES	2,339,111	1,703,138

Minority partners’ interests in consolidated partnerships	214,608	211,178
Preferred unit interest in the operating partnership	1,200	1,200
Limited partners’ minority interest in the operating partnership	33,719	53,231

TOTAL MINORITY INTERESTS	249,527	265,609

Commitments and contingencies	---	---

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 25,000,000 shares authorized	---	---
Common stock, $.01 par value, 200,000,000 shares authorized 82,556,273 and 80,618,339 shares issued and outstanding, respectively	826	806
Additional paid in capital	1,342,637	1,266,547
Accumulated other comprehensive loss	(477)	---
Treasury stock, 3,318,600 shares	(68,492)	(68,492)

TOTAL STOCKHOLDERS’ EQUITY	1,274,494	1,198,861

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,863,132	$3,167,608

(see accompanying notes to financial statements)

Back to Contents

RECKSON ASSOCIATES REALTY CORP.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share and share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

PROPERTY OPERATING REVENUES:
Base Rents	$124,130	$106,605	$358,181	$318,877
Tenant escalations and reimbursements	21,163	18,865	56,370	53,105

Total property operating revenues	145,293	125,470	414,551	371,982

OPERATING EXPENSES:
Property operating expenses	59,038	52,328	164,450	149,963
Marketing, general and administrative	8,224	7,503	24,597	21,586
Depreciation and amortization	35,486	28,697	96,546	83,477

Total operating expenses	102,748	88,528	285,593	255,026

Operating income	42,545	36,942	128,958	116,956

NON-OPERATING INCOME AND EXPENSES:
Gains on sales of real estate	85,512	—	85,512	—
Interest income on notes receivable (including $49, $479, $1,318 and $1,608, respectively, from related parties)	3,833	1,963	9,613	5,455
Investment income and other	6,509	5,279	7,647	10,671
Interest:
Expense	(31,985)	(24,120)	(82,810)	(74,388)
Amortization of deferred financing costs	(1,118)	(1,005)	(3,177)	(2,831)

Total non-operating income and expenses	62,751	(17,883)	16,785	(61,093)

Income before minority interests, preferred dividends and distributions, equity in earnings of real estate joint ventures and discontinued operations	105,296	19,059	145,743	55,863
Minority partners’ interests in consolidated partnerships	(3,740)	(4,135)	(11,368)	(14,738)
Limited partners’ minority interest in the operating partnership	(3,297)	(235)	(4,646)	(1,182)
Distributions to preferred unit holders	—	(41)	—	(541)
Equity in earnings of real estate joint ventures	248	112	482	520

Income before discontinued operations and dividends to preferred shareholders	98,507	14,760	130,211	39,922
Discontinued operations (net of minority interests): Income from discontinued operations	1,433	2,006	4,671	5,443
Gains on sales of real estate	13,615	2,228	13,790	11,069

Net income	113,555	18,994	148,672	56,434
Dividends to preferred shareholders	—	(3,437)	—	(11,868)
Redemption charges on Series A preferred stock	—	(6,717)	—	(6,717)

Net income allocable to common shareholders	$113,555	$8,840	$148,672	$37,849

Basic net income per weighted average common share:
Common	$1.20	$.07	$1.59	$.32
Discontinued operations	.18	.06	.23	.25

Basic net income per common share	$1.38	$.13	$1.82	$.57

Basic weighted average common shares outstanding	82,544,645	70,236,721	81,847,595	66,178,835

Diluted net income per weighted average common share	$1.37	$.13	$1.81	$.57

Diluted weighted average common shares outstanding	83,026,184	70,510,301	82,284,475	66,533,225

(see accompanying notes to financial statements)

Back to Contents

RECKSON ASSOCIATES REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$148,672	$56,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	100,093	86,496
Minority partners’ interests in consolidated partnerships	11,368	17,271
Limited partners’ minority interest in consolidated partnerships	5,296	2,090
Gains on sales of real estate	(99,764)	(13,724)
Equity in earnings of real estate joint ventures	(482)	(520)
Changes in operating assets and liabilities:
Deferred rents receivable	(26,794)	(13,863)
Prepaid expenses and other assets	(495)	(1,936)
Tenant receivables	(589)	450
Accrued expenses and other liabilities	15,578	(1,456)
Tenant lease security deposits	(1,545)	(913)

Net cash provided by operating activities	151,338	130,329

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Purchases of commercial real estate properties	(624,073)	(138,894)
Additions to developments in progress	(35,967)	(20,454)
Increase in contract and land deposits and pre-acquisition costs	(8,830)	—
Repayments of notes receivable	3,402	17,658
Additions to notes receivable	(78,659)	(15,619)
Additions to commercial real estate properties	(55,125)	(28,014)
Payment of deferred leasing costs	(15,590)	(13,951)
Investments in real estate joint ventures	(6,221)	—
Contributions to a real estate joint venture	—	(150)
Additions to furniture, fixtures and equipment	(615)	(528)
Proceeds from sales of real estate	23,681	64,337

Net cash (used in) investing activities	(797,997)	(135,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured borrowings	562,601	—
Principal payments on secured borrowings	(56,733)	(255,715)
Proceeds from issuance of senior unsecured notes, net of issuance costs	281,750	296,417
Repayment of senior unsecured notes	—	(100,000)
Payment of loan and equity issuance costs	(15,559)	(4,232)
Proceeds from unsecured credit facility	337,000	312,498
Principal payments on unsecured credit facility	(341,500)	(391,498)
Proceeds from unsecured bridge facility	470,000	—
Principal payments on unsecured bridge facility	(470,000)	—
Proceeds from issuance of common stock, net of issuance costs, and exercise of stock options	3,837	344,786
Redemption of Series A preferred stock	—	(47,580)
Distribution from affiliate joint venture	—	10,603
Distributions to minority partners in consolidated partnerships	(8,133)	(29,786)
Distributions to limited partners in the operating partnership	(4,299)	(3,805)
Distributions to preferred unit holders	—	(723)
Dividends to common shareholders	(104,643)	(81,462)
Dividends to preferred shareholders	—	(13,829)

Net cash provided by financing activities	654,321	35,674

Net increase in cash and cash equivalents	7,662	30,388
Cash and cash equivalents at beginning of period	25,137	22,887

Cash and cash equivalents at end of period	$32,799	$53,275

(see accompanying notes to financial statements)

Back to Contents

RECKSON ASSOCIATES REALTY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
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

The Company became the sole general partner of Reckson Operating Partnership, L.P. (the “Operating Partnership”) by contributing substantially all of the net proceeds of the IPO in exchange for an approximate 73% interest in the Operating Partnership. All Properties acquired by the Company are held by or through the Operating Partnership. In conjunction with the IPO, the Operating Partnership executed various option and purchase agreements whereby it issued common units of limited partnership interest in the Operating Partnership (“OP Units”) to certain continuing investors and assumed certain indebtedness in exchange for (i) interests in certain property partnerships, (ii) fee simple and leasehold interests in properties and development land, (iii) certain other business assets and (iv) 100% of the non-voting preferred stock of the management and construction companies. The Company’s ownership percentage in the Operating Partnership was approximately 96.8% and 95.7% at September 30, 2005 and 2004, respectively.

2.	BASIS OF PRESENTATION

The accompanying interim unaudited financial statements have been prepared by the Company’s management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate so as not to make the information presented misleading. The unaudited financial statements at September 30, 2005 and for the three and nine month periods ended September 30, 2005 and 2004 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

The accompanying consolidated financial statements include the consolidated financial position of the Company, the Operating Partnership and the Service Companies (as defined below) at September 30, 2005 and December 31, 2004 and the consolidated results of their operations for the three and nine month periods ended September 30, 2005 and 2004, respectively, and their cash flows for the nine months ended September 30, 2005 and 2004, respectively. The Operating Partnership’s investments in majority owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners’ interest. The Operating Partnership’s investments in real estate joint ventures, where it owns less than a controlling interest, are reflected in the accompanying financial statements on the equity method of accounting. The Service Companies, which provide management, development and construction services to the Company, the Operating Partnership and to third parties include Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Minority partners’ interests in consolidated partnerships represent a 49% non-affiliated interest in RT Tri-State LLC, owner of a six property suburban office portfolio located within the Tri-State Area, a 40% non-affiliated interest in Omni Partners, L.P., owner of a 579,000 square foot suburban office property, and a 49% non-affiliated interest in Metropolitan 919 3rd Avenue, LLC, owner of the property located at 919 Third Avenue, New York, NY. Limited partners’ minority interests in the Operating Partnership was approximately 3.2% and 4.3% at September 30, 2005 and 2004, respectively.

Back to Contents

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

Depreciation is computed utilizing the straight-line method over the estimated useful lives of ten to thirty years for buildings and improvements and five to ten years for furniture, fixtures and equipment. Tenant improvements, which are included in buildings and improvements, are amortized on a straight-line basis over the term of the related leases. Depreciation expense for each of the three and nine month periods ended September 30, 2005 and 2004 amounted to approximately $24.4 million and $67.7 million and $19.8 million and $59.5 million, respectively.

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

We allocate a portion of a property’s purchase price to tangible assets including the fair value of the building and building improvements on an as-if-vacant basis and to land determined either by real estate tax assessments, independent appraisals or other relevant data. Additionally, we assess fair value of identified intangible assets and liabilities based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.

Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. If we incorrectly estimate the values at acquisition or the undiscounted cash flows, initial allocation of purchase price and future impairment charges may be different.

Long Lived Assets

We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties and other investments. An investment’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the investment are less than the carrying value of the investment. Such assessments consider factors such as cash flows, expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred it will be measured as the excess of the carrying amount of the property over the fair value of the property. These assessments have a direct impact on our net income, as a recognition of an impairment results in an immediate negative adjustment to net income. In determining impairment, if any, we have followed FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“Statement No. 144”). Statement No. 144 did not have an impact on net income allocable to common shareholders. Statement No. 144 only impacts the presentation of the results of operations and gains on sales of real estate assets for those properties sold during the period within the consolidated statements of income.

Cash Equivalents

We consider highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Tenants’ lease security deposits aggregating approximately $5.2 million and $4.5 million at September 30, 2005 and December 31, 2004, respectively, have been included in cash and cash equivalents on the accompanying balance sheets.

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

Income Taxes

Commencing with its taxable year ended December 31, 1995, the Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its stockholders. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level income tax on taxable income it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the subsequent four taxable years. Even if the Company qualifies as a REIT, the Company may be subject to certain state and local taxes, including tax on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through the Company’s taxable REIT subsidiaries are subject to federal, state and local income taxes.

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

We incurred approximately $635,000 and $1.7 million and $1.3 million and $3.1 million of bad debt expense related to tenant receivables during the three and nine month periods ended September 30, 2005 and 2004, respectively, which accordingly reduced our total revenues and reported net income during those periods.

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

Gains on sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer’s financial commitment being sufficient to provide economic substance to the sale and us having no substantial continuing involvement with the buyer. Additionally, in connection with a sale of real estate, if the Company retains certain risks in the form of guarantees, the profit recognized on that sale shall be reduced and deferred by the maximum exposure to loss, until such exposure is relieved.

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

Stock Options

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“Statement No. 148”). Statement No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”), to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. Statement No. 148 also amends the disclosure provisions of Statement No. 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements.

The following table sets forth our pro forma information for common shareholders (in thousands except earnings per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net income allocable to common shareholders as reported	$113,555	$8,840	$148,672	$37,849
Add: Stock option expense included above	—	1	—	4
Deduct: Stock option expense determined under fair value
recognition method for all awards	—	(94)	—	(290)

Pro forma net income allocable to common shareholders	$113,555	$8,747	$148,672	$37,563

Net income per share as reported:
Basic	$1.38	$.13	$1.82	$.57

Diluted	$1.37	$.13	$1.81	$.57

Pro forma net income per share:
Basic	$1.38	$.12	$1.82	$.57

Diluted	$1.37	$.12	$1.81	$.56

The fair value for those options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005 (a)	2004	2005 (a)	2004

Risk free interest rate	N/A	3.00%	N/A	3.00%
Dividend yield	N/A	6.96%	N/A	6.96%
Volatility factor of the expected market price of our common stock	N/A	.199	N/A	.199
Weighted average expected option life (in years)	N/A	5.0	N/A	5.0

(a)	No options were granted or vested during the nine months ended September 30, 2005. As a result, no weighted-average assumptions or calculations were required.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement No. 123R”), which is a revision of Statement No. 123. Statement No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement No. 123R is similar to the approach described in Statement No. 123. However, Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Statement No. 123R must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement No. 123R on January 1, 2006. Once adopted, pro forma disclosure is no longer an alternative.

Back to Contents

Effective January 1, 2002, we elected to follow Statement No. 123 and use the Black-Scholes option pricing model to estimate the value of stock options granted to employees and expect to continue to use this acceptable option valuation model upon the required adoption of Statement No. 123R on January 1, 2006. Because Statement No. 123R must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because we adopted Statement No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for previously granted awards that were not recognized under Statement No. 123 would be recognized under Statement No. 123R. However, on January 1, 2006, the date we expect to adopt Statement No. 123R, all of the unexercised options outstanding under our stock option plans will be fully vested. As a result, no additional expense will be recognized. In addition, had we adopted Statement No. 123R in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described above.

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

As required by Statement No. 133, we record all derivatives on our balance sheet at fair value. For effective hedges, depending on the nature of the hedge, changes in the fair value of the derivative will be offset against the corresponding change in fair value of the hedged asset, liability, or firm commitment through earnings or recognized in accumulated other comprehensive income or loss (“OCI”) on our balance sheet until the hedged item is recognized in earnings.

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

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which explains how to identify variable interest entities (“VIEs”) and how to assess whether to consolidate such entities. VIEs are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs which we are involved with must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. The initial determination of whether an entity qualifies as a VIE shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date of a triggering event, as defined. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. In December 2003 the FASB issued FIN 46R, deferring the effective date until the period ended March 31, 2004 for interests held by public companies in VIEs created before February 1, 2003, which were non-special purpose entities. We adopted FIN 46R during the period ended March 31, 2004 and have determined that our unconsolidated subsidiaries do not represent VIEs pursuant to such interpretation. We will continue to monitor any changes in circumstances relating to certain of our consolidated and unconsolidated joint ventures which could result in a change in our consolidation policy.

Current pronouncements

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“Issue 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. The adoption of Issue 04-5 by the Company for new or modified limited partnership arrangements is effective June 30, 2005 and for existing limited partnership arrangements effective January 1, 2006. We do not expect that we will be required to consolidate our current unconsolidated joint venture investment nor do we expect Issue 04-05 to have a material effect on our consolidated financial statements.

Back to Contents

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	MORTGAGE NOTES PAYABLE

On August 3, 2005, we placed a first mortgage in the amount of $315.0 million on the property located at One Court Square, Long Island City, a sub-market of New York City. The mortgage note bears interest at a fixed rate of 4.905% per annum, requires monthly payments of interest only through September 1, 2015, the anticipated repayment date (“ARD”). In the event the mortgage is not satisfied on the ARD, all excess cash flow, as defined, shall be applied to amortize the loan and the interest rate shall be reset to 2% plus the greater of 4.905% and the then-current ten-year U.S. Treasury yield. The final maturity date of the loan is May 1, 2020. The mortgage note is secured by the property and is otherwise non-recourse except in limited circumstances regarding breaches of material representations. As additional collateral for the loan, we may be required to post letters of credit for the benefit of the lender, in the amount of $10.0 million each, during September 2013, March 2014 and September 2014 if Citibank, N.A., the property’s current sole tenant, exercises its second cancellation option for up to 20% of its leased space during 2014 and 2015. Proceeds received from this financing, net of mortgage recording tax and other costs, of approximately $303.5 million were used to re-pay a portion of our unsecured bridge facility as discussed in Note 5.

On August 26, 2005 we encumbered a pool of nine of our suburban office properties with interest only mortgages in the aggregate amount of approximately $196.1 million. Proceeds received, net of costs and required escrows, of approximately $188.3 million were used to repay borrowings under our unsecured credit facility, the remaining balance outstanding under our unsecured bridge facility and for the repayment of the secured property debt on 520 White Plains Road, Tarrytown, NY. On September 21, 2005, in connection with the transfer of these properties to a newly formed joint venture, Reckson Australia Operating Company LLC (the “RAOC JV”), these mortgages were assumed by the RAOC JV (see Note 6). The mortgage notes bear interest at a fixed interest rate of 5.20% per annum and mature in September 2010. These mortgage notes are cross-collateralized by the nine properties in the pool.

On June 20, 2005, in connection with the acquisition of our joint venture partner’s 40% interest in the property located at 520 White Plains Road, Tarrytown, NY, we assumed approximately $4.1 million of secured mortgage indebtedness of the joint venture. As a result, our total secured debt related to this property was approximately $11.1 million. On September 1, 2005, the mortgage note’s scheduled maturity date, we repaid the then outstanding balance of approximately $10.9 million with proceeds received from the aforementioned August 26, 2005 mortgage financings, resulting in the satisfaction of this note.

On September 12, 2005 we encumbered a pool of three of our suburban office properties with interest only mortgages in the aggregate amount of approximately $51.5 million. Proceeds received, net of costs and required escrows, of approximately $50.2 million were used to repay borrowings under our unsecured credit facility and for general corporate purposes. The mortgage notes bear interest at a fixed interest rate of 5.20% per annum and mature in October 2010. We have contracted to sell these properties to the RAOC JV, subject to the mortgage notes, in October 2006. These mortgage notes are cross-collateralized by the three properties in the pool.

Pursuant to the terms of the mortgage note encumbering the property located at 200 Summit Lake Drive in Valhalla, NY, the note was prepayable, without penalty, subsequent to September 1, 2005. On September 30, 2005, we repaid the outstanding balance of approximately $18.1 million with proceeds received from the joint venture formed on September 21, 2005 (as further discussed in Note 6) which resulted in the satisfaction of this note.

The mortgage debt on the property located at 395 North Service Road in Melville, NY was scheduled to mature on October 28, 2005. Pursuant to the terms of the note, we prepaid the mortgage debt on September 30, 2005, at which time the outstanding balance was approximately $18.6 million. We made this prepayment with a borrowing under our unsecured credit facility and proceeds received from the joint venture formed on September 21, 2005 which resulted in the satisfaction of this note.

At September 30, 2005, there were 14 fixed rate mortgage notes payable with an aggregate outstanding principal amount of approximately $930.4 million. These mortgage notes are secured by properties with an aggregate carrying value at September 30, 2005 of approximately $1.6 billion and which are pledged as collateral against the mortgage notes payable. In addition, approximately $42.0 million of the $930.4 million is recourse to us. The mortgage notes bear interest at rates ranging from 4.91% to 8.50%, and mature between 2006 and 2015. The weighted average interest rate on the outstanding mortgage notes payable at September 30, 2005 was approximately 6.35% ..

Back to Contents

Certain of the mortgage notes payable are guaranteed by the Company and/or certain limited partners in the Operating Partnership. In addition, consistent with customary practices in non-recourse lending, certain non-recourse mortgages may be recourse to the Company under certain limited circumstances including environmental issues and breaches of material representations.

The following table sets forth our mortgage notes payable at September 30, 2005, by scheduled maturity date (dollars in thousands):

Property		Principal Outstanding	Interest Rate	Maturity Date	Amortization Term (Years)

1350 Avenue of the Americas, NY, NY		$72,342	6.52%	June, 2006	30
Landmark Square, Stamford, CT	(a)	41,955	8.02%	October, 2006	25
100 Summit Lake Drive, Valhalla, NY		14,995	8.50%	April, 2007	15
333 Earle Ovington Blvd., Mitchel Field, NY	(b)	50,933	7.72%	August, 2007	25
810 Seventh Avenue, NY, NY	(c)	78,316	7.73%	August, 2009	25
100 Wall Street, NY, NY	(c)	33,937	7.73%	August, 2009	25
6900 Jericho Turnpike, Syosset, NY	(d)	6,995	8.07%	July, 2010	25
6800 Jericho Turnpike, Syosset, NY	(d)	13,253	8.07%	July, 2010	25
580 White Plains Road, Tarrytown, NY	(d)	12,069	7.86%	September, 2010	25
520 Broadhollow Road, Melville, NY	(g)	11,869	5.20%	October, 2010	Interest Only
50 Marcus Avenue, Melville, NY	(g)	28,277	5.20%	October, 2010	Interest Only
1660 Walt Whitman Road, Melville, NY	(g)	11,386	5.20%	October, 2010	Interest Only
919 Third Avenue, NY, NY	(e)	239,049	6.87%	August, 2011	30
One Court Square, Long Island City, NY		315,000	4.91%	September, 2015 (f)	Interest Only

Total / Weighted average		$930,376	6.35%

(a)	Encompasses six Class A office properties.
(b)	We have a 60% general partnership interest in this property and our proportionate share of the aggregate principal amount is approximately $30.6 million.
(c)	These properties are cross-collateralized.
(d)	It is anticipated that the properties secured by these mortgages, along with the mortgages, will be contributed to a joint venture in January 2006.
(e)	We have a 51% membership interest in this property and our proportionate share of the aggregate principal amount is approximately $121.9 million.
(f)	Anticipated repayment date (“ARD”). Final maturity date is May 1, 2020.
(g)	These properties are cross-collateralized and are contracted to be sold to the RAOC JV in October 2006.

On October 20, 2005, in connection with our acquisition of 711 Westchester Avenue in White Plains, NY we assumed the existing first mortgage debt on the property of approximately $12.5 million. The mortgage bears interest at approximately 5.4% per annum, requires monthly payments of interest only through January 2007 and monthly payments of interest and principal based on a 30 year amortization schedule commencing in February 2007. The mortgage matures on January 1, 2015.

During the quarterly period ended June 30, 2005 we entered into anticipatory interest rate hedge instruments totaling $250.0 million to protect ourselves against potentially rising interest rates. These instruments were settled prior to their maturity in exchange for a mortgage rate lock agreement in connection with a 15-year permanent financing on the property located at One Court Square, Long Island City, NY which closed on August 3, 2005. Costs related to the terminated instruments of approximately $1.4 million were incorporated into the final fixed mortgage rate of 4.905% per annum. The other comprehensive loss is being amortized as a yield adjustment of the fixed-rate mortgage.

We also entered into an additional $200.0 million of anticipatory interest rate hedge instruments during the quarterly period ended June 30, 2005, which were scheduled to coincide with our August 26, 2005 and September 12, 2005 financings on 12 of our office properties. These hedge instruments were settled on August 1, 2005 realizing proceeds of approximately $1.1 million. The proceeds received from settlement of the instruments were used to buy-down the final fixed mortgage rates to 5.20% per annum. The gain resulting from this settlement has been recorded to OCI and is being amortized as a yield adjustment of the fixed-rate mortgage. Nine of these properties were sold to the RAOC JV, subject to their mortgage notes, on September 21, 2005 at which time we reclassified the proportionate share of the gain from OCI to earnings. The remaining three office properties are under contract to be sold to the RAOC JV, subject to the mortgage notes, in October 2006, at which time we will reclassify the proportionate share of the gain from OCI to earnings.

Back to Contents

4.	SENIOR UNSECURED NOTES

During June 2005, the Operating Partnership issued $287.5 million aggregate principal amount of 4.00% exchangeable senior debentures due June 15, 2025. Interest on the debentures will be payable semi-annually on June 15 and December 15, commencing December 15, 2005. The debentures are callable after June 17, 2010 at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par, on June 15, 2010, 2015 and 2020. The net proceeds from the offering, after the underwriter’s discounts and expenses, were approximately $281.6 million and were used for the repayment of amounts outstanding under our unsecured credit facility. (See Note 7, Stockholders’ Equity, regarding the terms of the debentures’ exchange into our common stock).

At September 30, 2005, the Operating Partnership had outstanding approximately $980.0 million (net of unamortized issuance discounts) of senior unsecured notes (the “Senior Unsecured Notes”). The following table sets forth the Operating Partnership’s Senior Unsecured Notes and other related disclosures by scheduled maturity date (dollars in thousands):

	Face	Coupon	Term
Issuance	Amount	Rate	(in Years)	Maturity

June 17, 2002	$50,000	6.00%	5	June 15, 2007
August 27, 1997	150,000	7.20%	10	August 28, 2007
March 26, 1999	200,000	7.75%	10	March 15, 2009
January 22, 2004	150,000	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
June 27, 2005	287,500	4.00%	20	June 15, 2025

	$987,500

Interest on the Senior Unsecured Notes is payable semiannually with principal and unpaid interest due on the scheduled maturity dates. In addition, certain of the Senior Unsecured Notes were issued at discounts aggregating approximately $8.3 million. Such discounts are being amortized to interest expense over the term of the Senior Unsecured Notes to which they relate.

5.	UNSECURED CREDIT FACILITY AND BRIDGE FACILITY

On May 13, 2005, we obtained a $470.0 million unsecured bridge facility (the “Bridge Facility”) from Citibank, N.A. The Bridge Facility was for an initial term of six months and we had the option for a six-month extension upon paying a one-time fee of 7.5 basis points on the amount then outstanding. During August 2005, we repaid $303.5 million of outstanding borrowings under the Bridge Facility with net proceeds received from the secured debt financing of the property located at One Court Square, Long Island City, NY. In addition, in September 2005, we repaid the remaining balance outstanding under the Bridge Facility of $166.5 million with proceeds received from the secured debt financing of a pool of nine of our suburban office properties. As a result of the foregoing, the Bridge Facility has been retired and is no longer available for borrowings thereunder.

We currently maintain a $500 million unsecured credit facility (the “Credit Facility”) from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp, North America, Inc. and Wachovia Bank, National Association as co-documentation agents. The Credit Facility matures in August 2008, contains options for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. In addition, borrowings under the Credit Facility are currently priced off LIBOR plus 80 basis points and the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership’s senior unsecured credit ratings, the interest rates and facility fee are subject to change. At September 30, 2005, the outstanding borrowings under the Credit Facility aggregated $231.0 million and carried a weighted average interest rate of 4.86% per annum.

We utilize the Credit Facility primarily to finance real estate investments, fund our real estate development activities and for working capital purposes. At September 30, 2005, we had availability under the Credit Facility to borrow approximately an additional $243.8 million, subject to compliance with certain financial covenants. Such amount is net of approximately $25.2 million in outstanding undrawn standby letters of credit, which are issued under the Credit Facility.

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

Back to Contents

In May 2005, we acquired a 1.4 million square foot, 50-story, Class A office tower located at One Court Square, Long Island City, NY, for approximately $471.0 million, inclusive of transfer taxes and transactional costs. One Court Square is 100% leased to the seller, Citibank N.A., under a 15-year net lease. The lease contains partial cancellation options effective during 2011 and 2012 for up to 20% of the leased space and in 2014 and 2015 for up to an additional 20% of the leased space, subject to notice and the payment of early termination penalties. On October 28, 2005, we entered into a contract to sell between a 65% and 70% joint venture interest in One Court Square to certain funds advised by JPMorgan Investment Management. The contract is subject to certain conditions and is expected to close during the fourth quarter of 2005. In accordance with FASB Statement No. 144, the assets and liabilities of One Court Square are classified as held for sale on our consolidated balance sheet at September 30, 2005.

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

On May 26, 2005, we entered into a contract to sell approximately 60 acres of vacant land located in Chatham Township, NJ for up to approximately $30.0 million, which is based upon a final approved site plan. The closing is anticipated to occur upon receiving final re-zoning approvals and other customary due diligence and approvals. The sale is contingent upon due diligence, environmental assessment, re-zoning and other customary approvals. There can be no assurances that any of the aforementioned contingences will be achieved and the sale ultimately completed.

On June 8, 2005, we sold a three-acre vacant land parcel located on Long Island for approximately $1.4 million which resulted in a net gain of approximately $175,000, net of limited partner’s minority interest. Such gain is reflected as a component of discontinued operations on our consolidated statements of income.

On June 20, 2005, we acquired our joint venture partner’s 40% interest in a 172,000 square foot office property located at 520 White Plains Road, Tarrytown, NY for approximately $8.1 million which consisted of the issuance of 127,510 OP Units valued at $31.37 per OP Unit and the assumption of approximately $4.1 million of secured mortgage indebtedness of the joint venture. Prior to us acquiring this interest, we accounted for the joint venture under the equity method of accounting. In accordance with the equity method of accounting, our proportionate share of the joint venture’s income was approximately $176,000 for the period January 1, 2005 through June 19, 2005 and $112,000 and $520,000 for the three and nine month periods ended September 30, 2004.

On July 14, 2005, we acquired two adjacent Class A suburban office properties aggregating approximately 228,000 square feet located at 225 High Ridge Road in Stamford, CT for approximately $76.3 million. This acquisition was made through a borrowing under our Credit Facility. The buildings are approximately 100% leased. On August 26, 2005 this property was encumbered, along with eight other properties, with an interest only mortgage in the amount of approximately $55.3 million and on September 21, 2005 was sold to the joint venture discussed below for approximately $76.5 million which included the assignment of the property’s mortgage debt.

On August 18, 2005, we entered into (i) an underwriting agreement relating to the public offering in Australia of approximately A$263.0 million (approximately US$202.0 million) of units (“LPT Units”) in a newly-formed Reckson-sponsored Australian listed property trust, Reckson New York Property Trust (“Reckson LPT”), a newly-formed listed property trust which is traded on the Australian Stock Exchange and (ii) contribution and sale agreements pursuant to which, among other things, we agreed to transfer 25 of our properties for an aggregate purchase price of approximately $563.0 million and containing an aggregate of 3.4 million square feet, in three separate tranches, to the RAOC JV in exchange for a 25% interest in the RAOC JV and approximately $502.0 million in cash (inclusive of proceeds from mortgage debt to be assumed by the RAOC JV). On September 21, 2005, Reckson LPT completed its public offering and the closing of the first tranche (“Tranche I”) of this transaction.

In the Tranche I closing, the RAOC JV acquired from us 17 of our suburban office properties containing approximately 2.0 million square feet for consideration of approximately $367.0 million (including the assumption of approximately $196.1 million in mortgage debt which had been incurred by us in August 2005 – see Note 2). In return, we received a 25% interest in the RAOC JV and approximately $128.1 million in cash resulting in an aggregate gain of approximately $103.6 million. As discussed below relating to certain guarantees we have made, approximately $18 million of the aggregate gain has been deferred to future periods pursuant to Statement No. 66 to coincide with the release of the guarantees. As a result, gains on sales of real estate, related to Tranche I reported in the current period is approximately $82.7 million, net of limited partners’ minority interest. Approximately $22.0 million of the cash received was used to repay certain of our secured mortgage indebtedness on September 30, 2005 and approximately $105.7 million of the cash received was used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to Section 1031 of the Code (a “Section 1031 Exchange”). A Section 1031 Exchange allows for the deferral of taxes related to the gain attributable to the sale of property if qualified replacement property is identified within 45 days and such qualified replacement property is acquired within 180 days from the initial sale. As described below, on October 7, 2005 we acquired a qualified replacement property for purposes of this Section 1031 Exchange and thereby deferred a portion of the gain from the Tranche I sale.

Back to Contents

In connection with the foregoing, on September 21, 2005, Reckson Australia Holdings LLC (“Reckson Holdings”), a wholly-owned subsidiary of the Operating Partnership, and Reckson Australia LPT Corporation (“LPT REIT”), a U.S. real estate investment trust which is wholly-owned by Reckson LPT, entered into the Amended and Restated Limited Liability Company Agreement governing the RAOC JV (the “Operating Agreement”). Pursuant to the Operating Agreement, LPT REIT holds a 75% interest in, and acts as the managing member for the RAOC JV, and Reckson Holdings holds a 25% non-managing member interest therein. The Operating Agreement provides that, if at any time additional capital contributions are made to the RAOC JV, Reckson Holdings will have a right to make additional capital contributions up to an amount necessary to maintain its 25% interest therein on the same terms and conditions as such other capital contributions.

As the managing member of the RAOC JV, LPT REIT has the sole responsibility for managing its business and affairs on a day-to-day basis, other than with respect to certain identified “major decisions,” including but not limited to a merger or consolidation involving the RAOC JV, a disposition of all or substantially all of its assets, or the liquidation or dissolution of the RAOC JV. Such major decisions require the prior written consent of a majority of the non-managing members. As a result of the foregoing, we are accounting for our 25% non-managing member interest in the RAOC JV under the equity method of accounting. In accordance with the equity method of accounting, our proportionate share of the RAOC JV’s income was approximately $308,000 for the period September 21, 2005 through September 30, 2005.

The Tranche II closing consisting of three of our properties, valued at approximately $71.7 million, is expected to be funded entirely from the proceeds of mortgage debt and is scheduled to close in January 2006. The Tranche III closing consisting of five of our properties, valued at approximately $124.7 million, is scheduled to close in October 2006 and will include the assumption of approximately $51.5 million of existing mortgage debt. The Tranche II and Tranche III closings are subject to customary closing conditions.

Our Service Companies provide asset management, property management, leasing, construction and other services to the RAOC JV and affiliates of ours are entitled to transaction fees and ongoing fees for providing services to the RAOC JV. As of September 30, 2005, we earned and received approximately $3.6 million in transaction related fees from the RAOC JV. Such amount is included in investment income and other on our consolidated statements of income. In addition, we also formed Reckson Australia Management Limited (“RAML”), a wholly owned subsidiary, that will manage Reckson LPT and serve as its “Responsible Entity”. The Responsible Entity will be managed by a six member board that includes three independent directors domiciled in Australia. To address and mitigate any potential conflicts of interest with Reckson LPT or its affiliates the Company has adopted the following policies: (i) all transactions between the Company and Reckson LPT or its affiliates shall require the approval of a majority of the independent directors of both the Company and Reckson LPT, (ii) Executive Officers and Directors of the Company are prohibited from owning equity in the Reckson LPT, and (iii) the adoption of an express policy which mandates that leasing decisions shall be made without regard to the Company’s percentage ownership of any property.

Under the Operating Agreement, Reckson Holdings will have the right, beginning September 21, 2007, to require LPT REIT to redeem all or a portion of Reckson Holdings’ membership interest in the RAOC JV for cash or, at LPT REIT’s option, shares of LPT REIT’s common stock (which may be exchanged for LPT Units) on a one-for-one basis. Reckson Holdings also has the right to cause the liquidation of the RAOC JV in the event that RAML is replaced as Reckson LPT’s Responsible Entity. In addition, the Operating Agreement contains a right of first refusal granting Reckson Holdings the right to acquire any asset of the RAOC JV, at fair market value, in the event of an attempted sale of such asset or the exercise of Reckson Holdings’ right to liquidate the RAOC JV.

In connection with the Tranche I closing, on September 21, 2005 the Company, RAOC JV and LPT REIT entered into an Option Agreement (the “Option Agreement”) pursuant to which we granted RAOC JV options to acquire ten additional properties from the Operating Partnership over a two year period, beginning January 1, 2006 containing an aggregate of approximately 1.2 million square feet at a price based on the fair market value at the time of transfer to RAOC JV. The Option Agreement contains a right of first refusal granting RAOC JV the right to acquire any option property in the event we receive, and are amenable to, an offer from a third party to purchase such option property. The Option Agreement will terminate under certain circumstances, including if (i) RAOC JV sends notice of its intent to exercise its option but fails to close as obligated, (ii) RAOC JV is in default under the Option Agreement, the contribution agreement or the sale agreement or (iii) RAML or an affiliate of ours is no longer the Responsible Entity of Reckson LPT.

In connection with the mortgage indebtedness securing nine of the Tranche I properties, which were transferred to the RAOC JV on September 21, 2005, and three of the Tranche III properties scheduled to be transferred to the RAOC JV during October 2006, we have guaranteed to the lender certain customary non-recourse carve-outs, as well as certain obligations relating to the potential termination of a number of leases at four of these properties. We have also guaranteed to the lender certain capital requirements related to these properties. We will be relieved of the customary non-recourse carve-outs and capital requirements upon transfer of the respective properties to the RAOC JV and the RAOC JV meeting a net worth test of at least $100.0 million. We will be relieved of all but two of the lease related obligations upon transfer of the respective properties to the RAOC JV and the RAOC JV meeting a net worth test of at least $200.0 million. The RAOC JV has agreed to indemnify us for any loss, cost or damage it may incur pursuant to our guaranty of these obligations. As of September 30, 2005, the RAOC JV met the $100.0 million net worth threshold and there remain approximately $18 million of aggregate guarantees outstanding.

In accordance with FASB Statement No. 144, the assets and liabilities of the properties transferred and to be transferred, excluding the option properties, to the RAOC JV are classified as held for sale on our consolidated balance sheets, for all periods presented.

Back to Contents

On September 22, 2005, we sold two suburban office properties, aggregating approximately 69,000 square feet, located at 310 and 333 East Shore Road in Great Neck, Long Island for aggregate consideration of approximately $17.3 million. As a result, we recorded an aggregate gain, net of limited partners’ minority interest, of approximately $13.6 million. Net proceeds received from the sale of approximately $17.1 million were used to establish an escrow account with a qualified intermediary for a Section 1031 Exchange. There can be no assurances that we will meet the requirements of a Section 1031 Exchange by identifying and acquiring a qualified replacement property in the required time frame, in which case we would recognize a tax gain of approximately $12.9 million, which could potentially affect our REIT distribution requirements. Pursuant to FASB Statement No. 144, the operating results of these properties are classified within discontinued operations, for all periods presented, on our consolidated statements of income.

As of September 30, 2005, we owned and operated 81 office properties (inclusive of twenty-five office properties owned through joint ventures) comprising approximately 17.0 million square feet and eight industrial / R&D properties comprising approximately 863,000 square feet located in the Tri-State Area.

At September 30, 2005, we owned approximately 341 acres of land in 12 separate parcels of which we can, based on current estimates, develop approximately 3.1 million square feet of office space (the “Development Parcels”). During July 2004, we commenced the ground-up development on one of the Development Parcels of a 305,000 square foot Class A office building with a total anticipated investment of approximately $61.3 million. This development is located within our existing three building executive office park in Melville, NY and is nearing completion. During July 2005, we commenced the ground-up development on one of the Development Parcels of a 37,000 square foot Class A retail property with a total anticipated investment of approximately $10.1 million. This development is located within our existing six building office park in Stamford, Connecticut. In August 2005, we recommenced the ground-up development of one of the Development Parcels of a 316,000 square foot Class A office building with an anticipated incremental investment of approximately $47.0 million. This development is located in our existing three building office park located in Princeton, NJ. There can be no assurances that the actual cost of these ground-up development projects will not exceed their anticipated amounts. Further, one of the Development Parcels, aggregating approximately 4.1 acres is classified as held for sale on our balance sheets and is expected to close during 2006 for aggregate consideration of $2.0 million. In addition, as previously discussed, in May 2005, we entered into a contract to sell approximately 60 acres of vacant land in Chatham Township, NJ, subject to a change in zoning. As of September 30, 2005, we had invested approximately $183.4 million in the Development Parcels.

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

During September 2005, we entered into a contract to sell our property located at 48 Harbor Park Drive, located in Port Washington, Long Island, for approximately $6.4 million and anticipate recording a gain on sales of real estate of approximately $3.0 million upon sale. The closing is scheduled to occur within three months. However, there can be no assurances that this sale will occur under the terms contemplated or at all. Pursuant to FASB Statement No. 144, this property has been reflected as held for sale on our balance sheets and its operating results are classified within discontinued operations, for all periods presented, on our consolidated statements of income.

During September 2005 we entered into a letter of intent with an entity owned by the owner of the New York Islanders to enter into a 50 / 50 joint venture to potentially develop over five million square feet of office, residential, retail and hotel space in the Mitchel Field, Long Island sub-market in and around Nassau County’s Veterans Memorial Coliseum where we are currently the largest owner of office properties. The development, which has other competing proposals, is subject to numerous governmental approvals, compliance, zoning and other customary approvals. In addition, if selected we would serve as the master developer of the development. There can be no assurances that we will enter into the aforementioned joint venture, that the joint venture will be selected as the developer or that all required approvals, zoning and compliance can be obtained.

On July 8, 2005, we entered into a contract to purchase a 1.1 million square foot Class A office complex located at 204 EAB Plaza in Uniondale, NY, commonly referred to as “EAB Plaza”, for approximately $240 million. The property is encumbered by a long-term ground lease which has a remaining term in excess of 75 years, including renewal options. Pursuant to the terms of the contract, we provided the seller with a down payment in the form of a $24.0 million standby letter of credit which was issued under our Credit Facility. On October 7, 2005 we acquired this office complex for consideration of approximately $240.0 million and changed the name of the complex to Reckson Plaza. The acquisition of Reckson Plaza was financed, in part, (i) from sales proceeds being held by the previously referenced qualified intermediary as the property was an identified, qualified replacement property, (ii) a borrowing under our Credit Facility, (iii) the satisfaction of our $27.6 million junior participating mezzanine loan which was secured by a pledge of an indirect interest of an entity which owned the ground leasehold estate and (iv) cash on hand. In connection with this acquisition we also acquired an adjoining 8.2 acre development site for approximately $19.0 million which was financed through a borrowing under our Credit Facility. As a result of this acquisition, the aforementioned standby letter of credit was cancelled.

Back to Contents

On October 11, 2005 we entered into a contract to sell our property located at 100 Wall Street, New York, NY for approximately $134.0 million and anticipate recording a gain on sales of real estate of approximately $50.5 million upon sale. The property is currently secured by a first mortgage and is cross collateralized with another one of our New York City properties. In order to effectuate the sale and not incur prepayment penalties which would be due under a prepayment of the mortgage, we intend to provide the lender with replacement collateral and assign this mortgage debt to the replacement collateral properties. We have agreed to pay a substitution of collateral fee anticipated to be approximately $1.7 million. In addition, we have agreed to provide the purchaser with a mezzanine loan in the amount of $30.0 million which will bear interest at 15.0% per annum, require payments of interest only and have a term of two years. The closing is scheduled to occur during the fourth quarter of 2005. The contract is subject to customary conditions, including the assignment of the existing mortgage to the replacement collateral. Pursuant to FASB Statement No. 144, this property has been reflected as held for sale on our balance sheets and its operating results are classified within discontinued operations, for all periods presented, on our consolidated statements of net income.

On October 20, 2005, we acquired a 118,000 square foot suburban office property situated on ten acres of land located at 711 Westchester Avenue in White Plains, NY for approximately $24.8 million. This acquisition was financed through the assumption of approximately $12.5 million of existing debt on the property and a borrowing under our Credit Facility.

Note Receivable Investments

On March 16, 2005, a wholly owned subsidiary of the Operating Partnership advanced under separate mezzanine loan agreements, each of which bears interest at 9% per annum, (i) approximately $8.0 million which matures in April 2010 and is secured, in part, by indirect ownership interests in ten suburban office properties located in adjacent office parks in Long Island, NY and (ii) approximately $20.4 million which matures in April 2012 and is secured, in part, by indirect ownership interests in twenty-two suburban office properties located in adjacent office parks in Long Island, NY. Each mezzanine loan is additionally secured by other guaranties, pledges and assurances and is pre-payable without penalty after 18 months from the initial funding. We made these investments through a borrowing under our Credit Facility.

In May 2005, we acquired a 65% interest in an $85 million, 15-year loan secured by an indirect interest in a 550,000 square foot condominium in a Class A office tower located at 1166 Avenue of the Americas, New York, NY for approximately $55.3 million. The loan accrues interest compounded at 9.0% and pays interest at an annual rate of 6.0% through March 2010, 8.5% thereafter through March 2015 and 11.0% thereafter through maturity in 2020. The loan is pre-payable only under certain circumstances and, in any case, not before 2009. Upon a capital event related to the indirect interest in the property which secures the loan, we are entitled to participate in 30% of the net proceeds derived from such capital event. This investment replaced our $34.0 million mezzanine loan, including accrued and unpaid interest, to one of the partners owning such condominium interest. We also acquired an approximately 5% indirect ownership interest in the property for a purchase price of approximately $6.2 million. The property is currently 100% leased. The balance of these investments was funded through a borrowing under our Credit Facility and cash on hand.

On September 30, 2005, we advanced $20.0 million to entities that are each controlled by Cappelli Enterprises under a junior mezzanine loan. This mezzanine loan bears interest at 15.0% per annum, subject to reduction in certain circumstances after December 31, 2005, is secured by a pledge of an indirect ownership interest in a 550,000 square foot office condominium in a Class A office tower located at 1166 Avenue of the Americas, New York City and has a scheduled maturity date of March 31, 2006. As described above, during May 2005 we made a $55.3 million participating loan investment secured by interests in this property (including the interests securing this new mezzanine loan). We have also advanced a $10.0 million bridge loan to Louis Cappelli, an affiliate, under a promissory note (the “Promissory Note”) in anticipation of closing a longer-term structured finance transaction. The Promissory Note bears interest at 4.86% per annum, matures on November 30, 2005, is secured by a security interest in a reserve account owned by the borrower and is pre-payable in whole or in part without penalty. It is anticipated that both this junior mezzanine loan and the Promissory Note will be refinanced by a new junior mezzanine loan to be advanced by us secured by interests in the 1166 Avenue of the Americas condominium and interests in certain development properties controlled by Mr. Cappelli to be made by one or more of our subsidiaries. We funded these investments through a borrowing under our Credit Facility.

At September 30, 2005, we had invested approximately $76.0 million in mezzanine loans and approximately $55.3 million in a participating loan investment. In general these investments are secured by a pledge of either a direct or indirect ownership interest in the underlying real estate or leasehold, other guaranties, pledges and assurances.

Back to Contents

The following table sets forth the terms of the mezzanine loans at September 30, 2005 (in thousands):

Property	Amount	Interest Rate		Funding	Maturity

EAB Plaza	$27,592	14.87%	(a)	Sep., 2003	Sep., 2005	(b)
Long Island office portfolio	8,031	9.00%		Mar., 2005	Apr., 2010	(c)
Long Island office portfolio	20,356	9.00%		Mar., 2005	Apr., 2012	(c)
1166 Avenue of the Americas (d)	20,000	15.00%		Sep., 2005	Mar., 2006

	$75,979

(a)	Weighted average interest rate which is based on a spread over LIBOR, with a LIBOR floor of 1.63% per annum.
(b)	This mezzanine loan was satisfied on October 7, 2005 in connection with our acquisition of Reckson Plaza.
(c)	Prepayable without penalty after 18 months from initial funding.
(d)	Junior mezzanine interest secured by an indirect interest in a 550,000 square foot condominium interest.

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

As of September 30, 2005, we held two other notes receivable, which aggregated approximately $1.5 million and carried a weighted average interest rate of 10.97% per annum (the “Other Notes”) and collectively with the Omni Note, our mezzanine loans and preferred loan investments (the “Note Receivable Investments”). The Other Notes are secured in part by a minority partner’s preferred unit interest in the Operating Partnership, an interest in real property and a personal guarantee. $450,000 of the Other Notes matures on December 1, 2005 and the remaining $1.0 million matures on January 31, 2010.

As of September 30, 2005, management has made subjective assessments as to the underlying security value on the Note Receivable Investments. These assessments indicate an excess of market value over the carrying value and, based on these assessments, we believe there is no impairment to their carrying value.

On October 7, 2005, a wholly owned subsidiary of the Operating Partnership advanced under a second mortgage loan agreement $10.0 million to an entity which owns a 60,000 square foot office property located on Madison Avenue in New York City which is currently slated for residential conversion. The borrower is an affiliate of the seller of EAB Plaza which we acquired on October 7, 2005. This mortgage loan bears interest at 20.0% per annum, requires monthly payments of interest only, matures on October 7, 2007 and is secured by the underlying property. The mortgage loan is not pre-payable until the earlier of January 10, 2007 or the sale of the underlying property and upon notice. In addition to this mortgage loan Reckson Construction and Development, LLC (“RCD”) entered into a development agreement with the owner of the property to perform certain predevelopment, development and / or other services with respect to the property. In exchange for its services, RCD will receive a development fee of $2.0 million which is payable in equal monthly installments over a two-year period. Interest due under the mortgage note during its term and the entire development fee are currently being held in a segregated account under our control.

7.	STOCKHOLDERS’ EQUITY

Basic net income per share on the Company’s common stock was calculated using the weighted average number of shares outstanding of 82,544,645 and 70,236,721 for the three months ended September 30, 2005 and 2004, respectively, and 81,847,595 and 66,178,835 for the nine months ended September 30, 2005 and 2004, respectively.

Back to Contents

The following table sets forth our reconciliation of numerators and denominators of the basic and diluted net income per weighted average common share and the computation of basic and diluted net income per weighted average share for the Company’s common stock (in thousands except for earnings per share data):

		Three Months Ended			Nine Months Ended,
		September 30,			September 30,

		2005	2004		2005	2004

Numerator:
Income before discontinued operations and dividends to preferred stockholders		$98,507	$14,760		$130,211	$39,922

Discontinued operations (net of share applicable to limited partners and minority interests)		15,048	4,234		18,461	16,512
Dividends to preferred shareholders		—	(3,437)		—	(11,868)
Redemption charges on Series A preferred stock		—	(6,717)		—	(6,717)

Numerator for basic and diluted earnings per common share		$113,555	$8,840		$148,672	$37,849

Denominator:
Denominator for basic earnings per share – weighted average common shares		82,545	70,237		81,848	66,179
Effect of dilutive securities:
Common stock equivalents		481	273		436	354

Denominator for diluted earnings per common share – adjusted weighted average shares and assumed conversions		83,026	70,510		82,284	66,533

Basic earnings per weighted average common share:
Income from continuing operations	$	..16	$.07	$	..55	$.32
Gains on sales of real estate		1.04	—		1.04	—
Discontinued operations		18.06			..23	.25

Net income per common share		$1.38	$.13		$1.82	$.57

Diluted earnings per weighted average common share:
Income from continuing operations	$	..16	$.07	$	..54	$.32
Gains on sales of real estate		1.03	—		1.04	—
Discontinued operations		..18	.06		..23	.25

Diluted net income per common share		$1.37	$.13		$1.81	$.57

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

A Class A OP Unit and a share of common stock have similar economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership. As of September 30, 2005, the Operating Partnership had issued and outstanding 1,617,675 Class A OP Units and 465,845 Class C OP Units. The Class A OP Units and the Company’s common stock currently receive a quarterly distribution of $0.4246 per unit/share. The Class C OP Units were issued in August 2003 in connection with the contribution of real property to the Operating Partnership and currently receive a quarterly distribution of $0.4664 per unit. Subject to certain holding periods, OP Units may either be redeemed for cash or, at the election of the Company, exchanged for shares of common stock on a one-for-one basis.

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

Back to Contents

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

The limited partners’ minority interest in the Operating Partnership (“Limited Partner Equity”), which is reflected on the accompanying balance sheets, is reported at an amount equal to the limited partners’ ownership percentage of the net equity of the Operating Partnership at the end of the reporting period. The Limited Partner Equity is adjusted at the end of the period to reflect the ownership percentages at that time. The Limited Partner Equity was approximately 3.2% and 4.3% at September 30, 2005 and 2004, respectively.

During the three month period ended September 30, 2005, 22,500 shares of the Company’s common stock were issued in connection with the exercise of outstanding options to purchase stock under its stock option plans resulting in proceeds to us of approximately $600,000. In addition, during June 2005, a limited partner in the Operating Partnership exchanged 841,992 OP Units for an equal number of shares of the Company’s common stock.

The Board of Directors of the Company initially authorized the purchase of up to 5.0 million shares of the Company’s common stock. Transactions conducted on the New York Stock Exchange have been, and will continue to be, effectuated in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. Since the Board’s initial authorization, the Company has purchased 3,318,600 shares of its common stock for an aggregate purchase price of approximately $71.3 million. In June 2004, the Board of Directors re-set the Company’s common stock repurchase program back to 5.0 million shares. No purchases have been made since March 2003.

The Operating Partnership has issued and outstanding 1,200 preferred units of limited partnership interest with a liquidation preference value of $1,000 per unit and a stated distribution rate of 7.0%, which is subject to reduction based upon terms of their initial issuance (the “Preferred Units”). The terms of the Preferred Units provide for this reduction in distribution rate in order to address the effect of certain mortgages with above market interest rates which were assumed by the Operating Partnership in connection with properties contributed to the Operating Partnership in 1998. As a result of the aforementioned reduction, there are currently no distributions being made on the Preferred Units.

In July 2002, as a result of certain provisions of the Sarbanes-Oxley Act of 2002, we discontinued the use of stock loans in our Long Term Incentive Programs (“LTIP”). In connection with LTIP grants made prior to the enactment of the Sarbanes-Oxley Act of 2002, we currently have stock loans outstanding to certain executive officers which were used to purchase 385,000 shares of our common stock. The stock loans were priced at the market prices of our common stock at the time of issuance, bear interest at the mid-term Applicable Federal Rate and are secured by the shares purchased. Such stock loans (including accrued interest) are scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon initial vesting periods ranging from seven to ten years. Such forgiveness is based on continued service and in part on the Company attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. As of September 30, 2005, there remains 180,714 shares of common stock subject to the original stock loans which are anticipated to vest between 2006 and 2011. Approximately $285,000 and $792,000 and $290,000 and $846,000 of compensation expense was recorded for the three and nine month periods ended September 30, 2005 and 2004, respectively, related to these loans. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

The outstanding stock loan balances due from executive officers aggregated approximately $3.8 million and $4.7 million at September 30, 2005 and December 31, 2004, respectively, and have been included as a reduction of additional paid in capital on the accompanying consolidated balance sheets. Other outstanding loans to executive and senior officers at September 30, 2005 and December 31, 2004 amounted to approximately $1.5 million and $2.7 million, respectively, and are included in investments in affiliate loans and joint ventures on the accompanying consolidated balance sheets and are primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

In November 2002 and March 2003, an award of rights was granted to certain executive officers of the Company (the “2002 Rights” and “2003 Rights”, respectively, and collectively, the “Rights”). Each Right represents the right to receive, upon vesting, one share of common stock if shares are then available for grant under one of the Company’s stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights were earned on March 13, 2005 and vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the 2002 Rights. The 2002 Rights aggregate 62,835 shares of the Company’s common stock and the 2003 Rights aggregate 26,040 shares of common stock. As of September 30, 2005, there remains 31,417 shares of common stock reserved related to the 2002 Rights and 17,360 shares of common stock reserved related to the 2003 Rights. Approximately $121,000 and $345,000 and $101,000 and $302,000 of compensation expense was recorded for the three and nine month periods ended September 30, 2005 and 2004, respectively, related to the Rights. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

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

Back to Contents

In March 2005, following the recommendation of the Compensation Committee of the Board of Directors, eight senior and executive officers of the Company were awarded, in the aggregate, 272,100 LTIP Units to continue to incentivize them for the long-term (the “2005 LTIP Unit Grants”). Each such LTIP Unit awarded is deemed equivalent to an award of one share of common stock reserved under one of the Company’s stock option plans, reducing availability for other equity awards on a one-for-one basis. The terms of the 2005 LTIP Unit Grants are generally consistent with the terms of the 2003 LTIP, including with respect to the impact upon vesting in the event of a change of control.

As of September 30, 2005, and as a result of the foregoing, there remains 155,553 shares of common stock reserved for future issuance under the core award of the 2003 LTIP and 530,433 shares of common stock reserved for issuance with respect to the issuance of LTIP Units. With respect to the core award of the 2003 LTIP, the Company recorded approximately $305,000 and $915,000 and $699,000 and $2.1 million of compensation expense for the three and nine month periods ended September 30, 2005 and 2004, respectively. In addition, with respect to the LTIP Units and the 2005 LTIP Unit Grants, the Company recorded compensation expense of approximately $822,000 and $2.1 million for the three and nine month periods ended September 30, 2005, respectively. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income. Based on the terms of the 2003 LTIP plan, potential outcomes of the Special Outperformance Pool are estimated to range from $0, assuming the requisite four year cumulative performance measures are not met, to a maximum of approximately $34.0 million, assuming relative peer group performance measures are met and a 15% cumulative and compounded return on common equity. No accrual has been made with respect to the Special Outperformance Pool, due to the uncertainty of the outcome of achieving the requisite performance measures at the December 31, 2006 measurement date.

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

We expect to adopt Statement No. 123R on January 1, 2006; however, at this time we are not able to determine the impact of Statement No. 123R on our consolidated financial statements.

8.	SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (IN THOUSANDS)
	Nine Months Ended September 30,

	2005	2004

Cash paid during the period for interest	$95,701	$83,781

Interest capitalized during the period	$7,311	$6,008

Back to Contents

9.	SEGMENT DISCLOSURE

We own all of the interests in our real estate properties directly or indirectly through the Operating Partnership. Our portfolio consists of Class A office properties located within the New York City metropolitan area and Class A suburban office and industrial / R&D properties located and operated within the Tri-State Area (the “Core Portfolio”). Our portfolio also includes one office property located in Orlando, Florida. We have formed an Operating Committee that reports directly to our President and Chief Financial Officer who have been identified as the Chief Operating Decision Makers due to their final authority over resource allocation, decisions and performance assessment.

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. In addition, historical amounts have been adjusted to give effect to our discontinued operations in accordance with FASB Statement No. 144.

The following table sets forth the components of our revenues and expenses and other related disclosures (in thousands):

	Three months ended

	September 30, 2005			September 30, 2004

	Core Portfolio	Other	Consolidated Totals	Core Portfolio	Other	Consolidated Totals

PROPERTY OPERATING REVENUES:

Base rents, tenant escalations and reimbursements	$144,308	$985	$145,293	$125,412	$58	$125,470

EXPENSES:
Property operating expenses	58,231	807	59,038	51,659	669	52,328
Marketing, general and administrative	4,551	3,673	8,224	4,042	3,461	7,503
Depreciation and amortization	34,407	1,079	35,486	27,626	1,071	28,697

Total operating expenses	97,189	5,559	102,748	83,327	5,201	88,528

Operating income (loss)	47,119	(4,574)	42,545	42,085	(5,143)	36,942

NON-OPERATING INCOME AND EXPENSES
Gains on sales of real estate	85,512	—	85,512	—	—	—
Interest and investment income and other	1,909	8,433	10,342	5,499	1,743	7,242
Interest:
Expense incurred	(17,107)	(14,878)	(31,985)	(13,857)	(10,263)	(24,120)
Amortization of deferred financing costs.	(450)	(668)	(1,118)	(271)	(734)	(1,005)

Total non-operating income and expenses.	69,864	(7,113)	62,751	(8,629)	(9,254)	(17,883)

Income (loss) before minority interests, preferred dividends and distributions, equity in earnings of real estate joint ventures and discontinued operations	$116,983	$(11,687)	$105,296	$33,456	$(14,397)	$19,059

Back to Contents

	Nine Months Ended

	September 30, 2005			September 30, 2004

	Core Portfolio	Other	Consolidated Totals	Core Portfolio	Other	Consolidated Totals

PROPERTY OPERATING REVENUES:
Base rents, tenant escalations and reimbursements	$409,118	$5,433	$414,551	$368,013	$3,969	$371,982

EXPENSES:
Property operating expenses	161,615	2,835	164,450	147,685	2,278	149,963
Marketing, general and administrative	12,850	11,747	24,597	11,963	9,623	21,586
Depreciation and amortization	93,345	3,201	96,546	80,308	3,169	83,477

Total operating expenses	267,810	17,783	285,593	239,956	15,070	255,026

Operating income (loss)	141,308	(12,350)	128,958	128,057	(11,101)	116,956

NON-OPERATING INCOME AND EXPENSES
Gains on sales of real estate	85,512	—	85,512	—	—	—
Interest and investment income and other	3,165	14,095	17,260	7,384	8,742	16,126
Interest:
Expense incurred	(42,185)	(40,625)	(82,810)	(45,334)	(29,054)	(74,388)
Amortization of deferred financing costs.	(1,016)	(2,161)	(3,177)	(858)	(1,973)	(2,831)

Total non-operating income and expenses.	45,476	(28,691)	16,785	(38,808)	(22,285)	(61,093)

Income (loss) before minority interests, preferred dividends and distributions, equity in earnings of real estate joint ventures and discontinuedoperations	$186,784	$(41,041)	$145,743	$89,249	$(33,386)	$55,863

Total assets	$2,740,732	$1,122,400	$3,863,132	$2,523,632	$584,332	$3,107,964

10.	NON-CASH INVESTING AND FINANCING ACTIVITIES

In May 2005, we acquired an approximate $55.3 million interest in a 15-year loan secured by an indirect interest in a 550,000 square foot condominium in a Class A office tower located at 1166 Avenue of the Americas, New York, NY. This investment replaced our $34.0 million mezzanine loan, including accrued and unpaid interest, to one of the partners owning such condominium interest.

During June 2005, a limited partner exchanged 841,992 OP Units for an equal number of shares of the Company’s common stock, which were priced at $31.60 per share.

On June 20, 2005, as part of the consideration to acquire our joint venture partner’s 40% interest in the property located at 520 White Plains Road, Tarrytown, NY, we issued 127,510 OP Units valued at $31.37 per OP Unit and assumed approximately $4.1 million of secured mortgage indebtedness of the joint venture.

On September 21, 2005, in connection with the Tranche I closing of the RAOC JV, we received non-cash consideration, in the form of (i) LPT Units valued at approximately $42.7 million and (ii) the assignment of approximately $196.1 million of secured mortgage debt.

On September 30, 2005, in connection with a $20.0 million junior mezzanine loan investment, we withheld from the funding approximately $1.6 million to establish an interest reserve which remains under our control.

Back to Contents

11.	RELATED PARTY TRANSACTIONS

In connection with our IPO, we were granted ten-year options to acquire ten properties (the “Option Properties”) which were either owned by certain Rechler family members who were also executive officers of the Company, or in which the Rechler family members owned a non-controlling minority interest, at prices based upon an agreed upon formula. In years prior to 2001, one Option Property was sold by the Rechler family members to a third party and four of the Option Properties were acquired by us for an aggregate purchase price of approximately $35.0 million, which included the issuance of approximately 475,000 Class A OP Units valued at approximately $8.8 million. During November 2003, in connection with the sale of all but three of our 95 property, 5.9 million square foot, Long Island industrial building portfolio to members of the Rechler family, four of the five remaining options (the “Remaining Option Properties”) were terminated along with management contracts relating to three of the properties.

As part of the Company’s REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Code. These services are currently provided by the Service Companies. During the three and nine months ended September 30, 2005 and 2004, RCD billed approximately $6,000 and $32,000 and $170,000 and $848,000, respectively, of market rate services and Reckson Management Group, Inc. (“RMG”) billed approximately $75,000 and $217,000 and $68,000 and $206,000, respectively, of market rate management fees to the Remaining Option Properties.

RMG leases approximately 26,000 square feet of office space at a Remaining Option Property located at 225 Broadhollow Road, Melville, NY for its corporate offices at an annual base rent of approximately $809,000. RMG also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $79,000. In addition, commencing April 1, 2004, RCD has been leasing approximately 17,000 square feet of space at a Remaining Option Property, located at 225 Broadhollow Road, Melville, NY, which is scheduled to terminate on September 30, 2006. Base rent of approximately $124,000 and $368,000 was paid by RCD during the three and nine months ended September 30, 2005, respectively, and $287,000 was paid for the six months ended September 30, 2004. Commencing in April 2005, RCD sub-let the entire 17,000 square feet to a third party for approximately $35,000 per month through RCD’s September 2006 lease termination date.

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

During 1997, the Company formed FrontLine Capital Group (“FrontLine”), and Reckson Strategic Venture Partners, LLC (“RSVP”), a real estate venture capital fund whose common equity is held indirectly by FrontLine. In connection with the formation and subsequent spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the “FrontLine Facility”) in the amount of $100.0 million. The Operating Partnership also approved the funding of investments of up to $110.0 million relating to REIT –qualified investments through RSVP-controlled joint ventures or advances made to FrontLine under an additional unsecured loan facility (the “RSVP Facility”) having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the “FrontLine Loans”). To date, approximately $59.8 million has been funded to RSVP-controlled joint ventures and $142.7 million through the FrontLine Loans (collectively, the “RSVP / FLCG Investments”) on which we accrued interest (net of reserves) of approximately $19.6 million.

A committee of the Board of Directors, comprised solely of independent directors, considers any actions to be taken by the Company in connection with the RSVP / FLCG Investments and during 2001, based on our assessment of value and recoverability of the RSVP / FLCG Investments and considering the findings and recommendations of the committee and its financial advisor, we recorded a $163.0 million valuation reserve charge, inclusive of anticipated costs against the carrying cost of the RSVP / FLCG Investments. In addition, we have discontinued the accrual of interest income with respect to the FrontLine Loans and have also reserved against our share of GAAP equity in earnings, if any, from the RSVP-controlled joint ventures until such income is realized through cash distributions.

FrontLine is in default under the FrontLine Loans and on June 12, 2002, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

Back to Contents

In September 2003, RSVP completed the restructuring of its capital structure and management arrangements whereby a management company formed by its former managing directors, whose contracts as managing directors were terminated, has been retained to manage RSVP pursuant to a management agreement. The management agreement, which has a term of three years and is subject to early termination in the event of the disposition of all of the assets of RSVP, provides for an annual base management fee and disposition fees equal to 2% of the net proceeds received by RSVP on asset sales (the “Fees”). The Fees are subject to a maximum over the term of the agreement of $7.5 million. In addition, the former managing directors of RSVP retained a one-third residual interest in RSVP’s assets which is subordinated to the distribution of an aggregate amount of $75.0 million to RSVP and/or us in respect of RSVP-controlled joint ventures.

In connection with RSVP’s capital restructuring, RSVP and certain of its affiliates obtained a $60.0 million secured loan (the “RSVP Secured Loan”). On November 3, 2005, the outstanding balance of the RSVP Secured Loan was repaid primarily with proceeds received from the sale of certain assisted living related assets.

The net carrying value of our investments in the RSVP / FLCG Investments of approximately $55.2 million was reassessed with no change by management as of September 30, 2005. Such amount is included in investments in affiliate loans and joint ventures on our consolidated balance sheet.

Scott H. Rechler, who serves as our Chief Executive Officer, President and Chairman of the Board, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP and serves as a member of the Board of Directors of American Campus Communities, a company formally owned by RSVP.

In November 2004, a joint venture in which RSVP owns approximately 47% executed a binding agreement to contribute its Catskills, NY resort properties (excluding residentially zoned land) to Empire Resorts Inc. (NASDAQ: NYNY) (“Empire”) for consideration of 18.0 million shares of Empire’s common stock and the right to appoint five members of their Board of Directors. It is currently anticipated that Scott H. Rechler will be appointed to fill one such seat. On March 4, 2005, Empire announced that the agreement had been amended, whereby the parties agreed to waive the condition to closing which required final governmental approval of gaming in the Catskills. The transaction is subject to satisfaction of certain conditions and approvals, including the approval of Empire’s shareholders. Since the execution of the agreement, certain events have occurred which may adversely affect the timing or potential for gaming to be approved at Empire’s properties. Based on these events, we are closely monitoring the situation and the status of the transaction. There can be no assurances that gaming will be approved in the Catskills or that the transaction will be completed on its current terms or at all.

12.	COMMITMENTS AND CONTINGENCIES

The Company has entered into amended and restated employment and noncompetition agreements with three executive officers. These agreements which were scheduled to expire on August 15, 2005 were extended in all respects through December 31, 2005. The Company has also entered into an employment agreement with one additional officer prior to his appointment as an executive officer. This agreement expires in December 2006.

We had undrawn letters of credit outstanding against our Credit Facility of approximately $25.2 million at September 30, 2005, $24.0 million of which was being used to secure a deposit obligation for the acquisition of Reckson Plaza which occurred in October 2005. As a result, this letter of credit was returned to us and subsequently cancelled.

In connection with the mortgage indebtedness securing nine of the Tranche I properties, which were transferred to the RAOC JV on September 21, 2005, and three of the Tranche III properties scheduled to be transferred to the RAOC JV during October 2006, we have guaranteed to the lender certain customary non-recourse carve-outs, as well as certain obligations relating to the potential termination of a number of leases at four of these properties. We have also guaranteed to the lender certain capital requirements related to these properties. We will be relieved of the customary non-recourse carve-outs and capital requirements upon transfer of the respective properties to the RAOC JV and the RAOC JV meeting a net worth test of at least $100.0 million. We will be relieved of all but two of the lease related obligations upon transfer of the respective properties to the RAOC JV and the RAOC JV meeting a net worth test of at least $200.0 million. The RAOC JV has agreed to indemnify us for any loss, cost or damage it may incur pursuant to our guaranty of these obligations. As of September 30, 2005, the RAOC JV met the $100.0 million net worth threshold and there remain approximately $18 million of aggregate guarantees outstanding.

Back to Contents

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

On April 4, 2005 the Company and the other parties to the shareholder derivative actions filed against the Company in connection with its disposition of its industrial portfolio agreed to settle such actions pursuant to the Stipulation of Settlement, dated as of March 14, 2005 and executed subsequent thereto. The settlement includes various changes to the Company’s corporate governance policies to provide for an Affiliate Transaction Committee and to require that the Company’s Board of Directors be comprised of at least two-thirds independent directors (as defined in the Company’s Corporate Governance Guidelines), as well as certain other concessions and provides for the payment of plaintiffs’ counsels’ fees of $2.15 million. Although we believe such payment is covered by insurance, subject to a $500,000 deductible, we are currently in discussions with our carrier concerning such coverage. Pursuant to the terms of the Stipulation of Settlement, the parties to the shareholder derivative litigation intend to seek the dismissal of the actions filed in New York federal and state court. The settlement was approved by Judge Evelyn Omega Connor of the Circuit Court of Baltimore City on September 20, 2005.

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

We incurred approximately $635,000 and $1.7 million and $1.3 million and $3.1 million of bad debt expense, related to tenant receivables during the three and nine month periods ended September 30, 2005 and 2004, respectively, which accordingly reduced our total revenues and reported net income during the period.

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

Gains on sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer’s financial commitment being sufficient to provide economic substance to the sale and us having no substantial continuing involvement with the buyer. Additionally, in connection with a sale of real estate, if the Company retains certain risks in the form of guarantees, the profit recognized on that sale shall be reduced and deferred by the maximum exposure to loss, until such exposure is relieved.

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

We allocate a portion of a property’s purchase price to tangible assets including the fair value of the building and building improvements on an as-if-vacant basis and to land determined either by real estate tax assessments, independent appraisals or other relevant data. Additionally, we assess fair value of identified intangible assets and liabilities based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.

Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. If we incorrectly estimate the values at acquisition or the undiscounted cash flows, initial allocation of purchase price and future impairment charges may be different.

Long Lived Assets

We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties and other investments. An investment’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the investment are less than the carrying value of the investment. Such assessments consider factors such as cash flows, expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred it will be measured as the excess of the carrying amount of the property over the fair value of the property. These assessments have a direct impact on our net income, as the recognition of an impairment results in an immediate negative adjustment to net income. In determining impairment, if any, we have followed FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“Statement No. 144”). Statement No. 144 did not have an impact on net income allocable to common shareholders. Statement No. 144 only impacts the presentation of the results of operations and gains on sales of real estate assets for those properties sold during the period within the consolidated statements of income.

Back to Contents

Stock-Based Compensation

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“Statement No. 148”). Statement No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”) to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. Statement No. 148 also amends the disclosure provisions of Statement No. 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements.

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement No. 123R”), which is a revision of Statement No. 123. Statement No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement No. 123R is similar to the approach described in Statement No. 123. However, Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Statement No. 123R must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement No. 123R on January 1, 2006. Once adopted, pro forma disclosure is no longer an alternative.

Effective January 1, 2002, we elected to follow Statement No. 123 and use the Black-Scholes option pricing model to estimate the value of stock options granted to employees and expect to continue to use this acceptable option valuation model upon the required adoption of Statement No. 123R on January 1, 2006. Because Statement No. 123R must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because we adopted Statement No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for previously granted awards that were not recognized under Statement No. 123 would be recognized under Statement No. 123R. However, on January 1, 2006, the date we expect to adopt Statement No. 123R, all of the unexercised options outstanding under our stock option plans will be fully vested. As a result, no additional expense will be recognized. In addition, had we adopted Statement No. 123R in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which explains how to identify variable interest entities (“VIEs”) and how to assess whether to consolidate such entities. VIEs are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs which we are involved with must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. The initial determination of whether an entity qualifies as a VIE shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date of a triggering event, as defined. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. In December 2003 the FASB issued FIN 46R, deferring the effective date until the period ended March 31, 2004 for interests held by public companies in VIEs created before February 1, 2003, which were non-special purpose entities. We adopted FIN 46R during the period ended March 31, 2004 and have determined that our unconsolidated subsidiaries do not represent VIEs pursuant to such interpretation. We will continue to monitor any changes in circumstances relating to certain of our consolidated and unconsolidated joint ventures which could result in a change in our consolidation policy.

Current pronouncements

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“Issue 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. The adoption of Issue 04-5 by the Company for new or modified limited partnership arrangements is effective June 30, 2005 and for existing limited partnership arrangements effective January 1, 2006. We do not expect that we will be required to consolidate our current unconsolidated joint venture investment nor do we expect Issue 04-05 to have a material effect on our consolidated financial statements.

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

In connection with our IPO, we were granted ten-year options to acquire ten properties (the “Option Properties”) which were either owned by certain Rechler family members who were also executive officers of the Company, or in which the Rechler family members owned a non-controlling minority interest, at prices based upon an agreed upon formula. In years prior to 2001, one Option Property was sold by the Rechler family members to a third party and four of the Option Properties were acquired by us for an aggregate purchase price of approximately $35.0 million, which included the issuance of approximately 475,000 common units of limited partnership interest in the Operating Partnership (“OP Units”) valued at approximately $8.8 million. During November 2003, in connection with the sale of our Long Island industrial building portfolio to members of the Rechler family, four of the five remaining options (the “Remaining Option Properties”) were terminated, along with management contracts relating to three of the properties.

As part of the Company’s REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Internal Revenue Code of 1986, as amended (the “Code”). These services are currently provided by Reckson Management Group, Inc. (“RMG”), RANY Management Group, Inc., Reckson Construction and Development LLC (“RCD”) and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”). During the three and nine months ended September 30, 2005 and 2004, RCD billed approximately $6,000 and $32,000 and $170,000 and $848,000 of market rate services and RMG billed approximately $75,000 and $217,000 and $68,000 and $206,000 of market rate management fees to the Remaining Option Properties.

RMG leases approximately 26,000 square feet of office space at a Remaining Option Property located at 225 Broadhollow Road, Melville, NY for its corporate offices at an annual base rent of approximately $809,000. RMG also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $79,000. In addition, commencing April 1, 2004, RCD has been leasing approximately 17,000 square feet of space at a Remaining Option Property, located at 225 Broadhollow Road, Melville, NY, which is scheduled to terminate on September 30, 2006. Base rent of approximately $124,000 and $368,000 was paid by RCD during the three and nine months ended September 30, 2005, respectively, and $287,000 was paid for the six months ended September 30, 2004. Commencing in April 2005, RCD sub-let the entire 17,000 square feet to a third party for approximately $35,000 per month through RCD’s September 2006 lease termination date.

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

During January 2005, we acquired, in two separate transactions, two Class A office properties located at One and Seven Giralda Farms in Madison, New Jersey for total consideration of approximately $78.0 million. One Giralda Farms encompasses approximately 150,000 rentable square feet and Seven Giralda Farms encompasses approximately 203,000 rentable square feet. We made these acquisitions through borrowings under our unsecured credit facility.

In May 2005, we acquired a 1.4 million square foot, 50-story, Class A office tower located at One Court Square, Long Island City, a sub-market of New York City, for approximately $471.0 million, inclusive of transfer taxes and transactional costs. One Court Square is 100% leased to the seller, Citibank N.A., under a 15-year net lease. The lease contains partial cancellation options effective during 2011 and 2012 for up to 20% of the leased space and in 2014 and 2015 for up to an additional 20% of the leased space, subject to notice and the payment of early termination penalties. On October 28, 2005, we entered into a contract to sell between a 65% and 70% joint venture interest in One Court Square to certain funds advised by JPMorgan Investment Management . The contract is subject to certain conditions and is expected to close during the fourth quarter of 2005.

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

On May 26, 2005, we entered into a contract to sell approximately 60 acres of vacant land located in Chatham Township, NJ for up to approximately $30.0 million, which is based upon a final approved site plan. The closing is anticipated to occur upon receiving final re-zoning approvals and other customary due diligence and approvals. The sale is contingent upon due diligence, environmental assessment, re-zoning and other customary approvals. There can be no assurances that any of the aforementioned contingences will be achieved and the sale ultimately completed.

On June 8, 2005, we sold a three-acre vacant land parcel located on Long Island for approximately $1.4 million which resulted in a net gain of approximately $175,000, net of limited partner’s minority interest. Such gain is reflected as a component of discontinued operations on our consolidated statements of income.

On June 20, 2005, we acquired our joint venture partner’s 40% interest in a 172,000 square foot office property located at 520 White Plains Road, Tarrytown, NY for approximately $8.1 million which consisted of the issuance of 127,510 OP Units valued at $31.37 per OP Unit and the assumption of approximately $4.1 million of secured mortgage indebtedness of the joint venture. Prior to us acquiring this interest, we accounted for the joint venture under the equity method of accounting. In accordance with the equity method of accounting, our proportionate share of the joint venture’s income was approximately $176,000 for the period January 1, 2005 through June 19, 2005 and $112,000 and $520,000 for the three and nine month periods ended September 30, 2004.

On July 14, 2005, we acquired two adjacent Class A suburban office properties aggregating approximately 228,000 square feet located at 225 High Ridge Road in Stamford, CT for approximately $76.3 million. This acquisition was made through a borrowing under our unsecured credit facility. The buildings are approximately 100% leased. On August 26, 2005 this property was encumbered, along with eight other properties, with an interest only mortgage in the amount of approximately $55.3 million and on September 21, 2005 was sold to the joint venture discussed below for approximately $76.5 million which included the assignment of the property’s mortgage debt.

On August 18, 2005, we entered into (i) an underwriting agreement relating to the public offering in Australia of approximately A$263.0 million (approximately US$202.0 million) of units (“LPT Units”) in a newly-formed Reckson-sponsored Australian listed property trust, Reckson New York Property Trust (“Reckson LPT”), a newly-formed listed property trust which is traded on the Australian Stock Exchange and (ii) contribution and sale agreements pursuant to which, among other things, we agreed to transfer 25 of our properties for an aggregate purchase price of approximately $563.0 million and containing an aggregate of 3.4 million square feet, in three separate tranches, to a newly formed joint venture, Reckson Australia Operating Company, LLC (the “RAOC JV”) in exchange for a 25% interest in the RAOC JV and approximately $502.0 million in cash (inclusive of proceeds from mortgage debt to be assumed by the RAOC JV). On September 21, 2005, Reckson LPT completed its public offering and the closing of the first tranche (“Tranche I”) of this transaction.

In the Tranche I closing, the RAOC JV acquired from us 17 of our suburban office properties containing approximately 2.0 million square feet for consideration of approximately $367.0 million (including the assumption of approximately $196.1 million in mortgage debt which had been incurred by us in August 2005 – see Note 2). In return, we received a 25% interest in the RAOC JV and approximately $128.1 million in cash resulting in an aggregate gain of approximately $103.6 million. As discussed below relating to certain guarantees we have made, approximately $18 million of the aggregate gain has been deferred to future periods pursuant to Statement No. 66 to coincide with the release of the guarantees. As a result, gains on sales of real estate, related to Tranche I reported in the current period is approximately $82.7 million, net of limited partners’ minority interest. Approximately $22.0 million of the cash received was used to repay certain of our secured mortgage indebtedness on September 30, 2005 and approximately $105.7 million of the cash received was used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to Section 1031 of the Code (a “Section 1031 Exchange”). A Section 1031 Exchange allows for the deferral of taxes related to the gain attributable to the sale of property if qualified replacement property is identified within 45 days and such qualified replacement property is acquired within 180 days from the initial sale. As described below, on October 7, 2005 we acquired a qualified replacement property for purposes of this Section 1031 Exchange and thereby deferred a portion of the gain from the Tranche I sale.

In connection with the foregoing, on September 21, 2005, Reckson Australia Holdings LLC (“Reckson Holdings”), a wholly-owned subsidiary of the Operating Partnership, and Reckson Australia LPT Corporation (“LPT REIT”), a U.S. real estate investment trust which is wholly-owned by Reckson LPT, entered into the Amended and Restated Limited Liability Company Agreement governing the RAOC JV (the “Operating Agreement”). Pursuant to the Operating Agreement, LPT REIT holds a 75% interest in, and acts as the managing member for the RAOC JV, and Reckson Holdings holds a 25% non-managing member interest therein. The Operating Agreement provides that, if at any time additional capital contributions are made to the RAOC JV, Reckson Holdings will have a right to make additional capital contributions up to an amount necessary to maintain its 25% interest therein on the same terms and conditions as such other capital contributions.

As the managing member of the RAOC JV, LPT REIT has the sole responsibility for managing its business and affairs on a day-to-day basis, other than with respect to certain identified “major decisions,” including but not limited to a merger or consolidation involving the RAOC JV, a disposition of all or substantially all of its assets, or the liquidation or dissolution of the RAOC JV. Such major decisions require the prior written consent of a majority of the non-managing members. As a result of the foregoing, we are accounting for our 25% non-managing member interest in the RAOC JV under the equity method of accounting. In accordance with the equity method of accounting, our proportionate share of the RAOC JV’s income was approximately $308,000 for the period September 21, 2005 through September 30, 2005.

Back to Contents

The Tranche II closing consisting of three of our properties, valued at approximately $71.7 million, is expected to be funded entirely from the proceeds of mortgage debt and is scheduled to close in January 2006. The Tranche III closing consisting of five of our properties, valued at approximately $124.7 million, is scheduled to close in October 2006 and will include the assumption of approximately $51.5 million of existing mortgage debt. The Tranche II and Tranche III closings are subject to customary closing conditions.

Our Service Companies provide asset management, property management, leasing, construction and other services to the RAOC JV and affiliates of ours are entitled to transaction fees and ongoing fees for providing services to the RAOC JV. As of September 30, 2005, we earned and received approximately $3.6 million in transaction related fees from the RAOC JV. Such amount is included in investment income and other on our consolidated statements of income. In addition, we also formed Reckson Australia Management Limited (“RAML”), a wholly owned subsidiary, that will manage Reckson LPT and serve as its “Responsible Entity”. The Responsible Entity will be managed by a six member board that includes three independent directors domiciled in Australia. To address and mitigate any potential conflicts of interest with Reckson LPT or its affiliates the Company has adopted the following policies: (i) all transactions between the Company and Reckson LPT or its affiliates shall require the approval of a majority of the independent directors of both the Company and Reckson LPT, (ii) Executive Officers and Directors of the Company are prohibited from owning equity in the Reckson LPT, and (iii) the adoption of an express policy which mandates that leasing decisions shall be made without regard to the Company’s percentage ownership of any property.

Under the Operating Agreement, Reckson Holdings will have the right, beginning September 21, 2007, to require LPT REIT to redeem all or a portion of Reckson Holdings’ membership interest in the RAOC JV for cash or, at LPT REIT’s option, shares of LPT REIT’s common stock (which may be exchanged for LPT Units) on a one-for-one basis. Reckson Holdings also has the right to cause the liquidation of the RAOC JV in the event that RAML is replaced as Reckson LPT’s Responsible Entity. In addition, the Operating Agreement contains a right of first refusal granting Reckson Holdings the right to acquire any asset of the RAOC JV, at fair market value, in the event of an attempted sale of such asset or the exercise of Reckson Holdings’ right to liquidate the RAOC JV.

In connection with the Tranche I closing, on September 21, 2005 the Company, RAOC JV and LPT REIT entered into an Option Agreement (the “Option Agreement”) pursuant to which we granted RAOC JV options to acquire ten additional properties from the Operating Partnership over a two year period, beginning January 1, 2006 containing an aggregate of approximately 1.2 million square feet at a price based on the fair market value at the time of transfer to RAOC JV. The Option Agreement contains a right of first refusal granting RAOC JV the right to acquire any option property in the event we receive, and are amenable to, an offer from a third party to purchase such option property. The Option Agreement will terminate under certain circumstances, including if (i) RAOC JV sends notice of its intent to exercise its option but fails to close as obligated, (ii) RAOC JV is in default under the Option Agreement, the contribution agreement or the sale agreement or (iii) RAML or an affiliate of ours is no longer the Responsible Entity of Reckson LPT.

In connection with the mortgage indebtedness securing nine of the Tranche I properties, which were transferred to the RAOC JV on September 21, 2005, and three of the Tranche III properties scheduled to be transferred to the RAOC JV during October 2006, we have guaranteed to the lender certain customary non-recourse carve-outs, as well as certain obligations relating to the potential termination of a number of leases at four of these properties. We have also guaranteed to the lender certain capital requirements related to these properties. We will be relieved of the customary non-recourse carve-outs and capital requirements upon transfer of the respective properties to the RAOC JV and the RAOC JV meeting a net worth test of at least $100.0 million. We will be relieved of all but two of the lease related obligations upon transfer of the respective properties to the RAOC JV and the RAOC JV meeting a net worth test of at least $200.0 million. The RAOC JV has agreed to indemnify us for any loss, cost or damage it may incur pursuant to our guaranty of these obligations. As of September 30, 2005, the RAOC JV met the $100.0 million net worth threshold and there remain approximately $18 million of aggregate guarantees outstanding.

On September 22, 2005, we sold two suburban office properties, aggregating approximately 69,000 square feet, located at 310 and 333 East Shore Road in Great Neck, Long Island for aggregate consideration of approximately $17.3 million. As a result, we recorded an aggregate gain, net of limited partners’ minority interest, of approximately $13.6 million. Net proceeds received from the sale of approximately $17.1 million were used to establish an escrow account with a qualified intermediary for a Section 1031 Exchange. There can be no assurances that we will meet the requirements of a Section 1031 Exchange by identifying and acquiring a qualified replacement property in the required time frame, in which case we would recognize a tax gain of approximately $12.9 million, which could potentially affect our REIT distribution requirements.

As of September 30, 2005 we owned and operated 81 office properties (inclusive of twenty-five office properties owned through joint ventures), encompassing approximately 17.0 million rentable square feet and eight industrial / R&D properties encompassing approximately 863,000 rentable square feet located in the Tri-State Area.

Back to Contents

At September 30, 2005, we owned approximately 341 acres of land in 12 separate parcels of which we can, based on current estimates, develop approximately 3.1 million square feet of office space (the “Development Parcels”). During July 2004, we commenced the ground-up development on one of the Development Parcels of a 305,000 square foot Class A office building with a total anticipated investment of approximately $61.3 million. This development is located within our existing three building executive office park in Melville, NY and is nearing completion. During July 2005, we commenced the ground-up development on one of the Development Parcels of a 37,000 square foot Class A retail property with a total anticipated investment of approximately $10.1 million. This development is located within our existing six building office park in Stamford, Connecticut. In August 2005, we recommenced the ground-up development of one of the Development Parcels of a 316,000 square foot Class A office building with an anticipated incremental investment of approximately $47.0 million. This development is located in our existing three building office park located in Princeton, NJ. There can be no assurances that the actual cost of these ground-up development projects will not exceed their anticipated amounts. Further, one of the Development Parcels, aggregating approximately 4.1 acres is classified as held for sale on our balance sheets and is expected to close during 2006 for aggregate consideration of $2.0 million. In addition, as previously discussed, in May 2005, we entered into a contract to sell approximately 60 acres of vacant land in Chatham Township, NJ, subject to a change in zoning. As of September 30, 2005, we had invested approximately $183.4 million in the Development Parcels.

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

During September 2005, we entered into a contract to sell our property located at 48 Harbor Park Drive, located in Port Washington, Long Island, for approximately $6.4 million and anticipate recording a gain on sales of real estate of approximately $3.0 million upon sale. The closing is scheduled to occur within three months. However, there can be no assurances that this sale will occur under the terms contemplated or at all.

During September 2005 we entered into a letter of intent with an entity owned by the owner of the New York Islanders to enter into a 50 / 50 joint venture to potentially develop over five million square feet of office, residential, retail and hotel space in the Mitchel Field, Long Island sub-market in and around Nassau County’s Veterans Memorial Coliseum where we are currently the largest owner of office properties. The development, which has other competing proposals, is subject to numerous governmental approvals, compliance, zoning and other customary approvals. In addition, if selected we would serve as the master developer of the development. There can be no assurances that we will enter into the aforementioned joint venture, that the joint venture will be selected as the developer or that all required approvals, zoning and compliance can be obtained.

On July 8, 2005, we entered into a contract to purchase a 1.1 million square foot Class A office complex located at 204 EAB Plaza in Uniondale, NY, commonly referred to as “EAB Plaza”, for approximately $240 million. The property is encumbered by a long-term ground lease which has a remaining term in excess of 75 years, including renewal options. Pursuant to the terms of the contract, we provided the seller with a down payment in the form of a $24.0 million standby letter of credit which was issued under our unsecured credit facility. On October 7, 2005 we acquired this office complex for consideration of approximately $240.0 million and changed the name of the complex to Reckson Plaza. The acquisition of Reckson Plaza was financed, in part, (i) from sales proceeds being held by the previously referenced qualified intermediary as the property was an identified, qualified replacement property, (ii) a borrowing under our unsecured credit facility, (iii) the satisfaction of our $27.6 million junior participating mezzanine loan which was secured by a pledge of an indirect interest of an entity which owned the ground leasehold estate and (iv) cash on hand. In connection with this acquisition we also acquired an adjoining 8.2 acre development site for approximately $19.0 million which was financed through a borrowing under our unsecured credit facility. As a result of this acquisition, the aforementioned standby letter of credit was cancelled.

On October 11, 2005 we entered into a contract to sell our property located at 100 Wall Street, New York, NY for approximately $134.0 million and anticipate recognizing a gain on sales of real estate of approximately $50.5 million upon sale. The property is currently secured by a first mortgage and is cross collateralized with another one of our New York City properties. In order to effectuate the sale and not incur prepayment penalties which would be due under a prepayment of the mortgage, we intend to provide the lender with replacement collateral and assign this mortgage debt to the replacement collateral properties. We have agreed to pay a substitution of collateral fee anticipated to be approximately $1.7 million. In addition, we have agreed to provide the purchaser with a mezzanine loan in the amount of $30.0 million which will bear interest at 15.0% per annum, require payments of interest only and have a term of two years. The closing is scheduled to occur during the fourth quarter of 2005. The contract is subject to customary conditions, including the assignment of the existing mortgage to the replacement collateral.

On October 20, 2005, we acquired a 118,000 square foot suburban office property situated on ten acres of land located at 711 Westchester Avenue in White Plains, NY for approximately $24.8 million. This acquisition was financed through the assumption of approximately $12.5 million of existing debt on the property and a borrowing under our unsecured credit facility.

Back to Contents

On March 16, 2005, a wholly owned subsidiary of the Operating Partnership advanced under separate mezzanine loan agreements, each of which bears interest at 9% per annum, (i) approximately $8.0 million which matures in April 2010 and is secured, in part, by indirect ownership interests in ten suburban office properties located in adjacent office parks in Long Island, NY and (ii) approximately $20.4 million which matures in April 2012 and is secured, in part, by indirect ownership interests in twenty-two suburban office properties located in adjacent office parks in Long Island, NY. Each mezzanine loan is additionally secured by other guaranties, pledges and assurances and is pre-payable without penalty after 18 months from the initial funding. We made these investments through a borrowing under our unsecured credit facility.

In May 2005, we acquired a 65% interest in an $85 million, 15-year loan secured by an indirect interest in a 550,000 square foot condominium in a Class A office tower located at 1166 Avenue of the Americas, New York, NY for approximately $55.3 million. The loan accrues interest compounded at 9.0% and pays interest at an annual rate of 6.0% through March 2010, 8.5% thereafter through March 2015 and 11.0% thereafter through maturity in 2020. The loan is pre-payable only under certain circumstances and, in any case, not before 2009. Upon a capital event related to the indirect interest in the property which secures the loan, we are entitled to participate in 30% of the net proceeds derived from such capital event. This investment replaced our $34.0 million mezzanine loan, including accrued and unpaid interest, to one of the partners owning such condominium interest. We also acquired an approximately 5% indirect ownership interest in the property for a purchase price of approximately $6.2 million. The property is currently 100% leased. The balance of these investments was funded through a borrowing under our unsecured credit facility and cash on hand.

On September 30, 2005, we advanced $20.0 million to entities that are each controlled by Cappelli Enterprises under a junior mezzanine loan. This mezzanine loan bears interest at 15.0% per annum, subject to reduction in certain circumstances after December 31, 2005, is secured by a pledge of an indirect ownership interest in a 550,000 square foot office condominium in a Class A office tower located at 1166 Avenue of the Americas, New York City and has a scheduled maturity date of March 31, 2006. As described above, during May 2005 we made a $55.3 million participating loan investment secured by interests in this property (including the interests securing this new mezzanine loan). We have also advanced a $10.0 million bridge loan to Louis Cappelli, an affiliate, under a promissory note (the “Promissory Note”) in anticipation of closing a longer-term structured finance transaction. The Promissory Note bears interest at 4.86% per annum, matures on November 30, 2005, is secured by a security interest in a reserve account owned by the borrower and is pre-payable in whole or in part without penalty. It is anticipated that both this junior mezzanine loan and the Promissory Note will be refinanced by a new junior mezzanine loan to be advanced by us secured by interests in the 1166 Avenue of the Americas condominium and interests in certain development properties controlled by Mr. Cappelli to be made by one or more of our subsidiaries. We funded these investments through a borrowing under our unsecured credit facility.

At September 30, 2005, we had invested approximately $76.0 million in mezzanine loans and approximately $55.3 million in a participating loan investment. In general these investments are secured by a pledge of either a direct or indirect ownership interest in the underlying real estate or leasehold, other guaranties, pledges and assurances.

The following table sets forth the terms of the mezzanine loans at September 30, 2005 (in thousands):

Property	Amount	Interest Rate	Funding	Maturity

EAB Plaza	$27,592	14.87% (a)	Sep, 2003	Sep, 2005 (b)
Long Island office portfolio	8,031	9.00%	Mar, 2005	Apr, 2010 (c)
Long Island office portfolio	20,356	9.00%	Mar, 2005	Apr, 2012 (c)
1166 Avenue of the Americas (d)	20,000	15.00%	Sep, 2005	Mar, 2006

	$75,979

(a)	Weighted average interest rate which is based on a spread over LIBOR, with a LIBOR floor of 1.63% per annum.
(b)	This mezzanine loan was satisfied on October 7, 2005 in connection with our acquisition of Reckson Plaza.
(c)	Prepayable without penalty after 18 months from initial funding.
(d)	Junior mezzanine interest secured by an indirect interest in a 550,000 square foot condominium interest.

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

As of September 30, 2005, we held two other notes receivable, which aggregated approximately $1.5 million and carried a weighted average interest rate of 10.97% per annum (the “Other Notes”) and collectively with the Omni Note, our mezzanine loans and preferred loan investments (the “Note Receivable Investments”). The Other Notes are secured in part by a minority partner’s preferred unit interest in the Operating Partnership, an interest in real property and a personal guarantee. $450,000 of the Other Notes matures on December 1, 2005 and the remaining $1.0 million matures on January 31, 2010.

Back to Contents

As of September 30, 2005, management has made subjective assessments as to the underlying security value on the Note Receivable Investments. These assessments indicate an excess of market value over the carrying value and, based on these assessments, we believe there is no impairment to their carrying value.

On October 7, 2005, a wholly owned subsidiary of the Operating Partnership advanced under a second mortgage loan agreement $10.0 million to an entity which owns a 60,000 square foot office property located on Madison Avenue in New York City which is currently slated for residential conversion. The borrower is an affiliate of the seller of EAB Plaza which we acquired on October 7, 2005. This mortgage loan bears interest at 20.0% per annum, requires monthly payments of interest only, matures on October 7, 2007 and is secured by the underlying property. The mortgage loan is not pre-payable until the earlier of January 10, 2007 or the sale of the underlying property and upon notice. In addition to this mortgage loan RCD entered into a development agreement with the owner of the property to perform certain predevelopment, development and / or other services with respect to the property. In exchange for its services, RCD will receive a development fee of $2.0 million which is payable in equal monthly installments over a two-year period. Interest due under the mortgage note during its term and the entire development fee are currently being held in a segregated account under our control.

Our market capitalization at September 30, 2005 was approximately $5.0 billion. Our market capitalization is based on the sum of (i) the market value of the Company’s common stock and OP Units (assuming conversion) of $34.55 per share / unit (based on the closing price of the Company’s common stock on September 30, 2005), (ii) the liquidation preference value of the Operating Partnership’s preferred units of $1,000 per unit and (iii) approximately $2.1 billion (net of minority partners’ interests’ share of consolidated joint venture debt and including our share of unconsolidated joint venture debt) of debt outstanding at September 30, 2005. As a result, our total debt to total market capitalization ratio at September 30, 2005 equaled approximately 41.3% .

Results of Operations

The following table is a comparison of the results of operations for the three month period ended September 30, 2005 to the three month period ended September 30, 2004 (dollars in thousands):

	Three months ended September 30,

			Change

	2005	2004	Dollars	Percent

Property Operating Revenues:
Base rents…………………………………………	$124,130	$106,605	$17,525	16.4%
Tenant escalations and reimbursements………	21,163	18,865	2,298	12.2%

Total property operating revenues…………….	$145,293	$125,470	$19,823	15.8%

Property Operating Expenses:
Operating expenses………………………………	$36,157	$31,421	$4,736	15.1%
Real estate taxes…………………………………	22,881	20,907	1,974	9.4%

Total property operating expenses……………	$59,038	$52,328	$6,710	12.8%

Interest and Investment Income and Other….	$10,342	$7,242	$3,100	42.8%

Other Expenses:
Interest expense incurred………………………….	$31,985	$24,120	$7,865	32.6%
Amortization of deferred financing costs…………	1,118	1,005	113	11.2%
Marketing, general and administrative……………	8,224	7,503	721	9.6%

Total other expenses……………………………	$41,327	$32,628	$8,699	26.7%

Our property operating revenues, which include base rents and tenant escalations and reimbursements (“Property Operating Revenues”), increased by $19.8 million or 15.8% for the three months ended September 30, 2005 as compared to the 2004 period. Property Operating Revenues increased by $12.9 million attributable to newly acquired properties during 2005 and $8.9 million weighted average occupancy increases and straight line rental revenue increases in our same store properties. These increases were offset by a $2.0 million decrease in termination fees.

Our property operating expenses, real estate taxes and ground rents (“Property Expenses”) increased by $6.7 million or 12.8% for the three months ended September 30, 2005 as compared to the 2004 period. The increase is due to a $3.4 million increase in real estate taxes and operating expenses related to our same store properties. Properties acquired in 2005 increased property expenses by $2.3 million. The increase in real estate taxes is attributable to the increases levied by certain municipalities, particularly in New York City and Westchester County, New York. The increase in utilities was the effect of rising fuel prices throughout the United States as a result of Hurricane Katrina.

Back to Contents

Interest and Investment income and other increased by $3.1 million or 42.8% for the three months ended September 30, 2005 as compared to the 2004 period. This increase is primarily a result of an increase in interest income of $1.9 million due to a weighted average increase in our Note Receivable Investments of approximately $66.5 million from the 2004 period, $3.6 million in transaction fees earned during the 2005 period related to the RAOC JV, an increase of $1.3 million earned through our Service Companies and an increase of $1.0 million related to tenant-related services and other interest income. These aggregate increases of $7.8 million were off-set by a decrease of $1.0 million related to real estate tax and other non-tenant related recoveries, a decrease in income tax refunds of $1.0 million recorded in the 2004 period through a Service Company and a decrease of $2.8 million received in the 2004 period in consideration for the assignment of certain mortgage indebtedness.

In connection with the Tranche I closing of the RAOC JV during September 2005 we recorded gains on sales of real estate in the amount of $85.5 million. This amount is net of approximately $18 million of deferred gain related to certain guarantees we have made on mortgage indebtedness securing the Tranche I properties. In the future, as we are released from the guarantees, the deferred gain will be recognized. These gains have been reported as a component of income from continuing operations as a result of the Company retaining a 25% continuing interest in the RAOC JV. No such gains on sales of real estate were recorded in the 2004 period.

Interest expense incurred increased by $7.9 million or 32.6% for the three months ended September 30, 2005 as compared to the 2004 period. Approximately $3.9 million of the increase is attributable to the Operating Partnership’s senior unsecured notes issued in August 2004 and the issuance of $287.5 million of senior unsecured debentures in June 2005. Interest expense also increased by $2.3 million incurred under our unsecured bridge facility, which was funded in May 2005, approximately $1.0 million incurred from our financing of twelve properties during the 2005 period related to the RAOC JV, and $1.5 million incurred under our unsecured credit facility. The increase in interest expense incurred under our unsecured credit facility is a result of an increase in the weighted average balance outstanding and an increase in the weighted average interest rate from 4.95% to 5.0% . The weighted average balance outstanding under our unsecured credit facility was $213.0 million for the three months ended September 30, 2005 as compared to $90.0 million for the three months ended September 30, 2004. During the 2005 period we also incurred approximately $3.0 million of interest expense related to the permanent financing of One Court Square and the assumption of mortgage debt related to the 520 White Plains Road acquisition in June 2005. These aggregate increases of $11.7 million were off-set by decreases in interest expense of approximately $255,000 incurred under our same store mortgage portfolio, a decrease in interest expense of approximately $3.1 million incurred during the 2004 period from two mortgage notes which were subsequently satisfied and an increase of approximately $600,000 in capitalized interest expense due to an increase in development activities.

Marketing, general and administrative expenses increased by $721,000 for the three months ended September 30, 2005 as compared to the 2004 period. This overall net increase is attributable to increased costs of maintaining offices and infrastructure in each of our five divisional markets and higher compensation costs including amortization expense related to restricted stock awards to executive and non-executive officers. Marketing, general and administrative costs represented 5.3% of total revenues from continuing operations (excluding gains on sales of depreciable real estate assets) in the 2005 period as compared to 5.6% in the 2004 period.

Discontinued operations net of minority interests increased by approximately $10.8 million for the three months ended September 30, 2005 as compared to the 2004 period. This increase is attributable to an increase in the gains on sales related to those properties sold, including their income from discontinued operations during the 2005 period as compared to the 2004 period.

Back to Contents

The following table is a comparison of the results of operations for the nine month period ended September 30, 2005 to the nine month period ended September 30, 2004 (dollars in thousands):

	Nine months ended September 30,

			Change

	2005	2004	Dollars	Percent

Property Operating Revenues:
Base rents	$358,181	$318,877	$39,304	12.3%
Tenant escalations and reimbursements	56,370	53,105	3,265	6.1%

Total property operating revenues	$414,551	$371,982	$42,569	11.4%

Property Operating Expenses:
Operating expenses	$98,273	$90,180	$8,093	9.0%
Real estate taxes	66,177	59,783	6,394	10.7%

Total property operating expenses	$164,450	$149,963	$14,487	9.7%

Interest and Investment Income and Other	$17,260	$16,126	$1,134	7.0%

Other Expenses:
Interest expense incurred	$82,810	$74,388	$8,422	11.3%
Amortization of deferred financing costs	3,177	2,831	346	12.2%
Marketing, general and administrative	24,597	21,586	3,011	13.9%

Total other expenses	$110,584	$98,805	$11,779	11.9%

Property Operating Revenues increased by $42.6 million or 11.4% for the nine months ended September 30, 2005 as compared to the 2004 period. Property Operating Revenues increased by $31.0 million attributable to properties acquired during 2005 and $19.1 million in weighted average occupancy increases and straight line rental revenue increases in our same store properties. These increases were offset by a $7.5 million decrease in termination fees.

Property Expenses increased by $14.5 million or 9.7% for the nine months ended September 30, 2005 as compared to the 2004 period. The increase is due to a $6.7 million increase in real estate taxes and operating expenses related to our same store properties. Properties acquired during 2005 increased property expenses by $6.7 million. The increase in real estate taxes is attributable to the increases levied by certain municipalities, particularly in New York City and Westchester County, New York. The increase in utilities was the effect of rising fuel prices throughout the United States as a result of Hurricane Katrina.

Interest and Investment income and other increased by $1.1 million or 7.0% for the nine months ended September 30, 2005 as compared to the 2004 period. This increase is primarily attributable to an increase of $4.2 million in interest income due to a weighted average increase in our Note Receivable Investments of approximately $60.8 million from the 2004 period, $3.6 million in transaction fees earned during the 2005 period related to the RAOC JV, an increase of $3.3 million earned through our Service Companies and an increase of $1.5 million related to tenant-related services and other interest income. These aggregate increases of $12.6 million were off-set by a decrease of $5.0 million to the gain recognized and related tenant work on a land sale and build-to-suit transaction earned in 2004 with no such gain recognized in the 2005 period, a $2.7 million decrease related to real estate tax and other non-tenant related recoveries, a decrease in income tax refunds of $1.0 million recorded in the 2004 period through a Service Company and a decrease of $2.8 million received in the 2004 period in consideration for the assignment of certain mortgage indebtedness.

In connection with the Tranche I closing of the RAOC JV during September 2005 we recorded gains on sales of real estate in the amount of $85.5 million. This amount is net of approximately $18 million of deferred gain related to certain guarantees we have made on mortgage indebtedness securing the Tranche I properties. In the future, as we are released from the guarantees, the deferred gain will be recognized. These gains have been reported as a component of income from continuing operations as a result of the Company retaining a 25% continuing interest in the RAOC JV. No such gains on sales of real estate were recorded in the 2004 period.

Interest expense incurred increased by $8.4 million for the nine months ended September 30, 2005 as compared to the 2004 period. This increase is attributable to a net increase in interest expense of $7.3 million attributable to a net increase of $50.0 million in the Operating Partnership’s senior unsecured notes and its issuance of $287.5 million of senior unsecured debentures during the 2005 period. Interest expense also increased by $5.1 million incurred under our unsecured bridge facility, which was funded in May 2005, approximately $1.0 million incurred from our financing of twelve properties during the 2005 period related to the RAOC JV and $6.9 million incurred under our

Back to Contents

unsecured credit facility. The increase in interest expense incurred under our unsecured credit facility is a result of an increase in the weighted average balance outstanding and an increase in the weighted average interest rate from 3.8% to 4.3% . The weighted average balance outstanding under our unsecured credit facility was $304.5 million for the nine months ended September 30, 2005 as compared to $99.9 million for the nine months ended September 30, 2004. During the 2005 period we also incurred approximately $3.0 million of interest expense related to the permanent financing of One Court Square. These aggregate increases of $23.3 million were off-set by decreases in interest expense of approximately $905,000 incurred under our same store mortgage portfolio, by decreases in interest expense of approximately $13.0 million incurred during the 2004 period from two mortgage notes which were subsequently satisfied and an increase of approximately $1.0 million in capitalized interest expense due to an increase in development activities.

Marketing, general and administrative expenses increased by $3.0 million for the nine months ended September 30, 2005 as compared to the 2004 period. This overall net increase is attributable to increased costs of maintaining offices and infrastructure in each of our five divisional markets, higher compensation costs including amortization expense related to restricted stock awards to executive and non-executive officers, increases in charitable contributions to organizations that operate within our market places and higher accounting fees related to maintaining compliance with the requirements of the Sarbanes-Oxley Act of 2002. Marketing, general and administrative costs represented 5.7% of total revenues from continuing operations (excluding gains on sales of depreciable real estate assets) in the 2005 period as compared to 5.6% in the 2004 period. Discontinued operations net of minority interests increased by approximately $1.9 million for the nine months ended September 30, 2005 as compared to the 2004 period. This increase is attributable to an increase in the gains on sales related to those properties sold, including their income from discontinued operations during the 2005 as compared to the 2004 period.

Liquidity and Capital Resources

Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and non-incremental capital expenditures, excluding incremental capital expenditures. We expect to meet our short-term liquidity requirements generally through our net cash provided by operating activities along with our $500 million unsecured credit facility (the “Credit Facility”) described below. The Credit Facility contains several financial covenants with which we must be in compliance in order to borrow funds thereunder. During recent quarterly periods, we have incurred significant leasing costs, in the form of tenant improvement costs, leasing costs, leasing commissions and free rent, as a result of market demands from tenants and high levels of leasing transactions that result from the re-tenanting of scheduled expirations or space vacated as a result of early terminations of leases. We are also expending costs on tenants that are renewing or extending their leases earlier than scheduled. For the three month period ended September 30, 2005, we paid or accrued approximately $31.1 million for tenanting costs including tenant improvement costs and leasing commissions. As a result of these and / or other operating factors, our cash available for distribution from operating activities was not sufficient to pay 100% of the dividends paid on our common equity. However, we are beginning to see a moderation in the cost of re-tenanting our properties, primarily in terms of free rent concessions and costs to renew existing tenants. We are not yet experiencing significant reductions in the cost of re-leasing vacant or vacated space. To meet the short-term funding requirements relating to the higher leasing costs, we have used proceeds from property sales or borrowings under our Credit Facility. Based on our forecasted leasing, we anticipate that we will continue to incur shortfalls during 2005 and 2006. We currently intend to fund any shortfalls with proceeds from non-income producing asset sales or borrowings under our Credit Facility. We periodically review our dividend policy to determine the appropriateness of our dividend rate relative to our cash flows. We adjust our distribution rate based on such factors as leasing activity, market conditions and forecasted increases and decreases in our cash flow as well as required distributions of taxable income to maintain REIT status. There can be no assurance that we will maintain the current quarterly distribution level on our common equity.

We expect to meet most of our financing requirements through long-term unsecured borrowings and the issuance of debt and equity securities of the Company. In certain situations, primarily in joint venture transactions, we use secured debt in connection with the acquisition of properties. During the year ended December 31, 2004, the Company issued approximately $436.2 million of common stock and the Operating Partnership issued $300 million of senior unsecured debt securities. In addition, during June 2005, the Operating Partnership issued $287.5 million of exchangeable senior debentures. There can be no assurance that there will be adequate demand for the Company’s equity at the time or at the price in which the Company desires to raise capital through the sale of additional equity. Similarly, there can be no assurance that the Operating Partnership will be able to access the unsecured debt markets at the time when the Operating Partnership desires to sell its unsecured notes. In addition, when valuations for commercial real estate properties are high, we will seek to sell certain land inventory to realize value and profit created. We will then seek opportunities to reinvest the capital realized from these dispositions back into value-added assets in our core Tri-State Area markets. However, there can be no assurances that we will be able to identify such opportunities that meet our underwriting criteria. Additionally, we have been actively seeking joint venture relationships to access new sources of equity capital. In September 2005 we completed a series of transactions whereby we sponsored the IPO of Reckson LPT, a newly-formed Australian listed property trust which is traded on the Australian Stock Exchange. Proceeds received from the IPO were used to form a joint venture with us, the RAOC JV, and purchase 17 of our properties. In addition, we are under contract to sell an additional 8 of our properties to the RAOC JV during 2006. It is our intention to purchase additional assets, within our markets, with Reckson LPT through the RAOC JV. Joint Ventures often involve relinquishing sole decision making authority relating to material events such as sale and financing. Loss of control of these decisions may adversely affect our financial flexibility. There can be no assurances that we will be able to successfully execute this strategy.

Back to Contents

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

Our markets are currently in the recovery stage in the economic cycle. As a result of current economic conditions, we have experienced higher renewal rates and a lower number of lease terminations. Our results reflect improving vacancy rates in our markets and our asking rents in our markets have stabilized and in some instances have begun to trend higher. Landlords are still required to grant concessions such as free rent and tenant improvements but generally at a more moderate rate than had been experienced in the prior year, particularly on renewal space. Our markets continue to experience higher real estate taxes and utility rates. The recent weather-related events in the Gulf States will have a substantial impact on cost of utilities during the winter months particularly in the northeast where we own our properties. In certain of our markets, the increase in real estate taxes and utility costs will be included as part of expenses subject to escalation above a “base year” and billed to tenants consistent with the terms of their underlying leases. We are also experiencing a similar increase in cost of building materials to fit out tenant space, maintain our buildings and in new development costs. We believe that trends are moving positively from a landlord’s perspective and that the above average tenant costs relating to leasing are moderating. This trend is supported by increased occupancy and reduced vacancy rates in most of our markets, the general economic recovery in the market resulting in job growth, and the scarcity of available land in which to develop a new supply of office space.

We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our properties. Six of our properties are located in New York City. As a result of the events of September 11, 2001, insurance companies were limiting coverage for acts of terrorism in “all risk” policies. In November 2002, the Terrorism Risk Insurance Act (“TRIA”) of 2002 was signed into law, which, among other things, requires insurance companies to offer coverage for losses resulting from defined “acts of terrorism” through 2005. Our current property insurance coverage, which expires on June 2, 2006, provides for full replacement cost of our properties, including for acts of terrorism up to $540.0 million on a per occurrence basis. TRIA is set to expire at the end of 2005 and real estate industry groups have been active with Congressional leaders in discussing the importance of extending this law. At this time, it is unknown whether the federal government will enact legislation extending TRIA past its scheduled expiration. In the event TRIA is not extended, terrorism insurance which covers full replacement cost may be more expensive or unavailable at commercially reasonable rates.

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

On May 13, 2005, we obtained a $470.0 million unsecured bridge facility (the “Bridge Facility”) from Citibank, N.A. The Bridge Facility was for an initial term of six months and we had the option for a six-month extension upon paying a one-time fee of 7.5 basis points on the amount then outstanding. During August 2005, we repaid $303.5 million of outstanding borrowings under the Bridge Facility with net proceeds received from the secured debt financing of the property located at One Court Square, Long Island City, NY. In addition, in September 2005, we repaid the remaining balance outstanding under the Bridge Facility of $166.5 million with proceeds received from the secured debt financing of a pool of nine of our suburban office properties. As a result of the foregoing, the Bridge Facility has been retired and is no longer available for borrowings thereunder.

We currently maintain our Credit Facility with JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp, North America, Inc. and Wachovia Bank, National Association as co-documentation agents. The Credit Facility matures in August 2008, contains options for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. In addition, borrowings under the Credit Facility are currently priced off LIBOR plus 80 basis points and the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership’s senior unsecured credit ratings, the interest rates and facility fee are subject to change. At September 30, 2005, the outstanding borrowings under the Credit Facility aggregated $231.0 million and carried a weighted average interest rate of 4.86% per annum.

We utilize the Credit Facility primarily to finance real estate investments, fund our real estate development activities and for working capital purposes. At September 30, 2005, we had availability under the Credit Facility to borrow approximately an additional $243.8 million, subject to compliance with certain financial covenants. Such amount is net of approximately $25.2 million in outstanding undrawn standby letters of credit, which are issued under the Credit Facility.

Back to Contents

In connection with the acquisition of certain properties, contributing partners of such properties have provided guarantees on certain of our indebtedness. As a result, we maintain certain outstanding balances on our Credit Facility.

We continue to seek opportunities to acquire real estate assets in our markets. We have historically sought to acquire properties where we could use our real estate expertise to create additional value subsequent to acquisition. As a result of increased market values for our commercial real estate assets, we have sold certain non-core assets or interests in assets where significant value has been created. During 2003, we sold assets or interests in assets with aggregate sales prices of approximately $350.6 million. In addition, during 2004, we sold assets or interests in assets with aggregate sales prices of approximately $51.4 million, net of minority partners’ joint venture interests. We used the proceeds from these sales primarily to pay down borrowings under the Credit Facility, for general corporate purposes and to invest in short-term liquid investments until such time as alternative real estate investments could be made. During 2005 we sold, have under contract to sell or are negotiating to sell approximately $909.8 million of our real estate assets including disposition of interests to joint ventures.

We also seek to make structured finance investments at risk adjusted returns into mixed use and residential projects located within our markets. Although we believe we have an in-depth understanding and expertise of our markets relating to the zoning, development and underwriting of various product types, such investments expose us to risks concerning property types and development which may be outside our core portfolio.

A Class A OP Unit and a share of common stock have similar economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership. As of September 30, 2005, the Operating Partnership had issued and outstanding 1,617,675 Class A OP Units and 465,845 Class C OP Units. The Class A OP Units and the Company’s common stock currently receive a quarterly distribution of $.4246 per unit/share. The Class C OP Units were issued in August 2003 in connection with the contribution of real property to the Operating Partnership and currently receive a quarterly distribution of $.4664 per unit. Subject to certain holding periods, OP Units may either be redeemed for cash or, at the election of the Company, exchanged for shares of common stock on a one-for-one basis.

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

During the three month period ended September 30, 2005, 22,500 shares of the Company’s common stock were issued in connection with the exercise of outstanding options to purchase stock under its stock option plans resulting in proceeds to us of approximately $600,000. In addition, during June 2005, a limited partner in the Operating Partnership exchanged 841,992 OP Units for an equal number of shares of the Company’s common stock.

The Board of Directors of the Company initially authorized the purchase of up to 5.0 million shares of the Company’s common stock. Transactions conducted on the New York Stock Exchange have been, and will continue to be, effectuated in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. Since the Board’s initial authorization, the Company has purchased 3,318,600 shares of its common stock for an aggregate purchase price of approximately $71.3 million. In June 2004, the Board of Directors re-set the Company’s common stock repurchase program back to 5.0 million shares. No purchases have been made since March 2003.

The Operating Partnership has issued and outstanding 1,200 preferred units of limited partnership interest with a liquidation preference value of $1,000 per unit and a stated distribution rate of 7.0%, which is subject to reduction based upon terms of their initial issuance (the “Preferred Units”). The terms of the Preferred Units provide for this reduction in distribution rate in order to address the effect of certain mortgages with above market interest rates, which were assumed by the Operating Partnership in connection with properties contributed to the Operating Partnership in 1998. As a result of the aforementioned reduction, there are currently no distributions being made on the Preferred Units.

Back to Contents

Capitalization

Our indebtedness at September 30, 2005 totaled approximately $2.1 billion (net of minority partners’ interests’ share of consolidated joint venture debt and including our share of unconsolidated joint venture debt) and was comprised of approximately $233.6 million of floating rate unsecured debt, approximately $980.0 million of senior unsecured notes and approximately $841.9 million of fixed rate mortgage indebtedness with a weighted average interest rate of approximately 6.18% and a weighted average maturity of approximately 6.0 years. Based on our total market capitalization of approximately $5.0 billion at September 30, 2005 (calculated based on the sum of (i) the market value of the Company’s common stock and OP Units, assuming conversion, (ii) the liquidation preference value of the Preferred Units and (iii) the $2.1 billion of debt), our debt represented approximately 41.3% of our total market capitalization.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth our significant consolidated debt obligations by scheduled principal cash flow payments and maturity date and our commercial commitments by scheduled maturity at September 30, 2005 (in thousands):

			MATURITY DATE

	2005	2006	2007	2008	2009	Thereafter	Total

Mortgage notes payable (1)	$2,839	$11,439	$8,835	$7,705	$7,143	$7,049	$45,010
Mortgage notes payable (2)	—	112,030	60,535	—	100,254	612,546	885,365
Senior unsecured notes	—	—	200,000	—	200,000	587,500	987,500
Credit Facility	—	—	—	231,000	—	—	231,000
Land lease obligations (3)	1,544	11,557	11,574	11,601	11,686	283,304	331,266
Air rights lease obligations	90	362	362	362	362	3,618	5,156
Operating leases	376	1,389	1,038	555	14	—	3,372

	$4,849	$136,777	$282,344	$251,223	$319,459	$1,494,017	$2,488,669

(1)	Scheduled principal amortization payments.
(2)	Principal payments due at maturity.
(3)	We lease, pursuant to noncancellable operating leases, the land on which nine of our buildings were constructed. The leases, certain of which contain renewal options at our direction, expire between 2043 and 2090. The leases either contain provisions for scheduled increases in the minimum rent at specified intervals or for adjustments to rent based upon the fair market value of the underlying land or other indices at specified intervals. Minimum ground rent is recognized on a straight-line basis over the terms of the leases and includes lease renewals if reasonably assured that we will exercise that option.

Certain of the mortgage notes payable are guaranteed by the Company and/or certain limited partners in the Operating Partnership. In addition, consistent with customary practices in non-recourse lending, certain non-recourse mortgages may be recourse to the Company under certain limited circumstances including environmental issues and breaches of material representations.

As indicated above, on September 30, 2005, we had approximately $2.1 billion of debt outstanding (net of minority partners’ interests’ share of consolidated joint venture debt and including our share of unconsolidated joint venture debt). During the three month period ended September 30, 2005, we incurred interest costs related to our debt, including capitalized interest and amortization of deferred finance costs, of approximately $35.7 million. Our rental revenues are our principal source of funds along with our net cash provided by operating activities to meet these and future interest obligations.

At September 30, 2005, we had approximately $25.2 million in outstanding undrawn standby letters of credit issued under our Credit Facility, of which $24.0 million was being used to secure a deposit obligation for the acquisition of Reckson Plaza which occurred in October 2005. As a result, this letter of credit was returned to us and subsequently cancelled. In addition, approximately $42.0 million, or 4.5%, of our consolidated mortgage debt is recourse to us.

During the quarterly period ended June 30, 2005 we entered into anticipatory interest rate hedge instruments totaling $250.0 million to protect ourselves against potentially rising interest rates. These instruments were settled prior to their maturity in exchange for a mortgage rate lock agreement in connection with a 15-year permanent financing on the property located at One Court Square, Long Island City, NY which closed on August 3, 2005. Costs related to the terminated instruments of approximately $1.4 million were incorporated into the final fixed mortgage rate of 4.905% per annum. The other comprehensive loss is being amortized as a yield adjustment of the fixed rate mortgage.

We also entered into an additional $200.0 million of anticipatory interest rate hedge instruments during the quarterly period ended June 30, 2005, which were scheduled to coincide with our August 26, 2005 and September 12, 2005 financings on 12 of our office properties. These hedge instruments were settled on August 1, 2005 realizing proceeds of approximately $1.1 million. The proceeds received from settlement of the instruments were used to buy-down the final fixed mortgage rates to 5.20% per annum. The gain resulting from this settlement has been recorded to accumulated other comprehensive income (“OCI”) and is being amortized as a yield adjustment of the fixed-rate mortgage. Nine of these properties were sold to the RAOC JV, subject to their mortgage notes, on September 21, 2005 at which time we reclassified the proportionate share of the gain from OCI to earnings. The remaining three office properties are under contract to be sold to the RAOC JV, subject to the mortgage notes, in October 2006, at which time we will reclassify the proportionate share of the gain from OCI to earnings.

Back to Contents

During June 2005, the Operating Partnership issued $287.5 million aggregate principal amount of 4.00% exchangeable senior debentures due June 15, 2025. Interest on the debentures will be payable semi-annually on June 15 and December 15, commencing December 15, 2005. The debentures are callable after June 17, 2010 at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par, on June 15, 2010, 2015 and 2020. The net proceeds from the offering, after the underwriter’s discounts and expenses, were approximately $281.6 million and were used for the repayment of amounts outstanding under our Credit Facility. (See “Liquidity and Capital Resources” for information regarding the terms of the debentures’ exchange into our common stock).

On August 3, 2005, we placed a first mortgage in the amount of $315.0 million on the property located at One Court Square, Long Island City, NY. The mortgage note bears interest at a fixed rate of 4.905% per annum, requires monthly payments of interest only through September 1, 2015, the anticipated repayment date (“ARD”). In the event the mortgage is not satisfied on the ARD, all excess cash flow, as defined, shall be applied to amortize the loan and the interest rate shall be reset to 2% plus the greater of 4.905% and the then-current ten-year U.S. Treasury yield. The final maturity date of the loan is May 1, 2020. The mortgage note is secured by the property and is otherwise non-recourse except in limited circumstances regarding breaches of material representations. As additional collateral for the loan, we may be required to post letters of credit for the benefit of the lender, in the amount of $10.0 million each, during September 2013, March 2014 and September 2014 if Citibank, N.A., the property’s current sole tenant, exercises its second cancellation option for up to 20% of its leased space during 2014 and 2015. Proceeds received from this financing, net of mortgage recording tax and other costs, of approximately $303.5 million were used to re-pay a portion of our Bridge Facility.

On August 26, 2005 we encumbered a pool of nine of our suburban office properties with interest only mortgages in the aggregate amount of approximately $196.1 million. Proceeds received, net of costs and required escrows, of approximately $188.3 million were used to repay borrowings under our unsecured credit facility, the remaining balance outstanding under our unsecured bridge facility and for the repayment of the secured property debt on 520 White Plains Road, Tarrytown, NY. On September 21, 2005, in connection with the transfer of these properties to the RAOC JV, these mortgages were assumed by the RAOC JV. The mortgage notes bear interest at a fixed interest rate of 5.20% per annum and mature in September 2010. These mortgage notes are cross- collateralized by the nine properties in the pool.

On June 20, 2005, in connection with the acquisition of our joint venture partner’s 40% interest in the property located at 520 White Plains Road, Tarrytown, NY, we assumed approximately $4.1 million of secured mortgage indebtedness of the joint venture. As a result, our total secured debt related to this property was approximately $11.1 million. On September 1, 2005, the mortgage note’s scheduled maturity date, we repaid the then outstanding balance of approximately $10.9 million with proceeds received from the aforementioned August 26, 2005 mortgage financings, resulting in the satisfaction of this note.

On September 12, 2005 we encumbered a pool of three of our suburban office properties with interest only mortgages in the aggregate amount of approximately $51.5 million. Proceeds received, net of costs and required escrows, of approximately $50.2 million were used to repay borrowings under our unsecured credit facility and for general corporate purposes. The mortgage notes bear interest at a fixed interest rate of 5.20% per annum and mature in October 2010. We have contracted to sell these properties to the RAOC JV, subject to the mortgages notes, in October 2006. These mortgage notes are cross-collateralized by the three properties in the pool.

In connection with the mortgage indebtedness securing nine of the Tranche I properties, which were transferred to the RAOC JV on September 21, 2005, and three of the Tranche III properties scheduled to be transferred to the RAOC JV during October 2006, we have guaranteed to the lender certain customary non-recourse carve-outs, as well as certain obligations relating to the potential termination of a number of leases at four of these properties. We have also guaranteed to the lender certain capital requirements related to these properties. We will be relieved of the customary non-recourse carve-outs and capital requirements upon transfer of the respective properties to the RAOC JV and the RAOC JV meeting a net worth test of at least $100.0 million. We will be relieved of all but two of the lease related obligations upon transfer of the respective properties to the RAOC JV and the RAOC JV meeting a net worth test of at least $200.0 million. The RAOC JV has agreed to indemnify us for any loss, cost or damage it may incur pursuant to our guaranty of these obligations. As of September 30, 2005, the RAOC JV met the $100.0 million net worth threshold and there remain approximately $18 million of aggregate guarantees outstanding.

Pursuant to the terms of the mortgage note encumbering the property located at 200 Summit Lake Drive in Valhalla, NY, the note was prepayable, without penalty, subsequent to September 1, 2005. On September 30, 2005, we repaid the outstanding balance of approximately $18.1 million with proceeds received from the RAOC JV which resulted in the satisfaction of this note.

The mortgage debt on the property located at 395 North Service Road in Melville, NY was scheduled to mature on October 28, 2005. Pursuant to the terms of the note, we prepaid the mortgage debt on September 30, 2005, at which time the outstanding balance was approximately $18.6 million. We made this prepayment with a borrowing under our unsecured credit facility and proceeds received from the joint venture formed on September 21, 2005 which resulted in the satisfaction of this note.

On October 20, 2005, in connection with our acquisition of 711 Westchester Avenue in White Plains, NY we assumed the existing first mortgage debt on the property of approximately $12.5 million. The mortgage bears interest at approximately 5.4% per annum, requires monthly payments of interest only through January 2007 and monthly payments of interest and principal based on a 30 year amortization schedule commencing in February 2007. The mortgage matures on January 1, 2015.

Back to Contents

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

On April 4, 2005 the Company and the other parties to the shareholder derivative actions filed against the Company in connection with its disposition of its industrial portfolio agreed to settle such actions pursuant to the Stipulation of Settlement, dated as of March 14, 2005 and executed subsequent thereto. The settlement includes various changes to the Company’s corporate governance policies to provide for an Affiliate Transaction Committee and to require that the Company’s Board of Directors be comprised of at least two-thirds independent directors (as defined in the Company’s Corporate Governance Guidelines), as well as certain other concessions and provides for the payment of plaintiffs’ counsels’ fees of $2.15 million. Although we believe such payment is covered by insurance, subject to a $500,000 deductible, we are currently in discussions with our carrier concerning such coverage. Pursuant to the terms of the Stipulation of Settlement, the parties to the shareholder derivative litigation intend to seek the dismissal of the actions filed in New York federal and state court. The settlement was approved by Judge Evelyn Omega Connor of the Circuit Court of Baltimore City on September 20, 2005.

Other Matters

In July 2002, as a result of certain provisions of the Sarbanes-Oxley Act of 2002, we discontinued the use of stock loans in our Long Term Incentive Programs (“LTIP”). In connection with LTIP grants made prior to the enactment of the Sarbanes-Oxley Act of 2002, we currently have stock loans outstanding to certain executive officers which were used to purchase 385,000 shares of our common stock. The stock loans were priced at the market prices of our common stock at the time of issuance, bear interest at the mid-term Applicable Federal Rate and are secured by the shares purchased. Such stock loans (including accrued interest) are scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon initial vesting periods ranging from seven to ten years. Such forgiveness is based on continued service and in part on the Company attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. As of September 30, 2005, there remains 180,714 shares of common stock subject to the original stock loans which are anticipated to vest between 2006 and 2011. Approximately $285,000 and $792,000 and $290,000 and $846,000 of compensation expense was recorded for the three and nine month periods ended September 30, 2005 and 2004, respectively, related to these loans. Such amounts have been included in marketing, general and administrative expenses on our consolidated statements of income.

The outstanding stock loan balances due from executive officers aggregated approximately $3.8 million and $4.7 million at September 30, 2005 and December 31, 2004, respectively, and have been included as a reduction of additional paid in capital on our consolidated balance sheets. Other outstanding loans to executive and senior officers at September 30, 2005 and December 31, 2004 amounted to approximately $1.5 million and $2.7 million, respectively, and are included in investments in affiliate loans and joint ventures on the accompanying consolidated balance sheets and are primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

In November 2002 and March 2003, an award of rights was granted to certain executive officers of the Company (the “2002 Rights” and “2003 Rights”, respectively and collectively, the “Rights”). Each Right represents the right to receive, upon vesting, one share of common stock if shares are then available for grant under one of the Company’s stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights were earned on March 13, 2005 and vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the 2002 Rights. The 2002 Rights aggregate 62,835 shares of the Company’s common stock and the 2003 Rights aggregate 26,040 shares of common stock. As of September 30, 2005, there remains 31,417 shares of common stock reserved related to the 2002 Rights and 17,360 shares of common stock reserved related to the 2003 Rights. Approximately $121,000 and $345,000 and $101,000 and $302,000 of compensation expense was recorded for the three and nine month periods ended September 30, 2005 and 2004, respectively, related to the Rights. Such amounts have been included in marketing, general and administrative expenses on our consolidated statements of income.

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

Back to Contents

In March 2005, following the recommendation of the Compensation Committee of the Board of Directors, eight senior and executive officers of the Company were awarded, in the aggregate, 272,100 LTIP Units to continue to incentivize them for the long-term (the “2005 LTIP Unit Grants”). Each such LTIP Unit awarded is deemed equivalent to an award of one share of common stock reserved under one of the Company’s stock option plans, reducing availability for other equity awards on a one-for-one basis. The terms of the 2005 LTIP Unit Grants are generally consistent with the terms of the 2003 LTIP, including with respect to the impact upon vesting in the event of a change of control.

As of September 30, 2005, and as a result of the foregoing, there remains 155,553 shares of common stock reserved for future issuance under the core award of the 2003 LTIP and 530,443 shares of common stock reserved for issuance with respect to the issuance of LTIP Units. With respect to the core award of the 2003 LTIP, the Company recorded approximately $305,000 and $915,000 and $699,000 and $2.1 million of compensation expense for the three and nine month periods ended September 30, 2005 and 2004, respectively. In addition, with respect to the LTIP Units and the 2005 LTIP Unit Grants, the Company recorded compensation expense of approximately $822,000 and $2.1 million for the three and nine month periods ended September 30, 2005, respectively. Such amounts have been included in marketing, general and administrative expenses on our consolidated statements of income. Based on the terms of the 2003 LTIP plan, potential outcomes of the Special Outperformance Pool are estimated to range from $0, assuming the requisite four year cumulative performance measures are not met, to a maximum of approximately $34.0 million, assuming relative peer group performance measures are met and a 15% cumulative and compounded return on common equity. No accrual has been made with respect to the Special Outperformance Pool, due to the uncertainty of the outcome of achieving the requisite performance measures at the December 31, 2006 measurement date.

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

We expect to adopt Statement No. 123R on January 1, 2006; however at this time we are not able to determine the impact of Statement No. 123R on our consolidated financial statements.

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

Soil and groundwater contaminated with volatile organic compounds (“VOCs”) was discovered at industrial property owned by the Company, located at 32 Windsor Drive, Central Islip, New York. The contamination was attributed to the operations of the property's tenant, which subsequently vacated the premises and filed for bankruptcy. The Company reported the contamination to the New York State Department of Environmental Conservation (“NYSDEC”) as required by law. The Company also retained an environmental consulting firm to investigate and clean up the contamination and has voluntarily excavated and arranged for the lawful disposal from the property of all soils containing VOCs at concentrations that exceed cleanup levels established by NYSDEC. The Company also intends to install groundwater monitoring wells and, based on consultation with NYSDEC, determine whether any treatment or other form of active cleanup of groundwater is necessary as well as to pursue a claim for a portion of the costs in the bankruptcy proceeding involving the tenant. However, there can be no assurance that the cost of cleanup will not exceed our current expectations, particularly if unanticipated environmental conditions are encountered or if NYSDEC imposes additional requirements.

Back to Contents

Nine of our office properties, which were acquired by the issuance of OP Units, are subject to agreements limiting our ability to transfer them prior to agreed upon dates without the consent of the limited partner who transferred the respective property to us. In the event we transfer any of these properties prior to the expiration of these limitations, we may be required to make a payment relating to taxes incurred by the limited partner. These limitations expire between 2011 and 2015.

Two of our office properties that are held in joint ventures contain certain limitations on transfer. These limitations include requiring the consent of the joint venture partner to transfer a property prior to various specified dates, rights of first offer, and buy / sell provisions.

Off Balance Sheet Arrangements

During 1997, the Company formed FrontLine Capital Group (“FrontLine”), and Reckson Strategic Venture Partners, LLC (“RSVP”), a real estate venture capital fund whose common equity is held indirectly by FrontLine. In connection with the formation and subsequent spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the “FrontLine Facility”) in the amount of $100.0 million. The Operating Partnership also approved the funding of investments of up to $110.0 million relating to REIT –qualified investments through RSVP-controlled joint ventures or advances made to FrontLine under an additional unsecured loan facility (the “RSVP Facility”) having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the “FrontLine Loans”). To date, approximately $59.8 million has been funded to RSVP-controlled joint ventures and $142.7 million through the FrontLine Loans (collectively, the “RSVP / FLCG Investments”) on which we accrued interest (net of reserves) of approximately $19.6 million.

A committee of the Board of Directors, comprised solely of independent directors, considers any actions to be taken by the Company in connection with the RSVP / FLCG Investments and during 2001, based on our assessment of value and recoverability of the RSVP / FLCG Investments and considering the findings and recommendations of the committee and its financial advisor, we recorded a $163.0 million valuation reserve charge, inclusive of anticipated costs against the carrying cost of the RSVP / FLCG Investments. In addition, we have discontinued the accrual of interest income with respect to the FrontLine Loans and have also reserved against our share of GAAP equity in earnings, if any, from the RSVP-controlled joint ventures funded until such income is realized through cash distributions.

FrontLine is in default under the FrontLine Loans and on June 12, 2002, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

In September 2003, RSVP completed the restructuring of its capital structure and management arrangements whereby a management company formed by its former managing directors, whose contracts as managing directors were terminated, has been retained to manage RSVP pursuant to a management agreement. The management agreement, which has a term of three years and is subject to early termination in the event of the disposition of all of the assets of RSVP, provides for an annual base management fee and disposition fees equal to 2% of the net proceeds received by RSVP on asset sales (the “Fees”). The Fees are subject to a maximum over the term of the agreement of $7.5 million. In addition, the former managing directors of RSVP retained a one-third residual interest in RSVP’s assets which is subordinated to the distribution of an aggregate amount of $75.0 million to RSVP and/or us in respect of RSVP-controlled joint ventures.

In connection with RSVP’s capital restructuring, RSVP and certain of its affiliates obtained a $60.0 million secured loan (the “RSVP Secured Loan”). On November 3, 2005, the outstanding balance of the RSVP Secured Loan was repaid primarily with proceeds received from the sale of certain assisted living related assets.

The net carrying value of our investments in the RSVP / FLCG Investments of approximately $55.2 million was reassessed with no change by management as of September 30, 2005. Such amount is included in investments in affiliate loans and joint ventures on our consolidated balance sheet.

Scott H. Rechler, who serves as our Chief Executive Officer, President and Chairman of the Board, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP and serves as a member of the Board of Directors of American Campus Communities, a company formally owned by RSVP.

In November 2004, a joint venture in which RSVP owns approximately 47% executed a binding agreement to contribute its Catskills, NY resort properties (excluding residentially zoned land) to Empire Resorts Inc. (NASDAQ: NYNY) (“Empire”) for consideration of 18.0 million shares of Empire’s common stock and the right to appoint five members of their Board of Directors.

Back to Contents

It is currently anticipated that Scott H. Rechler will be appointed to fill one such seat. On March 4, 2005, Empire announced that the agreement had been amended, whereby the parties agreed to waive the condition to closing which required final governmental approval of gaming in the Catskills. The transaction is subject to satisfaction of certain conditions and approvals, including the approval of Empire’s shareholders. Since the execution of the agreement, certain events have occurred which may adversely affect the timing or potential for gaming to be approved at Empire’s properties. Based on these events, we are closely monitoring the situation and the status of the transaction. There can be no assurances that gaming will be approved in the Catskills or that the transaction will be completed on its current terms or at all.

In addition to the foregoing, our off-balance sheet arrangements are our approximate 5% indirect ownership interest in a joint venture that owns an investment in a New York City Class A office tower and our 25% unconsolidated joint venture interest in the RAOC JV where our share of unconsolidated joint venture debt is approximately $51.6 million with a weighted average interest rate of 5.18% and a weighted average term of 4.9 years. (For a more detailed description of these arrangements see “Overview and Background” of this Item.)

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

The following table presents our FFO calculations (in thousands):

	Three months ended September 30,		Nine months ended, September 30,

	2005	2004	2005	2004

Net income allocable to common shareholders	$113,555	$8,840	$148,672	$37,849
Adjustments for basic Funds From Operations
Add:
Limited partners’ minority interest in the Operating
Partnership	2,930	453	4,197	2,090
Real estate depreciation and amortization	32,903	26,758	90,391	78,100
Minority partners’ interests in consolidated partnerships	6,741	7,117	20,244	23,931

Deduct:
Gains on sales of depreciable real estate	98,861	2,381	98,861	11,322
Amounts distributable to minority partners in
consolidated partnerships	5,600	6,070	16,804	20,985

Basic Funds From Operations	51,668	34,717	147,839	109,663
Add:
Dividends and distributions on dilutive shares and units	---	41	---	541

Diluted Funds From Operations	$51,668	$34,758	$147,839	$110,204

Weighted Average Shares/OP Units outstanding (1)	84,628	73,789	84,471	69,730

Diluted Weighted Average Shares/OP Units outstanding (1)	85,150	74,190	84,948	70,539

(1)	Assumes conversion of limited partnership units of the Operating Partnership.

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

The Credit Facility and one of our Note Receivable Investments bear interest at variable rates, which will be influenced by changes in short-term interest rates, and are sensitive to inflation.

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

As required by Statement No. 133, we record all derivatives on our balance sheet at fair value. For effective hedges, depending on the nature of the hedge, changes in the fair value of the derivative will be offset against the corresponding change in fair value of the hedged asset, liability, or firm commitment through earnings or recognized in OCI on our balance sheet until the hedged item is recognized in earnings.

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

The following table sets forth our long-term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at September 30, 2005 (dollars in thousands):

	For the Year Ending December 31,

	2005	2006	2007	2008	2009	Thereafter	Total (1)	FMV

Long term debt:
Fixed rate	$2,839	$123,469	$269,370	$7,705	$307,397	$1,207,096	$1,917,876	$1,981,153
Weighted average interest rate	7.57%	7.11%	7.14%	7.35%	7.73%	5.29%	6.07%
Variable rate	$—	$—	$—	$231,000	$—	$—	$231,000	$231,000
Weighted average interest rate	—	—	—	4.86%	—	—	4.86%

(1)	Includes aggregate unamortized issuance discounts of approximately $7.5 million on the senior unsecured notes which are due at maturity.

In addition, we have assessed the market risk for our variable rate debt, which is based upon LIBOR, and believe that a one percent increase in the LIBOR rate would have an approximate $2.0 million annual increase in interest expense based on $231.0 million of variable rate debt outstanding at September 30, 2005.

Back to Contents

The following table sets forth our Note Receivable Investments by scheduled maturity date, weighted average interest rates and estimated FMV at September 30, 2005 (dollars in thousands):

	For the Year Ending December 31,

	2005	2006	2007	2008	2009	Thereafter		Total (1)	FMV

Note Receivable
Investments:
Fixed rate	$10,450	$20,000	$16,990	$—	$—	$105,791	(2)	$153,231	$153,534	(2)
Weighted average interest rate	5.17%	15.00%	12.00%	—	—	9.01%		9.86%
Variable rate	$27,592	$—	$—	$—	$500	$—		$28,092	$28,092
Weighted average interest rate	14.87%	—	—	—	3.41%	—		14.66%

(1)	Excludes interest receivables and unamortized acquisition costs aggregating approximately $6.1 million.
(2)	Our investment balance, with respect to a participating loan investment, includes approximately $21.2 million of accretive interest which is due at maturity. The FMV calculation considers only accretive interest recorded through September 30, 2005.

In addition, we have assessed the market risk for our variable rate receivables, which are based upon LIBOR, and believe that a one percent increase in the LIBOR rate would have an approximate $2.8 million annual increase in interest income based on $28.1 million of variable rate receivables outstanding at September 30, 2005.

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

Back to Contents

SELECTED PORTFOLIO INFORMATION

The following table sets forth our schedule of top 25 tenants based on base rental revenue as of October 1, 2005:

Tenant Name (1) (2) (3)	Wtd. Avg. Term Remaining (years)	Total Square Feet	Percent of Pro Rata Share of Annualized Base Rental Revenue

*Citigroup / Citibank	13.1	1,603,194	8.9%
*Debevoise & Plimpton	16.3	586,528	3.9%
King & Spalding	6.4	180,391	2.2%
*Verizon Communications Inc.	1.8	271,384	1.8%
*American Express	8.0	129,147	1.7%
*Schulte Roth & Zabel	15.2	279,746	1.6%
Amerada Hess Corporation	22.3	127,300	1.4%
County of Nassau	16.1	219,066	1.4%
*Fuji Photo Film USA	6.9	194,984	1.3%
D.E. Shaw	8.9	155,863	1.3%
*Bank of America/Fleet Bank	5.0	206,941	1.2%
*MCI	1.4	240,730	1.2%
Dun & Bradstreet Corp.	7.0	123,000	1.1%
Daiichi Pharmaceuticals	12.0	141,000	1.1%
Arrow Electronics Inc.	8.3	163,762	1.1%
*Schering-Plough Corporation	0.8	152,970	1.0%
T.D. Waterhouse	1.9	103,381	0.9%
Westdeutsche Landesbank	10.6	53,000	0.9%
North Fork Bank	13.3	126,770	0.8%
Practicing Law Institute	8.4	77,500	0.8%
*Banque Nationale De Paris	10.8	145,834	0.8%
*State Farm	3.1	189,310	0.8%
Vytra Healthcare	2.2	105,613	0.8%
Laboratory Corp. Of America	1.7	108,000	0.7%
Maersk Inc.	10.1	115,316	0.7%

(1)	Ranked by pro rata share of annualized base rental revenue adjusted for pro rata share of joint venture interests.
(2)	Excludes One Orlando Centre in Orlando, Florida.
(3)	Total square footage is based on currently leased space and excludes expansions or leases with future start dates.
*	Part or all of space occupied by tenant is in a 51% or more owned joint venture building.

Historical Non-Incremental Revenue-Generating Capital Expenditures, Tenant Improvement Costs and Leasing Commissions

The following table sets forth annual and per square foot non-incremental revenue-generating capital expenditures in which we paid or accrued, during the respective periods, to retain revenues attributable to existing leased space (at 100% of cost) for the years 2001 through 2004 and for the nine month period ended September 30, 2005 for our consolidated office and industrial / R&D properties other than One Orlando Centre in Orlando, FL:

	2001	2002	2003		2004	Average 2001-2004	YTD 2005(3)

Suburban Office Properties
Total	$4,606,069	$5,283,674	$6,791,336		$7,034,154	$5,928,783	$5,490,767
Per Square Foot	$0.45	$0.53	$0.67		$0.69	$0.58	$0.50

NYC Office Properties
Total	$1,584,501	$1,939,111	$1,922,209		$2,515,730	$1,990,388	$1,773,705
Per Square Foot	$0.45	$0.56	$0.55		$0.56	$0.53	$0.35	(2)

Industrial Properties
Total	$711,666	$1,881,627	$1,218,401	(1)	$207,028	$1,004,681	$28,344
Per Square Foot	$0.11	$0.28	$0.23		$0.23	$0.21	$0.03

(1)	Excludes non-incremental capital expenditures of $435,140 incurred during the fourth quarter of 2003 for the industrial properties which were sold during the period.
(2)	Per square foot calculations, for NYC office properties, exclude One Court Square, a 1,401,609 square foot, triple net leased building in Long Island City, New York.
(3)	Including costs related to the 17 properties sold to the RAOC JV on September 21, 2005 for the full period.

Back to Contents

The following table sets forth annual and per square foot non-incremental revenue-generating tenant improvement costs and leasing commissions (at 100% of cost) which we committed to perform, during the respective periods, to retain revenues attributable to existing leased space for the years 2001 through 2004 and for the nine month period ended September 30, 2005 for our consolidated office and industrial / R&D properties other than One Orlando Centre in Orlando, FL:

								Average	YTD
	2001	2002		2003		2004		2001-2004	2005(5)		New		Renewal

Long Island Office Properties
Tenant Improvements	$2,722,457	$1,917,466		$3,774,722		$4,856,604		$3,317,812	$4,274,839		$2,581,132		$1,693,707
Per Square Foot Improved	$8.47	$7.81		$7.05		$8.78		$8.03	$11.30		$12.06		$10.30
Leasing Commissions	$1,444,412	$1,026,970		$2,623,245		$2,345,325		$1,859,988	$1,369,411		$914,404		$455,007
Per Square Foot Leased	$4.49	$4.18		$4.90		$4.24		$4.45	$3.62		$4.27		$2.77

Total Per Square Foot	$12.96	$11.99		$11.95		$13.02		$12.48	$14.92		$16.33		$13.07

Westchester Office Properties
Tenant Improvements	$2,584,728	$6,391,589	(1)	$3,732,370		$6,323,134		$4,757,955	$2,613,754		$2,170,590		$443,164
Per Square Foot Improved	$5.91	$15.05		$15.98		$11.95		$12.22	$13.90		$21.79		$5.01
Leasing Commissions	$1,263,012	$1,975,850	(1)	$917,487		$2,671,548		$1,706,974	$824,136		$658,888		$165,248
Per Square Foot Leased	$2.89	$4.65		$3.93		$5.05		$4.13	$4.38		$6.61		$1.87

Total Per Square Foot	$8.80	$19.70		$19.91		$17.00		$16.35	$18.28		$28.40		$6.88

Connecticut Office Properties
Tenant Improvements	$213,909	$491,435		$588,087		$3,051,833		$1,086,316	$3,231,134		$2,630,613		$600,521
Per Square Foot Improved	$1.46	$3.81		$8.44		$12.71		$6.60	$15.18		$28.64		$4.96
Leasing Commissions	$209,322	$307,023		$511,360		$1,493,664		$630,342	$977,947		$712,303		$265,644
Per Square Foot Leased	$1.43	$2.38		$7.34		$6.22		$4.34	$4.59		$7.76		$2.20

Total Per Square Foot	$2.89	$6.19		$15.78		$18.93		$10.94	$19.77		$36.40		$7.16

New Jersey Office Properties
Tenant Improvements	$1,146,385	$2,842,521		$4,327,295		$1,379,362		$2,423,891	$1,076,692		$955,457		$121,235
Per Square Foot Improved	$2.92	$10.76		$11.57		$7.12		$8.09	$11.85		$18.84		$3.02
Leasing Commissions	$1,602,962	$1,037,012		$1,892,635		$832,658		$1,341,317	$745,822		$610,953		$134,869
Per Square Foot Leased	$4.08	$3.92		$5.06		$4.30		$4.34	$8.21		$12.05		$3.36

Total Per Square Foot	$7.00	$14.68		$16.63		$11.42		$12.43	$20.06		$30.89		$6.38

New York City Office Properties
Tenant Improvements	$788,930	$4,350,106		$5,810,017	(2)(3)	$9,809,822	(3)(4)	$5,189,719	$7,561,135	(2)	$6,908,247	(2)	$652,888
Per Square Foot Improved	$15.69	$18.39		$32.84		$23.21		$22.53	$25.40		$31.52		$8.32
Leasing Commissions	$1,098,829	$2,019,837		$2,950,330	(2)	$3,041,141	(4)	$2,277,534	$3,002,943	(2)	$2,601,339	(2)	$401,604
Per Square Foot Leased	$21.86	$8.54		$16.68		$7.19		$13.57	$10.09		$11.87		$5.12

Total Per Square Foot	$37.55	$26.93		$49.52		$30.40		$36.10	$35.49		$43.39		$13.44

Industrial Properties
Tenant Improvements	$1,366,488	$1,850,812		$1,249,200		$310,522		$1,194,256	$112,781		$99,293		$13,488
Per Square Foot Improved	$1.65	$1.97		$2.42		$2.27		$2.08	$5.37		$5.90		$3.25
Leasing Commissions	$354,572	$890,688		$574,256		$508,198		$581,928	$19,938		$19,938		$0
Per Square Foot Leased	$0.43	$0.95		$1.11		$3.71		$1.55	$0.95		$1.18		$0.00

Total Per Square Foot	$2.08	$2.92		$3.53		$5.98		$3.63	$6.32		$7.08		$3.25

(1)	Excludes tenant improvements and leasing commissions related to a 163,880 square foot leasing transaction with Fuji Photo Film U.S.A. Leasing commissions on this transaction amounted to $5.33 per square foot and tenant improvement allowance amounted to $40.88 per square foot.
(2)	Excludes $15.5 million of tenant improvements and $2.2 million of leasing commissions related to a new 121,108 square foot lease to Debevoise and Plimpton that was signed during the third quarter of 2003 with a lease commencement date of May 2005.
(3)	2003 numbers exclude tenant improvements of $0.2 million for Sandler O’Neil Partners (7,446 square feet) for expansion space with a lease commencement date in the second quarter of 2004. The tenant improvement allowance is reflected in the second quarter of 2004.
(4)	Excludes 86,800 square feet related to Westpoint Stevens early renewal. There were no tenant improvements or leasing costs associated with this transaction. Also excludes $1.4 million of tenant improvements and $1.2 million of leasing commissions related to a 74,293 square foot lease to Harper Collins Publishers with a lease commencement date in 2006. Also excludes Bank of America retail lease with $0.6 million of tenant improvements and $0.8 million of leasing commissions.
(5)	Including costs related to the 17 properties sold to the RAOC JV on September 21, 2005 for the full period.

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

The following table sets forth our components of paid or accrued non-incremental and incremental revenue-generating capital expenditures, tenant improvements and leasing costs for the periods presented as reported on our “Statements of Cash Flows – Investment Activities” contained in our consolidated financial statements (in thousands):

	Nine months ended September 30,

	2005	2004
Capital expenditures:
Non-incremental	$6,417	$6,370
Incremental	7,805	2,690
Tenant improvements:
Non-incremental	29,022	15,405
Incremental	11,881	3,549

Additions to commercial real estate properties	$55,125	$28,014

Leasing costs:
Non-incremental	$10,062	$12,007
Incremental	5,528	1,944

Payment of deferred leasing costs	$15,590	$13,951

Acquisition and development costs	$660,040	$159,348

Back to Contents

The following table sets forth our lease expiration table, as adjusted for pre-leased space and inclusive of joint venture interests, at October 1, 2005 for our Total Portfolio of properties, our Office Portfolio and our Industrial / R&D Portfolio:

	Total Portfolio

Year of Expiration	Number of Leases Expiring	Square Feet Expiring	% of Total Portfolio Sq Ft	Cumulative % of Total Portfolio Sq Ft

2005	50	291,190	1.6%	1.6%
2006	181	1,725,264	9.7%	11.3%
2007	127	1,402,052	7.9%	19.2%
2008	137	1,101,638	6.1%	25.3%
2009	120	1,317,544	7.4%	32.7%
2010 and thereafter	517	10,699,596	60.0%	92.7%

Total/Weighted Average	1,132	16,537,284	92.7%

Total Portfolio Square Feet		17,845,291

	Office Portfolio

Year of Expiration	Number of Leases Expiring	Square Feet Expiring	% of Total Office Sq Ft	Cumulative % of Total Portfolio Sq Ft

2005	50	291,190	1.7%	1.7%
2006	178	1,640,279	9.7%	11.4%
2007	124	1,349,530	7.9%	19.3%
2008	135	1,069,395	6.3%	25.6%
2009	119	1,272,563	7.5%	33.1%
2010 and thereafter	507	10,293,189	60.6%	93.7%

Total/Weighted Average	1,113	15,916,146	93.7%

Total Office Portfolio Square Feet		16,981,896

	Industrial/R&D Portfolio

Year of Expiration	Number of Leases Expiring	Square Feet Expiring	% of Total Industrial/R&D Sq Ft	Cumulative % of Total Portfolio Sq Ft

2005	0	0	0.0%	0.0%
2006	3	84,985	9.8%	9.8%
2007	3	52,522	6.1%	15.9%
2008	2	32,243	3.8%	19.7%
2009	1	44,981	5.2%	24.9%
2010 and thereafter	10	406,407	47.1%	72.0%

Total/Weighted Average	19	621,138	72.0%

Total Industrial/R&D Portfolio Square Feet		863,395

Back to Contents

PART II - OTHER INFORMATION Item 1. Legal Proceedings

On April 4, 2005 the Company and the other parties to the shareholder derivative actions filed against the Company in connection with its disposition of its industrial portfolio agreed to settle such actions pursuant to the Stipulation of Settlement, dated as of March 14, 2005 and executed subsequent thereto. The settlement includes various changes to the Company’s corporate governance policies to provide for an Affiliate Transaction Committee and to require that the Company’s Board of Directors be comprised of at least two-thirds independent directors (as defined in the Company’s Corporate Governance Guidelines), as well as certain other concessions and provides for the payment of plaintiffs’ counsels’ fees of $2.15 million. Although we believe such payment is covered by insurance, subject to a $500,000 deductible, we are currently in discussions with our carrier concerning such coverage. Pursuant to the terms of the Stipulation of Settlement, the parties to the shareholder derivative litigation intend to seek the dismissal of the actions filed in New York federal and state court. The settlement was approved by Judge Evelyn Omega Connor of the Circuit Court of Baltimore City on September 20, 2005.

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

Date: November 7, 2005