Form 10-Q
period 2006-06-30
RECKSON ASSOCIATES REALTY CORP
filed 2006-08-09
CIK 930548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission file number: 1-13762

RECKSON ASSOCIATES REALTY CORP.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	11-3233650 (IRS Employer Identification Number)

225 Broadhollow Road, Melville, NY (Address of principal executive office)	11747 (zip code)

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

The Company has one class of common stock, par value $.01 per share, with 83,251,419 shares outstanding as of August 7, 2006.

RECKSON ASSOCIATES REALTY CORP.

QUARTERLY REPORT

FOR THE THREE MONTHS ENDED JUNE 30, 2006

Back to Contents

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RECKSON ASSOCIATES REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2006	December 31, 2005

	(unaudited)
ASSETS
Commercial real estate properties, at cost:
Land	$428,357	$430,064
Buildings and improvements	2,886,834	2,823,020
Developments in progress:
Land	127,309	123,761
Development costs	137,138	99,570
Furniture, fixtures and equipment	13,208	12,738

	3,592,846	3,489,153
Less accumulated depreciation	(587,317)	(532,152)

Investments in real estate, net of accumulated depreciation	3,005,529	2,957,001
Properties and related assets held for sale, net of accumulated depreciation	68,795	194,297
Investments in real estate joint ventures	46,816	61,526
Investments in mortgage notes and notes receivable	169,784	174,612
Cash and cash equivalents	32,103	17,468
Tenant receivables	12,804	20,196
Investments in affiliate loans and joint ventures	59,435	59,324
Deferred rents receivable	147,000	138,990
Prepaid expenses and other assets	88,982	109,381
Deferred leasing and loan costs, net of accumulated amortization	81,308	78,411

Total Assets	$3,712,556	$3,811,206

LIABILITIES
Mortgage notes payable	$464,110	$541,382
Mortgage notes payable and other liabilities associated with properties held for sale	63,839	84,572
Unsecured credit facility	92,000	419,000
Senior unsecured notes	1,254,932	980,085
Accrued expenses and other liabilities	118,888	120,994
Deferred revenues and tenant security deposits	70,349	75,903
Dividends and distributions payable	36,582	36,398

Total Liabilities	2,100,700	2,258,334

Minority partners’ interests in consolidated partnerships	263,475	217,705
Preferred unit interest in the operating partnership	1,200	1,200
Limited partners’ minority interest in the operating partnership	34,800	33,498

	299,475	252,403

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par value, 25,000,000 shares authorized	—	—
Common Stock, $.01 par value, 200,000,000 shares authorized 83,217,550 and 82,995,931 shares issued and outstanding, respectively	832	830
Accumulated other comprehensive income	2,186	1,819
Treasury Stock, 3,318,600 shares	(68,492)	(68,492)
Retained earnings	63,002	56,868
Additional paid in capital	1,314,853	1,309,444

Total Stockholders’ Equity	1,312,381	1,300,469

Total Liabilities and Stockholders’ Equity	$3,712,556	$3,811,206

(see accompanying notes to financial statements)

Back to Contents

RECKSON ASSOCIATES REALTY CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except per share and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

PROPERTY OPERATING REVENUES:
Base rents	$128,575	$118,048	$244,660	$230,458
Tenant escalations and reimbursements	19,235	17,324	38,303	35,102

Total property operating revenues	147,810	135,372	282,963	265,560

OPERATING EXPENSES:
Property operating expenses	56,974	51,216	117,209	103,956
Marketing, general and administrative	9,475	8,241	18,957	16,236
Depreciation and amortization	36,047	31,219	68,883	59,638

Total operating expenses	102,496	90,676	205,049	179,830

Operating income	45,314	44,696	77,914	85,730

NON-OPERATING INCOME AND EXPENSES:
Gains on sales of real estate	—	—	35,393	—
Interest income on mortgage notes and notes receivable (including $1,126, $418, $2,248 and $1,269, respectively from related parties)	5,502	3,333	11,001	5,780
Investment income and other	2,329	454	14,406	1,134
Interest:
Expense	(27,216)	(27,259)	(55,205)	(50,825)
Amortization of deferred financing costs	(1,017)	(1,068)	(2,139)	(2,059)
Long-term incentive compensation expense	(2,232)	—	(5,855)	—

Total non-operating income and expenses	(22,634)	(24,540)	(2,399)	(45,970)

Income before minority interests, equity in earnings of real estate joint ventures and discontinued operations	22,680	20,156	75,515	39,760
Minority partners’ interests in consolidated partnerships	(3,850)	(3,848)	(7,946)	(7,628)
Limited partners’ minority interest in the operating partnership	(693)	(626)	(2,242)	(1,317)
Equity in earnings of real estate joint ventures	1,815	83	2,211	234

Income before discontinued operations	19,952	15,765	67,538	31,049
Discontinued operations (net of minority interests):
Income (loss) from discontinued operations	(51)	1,826	819	3,896
Gains on sales of real estate	—	175	9,286	175

Net income	$19,901	$17,766	$77,643	$35,120

Basic net income per weighted average common share:
Common	$.24	$.20	$.40	$.38
Gains on sales of real estate	—	—	.41	—
Discontinued operations	—	.02	.12	.05

Basic net income per common share	$.24	$.22	$.93	$.43

Diluted net income per weighted average common share	$.24	$.22	$.93	$.43

Basic weighted average common shares outstanding	83,211,760	81,882,157	83,140,318	81,493,293
Diluted weighted average common shares outstanding	83,708,996	82,290,396	83,646,938	81,907,844

(see accompanying notes to financial statements)

Back to Contents

RECKSON ASSOCIATES REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$77,643	$35,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	72,089	65,579
Minority partners’ interests in consolidated partnerships	7,946	7,628
Limited partners’ minority interest in the operating partnership	2,572	1,494
Gains on sales of real estate	(44,982)	(181)
Sale of option to acquire joint venture interest	(9,016)	—
Undistributed earnings from real estate joint ventures	(1,870)	(205)
Changes in operating assets and liabilities:
Deferred rents receivable	(7,957)	(17,444)
Prepaid expenses and other assets	12,811	11,455
Tenant receivables	7,419	(1,013)
Accrued expenses and other liabilities	(13,724)	(4,399)
Tenant security deposits	(4,016)	6,749

Net cash provided by operating activities	98,915	104,783

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Purchases of commercial real estate properties	—	(547,823)
Additions to Note Receivable Investments	(14,687)	(50,219)
Repayments of Notes Receivable Investments	16,990	2,952
Additions to developments in progress	(30,780)	(22,590)
Additions to commercial real estate properties	(29,540)	(30,491)
Payment of deferred leasing costs	(10,538)	(9,108)
Investments in real estate joint ventures	—	(6,223)
Distributions from unconsolidated real estate joint ventures	3,270	—
Additions to furniture, fixtures and equipment	(241)	(606)
Proceeds from sale of option to acquire joint venture interest	9,016	—
Proceeds from sales of real estate	182,978	1,285
Increase in contract and land deposits and pre-acquisition costs	(326)	(5,221)

Net cash provided by (used in) investing activities	126,142	(668,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on secured borrowings	(77,437)	(5,742)
Proceeds from issuance of senior unsecured notes, net of issuance costs	272,819	281,750
Payment of loan and equity issuance costs	(512)	(1,683)
Proceeds from unsecured credit facility	44,000	182,000
Principal payments on unsecured credit facility	(371,000)	(289,500)
Proceeds from unsecured bridge facility	—	470,000
Proceeds from unsecured term loan	250,000	—
Principal payments on unsecured term loan	(250,000)	—
Proceeds from issuance of common stock, net of issuance costs, and exercise of stock options	2,279	3,369
Contributions by minority partners in consolidated partnerships	1,798	—
Distributions to minority partners in consolidated partnerships	(8,474)	(5,629)
Distributions to limited partners in the operating partnership	(2,481)	(3,173)
Dividends to common shareholders	(71,414)	(69,596)

Net cash (used in) provided by financing activities	(210,422)	561,796

Net increase (decrease) in cash and cash equivalents	14,635	(1,465)
Cash and cash equivalents at beginning of period	17,468	25,137

Cash and cash equivalents at end of period	$32,103	$23,672

(see accompanying notes to financial statements)

Back to Contents

RECKSON ASSOCIATES REALTY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

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

The Company was incorporated in Maryland in September 1994. In June 1995, the Company completed an initial public offering (the “IPO”) and commenced operations. On August 3, 2006, we entered into an Agreement and Plan of Merger with SL Green Realty Corp. (See Note 13).

The Company became the sole general partner of Reckson Operating Partnership, L.P. (the “Operating Partnership”) by contributing substantially all of the net proceeds of the IPO in exchange for an approximate 73% interest in the Operating Partnership. The remaining 27% interest in the Operating Partnership was owned primarily by investors who contributed properties or interests in properties to the Operating Partnership in exchange for common units of limited partnership interest in the Operating Partnership (“OP Units”). Since the IPO the Company has completed numerous equity transactions and contributed any net proceeds received to the Operating Partnership, thereby increasing its general partnership interest. The Company’s ownership percentage in the Operating Partnership was approximately 96.6% and 96.8% at June 30, 2006 and 2005, respectively. All properties acquired by the Company are held by or through the Operating Partnership.

2. BASIS OF PRESENTATION

The accompanying interim unaudited financial statements have been prepared by the Company’s management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate so as not to make the information presented misleading. The unaudited financial statements at June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.

The accompanying consolidated financial statements include the consolidated financial position of the Company, the Operating Partnership and the Service Companies (as defined below) at June 30, 2006 and December 31, 2005 and the consolidated results of their operations for the three and six month periods ended June 30, 2006 and 2005, respectively, and their cash flows for the six months ended June 30, 2006 and 2005, respectively. The Operating Partnership’s investments in majority owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners’ interest. The Operating Partnership’s investments in real estate joint ventures, where it owns less than a controlling interest, are reflected in the accompanying financial statements on the equity method of accounting. The Service Companies, which provide management, development and construction services to the Company, the Operating Partnership and to third parties include Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Minority partners’ interests in consolidated partnerships represent a 49% non-affiliated interest in RT Tri-State LLC, owner of a six property suburban office portfolio located within the New York Tri-State Markets, a 40% non-affiliated interest in Omni Partners, L.P., owner of a 579,000 square foot suburban office property (the “Omni Property”), and a 49% non-affiliated interest in Metropolitan 919 3rd Avenue, LLC, owner of the property located at 919 Third Avenue, New York, NY. Limited partners’ minority interests in the Operating Partnership was approximately 3.4% and 3.2% at June 30, 2006 and 2005, respectively.

At June 30, 2006, the Operating Partnership’s investments in unconsolidated real estate joint ventures consisted of a 30% interest in the 1.4 million square foot Class A office tower located at One Court Square, Long Island City, NY (the “Court Square JV”), a 25% interest in Reckson Australia Operating Company LLC, owner of a 20 suburban office property portfolio, located within the New York Tri-State Markets, containing approximately 2.8 million square feet (the “Australian JV”) and an approximate 5% indirect ownership interest in a 550,000 square foot office condominium in a Class A office tower located at 1166 Avenue of the Americas in New York, NY.

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

Depreciation is computed utilizing the straight-line method over the estimated useful lives of ten to thirty years for buildings and improvements and five to ten years for furniture, fixtures and equipment. Tenant improvements, which are included in buildings and improvements, are amortized on a straight-line basis over the term of the related leases. Depreciation expense for each of the three and six month periods ended June 30, 2006 and 2005 amounted to approximately $23.7 million, $47.1 million, $22.5 million and $43.3 million, respectively.

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

Long Lived Assets

We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties and other investments. An investment’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the investment is less than the carrying value of the investment. Such assessments consider factors such as cash flows, expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred it will be measured as the excess of the carrying amount of the property over the fair value of the property. These assessments have a direct impact on our net income, as a recognition of an impairment results in an immediate negative adjustment to net income. In determining impairment, if any, we have followed FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“Statement No. 144”). Statement No. 144 did not have an impact on net income. Statement No. 144 only impacts the presentation of the results of operations and gains on sales of real estate assets for those properties sold during the period within the consolidated statements of income.

Back to Contents

Cash Equivalents

We consider highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Tenants’ lease security deposits aggregating approximately $8.5 million and $5.5 million at June 30, 2006 and December 31, 2005, respectively, have been included in cash and cash equivalents on the accompanying balance sheets.

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

We incurred approximately $175,000 and $445,000 and $253,000 and $645,000 of bad debt expense and related costs related to tenant receivables during the three and six month periods ended June 30, 2006 and 2005, respectively, which accordingly reduced our total revenues and reported net income during those periods.

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

Back to Contents

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

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which explains how to identify variable interest entities (“VIEs”) and how to assess whether to consolidate such entities. VIEs are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs which we are involved with must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. The initial determination of whether an entity qualifies as a VIE shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date of a triggering event, as defined. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. In December 2003, the FASB issued FIN 46R, deferring the effective date until the period ended March 31, 2004 for interests held by public companies in VIEs created before February 1, 2003, which were non-special purpose entities. We adopted FIN 46R during the period ended March 31, 2004 and have determined that our unconsolidated subsidiaries do not represent VIEs pursuant to such interpretation. We will continue to monitor any changes in circumstances relating to certain of our consolidated and unconsolidated joint ventures which could result in a change in our consolidation policy.

Current pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. De-recognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for de-recognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We are currently evaluating FIN 48 and have not yet determined the impact the adoption will have on our consolidated financial statements.

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

Back to Contents

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

3. MORTGAGE NOTES PAYABLE

On January 6, 2006, we sold two of our suburban office properties: 6800 and 6900 Jericho Turnpike, Jericho, NY to the Australian JV, subject to their mortgage debt of approximately $20.1 million. The Australian JV subsequently pre-paid the mortgage notes with proceeds from a new mortgage financing transaction.

Pursuant to the terms of the mortgage note encumbering the property located at 1350 Avenue of the Americas in New York, NY, the note was prepayable, without penalty, subsequent to March 31, 2006. On March 31, 2006, we satisfied the note and unencumbered the property by repaying the outstanding balance of approximately $71.9 million with proceeds received from property sales and cash-on-hand.

At June 30, 2006, we had 12 fixed rate mortgage notes payable with an aggregate outstanding principal amount of approximately $527.5 million. These mortgage notes are secured by properties with an aggregate cost basis at June 30, 2006 of approximately $1.1 billion and which are pledged as collateral against the mortgage notes payable. In addition, approximately $41.0 million of the $527.5 million is recourse to the Company. The mortgage notes bear interest at rates ranging from 5.20% to 8.50%, and mature between 2006 and 2015. The weighted average interest rate on the outstanding mortgage notes payable at June 30, 2006 was approximately 7.1%.

Certain of the mortgage notes payable are guaranteed by the Company and/or certain limited partners in the Operating Partnership. In addition, consistent with customary practices in non-recourse lending, certain non-recourse mortgages may be recourse to the Company under certain limited circumstances including environmental issues and breaches of material representations.

Back to Contents

The following table sets forth our mortgage notes payable at June 30, 2006, by scheduled maturity date (dollars in thousands):

Property			Principal Amount Outstanding	Interest Rate	Maturity Date	Amortization Term (Years)

Landmark Square, Stamford, CT	(a	)	$40,973	8.02%	October, 2006	25
100 Summit Lake Drive, Valhalla, NY			13,699	8.50%	April, 2007	15
333 Earle Ovington Blvd., Mitchel Field, NY	(b	)	50,011	7.72%	August, 2007	25
810 Seventh Avenue, NY, NY	(c	)	76,902	7.73%	August, 2009	25
275 Broadhollow Road, Melville, NY	(c	)	14,966	7.73%	August, 2009	25
90 Merrick Avenue, East Meadow, NY	(c	)	18,359	7.73%	August, 2009	25
580 White Plains Road, Tarrytown, NY	(d	)	11,876	7.86%	September, 2010	25
520 Broadhollow Road, Melville, NY	(e	)	11,869	5.20%	October, 2010	Interest Only
50 Marcus Avenue, Melville, NY	(e	)	28,277	5.20%	October, 2010	Interest Only
1660 Walt Whitman Road, Melville, NY	(e	)	11,386	5.20%	October, 2010	Interest Only
919 Third Avenue, NY, NY	(f	)	236,675	6.87%	July, 2011	30
711 Westchester Avenue, White Plains, NY			12,525	5.36%	January, 2015	30 (g)

Total / Weighted average			$527,518	7.09%

(a)	Encompasses six Class A office properties.
(b)	At June 30, 2006, we had a 60% general partnership interest in this property and our proportionate share of the aggregate principal amount of the mortgage was approximately $30.0 million.
(c)	These mortgages are cross-collateralized.
(d)	The property subject to this mortgage is contracted to be sold to the Australian JV in October 2006.
(e)	These mortgages are cross-collateralized by properties that are contracted to be sold, subject to the mortgages, to the Australian JV in October 2006.
(f)	We have a 51% membership interest in this property and our proportionate share of the aggregate principal amount of the mortgage is approximately $120.7 million.
(g)	This mortgage note is interest only through January 2007 and then amortizes over a 30-year period.

Scheduled principal repayments to be made during the next five years and thereafter, for mortgage notes payable outstanding at June 30, 2006, are as follows (in thousands):

	Principal Amortization	Due at Maturity	Total

2006	$5,229	$40,402	$45,631
2007	8,406	60,642	69,048
2008	7,370	—	7,370
2009	6,774	100,254	107,028
2010	4,665	62,105	66,770
Thereafter	3,236	228,435	231,671

	$35,680	$491,838	$527,518

At June 30, 2006, our unconsolidated joint ventures had total indebtedness of approximately $838.3 million, which was comprised of $30.5 million of floating rate unsecured debt and approximately $807.8 million of fixed rate mortgage indebtedness with a weighted average interest rate of approximately 5.4% and a weighted average maturity of approximately 9.2 years. Our aggregate pro-rata share of the unconsolidated joint venture debt was approximately $180.8 million.

4. SENIOR UNSECURED NOTES

During March 2006, the Operating Partnership issued $275.0 million aggregate principal amount of ten-year 6.00% senior unsecured notes. Interest on the notes will be payable semi-annually on May 15 and November 15, commencing May 15, 2006. Prior to the issuance of these notes, we entered into an anticipatory interest rate hedge instrument to protect ourselves against potentially rising interest rates. At the time the notes were issued, this instrument was settled and we received a net benefit of approximately $490,000. Such benefit has been recorded to OCI and is being amortized as a yield adjustment to the fixed rate notes. The net proceeds from the offering, after the underwriter’s discounts and expenses, were approximately $272.5 million and were used for the repayment of amounts outstanding under our term loan. (See Note 5)

Back to Contents

At June 30, 2006, the Operating Partnership had outstanding approximately $1.25 billion (net of unamortized issuance discounts) of senior unsecured notes (the “Senior Unsecured Notes”). The following table sets forth the Operating Partnership’s Senior Unsecured Notes and other related disclosures by scheduled maturity date (dollars in thousands):

Issuance	Face Amount	Coupon Rate	Term (in Years)	Maturity

June 17, 2002	$50,000	6.00%	5	June 15, 2007
August 27, 1997	150,000	7.20%	10	August 28, 2007
March 26, 1999	200,000	7.75%	10	March 15, 2009
January 22, 2004	150,000	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	275,000	6.00%	10	March 31, 2016
June 27, 2005	287,500	4.00%	20	June 15, 2025 (a)

	$1,262,500

(a)

Exchangable senior debentures which are callable after June 17, 2010 at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions (including the Merger as discussed in Note 13).

Interest on the Senior Unsecured Notes is payable semiannually with principal and unpaid interest due on the scheduled maturity dates. In addition, certain of the Senior Unsecured Notes were issued at discounts aggregating approximately $8.6 million. Such discounts are being amortized to interest expense over the term of the Senior Unsecured Notes to which they relate. Through June 30, 2006, approximately $1.1 million of the aggregate discounts have been amortized.

5. UNSECURED CREDIT FACILITY AND TERM LOAN

We currently maintain our $500 million Credit Facility with JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp, North America, Inc. and Wachovia Bank, National Association as co-documentation agents. The Credit Facility matures in August 2008, provides for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, for an increase to the maximum revolving credit amount to $750 million. The Credit Facility has a competitive bid feature, which allows us to solicit bids from lenders under the Credit Facility to borrow up to 50% of the maximum revolving credit amount at interest rates less than the current LIBOR plus 80 basis point spread. In addition, the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership’s senior unsecured credit ratings, the interest rates and facility fee are subject to change. At June 30, 2006, the outstanding borrowings under the Credit Facility aggregated $92.0 million and carried a weighted average interest rate of 5.86% per annum.

We utilize the Credit Facility primarily to finance real estate investments, fund our real estate development activities and for working capital purposes. At June 30, 2006, we had availability under the Credit Facility to borrow approximately an additional $407.9 million, subject to compliance with certain financial covenants. Such amount is net of approximately $100,000 in an outstanding undrawn standby letter of credit, which is issued under the Credit Facility.

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

6. COMMERCIAL REAL ESTATE INVESTMENTS

In May 2005, we acquired a 1.4 million square foot, 50-story, Class A office tower located at One Court Square, Long Island City, NY. On November 30, 2005, we sold a 70% joint venture interest in One Court Square to certain institutional funds advised by JPMorgan Investment Management (the “JPM Investor”). The operating agreement of the Court Square JV requires approvals from members on certain decisions including annual budgets, sale of the property, refinancing of the property’s mortgage debt and material renovations to the property. In addition, after September 20, 2009 the members each have the right to recommend the sale of the property, subject to the terms of the mortgage debt, and to dissolve the Court Square JV. We have evaluated the impact of FIN 46R on our accounting for the Court Square JV and have concluded that the Court Square JV is not a VIE. We account for the Court Square JV under the equity method of accounting. We have also evaluated and determined that under Issue 04-5 the JPM Investor has substantive participating rights in the ordinary course of the Court Square JV’s business. In accordance with the equity method of accounting, our proportionate share of the Court Square JV income was approximately $67,400 and $110,000 for the three and six months ended June 30, 2006, respectively.

Back to Contents

On May 26, 2005, we entered into a contract to sell approximately 60 acres of land located in Chatham Township, NJ. The sale was contingent upon due diligence, environmental assessment, final re-zoning and other customary approvals. During July 2006, the contract was terminated.

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

As the managing member of the Australian JV, LPT REIT has the sole responsibility for managing its business and affairs on a day-to-day basis, other than with respect to certain identified “major decisions,” including but not limited to a merger or consolidation involving the Australian JV, a disposition of all or substantially all of its assets, or the liquidation or dissolution of the Australian JV. Such major decisions require the prior written consent of a majority of the non-managing members. As a result of the foregoing, we are accounting for our 25% non-managing member interest in the Australian JV under the equity method of accounting. In accordance with the equity method of accounting, our proportionate share of the Australian JV’s income was approximately $1.6 million and $1.9 million for the three and six months ended June 30, 2006, respectively.

On January 6, 2006, Reckson LPT completed the second Tranche of this transaction (“Tranche II”) whereby the Australian JV acquired three of our suburban office properties: 6800 and 6900 Jericho Turnpike, Syosset, NY and 710 Bridgeport Avenue, Shelton, CT, (the “Tranche II Properties”) aggregating approximately 761,000 square feet for approximately $84.6 million, including the assignment of approximately $20.1 million of mortgage debt. As a result, gains on sales of real estate related to Tranche II is approximately $34.3 million, net of limited partners’ minority interest. Approximately $25.1 million of sales proceeds was used to establish an escrow account for the purpose of a future Section 1031 Exchange. During May 2006, we terminated the Section 1031 Exchange and received the sales proceeds previously held by the qualified intermediary, including accrued interest. Such proceeds were used to repay outstanding borrowings under our Credit Facility. The balance of the cash proceeds, received at the time of the sale was used to fund our development activities and for general corporate purposes. For federal income tax purposes, we recognized a tax gain of approximately $26.7 million. We do not anticipate that such tax gain will require us to distribute more than our regular quarterly distribution in order to satisfy the distribution requirements necessary to qualify as a REIT.

Back to Contents

The Tranche III closing (“Tranche III”), consisting of five of our suburban office properties valued at approximately $111.8 million, is scheduled to close in October 2006 and will include the assumption by the Australian JV of approximately $51.5 million of existing mortgage debt. It is anticipated that the Australian JV will pre-pay such mortgage debt in connection with the Tranche III closing. The Tranche III closing is subject to customary closing conditions and the “Tranche III Properties” consist of: 520 Broadhollow Road, 50 Marcus Avenue, 1660 Walt Whitman Road, all of which are located in Melville, NY, 580 White Plains Road, Tarrytown, NY and 300 Executive Park Drive, West Orange, NJ.

Our Service Companies provide asset management, property management, leasing, construction and other services to the Australian JV. Affiliates of ours are entitled to transaction fees and ongoing fees for providing services to the Australian JV. During January 2006, in connection with the Tranche II closing we earned and received approximately $819,000 in transaction related fees. Also, during the three and six months ended June 30, 2006 we earned and received approximately $1.5 million and $2.4 million, respectively of ongoing service related fees. Such amounts are included in investment income and other on our consolidated statements of income. In addition, we also formed Reckson Australia Management Limited (“RAML”), a wholly owned subsidiary, that will manage Reckson LPT and serve as its “Responsible Entity”. The Responsible Entity will be managed by a six member board that includes three independent directors domiciled in Australia and three of the Company’s executive officers. To address and mitigate any potential conflicts of interest with Reckson LPT or its affiliates the Company has adopted the following policies: (i) all transactions between the Company and Reckson LPT or its affiliates shall require the approval of a majority of the independent directors of both the Company and Reckson LPT, (ii) executive officers and directors of the Company are prohibited from owning equity in Reckson LPT, and (iii) the adoption of an express policy which mandates that property services and leasing decisions shall be made without regard to the Company’s percentage ownership of any property.

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

In connection with the mortgage indebtedness securing nine of the Tranche I properties, which were transferred to the Australian JV on September 21, 2005, and three of the Tranche III properties scheduled to be transferred to the Australian JV during October 2006, we have guaranteed to the lender certain customary non-recourse carve-outs, as well as certain obligations relating to the potential termination of a number of leases at four of these properties. We have also guaranteed to the lender certain capital requirements related to these properties. We will be relieved of the customary non-recourse carve-outs and capital requirements upon transfer of the respective properties to the Australian JV and the Australian JV meeting a net worth test of at least $100.0 million. We will be relieved of all but two of the lease related obligations upon transfer of the respective properties to the Australian JV and the Australian JV meeting a net worth test of at least $200.0 million. The Australian JV has agreed to indemnify us for any loss, cost or damage it may incur pursuant to our guaranty of these obligations. The Australian JV has met the $100.0 million net worth threshold and there remain approximately $18 million of aggregate guarantees outstanding.

In accordance with FASB Statement No. 144, the assets and liabilities of the properties transferred and to be transferred, excluding the option properties, to the Australian JV are classified as held for sale on our consolidated balance sheets, for all periods presented.

During September 2005, we entered into a letter of intent with an entity owned by the owner of the New York Islanders professional hockey team to enter into a 50 / 50 joint venture to potentially develop over five million square feet of office, residential, retail and hotel space located on 77 acres in the Mitchel Field, Long Island sub-market in and around Nassau County’s Veterans Memorial Coliseum where we are currently the largest owner of office properties. In March 2006, the joint venture was selected by the County Executive for the development of the 77 acre site. In May 2006, the County Executive and the joint venture entered into a memorandum of understanding for the development of the site. The development remains subject to certain conditions and governmental approvals, including legislative, zoning and other customary approvals. In addition, there can be no assurances that we will enter into the aforementioned joint venture, that all applicable conditions will be satisfied or that all required approvals can be obtained.

Back to Contents

On March 7, 2006, we sold our 354,000 square foot office building in Orlando, Florida for aggregate consideration of approximately $70.0 million which resulted in a gain of approximately $9.3 million, net of limited partners’ minority interest. Such gain is reflected as a component of discontinued operations on our consolidated statements of income. This non-core real estate holding was acquired in May 1999 in connection with our initial New York City portfolio acquisition. Net proceeds from the sale were used to establish an escrow account with a qualified intermediary for a future Section 1031 Exchange. During May 2006 we terminated the Section 1031 Exchange and received the sales proceeds previously held by the qualified intermediary, including accrued interest. Such proceeds were used to repay outstanding borrowings under our Credit Facility. For federal income tax purposes, we recognized a tax gain of approximately $5.2 million. We do not anticipate that such tax gain will require us to distribute more than our regular quarterly distribution in order to satisfy the distribution requirements necessary to qualify as a REIT.

On March 31, 2006, we sold a 161,000 square foot office building located in Westchester County for $35.3 million. Sales proceeds received were used for the repayment of the mortgage note encumbering the property located at 1350 Avenue of the Americas in New York, NY. This non-core real estate holding was acquired in December 2005 as part of a 14 office property portfolio acquisition.

On March 31, 2006, a group of institutional investors led by JPMorgan Investment Management, our joint venture partner in the Court Square JV and the property located at 919 Third Avenue, NY, purchased our option to acquire the existing minority partners’ 40% partnership interest in the Omni Property for net proceeds of approximately $9.0 million. Such proceeds have been included in investment income and other on our consolidated statements of income. In connection with this transaction, the original minority partner repaid to us approximately $22.1 million representing amounts due under a note receivable which was secured by their interest in the Omni Property. Such aggregate proceeds to us of approximately $31.2 million were used for the repayment of the mortgage note encumbering the property located at 1350 Avenue of the Americas in New York, NY.

As of June 30, 2006, we owned and operated 93 office properties (inclusive of twenty-six office properties owned through joint ventures) comprising approximately 19.3 million square feet and eight flex properties (inclusive of two flex properties owned through joint ventures) comprising approximately 863,000 square feet located in the New York Tri-State Markets.

We also own certain land parcels throughout our markets in the New York Tri-State Markets (the “Development Parcels”). During July 2005, we commenced the ground-up development on one of the Development Parcels of a 37,000 square foot Class A retail property located within our existing six building Landmark Square office park in Stamford, Connecticut. In August 2005, we recommenced the ground-up development of one of the Development Parcels of a 313,000 square foot Class A office building located within our existing three building office park located in Princeton, NJ. Further, one of the Development Parcels, aggregating approximately 4.1 acres, is classified as held for sale on our balance sheets and is expected to close during September 2006 for aggregate consideration of $2.0 million. Excluding the foregoing, at June 30, 2006 our inventory of Development Parcels aggregated approximately 305 acres of land in 9 separate parcels in which we had invested approximately $124.3 million.

Management has made subjective assessments as to the value and recoverability of our investments in the Development Parcels based on current and proposed development plans, market comparable land values and alternative use values. Based on these assessments, we believe there is no impairment to the carrying value of the Development Parcels.

Discontinued Operations

At June 30, 2006, we had identified five of our operating properties and one parcel of land as held for sale in accordance with Statement No. 144. We have classified the assets and liabilities for these properties and parcel of land at June 30, 2006 and December 31, 2005 on our consolidated balance sheets as held for sale. In addition, where we will not have a continuing interest in their operations, we have classified their results of operations, for all periods presented, as discontinued operations on our consolidated statements of income.

In addition, during 2006 we sold two of our operating properties. We have classified the assets and liabilities for these properties at December 31, 2005 on our consolidated balance sheet as held for sale. In addition, we have classified their results of operations, for all periods presented, and gains from their sales, as discontinued operations on our consolidated statements of income.

Back to Contents

The following table sets forth those assets and liabilities classified on our balances sheets as held for sale (in thousands):

	June 30, 2006		December 31, 2005

	Assets	Liabilities	Assets	Liabilities

Properties held for sale at June 30, 2006:
The Australian JV Tranche III Properties	$67,646	$63,839	$66,558	$64,015
Land parcel located in Long Island, New York	1,149	—	1,123	—
Properties sold during 2006:
The Australian JV Tranche II Properties	—	—	35,182	20,311
One operating property located in Westchester County, New York	—	—	31,977	190
One Orlando Centre located in Orlando, Florida	—	—	59,457	56

Totals	$68,795	$63,839	$194,297	$84,572

The following table sets forth the income (loss) from discontinued operations and the related net gains on sales of real estate for those properties sold during the respective periods presented (in thousands and net of minority and limited partners interests):

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Income (loss) from discontinued operations:
310 / 333 East Shore Road, Great Neck, New York	$—	$171	$—	$267
48 Harbor Park Drive, Port Washington, New York	—	71	—	134
100 Wall Street, New York, New York	—	1,270	—	2,834
One Orlando Centre located in Orlando, Florida	(30)	314	375	661
One operating property located in Westchester County, New York	(21)	—	444	—

Total income (loss) from discontinued operations	(51)	1,826	819	3,896

Gains on sales of real estate:
One Orlando Centre located in Orlando, Florida	—	—	9,286	—
Land parcel located in Long Island, New York	—	175	—	175

Total discontinued operations	$(51)	$2,001	$10,105	$4,071

Note Receivable Investments

At June 30, 2006, we had invested approximately $93.4 million in mezzanine loans and approximately $70.9 million in other loan investments (collectively, the “Note Receivable Investments”). In general these investments are secured by a pledge of either a direct or indirect ownership interest in the underlying real estate or leasehold, a first mortgage, other guaranties, pledges and assurances.

The following table sets forth the terms of the mezzanine loans at June 30, 2006 (in thousands):

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
(b)

In addition to this mortgage loan, Reckson Construction and Development, LLC (“RCD”) entered into a development agreement with the owner of the property to perform certain predevelopment, development and / or other services with respect to the property. In exchange for its services, RCD will receive a development fee of $2.0 million which is payable in equal monthly installments over a two-year period which commenced during October 2005.

(c)	Junior mezzanine loan secured by interests in a 550,000 square foot condominium interest.

Back to Contents

In May 2005 we funded $55.3 million under an $85.0 million participating loan investment which is secured by an indirect interest in a 550,000 square foot condominium in a Class A office tower located at 1166 Avenue of the Americas, New York, NY. The loan accrues interest compounded at 9.0% and pays interest at an annual rate of 6.0% through March 2010, 8.5% thereafter through March 2015 and 11.0% thereafter through maturity in 2020. The loan is pre-payable only under certain circumstances and, in any case, not before 2009. Upon a capital event related to the indirect interest in the property which secures the loan, we are entitled to participate in 30% of the net proceeds derived from such capital event.

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

At June 30, 2006, we held one other note receivable, which aggregated $1.0 million and carried an interest rate of 10.50% per annum. This note receivable matures on January 31, 2010 and is secured in part by a minority partner’s preferred unit interest in the Operating Partnership.

The following table sets forth the terms of our other loan investments at June 30, 2006 (in thousands):

Property	Amount	Interest Rate	Funding	Maturity

NYC Class A office condominium interest	$55,250	9.00%	May, 2005	Dec., 2020
Flex property located in Nassau County, Long Island	14,188	15.29%	Mar., 2006	Apr., 2008
Other	1,000	10.50%	Oct., 2004	Jan., 2010
Other	500	5.35%	Dec., 2004	Dec., 2009

	$70,938

As of June 30, 2006, management has made subjective assessments as to the underlying security value on the Note Receivable Investments. Based on these assessments, we believe there is no impairment to their carrying value.

On July 27, 2006, we advanced $20.0 million under a loan agreement which is secured by certain pledges of project income and ownership interests and a personal guarantee of an affiliate of the borrower. This loan matures in August 2009, bears interest at 15% per annum (10% annual pay rate and 5% monthly compounded deferred rate). The loan is pre-payable at any time and with yield maintenance through August 1, 2007 if pre-paid prior to August 2007. This investment was funded through a borrowing under our Credit Facility.

7. STOCKHOLDERS' EQUITY

Basic net income per share on the Company’s common stock was calculated using the weighted average number of shares outstanding of 83,211,760 and 81,882,157 for the three months ended June 30, 2006 and 2005, respectively, and 83,140,318 and 81,493,293 for the six months ended June 30, 2006 and 2005, respectively.

Back to Contents

The following table sets forth our reconciliation of numerators and denominators of the basic and diluted net income per weighted average common share and the computation of basic and diluted net income per weighted average share for the Company’s common stock (in thousands except for earnings per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Numerator:
Income before discontinued operations	$19,952	$15,765	$67,538	$31,049
Discontinued operations (net of share applicable to limited partners and minority interests)	(51)	2,001	10,105	4,071

Numerator for basic and diluted earnings per common share	$19,901	$17,766	$77,643	$35,120

Denominator:
Denominator for basic earnings per share – weighted average common shares	83,212	81,882	83,140	81,493
Effect of dilutive securities:
Common stock equivalents	497	408	507	415

Denominator for diluted earnings per common share – adjusted
weighted average shares and assumed conversions	83,709	82,290	83,647	81,908

Basic earnings per weighted average common share:
Income from continuing operations	$.24	$.20	$.40	$.38
Gains on sales of real estate	—	—	.41	—
Discontinued operations	—	.02	.12	.05

Net income per common share	$.24	$.22	$.93	$.43

Diluted earnings per weighted average common share:
Income from continuing operations	$.24	$.20	$.40	$.38
Gains on sales of real estate	—	—	.41	—
Discontinued operations	—	.02	.12	.05

Net income per common share	$.24	$.22	$.93	$.43

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

A Class A OP Unit and a share of common stock have similar economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership. As of June 30, 2006, the Operating Partnership had issued and outstanding 1,546,133 Class A OP Units and 456,621 Class C OP Units. The Class A OP Units and the Company’s common stock currently receive a quarterly distribution of $0.4246 per unit/share. The Class C OP Units were issued in August 2003 in connection with the contribution of real property to the Operating Partnership and currently receive a quarterly distribution of $0.4664 per unit. Subject to certain holding periods, OP Units may either be redeemed for cash or, at the election of the Company, exchanged for shares of common stock on a one-for-one basis.

During June 2005, the Operating Partnership issued $287.5 million aggregate principal amount of 4.00% exchangeable senior debentures due June 15, 2025. The debentures were issued at 98% of par and are exchangeable for shares of common stock of the Company on or after June 15, 2024 at an initial exchange rate of 24.6124 common shares per $1,000 of principal amount of debentures. The debentures are also exchangeable: (i) if the market price of our common stock over a specified period of time is more than 125% of the exchange price per share then in effect; (ii) if the trading price of the debentures over a specified period of time is less than 98% of the product of the closing price of our shares multiplied by the applicable exchange rate; (iii) during a specified period of time, for any debentures that have been called for redemption; (iv) under certain circumstances, upon the occurrence of a distribution to holders of our shares of (a) rights to purchase our common stock at a price below the market price of our shares or (b) assets, debt securities or rights to purchase our securities or securities of the Operating Partnership that have a per share value exceeding 10% of the market price of our shares; (v) if our common stock is not listed on a national or regional securities exchange or quoted on NASDAQ for 30 consecutive trading days; or (vi) if the Operating Partnership or the Company is party to a consolidation, merger or binding share exchange pursuant to which all of the Company’s common stock would be exchanged for cash, securities or other property.

Back to Contents

The initial exchange price of $40.63 represents a premium of approximately 25% to the closing price of the Company’s common stock on the issuance date of $32.50 per share. If exchanged in accordance with their terms, the debentures will be settled in cash up to their principal amount and any remaining exchange value will be settled, at our option, in cash, the Company’s common stock or a combination thereof. In accordance with the exchange rate terms of the debentures the Company has reserved approximately 8.8 million shares of its authorized common stock, $.01 par value, for potential future issuance upon the exchange of the debentures. Such amount is based on an exchange rate of 30.7692 common shares per $1,000 of principal amount of debentures. Although we have reserved these shares pursuant to the exchange rate terms, we believe the issuance of our shares, if any, would be significantly less than 8.8 million shares. The debentures are guaranteed by the Company. We have the option to redeem the debentures beginning June 18, 2010 for the principal amount plus accrued and unpaid interest. Holders of the debentures have the right to require us to repurchase their debentures at 100% of the principal amount thereof plus accrued and unpaid interest on June 15, 2010, June 15, 2015 and June 15, 2020 or, in the event of certain change in control transactions (including the Merger as discussed in Note 13), prior to June 15, 2010.

The limited partners’ minority interest in the Operating Partnership (“Limited Partner Equity”), which is reflected on the accompanying balance sheets, is reported at an amount equal to the limited partners’ ownership percentage of the net equity of the Operating Partnership at the end of the reporting period. The Limited Partner Equity is adjusted at the end of the period to reflect the ownership percentages at that time. The Limited Partner Equity was approximately 3.4% and 3.2% at June 30, 2006 and 2005, respectively.

During the three month period ended June 30, 2006, certain limited partners in the Operating Partnership exchanged 12,224 OP Units for an equal number of shares of the Company’s common stock.

The Board of Directors of the Company initially authorized the purchase of up to 5.0 million shares of the Company’s common stock. Transactions conducted on the New York Stock Exchange have been, and will continue to be, effectuated in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. Since the Board’s initial authorization, the Company has purchased 3,318,600 shares of its common stock for an aggregate purchase price of approximately $71.3 million. In June 2006, the Board of Directors authorized the re-institution of the Company’s common stock repurchase program, which had been inactive since March 2003. Subject to the restrictive covenants contained in the Merger Agreement (see Note 13), the Company may repurchase up to an aggregate of 5.0 million shares of its common stock under the re-instituted plan.

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

In July 2002, as a result of certain provisions of the Sarbanes-Oxley Act of 2002, we discontinued the use of stock loans in our Long Term Incentive Programs (“LTIP”). In connection with LTIP grants made prior to the enactment of the Sarbanes-Oxley Act of 2002, we currently have stock loans outstanding to certain executive officers which were used to purchase 385,000 shares of our common stock. The stock loans were priced at the market prices of our common stock at the time of issuance, bear interest at the mid-term Applicable Federal Rate and are secured by the shares purchased. Such stock loans (including accrued interest) are scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon initial vesting periods ranging from seven to ten years. Such forgiveness is based on continued service and in part on the Company attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. As of June 30, 2006, there remains 139,000 shares of common stock subject to the original stock loans which are anticipated to vest between 2007 and 2011. Approximately $627,000 and $1.4 million and $573,000 and $1.1 million of compensation expense (inclusive of cash payments in respect of taxes payable by the borrower resulting from such forgiveness) was recorded for the three and six month periods ended June 30, 2006 and 2005, respectively, related to these loans. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

The outstanding stock loan balances due from executive officers aggregated approximately $2.9 million and $3.8 million at June 30, 2006 and December 31, 2005, respectively, and have been included as a reduction of additional paid in capital on the accompanying consolidated balance sheets. Other outstanding loans to executive and senior officers at June 30, 2006 and December 31, 2005 amounted to approximately $1.6 million and $2.5 million, respectively, and are included in investments in affiliate loans and joint ventures on the accompanying consolidated balance sheets and are primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

Back to Contents

In November 2002 and March 2003, an award of rights was granted to certain executive officers of the Company (the “2002 Rights” and “2003 Rights”, respectively, and collectively, the “Rights”). Each Right represents the right to receive, upon vesting, one share of common stock if shares are then available for grant under one of the Company’s stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights were earned on March 13, 2005 and vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the 2002 Rights. The 2002 Rights aggregate 62,835 shares of the Company’s common stock and the 2003 Rights aggregate 26,040 shares of common stock. As of June 30, 2006, there remains 15,709 shares of common stock reserved related to the 2002 Rights and 8,682 shares of common stock reserved related to the 2003 Rights. Approximately $120,000 and $240,000 and $120,000 and $224,000 of compensation expense was recorded for the three and six month periods ended June 30, 2006 and 2005, respectively, related to the Rights. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

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

Back to Contents

The terms of each award of LTIP Units are substantially similar to those of the core awards under the 2003 LTIP. The vesting, performance hurdles and timing for vesting remain unchanged. However, an LTIP Unit represents an equity interest in the Operating Partnership, rather than the Company. At issuance, the LTIP Unit has no value but may over time accrete to a value equal to (but never greater than) the value of one share of common stock of the Company (a “REIT Share”). Initially, LTIP Units will not have full parity with OP Units with respect to liquidating distributions. Upon the occurrence of certain “triggering events” (such as the issuance of additional OP Units by the Operating Partnership), the Operating Partnership will revalue its assets for the purpose of the capital accounts of its partners and any increase in valuation of the Operating Partnership’s assets from the date of the issuance of the LTIP Units through the “triggering event” will be allocated to the capital accounts of holders of LTIP Units until their capital accounts are equivalent to the capital accounts of holders of OP Units. If such equivalence is reached, LTIP Units would achieve full parity with OP Units for all purposes, and therefore accrete to an economic value equivalent to REIT Shares on a one-for-one basis. In addition, if such parity is reached, vested LTIP Units may only be converted into an equal number of OP Units after two years from the date of grant. However, in the absence of an increase in the value of the assets of the Operating Partnership and the occurrence of “triggering events”, such economic equivalence would not be reached. Until and unless such economic equivalence is reached, the value that the officers will realize for vested LTIP Units will be less than the value of an equal number of REIT Shares. In addition, LTIP Units are subject to specific performance related vesting requirements. In addition, unlike core awards under the 2003 LTIP (wherein dividends that accumulate are paid upon vesting), LTIP Units will receive the same quarterly distributions as OP Units on a current basis, thus providing full dividend equivalence with REIT Shares. Each LTIP Unit awarded is deemed equivalent to an award of one share of common stock reserved under one of the Company’s stock option plans, reducing availability for other equity awards on a one-for-one basis. At the scheduled March 2005 vesting date, the specified performance hurdles were met, and officers that received LTIP Units received a one-time cash payment that represented payment of the full vested amount of the accrued unpaid dividends under the core award of the 2003 LTIP through December 27, 2004, the issuance date of the LTIP Units. In addition, the officers, in the aggregate, vested in 104,167 LTIP Units. At the scheduled March 2006 vesting date, the specified performance hurdles were met and officers that received LTIP Units, in the aggregate, vested in 120,833 LTIP Units. On April 4, 2006 (the “Measurement Date”), as a result of the Company issuing 207,000 LTIP Units (discussed below) a “triggering event” occurred and the Company completed an analysis to determine the increase in the valuation, if any of the Operating Partnership’s assets from the issuance of 362,500 LTIP Units on December 27, 2004 through the Measurement Date and with respect to the issuance of 272,100 LTIP Units issued on March 11, 2005 through the Measurement Date. The results of the analysis indicated that a sufficient increase in value to the Operating Partnership’s assets was achieved. As a result the aforementioned LTIP Units achieved full parity with an OP Unit. In order to more closely replicate the terms of the core awards being rescinded, the Company also entered into agreements with three executive officers, which provide that in the event of a change of control the executive shall receive the equivalent value of one REIT Share for each LTIP Unit.

For each of the calendar years ended December 31, 2004 and 2005, following the recommendations of the Compensation Committee, eight senior and executive officers of the Company were awarded, in the aggregate, 272,100 LTIP Units and 207,000 LTIP Units, respectively, for outperformance and to continue to incentivize them for the long-term (the “Restricted Equity Awards”). Initially, the terms of the Restricted Equity Awards were generally consistent with the terms of the 2003 LTIP, including with respect to the impact upon vesting in the event of a change of control. On June 12, 2006, with respect to the 2005 Restricted Equity Awards, the vesting periods were extended so that they will vest over a four-year period in lieu of a two-year period, provided that the officer remains in continuous employment with the Company until such dates and the Company has achieved certain specified performance requirements during the year ending December 31, 2006. If the performance requirements are not met in 2006, the awards will become vested on any subsequent annual vesting date on which the performance requirements are met on a cumulative and compounded basis. In addition, with respect to the 2004 Restricted Equity Award to Scott Rechler, the Company’s Chief Executive Officer, was similarly extended provided that Mr. Rechler remains in continuous employment with the Company.

As a result of the foregoing, there remains 69,443 shares of common stock reserved for future issuance under the core award of the 2003 LTIP and 616,600 shares of common stock reserved for issuance with respect to the issuance of LTIP Units. With respect to the core award of the 2003 LTIP, the Company recorded approximately $305,000 and $610,000 of compensation expense for each of the three and six month periods ended June 30, 2006 and 2005, respectively. In addition, with respect to the LTIP Units and the Restricted Equity Awards, the Company recorded compensation expense of approximately $941,000 and $1.8 million and $822,000 and $1.3 million, respectively, for the three and six month periods ended June 30, 2006 and 2005. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income. Based on the terms of the 2003 LTIP, potential outcomes of the Special Outperformance Pool are estimated to range from $0, assuming the requisite four year cumulative performance measures are not met, to a maximum of approximately $35.7 million, assuming relative peer group performance measures are met and a cap of 15% cumulative and compounded return on common equity. As of June 30, 2006, we have accrued approximately $29.4 million of compensation expense with respect to the Special Outperformance Pool of which $2.2 million and $5.9 million was accrued during the three and six months ended June 30, 2006. This amount is calculated on the closing stock price of our common stock on June 30, 2006 and is based on management’s determination of the probability of requisite performance measures being met. The accrual represents approximately 82% of the total estimated Special Outperformance Pool reflecting the service period through June 30, 2006.

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

Back to Contents

8. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (IN THOUSANDS)

	Six Months Ended June 30,

	2006	2005

Cash paid during the period for interest	$59,908	$51,561

Interest capitalized during the period	$6,283	$4,611

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

The following table sets forth the components of our revenues and expenses and other related disclosures (in thousands):

	Three months ended

	June 30, 2006			June 30, 2005

	Core Portfolio	Other	Consolidated Totals	Core Portfolio	Other	Consolidated Totals

PROPERTY OPERATING REVENUES:
Base rents, tenant escalations and reimbursements	$147,810	$—	$147,810	$135,372	$—	$135,372

EXPENSES:
Property operating expenses	56,974	—	56,974	51,216	—	51,216
Marketing, general and administrative	4,667	4,808	9,475	4,180	4,061	8,241
Depreciation and amortization	35,457	590	36,047	30,860	359	31,219

Total operating expenses	97,098	5,398	102,496	86,256	4,420	90,676

Operating income (loss)	50,712	(5,398)	45,314	49,116	(4,420)	44,696

NON-OPERATING INCOME AND EXPENSES
Interest income, investment income and other	1,096	6,735	7,831	569	3,218	3,787
Interest:
Expense incurred	(6,226)	(20,990)	(27,216)	(14,167)	(13,092)	(27,259)
Amortization of deferred financing costs	(320)	(697)	(1,017)	(327)	(741)	(1,068)
Long-term incentive compensation expense	—	(2,232)	(2,232)	—	—	—

Total non-operating income and expenses	(5,450)	(17,184)	(22,634)	(13,925)	(10,615)	(24,540)

Income (loss) before minority interests, equity in earnings of real estate joint ventures and discontinued operations	$45,262	$(22,582)	$22,680	$35,191	$(15,035)	$20,156

Back to Contents

	Six Months Ended

	June 30, 2006			June 30, 2005

	Core Portfolio	Other	Consolidated Totals	Core Portfolio	Other	Consolidated Totals

PROPERTY OPERATING REVENUES:
Base rents, tenant escalations and reimbursements	$282,963	$—	$282,963	$265,560	$—	$265,560

EXPENSES:
Property operating expenses	117,209	—	117,209	103,956	—	103,956
Marketing, general and administrative	9,671	9,286	18,957	8,343	7,893	16,236
Depreciation and amortization	68,151	732	68,883	58,916	722	59,638

Total Operating Expenses	195,031	10,018	205,049	171,215	8,615	179,830

Operating Income (Loss)	87,932	(10,018)	77,914	94,345	(8,615)	85,730

NON-OPERATING INCOME AND EXPENSES
Gains on sales of real estate	35,393	—	35,393	—	—	—
Interest and investment income and other	2,069	23,338	25,407	1,033	5,881	6,914
Interest:
Expense incurred	(13,883)	(41,322)	(55,205)	(25,267)	(25,558)	(50,825)
Amortization of deferred financing costs	(772)	(1,367)	(2,139)	(588)	(1,471)	(2,059)
Long-term incentive compensation expense	—	(5,855)	(5,855)	—	—	—

Total Non-Operating Income and Expenses	22,807	(25,206)	(2,399)	(24,822)	(21,148)	(45,970)

Income (loss) before minority interests, equity in earnings of real estate joint ventures and discontinued operations	$110,739	$(35,224)	$75,515	$69,523	$(29,763)	$39,760

Total Assets	$3,332,263	$380,293	$3,712,556	$2,653,463	$1,159,701	$3,813,164

10. NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended June 30, 2006, certain limited partners in the Operating Partnership exchanged 12,224 OP Units for an equal number of shares of the Company’s common stock for total non cash consideration of approximately $493,000.

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

11. RELATED PARTY TRANSACTIONS

In connection with our IPO, we were granted an option to acquire the property located at 225 Broadhollow Road which is owned by certain Rechler family members including Scott H. Rechler, our CEO at a price based upon an agreed upon formula. Reckson Management Group, Inc. (“RMG”) currently leases approximately 26,000 square feet of office space at this property for its corporate offices at an annual base rent of approximately $809,000. During 2005, RMG exercised a termination option to terminate this lease on November 30, 2006 without penalty and in August 2006 will relocate its corporate headquarters to Reckson Plaza, a wholly owned property located in Uniondale, Long Island. During June 2006, we incurred approximately $211,000 of expense related to the repair of certain HVAC equipment at the 225 Broadhollow Road property. Such expenditure was approved by the independent members of the Company’s Board of Directors. RMG also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $81,000. In addition, commencing April 1, 2004, RCD has been leasing approximately 17,000 square feet of space at 225 Broadhollow Road, Melville, NY at an annual base rent of approximately $507,000, which is scheduled to terminate on September 30, 2006. RCD has sub-let the entire 17,000 square feet to a third party for approximately $35,000 per month through RCD’s September 2006 lease termination date. RCD will also relocate to Reckson Plaza.

Back to Contents

During the three and six month periods ended June 30, 2006 and 2005, RCD billed approximately $29,000 and $30,000 and $17,000 and $26,000, respectively, of market rate services and RMG billed approximately $80,000 and $153,000 and $71,000 and $142,000, respectively, of market rate management fees to certain properties owned by members of the Rechler family including Scott H. Rechler, our CEO.

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

A company affiliated with an independent director of the Company leases 15,566 square feet in a property owned by us at an annual base rent of approximately $430,000. Such lease expired on October 31, 2005. We are currently in the process of renewing the lease for approximately 8,000 square feet upon market terms through 2011. Such renewal is subject to approval by the other independent directors of the Company’s Board of Directors. In addition, since the lease’s expiration, the lessee has been operating consistent with terms of the expired lease.

The Company has a net investment of approximately $55.2 million in loans and REIT-qualified joint ventures with FrontLine Capital Group (“FrontLine”) and Reckson Strategic Venture Partners, LLC (“RSVP”), a real estate venture capital fund whose common equity is held indirectly by FrontLine (collectively, the “RSVP / FLCG Investments”). Frontline was formed by the Company in 1997. The net carrying value of the RSVP / FLCG Investments was reassessed with no change by management at June 30, 2006 and is included in investments in affiliate loans and joint ventures on our consolidated balance sheets.

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

In November 2004, a joint venture in which RSVP owns approximately 47% executed a binding agreement to contribute its Catskills, NY resort properties (excluding residentially zoned land) to Empire Resorts Inc. (NASDAQ: NYNY) (“Empire”) for consideration of 18.0 million shares of Empire’s common stock and the right to appoint five members of their Board of Directors. On December 29, 2005, the agreement was terminated and the joint venture received options to purchase approximately 5.2 million shares of common stock of Empire at a price of $7.50 per share. The options will be exercisable until December 29, 2006. On June 30, 2006, the closing price of a share of Empire’s common stock was $6.95 per share.

We have discontinued the accrual of interest income with respect to the loans from the Operating Partnership and our share of GAAP equity in earnings, if any, from the RSVP-controlled REIT-qualified joint ventures until such income is realized through cash distributions.

12. COMMITMENTS AND CONTINGENCIES

We had undrawn letters of credit outstanding against our Credit Facility of approximately $100,000 at June 30, 2006.

In connection with the mortgage indebtedness securing nine of the Tranche I properties, which were transferred to the Australian JV on September 21, 2005, and three of the Tranche III properties scheduled to be transferred to the Australian JV during October 2006, we have guaranteed to the lender certain customary non-recourse carve-outs, as well as certain obligations relating to the potential termination of a number of leases at four of these properties. We have also guaranteed to the lender certain capital requirements related to these properties. We will be relieved of the customary non-recourse carve-outs and capital requirements upon transfer of the respective properties to the Australian JV and the Australian JV meeting a net worth test of at least $100.0 million. We will be relieved of all but two of the lease related obligations upon transfer of the respective properties to the Australian JV and the Australian JV meeting a net worth test of at least $200.0 million. The Australian JV has agreed to indemnify us for any loss, cost or damage it may incur pursuant to our guaranty of these obligations. As of June 30, 2006, the Australian JV met the $100.0 million net worth threshold and there remain approximately $18 million of aggregate guarantees outstanding.

Back to Contents

13. SUBSEQUENT EVENTS

On August 3, 2006, the Company, the Operating Partnership, SL Green Realty Corp. (“Parent”), Wyoming Acquisition Corp. (“Purchaser”), Wyoming Acquisition GP LLC and Wyoming Acquisition Partnership LP entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, the Company will merge with and into Purchaser (the “Merger”), with Purchaser continuing after the Merger as the surviving entity. At the effective time of the Merger, each of the issued and outstanding shares of common stock of the Company will be converted into the right to receive (i) $31.68 in cash, and (ii) 0.10387 of a share of the common stock, par value $0.01 per share, of Parent (the “Merger Consideration”).

In addition, under the terms of the Merger Agreement, Wyoming Acquisition LP will merge with and into the Operating Partnership (the “Partnership Merger”), with the Operating Partnership continuing after the Partnership Merger as the surviving entity. At the effective time of the Partnership Merger, each common unit in the Operating Partnership will be converted into the right to receive the applicable amount of Merger Consideration, in respect of the number of shares of Reckson common stock issuable upon exchange of each such common unit in accordance with the Amended and Restated Agreement of Limited Partnership of the Operating Partnership as if such common units were converted or exchanged for an equal number of Reckson common shares immediately prior to the effective time of the Merger.

At the effective time of the Merger, any options which have not been exercised will be cancelled and holders will be paid the Merger Consideration in respect of such options; the exercise price of the options will first be deducted from the cash consideration and then second from the stock consideration, if necessary. All outstanding options are currently vested. Restricted stock whether or not vested, will be converted into the right to receive the Merger Consideration as if such restricted stock had vested immediately prior to the effective time of the Merger. Restricted stock units whether or not vested, and LTIP Units whether or not vested (other than certain LTIP Units held by Messrs. Rechler, Maturo and Barnett, the vesting and payment rights to which they are waiving pursuant to the Amendments described below) will be converted into the right to receive the Merger Consideration (on a one-for-one basis).

The Company has agreed to certain covenants, including, among others, subject to certain exceptions described in the Merger Agreement, an obligation not to initiate, solicit, encourage or facilitate (including by way of furnishing nonpublic information or assistance) any inquiries or the making of any proposal or other action that constitutes or may reasonably be expected to lead to any competing transaction (as defined in the Merger Agreement) or enter into discussions or negotiate with any person in furtherance of such inquiries or to obtain a competing transaction. Prior to the closing, the Company has agreed to operate its business in the ordinary course consistent with past practice and not to take certain actions specified in the Merger Agreement. The Company will be permitted to pay its regular quarterly dividends through the consummation of the Merger.

Consummation of the Merger is subject to customary conditions, including the approval of the Merger by the holders of the Company’s common stock, the registration of SL Green’s shares of common stock to be issued in the Merger, the listing of such shares on the New York Stock Exchange and the absence of any order, injunction or legal restraint or prohibition preventing the consummation of the Merger. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including (i) the accuracy of the representations and warranties of the other party (subject to the materiality standards contained in the Merger Agreement), (ii) compliance in all material respects of the other party with its covenants, (iii) the absence of a material adverse effect (as defined in the Merger Agreement) on the other party and (iv) the delivery of opinions with respect to each other’s status as a real estate investment trust.

The Merger Agreement contains certain termination rights for both the Company and SL Green and provides that, upon termination of the Merger Agreement under specified circumstances described in the Merger Agreement, the Company would be required to pay SL Green a termination fee of $99.8 million, and/or that the Company would be required to reimburse SL Green for its out-of-pocket costs and expenses up to $13.0 million.

The Merger Agreement contains representations and warranties that the parties have made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the contract between the parties, and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating its terms. Moreover, the representations and warranties are subject to a contractual standard of materiality that may be different from what may be viewed as material to shareholders, and the representations and warranties may have been intended not as statements of fact, but rather as a way of allocating risk among the parties.

In connection with the Merger, Scott Rechler, Michael Maturo, and Jason Barnett each entered into an Agreement to Amend their existing Employment and Noncompetition Agreement and Severance Agreement (the “Amendments”). Pursuant to the Amendments, each executive agreed to: (1) reduce the period of time he will be entitled to receive severance following a termination of employment in connection with a change in control from five years to three years, and to cap the cash severance he is entitled to receive under his existing severance agreement, (2) waive all rights to vesting and payment of certain outstanding long-term incentive awards, (3) further reduce the payments and benefits he is otherwise entitled to receive in connection with a change in control if the total amount of payments and benefits exceed his “safe harbor amount” under the Internal Revenue Code’s so-called “golden parachute rules” by 5% or less so that the total change in control-related payments and benefits paid or provided to him will not exceed his safe harbor amount, and (4) not compete with the Company in the acquisition, operation or management of any office real estate property in any of the submarkets in the borough of Manhattan, New York for the period commencing on August 3, 2006 through the earlier of August 3, 2007 or the six-month anniversary of the Closing. The parties also agreed to extend the terms of their existing Employment and Noncompetition Agreements and Severance Agreements through April 30, 2007. In addition, the Company agreed to assign certain existing split-dollar life insurance policies to the executives at their request in connection with a change in control of the Company.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements of Reckson Associates Realty Corp. (the “Company”) and related notes thereto.

The Company considers certain statements set forth herein to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Company’s expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the timing and success of acquisitions and the completion of development or redevelopment of properties, the financing of the Company’s operations, the ability to lease vacant space and the ability to renew or relet space under expiring leases, the Company’s announced transaction with SL Green Realty Corp., involve risks and uncertainties. Many of the forward-looking statements can be identified by the use of words such as “believes”, “may”, “expects”, “anticipates”, “intends” or similar expressions. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Company can give no assurance that its expectation will be achieved. Among those risks, trends and uncertainties are: the general economic climate, including the conditions affecting industries in which our principal tenants compete; changes in the supply of and demand for office in and around New York City and the surrounding tri-state markets (the “New York Tri-State Markets”); changes in interest rate levels; changes in the Company’s credit ratings; changes in the Company’s cost and access to capital; downturns in rental rate levels in our markets and our ability to lease or re-lease space in a timely manner at current or anticipated rental rate levels; the availability of financing to us or our tenants; the financial condition of our tenants; changes in operating costs, including utility, security, real estate tax and insurance costs; repayment of debt owed to the Company by third parties; risks associated with joint ventures; liability for uninsured losses or environmental matters; approval of the Company’s announced transaction with SL Green Realty Corp. by shareholders of the Company, and other risks associated with the development and acquisition of properties, including risks that development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. Consequently, such forward-looking statements should be regarded solely as reflections of the Company’s current operating and development plans and estimates. These plans and estimates are subject to revisions from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

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

We incurred approximately $175,000 and $445,000 and $253,000 and $645,000 of bad debt expense and related costs related to tenant receivables during the three and six month periods ended June 30, 2006 and 2005, respectively, which accordingly reduced our total revenues and reported net income during the period.

We record interest income on our investments in notes receivable on the accrual basis of accounting. We do not accrue interest on impaired loans where, in the judgment of management, collection of interest according to the contractual terms is considered doubtful.

Back to Contents

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

Long Lived Assets

We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties and other investments. An investment’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the investment is less than the carrying value of the investment. Such assessments consider factors such as cash flows, expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred it will be measured as the excess of the carrying amount of the property over the fair value of the property. These assessments have a direct impact on our net income, as the recognition of an impairment results in an immediate negative adjustment to net income. In determining impairment, if any, we have followed FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“Statement No. 144”). Statement No. 144 did not have an impact on net income. Statement No. 144 only impacts the presentation of the results of operations and gains on sales of real estate assets for those properties sold during the period within the consolidated statements of income.

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

Current pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. De-recognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for de-recognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We are currently evaluating FIN 48 and have not yet determined the impact the adoption will have on our consolidated financial statements.

Back to Contents

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

Overview and Background

The Company was incorporated in Maryland in September 1994. In June 1995, the Company completed an initial public offering (the “IPO”) and commenced operations. On August 3, 2006, we entered into an Agreement and Plan of Merger with SL Green Realty Corp., which agreement is further discussed below.

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

In connection with our IPO, we were granted an option to acquire the property located at 225 Broadhollow Road which is owned by certain Rechler family members including Scott H. Rechler, our CEO at a price based upon an agreed upon formula. Reckson Management Group, Inc. (“RMG”) currently leases approximately 26,000 square feet of office space at this property for its corporate offices at an annual base rent of approximately $809,000. During 2005, RMG exercised a termination option to terminate this lease on November 30, 2006 without penalty and in August 2006 will relocate its corporate headquarters to Reckson Plaza, a wholly owned property located in Uniondale, Long Island. During June 2006, we incurred approximately $211,000 of expense related to the repair of certain HVAC equipment at the 225 Broadhollow Road property. Such expenditure was approved by the independent members of the Board of Directors. RMG also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $81,000. In addition, commencing April 1, 2004, RCD has been leasing approximately 17,000 square feet of space at 225 Broadhollow Road, Melville, NY at an annual base rent of approximately $507,000, which is scheduled to terminate on September 30, 2006. RCD has sub-let the entire 17,000 square feet to a third party for approximately $35,000 per month through RCD’s September 2006 lease termination date. RCD will also relocate to Reckson Plaza.

During the three and six month periods ended June 30, 2006 and 2005, RCD billed approximately $29,000 and $30,000 and $17,000 and $26,000, respectively, of market rate services and RMG billed approximately $80,000 and $153,000 and $71,000 and $142,000, respectively, of market rate management fees to certain properties owned by members of the Rechler family including Scott H. Rechler, our CEO.

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

A company affiliated with an independent director of the Company leases 15,566 square feet in a property owned by us at an annual base rent of approximately $430,000. Such lease expired on October 31, 2005. We are currently in the process of renewing the lease for approximately 8,000 square feet upon market terms through 2011. Such renewal is subject to approval by the other independent directors of the Company’s Board of Directors. In addition, since the lease’s expiration, the lessee has been operating consistent with terms of the expired lease.

In May 2005, we acquired a 1.4 million square foot, 50-story, Class A office tower located at One Court Square, Long Island City, NY. On November 30, 2005, we sold a 70% joint venture interest in One Court Square to certain institutional funds advised by JPMorgan Investment Management (the “JPM Investor”). The operating agreement of the Court Square JV requires approvals from members on certain decisions including annual budgets, sale of the property, refinancing of the property’s mortgage debt and material renovations to the property. In addition, after September 20, 2009 the members each have the right to recommend the sale of the property, subject to the terms of the mortgage debt, and to dissolve the Court Square JV. We have evaluated the impact of FIN 46R on our accounting for the Court Square JV and have concluded that the Court Square JV is not a VIE. We account for the Court Square JV under the equity method of accounting. We have also evaluated and determined that under Issue 04-5 the JPM Investor has substantive participating rights in the ordinary course of the Court Square JV’s business. In accordance with the equity method of accounting, our proportionate share of the Court Square JV income was approximately $67,400 and $110,000 for the three and six months ended June 30, 2006, respectively.

On May 26, 2005, we entered into a contract to sell approximately 60 acres of land located in Chatham Township, NJ. The sale was contingent upon due diligence, environmental assessment, final re-zoning and other customary approvals. During July 2006, the contract was terminated.

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

Back to Contents

As the managing member of the Australian JV, LPT REIT has the sole responsibility for managing its business and affairs on a day-to-day basis, other than with respect to certain identified “major decisions,” including but not limited to a merger or consolidation involving the Australian JV, a disposition of all or substantially all of its assets, or the liquidation or dissolution of the Australian JV. Such major decisions require the prior written consent of a majority of the non-managing members. As a result of the foregoing, we are accounting for our 25% non-managing member interest in the Australian JV under the equity method of accounting. In accordance with the equity method of accounting, our proportionate share of the Australian JV’s income was approximately $1.6 million and $1.9 million for the three and six months ended June 30, 2006, respectively.

On January 6, 2006, Reckson LPT completed the second Tranche of this transaction (“Tranche II”) whereby the Australian JV acquired three of our suburban office properties: 6800 and 6900 Jericho Turnpike, Syosset, NY and 710 Bridgeport Avenue, Shelton, CT, (the “Tranche II Properties”) aggregating approximately 761,000 square feet for approximately $84.6 million, including the assignment of approximately $20.1 million of mortgage debt. As a result, gains on sales of real estate related to Tranche II is approximately $34.3 million, net of limited partners’ minority interest. Approximately $25.1 million of sales proceeds was used to establish an escrow account for the purpose of a future Section 1031 Exchange. During May 2006 we terminated the Section 1031 Exchange and received the sales proceeds previously held by the qualified intermediary, including accrued interest. Such proceeds were used to repay outstanding borrowings under our Credit Facility. The balance of the cash proceeds, received at the time of the sale was used to fund our development activities and for general corporate purposes. For federal income tax purposes we recognized a tax gain of approximately $26.7 million. We do not anticipate that such tax gain will require us to distribute more than our regular quarterly distribution in order to satisfy the distribution requirements necessary to qualify as a REIT.

The Tranche III closing (“Tranche III”), consisting of five of our suburban office properties valued at approximately $111.8 million, is scheduled to close in October 2006 and will include the assumption by the Australian JV of approximately $51.5 million of existing mortgage debt. It is anticipated that the Australian JV will pre-pay such mortgage debt in connection with the Tranche III closing. The Tranche III closing is subject to customary closing conditions and the “Tranche III Properties” consist of: 520 Broadhollow Road, 50 Marcus Avenue, 1660 Walt Whitman Road, all of which are located in Melville, NY, 580 White Plains Road, Tarrytown, NY and 300 Executive Park Drive, West Orange, NJ.

Our Service Companies provide asset management, property management, leasing, construction and other services to the Australian JV. Affiliates of ours are entitled to transaction fees and ongoing fees for providing services to the Australian JV. During January 2006, in connection with the Tranche II closing we earned and received approximately $819,000 in transaction related fees. Also, during the three and six months ended June 30, 2006 we earned and received approximately $1.5 million and $2.4 million, respectively of ongoing service related fees. Such amounts are included in investment income and other on our consolidated statements of income. In addition, we also formed Reckson Australia Management Limited (“RAML”), a wholly owned subsidiary, that will manage Reckson LPT and serve as its “Responsible Entity”. The Responsible Entity will be managed by a six member board that includes three independent directors domiciled in Australia and three of the Company’s executive officers. To address and mitigate any potential conflicts of interest with Reckson LPT or its affiliates the Company has adopted the following policies: (i) all transactions between the Company and Reckson LPT or its affiliates shall require the approval of a majority of the independent directors of both the Company and Reckson LPT, (ii) executive officers and directors of the Company are prohibited from owning equity in Reckson LPT, and (iii) the adoption of an express policy which mandates that property services and leasing decisions shall be made without regard to the Company’s percentage ownership of any property.

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

Back to Contents

In connection with the mortgage indebtedness securing nine of the Tranche I properties, which were transferred to the Australian JV on September 21, 2005, and three of the Tranche III properties scheduled to be transferred to the Australian JV during October 2006, we have guaranteed to the lender certain customary non-recourse carve-outs, as well as certain obligations relating to the potential termination of a number of leases at four of these properties. We have also guaranteed to the lender certain capital requirements related to these properties. We will be relieved of the customary non-recourse carve-outs and capital requirements upon transfer of the respective properties to the Australian JV and the Australian JV meeting a net worth test of at least $100.0 million. We will be relieved of all but two of the lease related obligations upon transfer of the respective properties to the Australian JV and the Australian JV meeting a net worth test of at least $200.0 million. The Australian JV has agreed to indemnify us for any loss, cost or damage it may incur pursuant to our guaranty of these obligations. The Australian JV has met the $100.0 million net worth threshold and there remain approximately $18 million of aggregate guarantees outstanding.

In accordance with FASB Statement No. 144, the assets and liabilities of the properties transferred and to be transferred, excluding the option properties, to the Australian JV are classified as held for sale on our consolidated balance sheets, for all periods presented.

During September 2005, we entered into a letter of intent with an entity owned by the owner of the New York Islanders professional hockey team to enter into a 50 / 50 joint venture to potentially develop over five million square feet of office, residential, retail and hotel space located on 77 acres in the Mitchel Field, Long Island sub-market in and around Nassau County’s Veterans Memorial Coliseum where we are currently the largest owner of office properties. In March 2006, the joint venture was selected by the County Executive for the development of the 77 acre site. In May 2006, the County Executive and the joint venture entered into a memorandum of understanding for the development of the site. The development remains subject to certain conditions and governmental approvals, including legislative, zoning and other customary approvals. In addition, there can be no assurances that we will enter into the aforementioned joint venture, that all applicable conditions will be satisfied or that all required approvals can be obtained.

On March 7, 2006, we sold our 354,000 square foot office building in Orlando, Florida for aggregate consideration of approximately $70.0 million which resulted in a gain of approximately $9.3 million, net of limited partners’ minority interest. Such gain is reflected as a component of discontinued operations on our consolidated statements of income. This non-core real estate holding was acquired in May 1999 in connection with our initial New York City portfolio acquisition. Net proceeds from the sale were used to establish an escrow account with a qualified intermediary for a future Section 1031 Exchange. During May 2006 we terminated the Section 1031 Exchange and received the sales proceeds previously held by the qualified intermediary, including accrued interest. Such proceeds were used to repay outstanding borrowings under our Credit Facility. For federal income tax purposes we recognized a tax gain of approximately $5.2 million. We do not anticipate that such tax gain will require us to distribute more than our regular quarterly distribution in order to satisfy the distribution requirements necessary to qualify as a REIT.

On March 31, 2006, we sold a 161,000 square foot office building located in Westchester County for $35.3 million. Sales proceeds received were used for the repayment of the mortgage note encumbering the property located at 1350 Avenue of the Americas in New York, NY. This non-core real estate holding was acquired in December 2005 as part of a 14 office property portfolio acquisition.

On March 31, 2006, a group of institutional investors led by JPMorgan Investment Management, our joint venture partner in the Court Square JV and the property located at 919 Third Avenue, NY, purchased our option to acquire the existing minority partners’ 40% partnership interest in the Omni Property for net proceeds of approximately $9.0 million. Such proceeds have been included in investment income and other on our consolidated statements of income. In connection with this transaction, the original minority partner repaid to us approximately $22.1 million representing amounts due under a note receivable which was secured by their interest in the Omni Property. Such aggregate proceeds to us of approximately $31.2 million were used for the repayment of the mortgage note encumbering the property located at 1350 Avenue of the Americas in New York, NY.

As of June 30, 2006, we owned and operated 93 office properties (inclusive of twenty-six office properties owned through joint ventures) comprising approximately 19.3 million square feet and eight flex properties (inclusive of two flex properties owned through joint ventures) comprising approximately 863,000 square feet located in the New York Tri-State Markets.

We also own certain land parcels throughout our markets in the New York Tri-State Markets (the “Development Parcels”). During July 2005, we commenced the ground-up development on one of the Development Parcels of a 37,000 square foot Class A retail property located within our existing six building Landmark Square office park in Stamford, Connecticut. In August 2005, we recommenced the ground-up development of one of the Development Parcels of a 313,000 square foot Class A office building located within our existing three building office park located in Princeton, NJ. Further, one of the Development Parcels, aggregating approximately 4.1 acres, is classified as held for sale on our balance sheets and is expected to close during September 2006 for aggregate consideration of $2.0 million. Excluding the foregoing, at June 30, 2006 our inventory of Development Parcels aggregated approximately 305 acres of land in 9 separate parcels in which we had invested approximately $124.3 million.

Management has made subjective assessments as to the value and recoverability of our investments in the Development Parcels based on current and proposed development plans, market comparable land values and alternative use values. Based on these assessments, we believe there is no impairment to the carrying value of the Development Parcels.

Back to Contents

Proposed Merger with SL Green Realty Corp.

On August 3, 2006, the Company, the Operating Partnership, SL Green Realty Corp. (“Parent”), Wyoming Acquisition Corp. (“Purchaser”), Wyoming Acquisition GP LLC and Wyoming Acquisition Partnership LP entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, the Company will merge with and into Purchaser (the “Merger”), with Purchaser continuing after the Merger as the surviving entity. At the effective time of the Merger, each of the issued and outstanding shares of common stock of the Company will be converted into the right to receive (i) $31.68 in cash, and (ii) 0.10387 of a share of the common stock, par value $0.01 per share, of Parent (the “Merger Consideration”).

In addition, under the terms of the Merger Agreement, Wyoming Acquisition LP will merge with and into the Operating Partnership (the “Partnership Merger”), with the Operating Partnership continuing after the Partnership Merger as the surviving entity. At the effective time of the Partnership Merger, each common unit in the Operating Partnership will be converted into the right to receive the applicable amount of Merger Consideration, in respect of the number of shares of Reckson common stock issuable upon exchange of each such common unit in accordance with the Amended and Restated Agreement of Limited Partnership of the Operating Partnership as if such common units were converted or exchanged for an equal number of Reckson Common Shares immediately prior to the effective time of the Merger.

At the effective time of the Merger, any options which have not been exercised will be cancelled and holders will be paid the Merger Consideration in respect of such options; the exercise price of the options will first be deducted from the cash consideration and then second from the stock consideration, if necessary. All outstanding options are currently vested. Restricted stock whether or not vested will be converted into the right to receive the Merger Consideration as if such restricted stock had vested immediately prior to the effective time of the Merger. Restricted stock units whether or not vested, and LTIP Units whether or not vested, (other than certain LTIP Units held by Messrs. Rechler, Maturo and Barnett, the vesting and payment rights to which they are waiving pursuant to the Amendments described below) will be converted into the right to receive the Merger Consideration (on a one-for-one basis).

The Company has agreed to certain covenants, including, among others, subject to certain exceptions described in the Merger Agreement, an obligation not to initiate, solicit, encourage or facilitate (including by way of furnishing nonpublic information or assistance) any inquiries or the making of any proposal or other action that constitutes or may reasonably be expected to lead to any competing transaction (as defined in the Merger Agreement) or enter into discussions or negotiate with any person in furtherance of such inquiries or to obtain a competing transaction. Prior to the closing, the Company has agreed to operate its business in the ordinary course consistent with past practice and not to take certain actions specified in the Merger Agreement. The Company will be permitted to pay its regular quarterly dividends through the consummation of the Merger.

Consummation of the Merger is subject to customary conditions, including the approval of the Merger by the holders of the Company’s common stock, the registration of SL Green’s shares of common stock to be issued in the Merger, the listing of such shares on the New York Stock Exchange and the absence of any order, injunction or legal restraint or prohibition preventing the consummation of the Merger. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including (i) the accuracy of the representations and warranties of the other party (subject to the materiality standards contained in the Merger Agreement), (ii) compliance in all material respects of the other party with its covenants, (iii) the absence of a material adverse effect (as defined in the Merger Agreement) on the other party and (iv) the delivery of opinions with respect to each other’s status as a real estate investment trust.

The Merger Agreement contains certain termination rights for both the Company and SL Green and provides that, upon termination of the Merger Agreement under specified circumstances described in the Merger Agreement, the Company would be required to pay SL Green a termination fee of $99.8 million, and/or that the Company would be required to reimburse SL Green for its out-of-pocket costs and expenses up to $13.0 million.

The Merger Agreement contains representations and warranties that the parties have made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the contract between the parties, and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating its terms. Moreover, the representations and warranties are subject to a contractual standard of materiality that may be different from what may be viewed as material to shareholders, and the representations and warranties may have been intended not as statements of fact, but rather as a way of allocating risk among the parties.

This description of certain terms of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is filed as an exhibit to this report.

Note Receivable Investments

At June 30, 2006, we had invested approximately $93.4 million in mezzanine loans and approximately $70.9 million in other loan investments (collectively, the “Note Receivable Investments”). In general these investments are secured by a pledge of either a direct or indirect ownership interest in the underlying real estate or leasehold, a first mortgage, other guaranties, pledges and assurances.

The following table sets forth the terms of the mezzanine loans at June 30, 2006 (in thousands):

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
(b)

In addition to this mortgage loan, Reckson Construction and Development, LLC (“RCD”) entered into a development agreement with the owner of the property to perform certain predevelopment, development and / or other services with respect to the property. In exchange for its services, RCD will receive a development fee of $2.0 million which is payable in equal monthly installments over a two-year period which commenced during October 2005.

(c)	Junior mezzanine loan secured by interests in a 550,000 square foot condominium interest.

In May 2005 we funded $55.3 million under an $85.0 million participating loan investment which is secured by an indirect interest in a 550,000 square foot condominium in a Class A office tower located at 1166 Avenue of the Americas, New York, NY. The loan accrues interest compounded at 9.0% and pays interest at an annual rate of 6.0% through March 2010, 8.5% thereafter through March 2015 and 11.0% thereafter through maturity in 2020. The loan is pre-payable only under certain circumstances and, in any case, not before 2009. Upon a capital event related to the indirect interest in the property which secures the loan, we are entitled to participate in 30% of the net proceeds derived from such capital event.

Back to Contents

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

At June 30, 2006, we held one other note receivable, which aggregated $1.0 million and carried an interest rate of 10.50% per annum. This note receivable matures on January 31, 2010 and is secured in part by a minority partner’s preferred unit interest in the Operating Partnership.

The following table sets forth the terms of our other loan investments at June 30, 2006 (in thousands):

Property	Amount	Interest Rate	Funding	Maturity

NYC Class A office condominium interest	$55,250	9.00%	May, 2005	Apr., 2008
Flex property located in Nassau County, Long Island	14,188	15.29%	Mar., 2006	Dec., 2020
Other	1,000	10.50%	Oct., 2004	Jan., 2010
Other	500	5.35%	Dec., 2004	Dec., 2009

	$70,938

As of June 30, 2006, management has made subjective assessments as to the underlying security value on the Note Receivable Investments. Based on these assessments, we believe there is no impairment to their carrying value.

On July 27, 2006, we advanced $20.0 million under a loan agreement which is secured by certain pledges of project income and ownership interests and a personal guarantee of an affiliate of the borrower. This loan matures in August 2009, bears interest at 15% per annum (10% annual pay rate and 5% monthly compounded deferred rate). The loan is pre-payable at any time and with yield maintenance through August 1, 2007 if pre-paid prior to August 2007. This investment was funded through a borrowing under our Credit Facility.

Our market capitalization at June 30, 2006 was approximately $5.4 billion. Our market capitalization is based on the sum of (i) the market value of the Company’s common stock and OP Units (assuming conversion) of $41.38 per share / unit (based on the closing price of the Company’s common stock on June 30, 2006), (ii) the liquidation preference value of the Operating Partnership’s preferred units of $1,000 per unit and (iii) approximately $1.9 billion (net of minority partners’ interests’ share of consolidated joint venture debt and including our share of consolidated and unconsolidated joint venture debt) of debt outstanding at June 30, 2006. As a result, our total debt to total market capitalization ratio at June 30, 2006 equaled approximately 35.2%.

Back to Contents

Results of Operations

The following table is a comparison of the results of operations for the three month period ended June 30, 2006 to the three month period ended June 30, 2005 (dollars in thousands):

	Three months ended June 30,

			Change

	2006	2005	Dollars	Percent

Property Operating Revenues:
Base rents	$128,575	$118,048	$10,527	8.9%
Tenant escalations and reimbursements	19,235	17,324	1,911	11.0%

Total property operating revenues	$147,810	$135,372	$12,438	9.2%

Property Operating Expenses:
Operating expenses	$32,821	$29,710	$3,111	10.5%
Real estate taxes	24,153	21,506	2,647	12.3%

Total property operating expenses	$56,974	$51,216	$5,758	11.2%

Interest and Investment Income and other	$7,831	$3,787	$4,044	>100%

Other Expenses:
Interest expense incurred	$27,216	$27,259	$(43)	(.2)%
Amortization of deferred financing costs	1,017	1,068	(51)	(4.8)%
Marketing, general and administrative	9,475	8,241	1,234	15.0%

Total other expenses	$37,708	$36,568	$1,140	3.1%

Our property operating revenues, which include base rents and tenant escalations and reimbursements (“Property Operating Revenues”), increased by $12.4 million or 9.2% for the three months ended June 30, 2006 as compared to the 2005 period. The increase is a result of an $18.0 million increase in Property Operating Revenues from the acquisition of thirteen suburban office properties, containing approximately 2.4 million square feet which were acquired in the fourth quarter of 2005, $2.9 million attributable to straight line rental revenue increases in our same-store properties. In addition, during the 2006 period we earned approximately $11.8 million in lease termination fee revenue as opposed to approximately $800,000 earned during the 2005 period. These aggregate increases of approximately $31.9 million were offset by a $19.5 million decrease in Property Operating Revenues from the sale of the Tranche I Properties in September 2005, 100 Wall Street in December 2005, the Tranche II Properties in January 2006 and One Orlando Center in March 2006.

Our property operating expenses, real estate taxes and ground rents (“Property Expenses”) increased by $5.8 million or 11.2% for the three months ended June 30, 2006 as compared to the 2005 period. The increase is a result of an $8.9 million increase in operating expenses and real estate taxes from the acquisition of the aforementioned suburban office properties which were acquired in the fourth quarter of 2005 and $4.2 million increase in operating expenses and real estate taxes in our same-store properties. These aggregate increases of approximately $13.1 million were offset by a $7.3 million decrease in Property Expenses from the aforementioned property sales. The increase in real estate taxes is attributable to higher taxes being levied by the municipalities in which the properties are located. The increase in property expenses is primarily driven by the recent increases in energy costs.

Gross operating margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the three month periods ended June 30, 2006 and 2005 were 61.5% and 62.2%, respectively. Our 2006 gross operating margin, before lease termination fee revenue was 58.1%. The decrease in our gross margins reflects the performance of thirteen suburban office properties, containing approximately 2.4 million square feet which were purchased in the fourth quarter of 2005 with below market occupancy levels. The addition of these properties resulted in a decrease in occupancy for our portfolio.

Back to Contents

Interest and Investment income and other increased by $4.0 million for the three months ended June 30, 2006 as compared to the 2005 period. This increase is primarily a result of an increase in interest income earned on our Note Receivable Investments of $2.2 million due to a weighted average increase in our Note Receivable Investments of approximately $43.4 million from the 2005 period and $1.8 million in management fees earned during the 2006 period related to the Australian and Court Square JV’s.

Interest expense incurred decreased by approximately $43,000 for the three months ended June 30, 2006 as compared to the 2005 period. The net decrease in interest expense is a result of decreases in interest expense of $4.3 million incurred under our Credit Facility which resulted from a weighted average decrease in outstanding balances under our Credit Facility of approximately $229.7 million from the 2005 period, a decrease of $242,000 incurred under our same-store mortgage portfolio, a decrease in mortgage interest expense of $1.9 million incurred during the 2005 period from three mortgage notes which were subsequently satisfied, $411,000 of mortgage interest expense related to two properties which were contributed to the Australian JV on January 6, 2006, subject to their debt, an increase of approximately $669,000 in capitalized interest due to increased development activities and a decrease of 269,000 in other interest expense. These aggregate decreases of $7.8 million were off-set by a $2.8 million increase incurred from the Operating Partnership’s issuance of $287.5 million of senior unsecured debentures in June 2005, $4.1 million related to the Operating Partnership’s issuance of $275.0 million of senior unsecured debentures in March 2006, an increase of $680,000 incurred from our financing of three properties during September 2005 which are scheduled to be contributed to the Australian JV in the latter part of 2006 and $168,000 of mortgage interest expense incurred on a property which we acquired, subject to the debt in October 2005.

Marketing, general and administrative expenses increased by $1.2 million for the three months ended June 30, 2006 as compared to the 2005 period. This overall net increase is attributable to increased costs of maintaining offices and infrastructure in each of our five divisional markets, operating as a public company and higher compensation costs including amortization expense related to restricted stock awards to executive and non-executive officers. Marketing, general and administrative costs represented 6.0% of total revenues from continuing operations in the 2006 period as compared to 5.9% in the 2005 period.

During the June 2006 quarterly period, we incurred a $2.2 million charge related to our long-term incentive compensation plan with no comparable charge during the June 2005 quarterly period. For a further discussion of this charge, see “Other Matters” of this Item 2.

Discontinued operations, net of minority interests decreased by approximately $2.1 million for the three months ended June 30, 2006 as compared to the 2005 period. This increase is attributable to a decrease in the results of operations for those properties held for sale during the 2006 period as compared to the 2005 period.

The following table is a comparison of the results of operations for the six month period ended June 30, 2006 to the six month period ended June 30, 2005 (dollars in thousands):

	Six months ended June 30,

			Change

	2006	2005	Dollars	Percent

Property Operating Revenues:
Base rents	$244,660	$230,458	$14,202	6.2%
Tenant escalations and reimbursements	38,303	35,102	3,201	9.1%

Total property operating revenues	$282,963	$265,560	$17,403	6.6%

Property Operating Expenses:
Operating expenses	$68,805	$61,116	$7,689	12.6%
Real estate taxes	48,404	42,840	5,564	13.0%

Total property operating expenses	$117,209	$103,956	$13,253	12.7%

Interest and Investment Income and other	$25,407	$6,914	$18,493	>100%

Other Expenses:
Interest expense incurred	$55,205	$50,825	$4,380	8.6%
Amortization of deferred financing costs	2,139	2,059	80	3.9%
Marketing, general and administrative	18,957	16,236	2,721	16.8%

Total other expenses	$76,301	$69,120	$7,181	10.4%

Back to Contents

Property Operating Revenues increased by $17.4 million or 6.6% for the six months ended June 30, 2006 as compared to the 2005 period. The increase is a result of a $37.2 million increase in Property Operating Revenues from the acquisition of thirteen suburban office properties, containing approximately 2.4 million square feet which were acquired in the fourth quarter of 2005, $8.2 million attributable to straight line rental revenue increases in our same-store properties. In addition, during the 2006 period we earned approximately $12.0 million in lease termination fee revenue as opposed to $1.3 million earned during the 2005 period. These aggregate increases of approximately $56.1 million were offset by a $38.7 million decrease in Property Operating Revenues from the sale of the Tranche I Properties in September 2005, 100 Wall Street in December 2005, the Tranche II Properties in January 2006 and One Orlando Center in March 2006.

Property Expenses increased by $13.3 million or 12.7% for the six months ended June 30, 2006 as compared to the 2005 period. The increase is a result of a $20.3 million increase in operating expenses and real estate taxes from the acquisition of the aforementioned suburban office properties which were acquired in the fourth quarter of 2005 and a $9.6 million increase in operating expenses and real estate taxes in our same-store properties. These aggregate increases of approximately $29.9 million were offset by a $16.6 million decrease in Property Expenses from the aforementioned property sales. The increase in real estate taxes is attributable to higher taxes being levied by the municipalities in which the properties are located. The increase in property expenses is primarily driven by the recent increases in energy costs.

Gross operating margins for the six month periods ended June 30, 2006 and 2005 were 58.6% and 60.9%, respectively. Our 2006 gross operating margin, before lease termination fee revenue was 56.8%. The decrease in our gross margins reflects the performance of thirteen suburban office properties, containing approximately 2.4 million square feet which were purchased in the fourth quarter of 2005 with below market occupancy levels. The addition of these properties resulted in a decrease in occupancy for our portfolio. In addition, we have experienced increases in real estate taxes and operating costs in our core portfolio, particularly energy costs, which were not entirely billable to our tenants.

Interest and Investment income and other increased by $18.5 million for the six months ended June 30, 2006 as compared to the 2005 period. This increase is primarily a result of the sale of our option in March 2006 to acquire the minority partner’s 40% partnership interest in the Omni Property for net consideration of approximately $9.0 million. In addition, this increase is attributable to an increase in interest income earned on our Note Receivable Investments of $5.2 million which resulted from a weighted average increase in our Note Receivable Investments of approximately $61.7 million from the 2005 period, $3.7 million in transaction and management fees earned during the 2006 period related to the Australian and Court Square JV’s, and an increase in interest income of $1.1 million related to property sales proceeds held pursuant to Section 1031 Exchanges.

Interest expense incurred increased by $4.4 million or 8.6% for the six months ended June 30, 2006 as compared to the 2005 period. Approximately $5.8 million of the increase is attributable to the Operating Partnership’s issuance of $287.5 million of senior unsecured debentures in June 2005 and $4.1 million related to the Operating Partnership’s issuance of $275.0 million of senior unsecured debentures in March 2006. Interest expense also increased by $2.9 million incurred under an unsecured term loan, which was funded in January 2006, used to purchase the Eastridge portfolio and repaid later in the first quarter of 2006, $1.3 million incurred from our financing of three properties during September 2005 which are scheduled to be contributed to the Australian JV in the latter part of 2006 and $336,000 of mortgage interest expense incurred on a property which we acquired, subject to the debt in October 2005. These aggregate increases of $14.4 million were off-set by decreases in interest expense of $4.5 million incurred under our Credit Facility which resulted from a weighted average decrease in outstanding balances under our Credit Facility of approximately $173.5 million from the 2005 period, $339,000 incurred under our same-store mortgage portfolio, a decrease in mortgage interest expense of $2.7 million incurred during the 2005 period from three mortgage notes which were subsequently satisfied, $802,000 of mortgage interest expense related to two properties which were contributed to the Australian JV on January 6, 2006, subject to their debt, an increase of approximately $1.5 million in capitalized interest expense due to increased development activities and a decrease of $215,000 in other interest expense.

Marketing, general and administrative expenses increased by $2.7 million for the six months ended June 30, 2006 as compared to the 2005 period. This overall net increase is attributable to increased costs of maintaining offices and infrastructure in each of our five divisional markets, operating as a public company and higher compensation costs including amortization expense related to restricted stock awards to executive and non-executive officers. Marketing, general and administrative costs represented 6.1% of total revenues from continuing operations (excluding gains on sales of depreciable real estate assets) in the 2006 period as compared to 6.0% in the 2005 period.

Liquidity and Capital Resources

Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and non-incremental capital expenditures, excluding incremental capital expenditures. We expect to meet our short-term liquidity requirements generally through our net cash provided by operating activities along with our $500 million unsecured credit facility (the “Credit Facility”) described below. The Credit Facility contains several financial covenants with which we must be in compliance in order to borrow funds thereunder. During the prior two years, we have incurred significant leasing costs in the form of tenant improvement costs, leasing commissions and free rent. This trend is a result of market demands from tenants and high levels of leasing transactions to re-tenant scheduled expirations or space vacated due to early terminations of leases. We are also expending costs on tenants that are renewing or extending their leases earlier than scheduled. For the years ended December 31, 2005 and 2004, we paid or accrued approximately $67.7 million and $52.2 million, respectively, for tenanting costs including tenant improvement costs and leasing commissions. Primarily, as a result of these factors, our cash available for distribution from operating activities was not sufficient to cover 100% of the dividends paid on our common equity. However, we are beginning to experience a moderation in the cost of re-tenanting our properties, primarily in terms of free rent concessions and costs to renew existing tenants. We are not yet experiencing significant reductions in the cost of re-leasing vacant or vacated space. Recently we have experienced an economic recovery in our markets, including an accelerated recovery in our New York City and Long Island markets. We are beginning to also see this trend in certain of our Stamford, Connecticut properties. This is resulting in rental rate increases which is positively impacting our cash flow. To meet the short-term funding requirements relating to the higher leasing costs, we have used proceeds from non-core property sales or borrowings under our Credit Facility. Based on our forecasted leasing, we anticipate that we will continue to incur shortfalls during 2006. Subject to the restrictive covenants contained in the Merger Agreement, we currently intend to fund any shortfalls with proceeds from sales of non-income producing assets or borrowings under our Credit Facility. We periodically review our dividend policy to determine the appropriateness of our dividend rate relative to our cash flows. We adjust our distribution rate based on such factors as leasing activity, market conditions and forecasted increases and decreases in our cash flow as well as required distributions of taxable income to maintain REIT status. The Merger Agreement contains limitations on our ability to make dividends and distributions. There can be no assurance that we will maintain the current quarterly distribution level on our common equity.

Back to Contents

Subject to the restrictive covenants contained in the Merger Agreement, we expect to meet most of our financing requirements through long-term unsecured borrowings and the issuance of debt and equity securities of the Company. In certain situations, primarily in joint venture transactions, we use secured debt in connection with the acquisition of properties. During March 2006, the Operating Partnership issued $275 million of senior unsecured debt securities and during June 2005 issued $287.5 million of exchangeable senior debentures. There can be no assurance that there will be adequate demand for the Company’s equity at the time or at the price in which the Company desires to raise capital through the sale of additional equity. Similarly, there can be no assurance that the Operating Partnership will be able to access the unsecured debt markets at the time when the Operating Partnership desires to sell its unsecured notes. In addition, when valuations for commercial real estate properties are high, we will seek to sell non-core operating properties or certain land inventory to realize value and profit created, subject to the restrictive covenants contained in the Merger Agreement. We will then seek opportunities to reinvest the capital realized from these dispositions back into value-added assets in our core New York Tri-State Markets. However, there can be no assurances that we will be able to identify such opportunities that meet our underwriting criteria. Additionally, we have been actively seeking joint venture relationships to access new sources of equity capital. In September 2005, we completed a series of transactions whereby we sponsored the IPO of Reckson LPT, a newly-formed Australian listed property trust which is traded on the Australian Stock Exchange. Proceeds received from the IPO were used by Reckson LPT to form a joint venture with us, the Australian JV, and to purchase 17 of our properties. In addition, during January 2006, we sold three additional properties to the Australian JV and are under contract to sell an additional five of our properties to the Australian JV during October 2006. Subject to the restrictive covenants contained in the Merger Agreement, it is our intention to purchase additional assets, within our New York Tri-State Markets, with Reckson LPT through the Australian JV. Joint ventures often involve relinquishing sole decision making authority relating to material events such as sale and financing. Loss of control of these decisions may adversely affect our financial flexibility, particularly relating to liquidating joint venture assets. There can be no assurances that we will be able to successfully execute this strategy.

Subject to the restrictive covenants contained in the Merger Agreement, we expect to refinance existing mortgage indebtedness, senior unsecured notes or indebtedness under our Credit Facility at maturity through the issuance of unsecured debt securities or additional equity securities. We anticipate that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings, equity offerings and proceeds from sales of land and non-income producing assets, will be adequate to meet our capital and liquidity requirements in both the short and long-term. Our senior unsecured debt is currently investment grade rated “BBB-” by Fitch Ratings, “BBB-” by Standard & Poor’s and “Baa3” by Moody’s Investors Service. The rating agencies review the ratings assigned to an issuer such as us on an ongoing basis. Negative changes in our ratings may result in increases in our borrowing costs, including borrowings under our Credit Facility.

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

Back to Contents

We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our properties. Six of our properties are located in New York City. As a result of the events of September 11, 2001, insurance companies were limiting coverage for acts of terrorism in “all risk” policies. In November 2002, the Terrorism Risk Insurance Act (“TRIA”) of 2002 was signed into law, which, among other things, requires insurance companies to offer coverage for losses resulting from defined “acts of terrorism” through 2005. The TRIA was subsequently extended, with certain modifications, through 2007 with the enactment of the Terrorism Insurance Extension Act of 2005. Our current property insurance coverage, which was recently renewed, provides for full replacement cost of our properties, including for acts of terrorism up to $600.0 million on a per occurrence basis. One of our New York City properties, One Court Square, is operated under a net lease to Citibank, N.A. whereby they are required to maintain adequate property and liability insurance including coverage for acts of terrorism.

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

We currently maintain our $500 million Credit Facility with JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp, North America, Inc. and Wachovia Bank, National Association as co-documentation agents. The Credit Facility matures in August 2008, provides for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, for an increase to the maximum revolving credit amount to $750 million. The Credit Facility has a competitive bid feature, which allows us to solicit bids from lenders under the Credit Facility to borrow up to 50% of the maximum revolving credit amount at interest rates less than the current LIBOR plus 80 basis point spread. In addition, the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership’s senior unsecured credit ratings the interest rates and facility fee are subject to change. At June 30, 2006, the outstanding borrowings under the Credit Facility aggregated $92.0 million and carried a weighted average interest rate of 5.86% per annum.

We utilize the Credit Facility primarily to finance real estate investments, fund our real estate development activities and for working capital purposes. At June 30, 2006, we had availability under the Credit Facility to borrow approximately an additional $407.9 million, subject to compliance with certain financial covenants. Such amount is net of approximately $100,000 in an outstanding undrawn standby letter of credit, which is issued under the Credit Facility.

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

A Class A OP Unit and a share of common stock have similar economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership. As of June 30, 2006, the Operating Partnership had issued and outstanding 1,546,133 Class A OP Units and 456,621 Class C OP Units. The Class A OP Units and the Company’s common stock currently receive a quarterly distribution of $.4246 per unit/share. The Class C OP Units were issued in August 2003 in connection with the contribution of real property to the Operating Partnership and currently receive a quarterly distribution of $.4664 per unit. Subject to certain holding periods, OP Units may either be redeemed for cash or, at the election of the Company, exchanged for shares of common stock on a one-for-one basis.

Back to Contents

During June 2005, the Operating Partnership issued $287.5 million aggregate principal amount of 4.00% exchangeable senior debentures due June 15, 2025. The debentures were issued at 98% of par and are exchangeable for shares of common stock of the Company on or after June 15, 2024 at an initial exchange rate of 24.6124 common shares per $1,000 of principal amount of debentures. The debentures are also exchangeable: (i) if the market price of our common stock over a specified period of time is more than 125% of the exchange price per share then in effect; (ii) if the trading price of the debentures over a specified period of time is less than 98% of the product of the closing price of our shares multiplied by the applicable exchange rate; (iii) during a specified period of time, for any debentures that have been called for redemption; (iv) under certain circumstances, upon the occurrence of a distribution to holders of our shares of (a) rights to purchase our common stock at a price below the market price of our shares or (b) assets, debt securities or rights to purchase our securities or securities of the Operating Partnership that have a per share value exceeding 10% of the market price of our shares; (v) if our common stock is not listed on a national or regional securities exchange or quoted on NASDAQ for 30 consecutive trading days; or (vi) if the Operating Partnership or the Company is party to a consolidation, merger or binding share exchange pursuant to which all of the Company’s common stock would be exchanged for cash, securities or other property.

The initial exchange price of $40.63 represents a premium of approximately 25% to the closing price of the Company’s common stock on the issuance date of $32.50 per share. If exchanged in accordance with their terms, the debentures will be settled in cash up to their principal amount and any remaining exchange value will be settled, at our option, in cash, the Company’s common stock or a combination thereof. In accordance with the exchange rate terms of the debentures the Company has reserved approximately 8.8 million shares of its authorized common stock, $.01 par value, for potential future issuance upon the exchange of the debentures. Such amount is based on an exchange rate of 30.7692 common shares per $1,000 of principal amount of debentures. Although we have reserved these shares pursuant to the exchange rate terms, we believe the issuance of our shares, if any, would be significantly less than 8.8 million shares. The debentures are guaranteed by the Company. We have the option to redeem the debentures beginning June 18, 2010 for the principal amount plus accrued and unpaid interest. Holders of the debentures have the right to require us to repurchase their debentures at 100% of the principal amount thereof plus accrued and unpaid interest on June 15, 2010, June 15, 2015 and June 15, 2020 or, in the event of certain change in control transactions (including the Merger), prior to June 15, 2010.

During the three month period ended June 30, 2006, certain limited partners in the Operating Partnership exchanged 12,224 OP Units for an equal number of shares of the Company’s common stock.

The Board of Directors of the Company initially authorized the purchase of up to 5.0 million shares of the Company’s common stock. Transactions conducted on the New York Stock Exchange have been, and will continue to be, effectuated in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. Since the Board’s initial authorization, the Company has purchased 3,318,600 shares of its common stock for an aggregate purchase price of approximately $71.3 million. In June 2006, the Board of Directors authorized the re-institution of the Company’s common stock repurchase program, which had been inactive since March 2003. Subject to the restrictive covenants contained in the Merger Agreement, the Company may repurchase up to an aggregate of 5.0 million shares of its common stock under the re-instituted plan.

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

Capitalization

Our indebtedness at June 30, 2006 totaled approximately $1.9 billion (net of minority partners’ interests’ share of consolidated joint venture debt and including our share of consolidated and unconsolidated joint venture debt) and was comprised of approximately $99.6 million of floating rate unsecured debt, approximately $1.25 billion of senior unsecured notes and approximately $564.7 million of fixed rate mortgage indebtedness with a weighted average interest rate of approximately 6.0% and a weighted average maturity of approximately 4.9 years. Based on our total market capitalization of approximately $5.4 billion at June 30, 2006 (calculated based on the sum of (i) the market value of the Company’s common stock and OP Units, assuming conversion, (ii) the liquidation preference value of the Preferred Units and (iii) the $1.9 billion of debt), our debt represented approximately 35.2% of our total market capitalization.

Back to Contents

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth our significant consolidated debt obligations by scheduled principal cash flow payments and maturity date and our commercial commitments by scheduled maturity at June 30, 2006 (in thousands):

	MATURITY DATE

	2006	2007	2008	2009	2010	Thereafter	Total

Mortgage notes payable (1)	$5,229	$8,406	$7,370	$6,774	$4,665	$3,236	$35,680
Mortgage notes payable (2)	40,402	60,642	—	100,254	62,105	228,435	491,838
Senior unsecured notes	—	200,000	—	200,000	287,500	575,000	1,262,500
Credit Facility	—	—	92,000	—	—	—	92,000
Land lease obligations (3)	6,227	12,471	12,498	12,644	12,566	342,849	399,255
Air rights lease obligations	181	362	362	362	362	3,257	4,886
Capital leases	335	671	671	671	671	3,188	6,207
Operating leases	660	194	196	14	—	—	1,064

	$53,034	$282,746	$113,097	$320,719	$367,869	$1,155,965	$2,293,430

(1)	Scheduled principal amortization payments.
(2)	Principal payments due at maturity.
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

At June 30, 2006, approximately $41.0 million, or 7.8%, of our mortgage debt was recourse to the Company.

The following table sets forth our significant consolidated interest expense obligations on our fixed rate debt by scheduled cash flow payments at June 30, 2006, excluding interest expense obligations related to those properties classified as held for sale on our consolidated balance sheet (in thousands):

	YEAR ENDED DECEMBER 31,

	2006	2007	2008	2009	2010	Thereafter	Total

Mortgage notes payable	$16,711	$28,422	$24,782	$21,633	$16,105	$10,041	$117,694
Senior unsecured notes	33,231	57,113	48,538	36,267	33,038	118,892	327,079
Exchangeable debentures(a)	5,750	11,500	11,500	11,500	11,500	166,271	218,021

	$55,692	$97,035	$84,820	$69,400	$60,643	$295,204	$662,794

(a)	Callable after June 17, 2010 at par.

Interest expense obligations related to those properties classified as held for sale on our consolidated balance sheet at June 30, 2006 over the next five years aggregated approximately $15.3 million.

Interest expense incurred under our variable rate Credit Facility amounted to approximately $2.4 million for the three months ended June 30, 2006 and was based on a weighted average balance and interest rate of $151.8 million and 6.37%, respectively. Our rental revenues are our principal source of funds along with our net cash provided by operating activities to meet these and future interest obligations.

We had undrawn letters of credit outstanding of approximately $100,000 at June 30, 2006.

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

On July 10, 2006, Dr. Edward R. Casas was appointed as an independent director of the Company’s Board of Directors. At such time, Dr. Casas also was appointed as a member of the Executive Committee, Nominating and Corporate Governance Committee, the Compensation Committee and Affiliate Transaction Committee of the Board of Directors. There are no arrangements or understandings between Dr. Casas and any other person pursuant to which Dr. Casas was appointed as a director, and neither Dr. Casas nor any member of his immediate family has or had, since the beginning of the Company’s last fiscal year, a material interest in any transaction or proposed transaction with the Company.

Back to Contents

Affiliate Transaction Committee of the Board of Directors

The Affiliate Transaction Committee of the Board has reviewed and approved the Merger Agreement after considering, among other things, management’s participation in the proposed transaction and the opinions of its financial and legal advisors. The committee determined that the proposed transaction is fair to and in the best interests of the Company and of its shareholders. Additional information concerning the proposed transaction and the Affiliate Transaction Committee’s determination can be found in the “Overview of the Reckson - SL Green Transaction” filed by the Company on Schedule 14A on August 8, 2006, and in the joint proxy statement/prospectus when it becomes available.

Other Matters

In July 2002, as a result of certain provisions of the Sarbanes-Oxley Act of 2002, we discontinued the use of stock loans in our Long Term Incentive Programs (“LTIP”). In connection with LTIP grants made prior to the enactment of the Sarbanes-Oxley Act of 2002, we currently have stock loans outstanding to certain executive officers which were used to purchase 385,000 shares of our common stock. The stock loans were priced at the market prices of our common stock at the time of issuance, bear interest at the mid-term Applicable Federal Rate and are secured by the shares purchased. Such stock loans (including accrued interest) are scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon initial vesting periods ranging from seven to ten years. Such forgiveness is based on continued service and in part on the Company attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. As of June 30, 2006, there remains 139,000 shares of common stock subject to the original stock loans which are anticipated to vest between 2007 and 2011. Approximately $627,000 and $1.4 million and $573,000 and $1.1 million of compensation expense (inclusive of cash payments in respect of taxes payable by the borrower resulting from such forgiveness) was recorded for the three and six month periods ended June 30, 2006 and 2005, respectively, related to these loans. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

The outstanding stock loan balances due from executive officers aggregated approximately $2.9 million and $3.8 million at June 30, 2006 and December 31, 2005, respectively, and have been included as a reduction of additional paid in capital on the accompanying consolidated balance sheets. Other outstanding loans to executive and senior officers at June 30, 2006 and December 31, 2005 amounted to approximately $1.6 million and $2.5 million, respectively, and are included in investments in affiliate loans and joint ventures on the accompanying consolidated balance sheets and are primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

In November 2002 and March 2003, an award of rights was granted to certain executive officers of the Company (the “2002 Rights” and “2003 Rights”, respectively, and collectively, the “Rights”). Each Right represents the right to receive, upon vesting, one share of common stock if shares are then available for grant under one of the Company’s stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights were earned on March 13, 2005 and vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the 2002 Rights. The 2002 Rights aggregate 62,835 shares of the Company’s common stock and the 2003 Rights aggregate 26,040 shares of common stock. As of June 30, 2006, there remains 15,709 shares of common stock reserved related to the 2002 Rights and 8,682 shares of common stock reserved related to the 2003 Rights. Approximately $120,000 and $240,000 and $120,000 and $224,000 of compensation expense was recorded for the three and six month periods ended June 30, 2006 and 2005, respectively, related to the Rights. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

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

The terms of each award of LTIP Units are substantially similar to those of the core awards under the 2003 LTIP. The vesting, performance hurdles and timing for vesting remain unchanged. However, an LTIP Unit represents an equity interest in the Operating Partnership, rather than the Company. At issuance, the LTIP Unit has no value but may over time accrete to a value equal to (but never greater than) the value of one share of common stock of the Company (a “REIT Share”). Initially, LTIP Units will not have full parity with OP Units with respect to liquidating distributions. Upon the occurrence of certain “triggering events” (such as the issuance of additional OP Units by the Operating Partnership), the Operating Partnership will revalue its assets for the purpose of the capital accounts of its partners and any increase in valuation of the Operating Partnership’s assets from the date of the issuance of the LTIP Units through the “triggering event” will be allocated to the capital accounts of holders of LTIP Units until their capital accounts are equivalent to the capital accounts of holders of OP Units. If such equivalence is reached, LTIP Units would achieve full parity with OP Units for all purposes, and therefore accrete to an economic value equivalent to REIT Shares on a one-for-one basis. In addition, if such parity is reached, vested LTIP Units may only be converted into an equal number of OP Units after two years from the date of grant. However, in the absence of an increase in the value of the assets of the Operating Partnership and the occurrence of “triggering events”, such economic equivalence would not be reached. Until and unless such economic equivalence is reached, the value that the officers will realize for vested LTIP Units will be less than the value of an equal number of REIT Shares. In addition, LTIP Units are subject to specific performance related vesting requirements. In addition, unlike core awards under the 2003 LTIP (wherein dividends that accumulate are paid upon vesting), LTIP Units will receive the same quarterly distributions as OP Units on a current basis, thus providing full dividend equivalence with REIT Shares. Each LTIP Unit awarded is deemed equivalent to an award of one share of common stock reserved under one of the Company’s stock option plans, reducing availability for other equity awards on a one-for-one basis. At the scheduled March 2005 vesting date, the specified performance hurdles were met, and officers that received LTIP Units received a one-time cash payment that represented payment of the full vested amount of the accrued unpaid dividends under the core award of the 2003 LTIP through December 27, 2004, the issuance date of the LTIP Units. In addition, the officers, in the aggregate, vested in 104,167 LTIP Units. At the scheduled March 2006 vesting date, the specified performance hurdles were met and officers that received LTIP Units, in the aggregate, vested in 120,833 LTIP Units. On April 4, 2006 (the “Measurement Date”), as a result of the Company issuing 207,000 LTIP Units (discussed below) a “triggering event” occurred and the Company completed an analysis to determine the increase in the valuation, if any of the Operating Partnership’s assets from the issuance of 362,500 LTIP Units on December 27, 2004 through the Measurement Date and with respect to the issuance of 272,100 LTIP Units issued on March 11, 2005 through the Measurement Date. The results of the analysis indicated that a sufficient increase in value to the Operating Partnership’s assets was achieved. As a result the aforementioned LTIP Units achieved full parity with an OP Unit. In order to more closely replicate the terms of the core awards being rescinded, the Company also entered into agreements with three executive officers, which provide that in the event of a change of control the executive shall receive the equivalent value of one REIT Share for each LTIP Unit.

Back to Contents

For each of the calendar years ended December 31, 2004 and 2005, following the recommendations of the Compensation Committee, eight senior and executive officers of the Company were awarded, in the aggregate, 272,100 LTIP Units and 207,000 LTIP Units, respectively, for outperformance and to continue to incentivize them for the long-term (the “Restricted Equity Awards”). Initially, the terms of the Restricted Equity Awards were generally consistent with the terms of the 2003 LTIP, including with respect to the impact upon vesting in the event of a change of control. On June 12, 2006, with respect to the 2005 Restricted Equity Awards, the vesting periods were extended so that they will vest over a four-year period in lieu of a two-year period, provided that the officer remains in continuous employment with the Company until such dates and the Company has achieved certain specified performance requirements during the year ending December 31, 2006. If the performance requirements are not met in 2006, the awards will become vested on any subsequent annual vesting date on which the performance requirements are met on a cumulative and compounded basis. In addition, with respect to the 2004 Restricted Equity Award to Scott Rechler, the Company’s Chief Executive Officer, was similarly extended provided that Mr. Rechler remains in continuous employment with the Company.

As a result of the foregoing, there remains 69,443 shares of common stock reserved for future issuance under the core award of the 2003 LTIP and 616,600 shares of common stock reserved for issuance with respect to the issuance of LTIP Units. With respect to the core award of the 2003 LTIP, the Company recorded approximately $305,000 and $610,000 of compensation expense for each of the three and six month periods ended June 30, 2006 and 2005, respectively. In addition, with respect to the LTIP Units and the Restricted Equity Awards, the Company recorded compensation expense of approximately $941,000 and $1.8 million and $822,000 and $1.3 million, respectively, for the three and six month periods ended June 30, 2006 and 2005. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income. Based on the terms of the 2003 LTIP, potential outcomes of the Special Outperformance Pool are estimated to range from $0, assuming the requisite four year cumulative performance measures are not met, to a maximum of approximately $35.7 million, assuming relative peer group performance measures are met and a cap of 15% cumulative and compounded return on common equity. As of June 30, 2006, we have accrued approximately $29.4 million of compensation expense with respect to the Special Outperformance Pool of which $2.2 million and $5.9 million was accrued during the three months ended June 30, 2006. This amount is calculated on the closing stock price of our common stock on June 30, 2006 and is based on management’s determination of the probability of requisite performance measures being met. The accrual represents approximately 82% of the total estimated Special Outperformance Pool reflecting the service period through June 30, 2006.

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

Back to Contents

All of our properties have been subjected to a Phase I or similar environmental audit (which involved general inspections without soil sampling, ground water analysis or radon testing) completed by independent environmental consultant companies. These environmental audits have not revealed any environmental liability that would have a material adverse effect on our business.

Off Balance Sheet Arrangements

The Company has a net investment of approximately $55.2 million in loans and REIT-qualified joint ventures with FrontLine Capital Group (“FrontLine”) and Reckson Strategic Venture Partners, LLC (“RSVP”), a real estate venture capital fund whose common equity is held indirectly by FrontLine (collectively, the “RSVP / FLCG Investments”). Frontline was formed by the Company in 1997. The net carrying value of the RSVP / FLCG Investments was reassessed with no change by management at June 30, 2006 and is included in investments in affiliate loans and joint ventures on our consolidated balance sheets.

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

In November 2004, a joint venture in which RSVP owns approximately 47% executed a binding agreement to contribute its Catskills, NY resort properties (excluding residentially zoned land) to Empire Resorts Inc. (NASDAQ: NYNY) (“Empire”) for consideration of 18.0 million shares of Empire’s common stock and the right to appoint five members of their Board of Directors. On December 29, 2005, the agreement was terminated and the joint venture received options to purchase approximately 5.2 million shares of common stock of Empire at a price of $7.50 per share. The options will be exercisable until December 29, 2006. On June 30, 2006, the closing price of a share of Empire’s common stock was $6.95 per share.

We have discontinued the accrual of interest income with respect to the loans from the Operating Partnership and our share of GAAP equity in earnings, if any, from the RSVP-controlled REIT-qualified joint ventures until such income is realized through cash distributions.

In addition to the foregoing, our off-balance sheet arrangements consist of our approximate 5% indirect ownership interest in a joint venture that owns an investment in a New York City Class A office tower where our share of unconsolidated joint venture debt is approximately $11.7 million with an interest rate of 6.35% per annum and a remaining term of approximately 15 years, our 25% joint venture interest in the Australian JV where our share of unconsolidated joint venture debt is approximately $74.6 million with a weighted average interest rate of 5.3% per annum and a weighted average term of 5.3 years and our 30% joint venture interest in the property located at One Court Square, Long Island City, NY where our share of unconsolidated joint venture debt is $94.5 million with an interest rate of 4.91% per annum and a remaining term of approximately 9.1 years.

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

Back to Contents

The following table presents our FFO calculations (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Net income	$19,901	$17,766	$77,643	$35,120
Adjustments for basic Funds From Operations
Add:
Limited partners’ minority interest in the Operating Partnership	491	570	1,931	1,267
Real estate depreciation and amortization	33,505	30,175	65,656	57,488
Minority partners’ interests in consolidated partnerships	7,382	6,791	14,616	13,503
Deduct:
Gains on sales of depreciable real estate	—	—	44,669	—
Amounts distributable to minority partners in consolidated partnerships	6,860	5,478	13,205	11,202

Basic and Diluted Funds From Operations	$54,419	$49,824	$101,972	$96,176

Diluted Weighted Average Shares/OP Units outstanding (1)	85,758	84,913	85,705	84,845

(1)	Assumes conversion of limited partnership units of the Operating Partnership.

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

Back to Contents

The fair market value (“FMV”) of our long term debt and Note Receivable Investments is estimated based on discounting future cash flows at interest rates that we believe reflects the risks associated with long term debt and notes receivable of similar risk and duration.

The following table sets forth our long-term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at June 30, 2006 (dollars in thousands):

	For the Year Ending December 31,

	2006	2007	2008	2009	2010	Thereafter	Total (1)	FMV

Long term debt:
Fixed rate	$45,631	$269,048	$7,370	$307,028	$354,270	$806,671	$1,790,018	$1,830,908
Weighted average interest rate	7.97%	7.13%	7.22%	7.71%	4.33%	4.00%	5.29%
Variable rate	$—	$—	$92,000	$—	$—	$—	$92,000	$92,000
Weighted average interest rate	—	—	5.86%	—	—	—	5.86%
(1)	Includes aggregate unamortized issuance discounts of approximately $7.6 million on the senior unsecured notes which are due at maturity.

In addition, we have assessed the market risk for our variable rate debt, which is based upon LIBOR, and believe that a one percent increase in the LIBOR rate would have a $920,000 annual increase in interest expense based on $92.0 million of variable rate debt outstanding at June 30, 2006.

Back to Contents

The following table sets forth our Note Receivable Investments by scheduled maturity date, weighted average interest rates and estimated FMV at June 30, 2006 (dollars in thousands):

	For the Year Ending December 31,

	2006	2007	2008	2009	2010	Thereafter		Total (1)	FMV

Note Receivable Investments:
Fixed rate	$—	$40,000	$14,188	$25,000	$9,031	$96,760	(2)	$184,979	$184,912	(2)
Weighted average interest rate	—	16.25%	15.29%	17.50%	9.17%	9.00%		12.21%
Variable rate	$—	$—	$—	$500	$—	$—		$500	$500
Weighted average interest rate	—	—	—	5.35%	—%	—		5.35%
(1)	Excludes interest receivables and unamortized acquisition costs aggregating approximately $5.5 million.
(2)

Our investment balance, with respect to a participating loan investment, includes approximately $21.2 million of accretive interest which is due at maturity. The FMV calculation considers only accretive interest recorded through June 30, 2006.

In addition, we have assessed the market risk for our variable rate receivables, which are based upon LIBOR, and believe that a one percent increase in the LIBOR rate would have an approximate $5,000 annual increase in interest income based on a $500,000 variable rate note receivable outstanding at June 30, 2006.

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

Back to Contents

SELECTED PORTFOLIO INFORMATION

The following table sets forth our schedule of top 25 tenants based on base rental revenue as of July 1, 2006:

Tenant Name (1) (2)		Wtd. Avg. Term Remaining (years)	Total Square Feet	Percent of Pro Rata Share of Annualized Base Rental Revenue

*	Citigroup / Citibank	12.1	1,988,060	4.2%
*	Debevoise & Plimpton	15.5	586,528	3.6%
	D.E. Shaw	7.5	192,837	2.3%
	Amerada Hess Corporation	15.6	180,822	2.0%
*	Schering-Plough Corporation	0.4	152,970	1.8%
	King & Spalding	7.5	148,675	1.7%
*	Schulte Roth & Zabel	14.4	279,746	1.6%
*	Verizon Communications Inc.	1.4	271,384	1.5%
*	American Express	7.8	125,305	1.5%
*	Bank of America / Fleet Bank	4.4	199,089	1.4%
	County of Nassau	15.3	219,066	1.4%
*	MCI	4.2	180,305	1.2%
*	Fuji Photo Film USA	6.2	194,984	1.2%
	Westpoint Stevens	0.5	86,800	1.0%
	Arrow Electronics Inc.	7.5	163,762	1.0%
	Dun & Bradstreet Corp.	6.3	123,000	1.0%
	Westdeutsche Landesbank	9.8	53,000	0.9%
*	Banque Nationale De Paris	10.1	145,834	0.8%
	Washington Mutual	0.7	127,465	0.8%
*	JP Morgan Chase	5.4	88,060	0.8%
	North Fork Bank	12.5	126,770	0.8%
	Practicing Law Institute	7.7	77,500	0.8%
*	HQ Global	4.5	193,414	0.8%
	Vytra Healthcare	1.5	105,613	0.8%
*	Draft Worldwide Inc.	7.4	141,260	0.7%
(1)	Ranked by pro-rata share of annualized base rental revenue adjusted for pro rata share of joint venture interests.
(2)	Total square footage is based on currently leased space and excludes expansions or leases with future start dates.
*	Part or all of space occupied by tenant is in a joint venture building.

Back to Contents

Historical Non-Incremental Revenue-Generating Capital Expenditures, Tenant Improvement Costs and Leasing Commissions

The following table sets forth annual and per square foot non-incremental revenue-generating capital expenditures in which we paid or accrued, during the respective periods, to retain revenues attributable to existing leased space (at 100% of cost) for the years 2002 through 2005 and for the six month period ended June 30, 2006 for our consolidated office and industrial / flex properties:

	2002	2003		2004	2005		Average 2002-2005	YTD 2006

Suburban Office Properties
Total	$5,283,674	$6,791,336		$7,034,054	$8,402,936		$6,878,000	$4,539,844
Per Square Foot	$0.53	$0.67		$0.69	$0.78	(2)(3)	$0.67	$0.40	(5)
NYC Office Properties
Total	$1,939,111	$1,922,209		$2,515,730	$2,017,360		$2,098,603	$1,319,682
Per Square Foot	$0.56	$0.55		$0.56	$0.42	(4)	$0.52	$0.32	(4)
Flex / Industrial Properties
Total	$1,881,627	$1,218,401	(1)	$207,028	$38,723	(2)	$836,445	$11,344
Per Square Foot	$0.28	$0.23		$0.23	$0.05		$0.20	$0.03
(1)	Excludes non-incremental capital expenditures of $435,140 incurred during the fourth quarter of 2003 for the industrial properties which were sold during the period.
(2)	Includes costs related to the 17 properties sold to the Australian JV on September 21, 2005.
(3)	Per square foot calculations for suburban submarkets-office properties exclude 68 South Service Road and the Eastridge Portfolio.
(4)	Per square foot calculations, for NYC office properties, exclude One Court Square, a 1,401,609 square foot, triple net leased building in Long Island City, New York.
(5)	Per square foot calculations for suburban office properties exclude 68 South Service Road, a building that was recently placed in service.

Back to Contents

The following table sets forth annual and per square foot non-incremental revenue-generating tenant improvement costs and leasing commissions (at 100% of cost) which we committed to perform, during the respective periods, to retain revenues attributable to existing leased space for the years 2002 through 2005 and for the six month period ended June 30, 2006 for our consolidated office and industrial / flex properties:

	2002		2003		2004		2005		Average 2002-2005	YTD 2006		New		Renewal

Long Island Office Properties
Tenant Improvements	$1,917,466		$3,774,722		$4,856,604		$4,768,833		$3,829,406	$1,409,801		$1,121,068		$288,733
Per Square Foot Improved	$7.81		$7.05		$8.78		$11.25		$8.72	$13.72		$21.23		$5.78
Leasing Commissions	$1,026,970		$2,623,245		$2,345,325		$1,546,354		$1.885,474	$598,802		$306,250		$292,552
Per Square Foot Leased	$4.18		$4.90		$4.24		$3.65		$4.24	$5.83		$5.80		$5.86

Total Per Square Foot	$11.99		$11.95		$13.02		$14.90		$12.96	$19.55		$27.03		$11.64

Westchester Office Properties
Tenant Improvements	$6,391,589	(1)	$3,732,370		$6,323,134		$5,296,662		$5,435,939	$3,788,661		$1,444,490		$2,344,171
Per Square Foot Improved	$15.05		$15.98		$11.95		$12.37		$13.84	$11.45		$22.40		$8.80
Leasing Commissions	$1,975,850	(1)	$917,487		$2,671,548		$1,923,552		$1,872,109	$1,528,326		$483,171		$1,045,155
Per Square Foot Leased	$4.65		$3.93		$5.05		$4.49		$4.53	$4.62		$7.49		$3.93

Total Per Square Foot	$19.70		$19.91		$17.00		$16.86		$18.37	$16.07		$29.89		$12.73

Connecticut Office Properties
Tenant Improvements	$491,435		$588,087		$3,051,833		$3,895,369		$2,006,681	$3,288,712		$2,755,883		$532,829
Per Square Foot Improved	$3.81		$8.44		$12.71		$11.86		$9.20	$19.29		$32.64		$6.19
Leasing Commissions	$307,023		$511,360		$1,493,664		$1,819,504		$1,032,888	$1,225,212		$1,086,500		$138,712
Per Square Foot Leased	$2.38		$7.34		$6.22		$5.54		$5.37	$7.19		$12.87		$1.61

Total Per Square Foot	$6.19		$15.78		$18.93		$17.40		$14.57	$26.48		$45.51		$7.80

New Jersey Office Properties
Tenant Improvements	$2,842,521		$4,327,295		$1,379,362		$2,421,779		$2,742,739	$2,762,533		$1,847,668		$914,865
Per Square Foot Improved	$10.76		$11.57		$7.12		$15.49		$11.24	$11.56		$13.34		$9.10
Leasing Commissions	$1,037,012		$1,892,635		$832,658		$1,394,470		$1,289,194	$1,902,200		$964,279		$937,921
Per Square Foot Leased	$3.92		$5.06		$4.30		$8.92		$5.55	$7.96		$6.97		$9.33

Total Per Square Foot	$14.68		$16.63		$11.42		$24.41		$16.79	$19.52		$20.31		$18.43

Total Suburban Markets - Office Properties
Tenant Improvements	$11,643,011		$12,422,474		$15,610,933		$16,382,643		$14,014,765	$11,249,707		$7,169,109		$4,080,598
Per Square Foot Improved	$10.95		$10.24		$10.30		$12.25		$10.48	$13.34		$21.07		$8.11
Leasing Commissions	$4,346,855		$5,944,728		$7,343,194		$6,683,880		$6,079,664	$5,254,540		$2,840,200		$2,414,340
Per Square Foot Leased	$4.09		$4.90		$4.84		$5.00		$4.55	$6.23		$8.35		$4.80

Total Per Square Foot	$15.04		$15.14		$15.14		$17.25		$15.03	$19.57		$29.42		$12.91

New York City Office Properties
Tenant Improvements	$4,350,106		$5,810,017	(2)(3)	$9,809,822	(3)(4)	$10,648,442	(2)(4)	$7,654,597	$2,341,897	(5)	$2,315,161	(5)	$26,736
Per Square Foot Improved	$18.39		$32.84		$23.21		$28.20		$25.66	$36.86		$41.77		$3.29
Leasing Commissions	$2,019,837		$2,950,330	(2)	$3,041,141	(4)	$4,418,706	(2)(4)	$3,107,504	$1,019,877	(5)	$1,002,265	(5)	$17,612
Per Square Foot Leased	$8.54		$16.68		$7.19		$11.70		$11.03	$16.05		$18.08		$2.17

Total Per Square Foot	$26.93		$49.52		$30.40		$39.90		$36.69	$52.91		$59.85		$5.46

Industrial / Flex Properties
Tenant Improvements	$1,850,812		$1,249,200		$310,522		$112,781		$880,829	$0.00		$0.00		$0.00
Per Square Foot Improved	$1.97		$2.42		$2.27		$2.46		$2.28	$0.00		$0.00		$0.00
Leasing Commissions	$890,688		$574,256		$508,198		$65,740		$509,720	$0.00		$0.00		$0.00
Per Square Foot Leased	$0.95		$1.11		$3.71		$1.43		$1.80	$0.00		$0.00		$0.00

Total Per Square Foot	$2.92		$3.53		$5.98		$3.89		$4.08	$0.00		$0.00		$0.00

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

(5)	Excludes 133,727 square foot lease to National Hockey League at 1185 Avenue of the Americas. Tenant allowance was granted in the form of a rent concession for the deal.

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

Back to Contents

The following table sets forth our components of paid or accrued non-incremental and incremental revenue-generating capital expenditures, tenant improvements and leasing costs for the periods presented as reported on our “Statements of Cash Flows – Investment Activities” contained in our consolidated financial statements (in thousands):

	Six months ended June 30,

	2006	2005

Capital expenditures:
Non-incremental	$3,700	$4,864
Incremental	4,732	5,059
Tenant improvements:
Non-incremental	12,027	11,871
Incremental	9,081	8,697

Additions to commercial real estate properties	$29,540	$30,491

Leasing costs:
Non-incremental	$6,012	$6,833
Incremental	4,526	2,275

Payment of deferred leasing costs	$10,538	$9,108

Acquisition and development costs	$30,780	$22,590

Back to Contents

The following table sets forth our lease expiration schedule, as adjusted for pre-leased space and inclusive of joint venture interests, at July 1, 2006 for our total portfolio of properties, our office portfolio and our flex portfolio:

Total Portfolio

Year of Expiration	Number of Leases Expiring	Square Feet Expiring	Percentage of Total Portfolio Square Footage	Cumulative Percentage of Total Portfolio Square Footage

2006	128	755,553	3.7%	3.7%
2007	163	1,503,666	7.5%	11.2%
2008	177	1,352,702	6.7%	17.9%
2009	152	1,373,750	6.8%	24.7%
2010	185	2,181,972	10.8%	35.5%
2011 and thereafter	537	11,165,350	55.3%	90.8%

Total/Weighted Average	1,342	18,332,993	90.8%

Total Portfolio Square Feet		20,190,094

Office Portfolio

Year of Expiration	Number of Leases Expiring	Square Feet Expiring	Percentage of Total Office Square Footage	Cumulative Percentage of Total Portfolio Square Footage

2006	127	719,494	3.7%	3.7%
2007	160	1,451,144	7.5%	11.2%
2008	175	1,320,459	6.8%	18.0%
2009	151	1,328,769	6.9%	24.9%
2010	182	1,926,276	10.0%	34.9%
2011 and thereafter	528	10,963,204	56.7%	91.6%

Total/Weighted Average	1,323	17,709,346	91.6%

Total Office Portfolio Square Feet		19,326,702

Flex Portfolio

Year of Expiration	Number of Leases Expiring	Square Feet Expiring	Percentage of Total Flex Square Footage	Cumulative Percentage of Total Portfolio Square Footage

2006	1	36,059	4.2%	4.2%
2007	3	52,522	6.1%	10.3%
2008	2	32,243	3.7%	14.0%
2009	1	44,981	5.2%	19.2%
2010	3	255,696	29.6%	48.8%
2011 and thereafter	9	202,146	23.4%	72.2%

Total/Weighted Average	19	623,647	72.2%

Total Flex Portfolio Square Feet		863,392

Back to Contents

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On or about June 23, 2006, a lawsuit was commenced in the Superior Court of New Jersey, Chancery Division, Morris County, New Jersey against Reckson Associates Realty Corp. and Reckson Operating Partnership, L.P. (collectively “Reckson”), among other parties, in which the plaintiff alleges that Reckson tortiously interfered with the plaintiff’s purported right under a non-binding “term sheet” executed between the plaintiff and a former tenant at Three Giralda Farms, Madison, New Jersey (the “Property”), a property owned by Reckson. The plaintiff seeks, among other things, a judgment for damages against Reckson relating to this alleged “tortious interference.”  The plaintiff also seeks to enjoin Reckson from leasing the Property pending the disposition of the lawsuit, and the Court granted temporary restraints on June 27, 2006, which were continued on July 25, 2006 through August 28, 2006. Reckson has indemnified its former tenant against the claims alleged by plaintiff in the lawsuit. Reckson intends to vigorously contest all of the plaintiff’s claims, which it believes to be without merit.

On August 4, 2006, Robert Lowinger filed a purported class action lawsuit in the Supreme Court of the State of New York, Nassau County, on behalf of himself and all other Reckson stockholders against the Company, and our Board of Directors, seeking to enjoin the sale of the Company to SL Green Realty Corp. (“SL Green”), and related transactions in which the Reckson Investment Group (consisting of defendant Scott Rechler and certain other members of Reckson’s executive management) and Marathon Asset Management will acquire certain assets of the Company from SL Green. Lowinger alleges that in exchange for agreeing to sell the Company to SL Green for a value less than its true value, the Reckson Investment Group was able to acquire valuable Reckson assets on very favorable terms, at the expense of Reckson’s stockholders. Lowinger asserts claims of breach of fiduciary duty against Reckson and its directors, and aiding and abetting breach of fiduciary duty against SL Green. Lowinger seeks an injunction prohibiting the transaction (or, in the event the transaction is consummated, an order rescinding it), as well as damages and costs, including plaintiff’s attorneys’ and experts’ fees.

Except as provided above, we are not presently subject to any material litigation nor, to our knowledge, is any litigation threatened against us, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on our liquidity, results of operations or business or financial condition.

Item 1A. Risk Factors

The announcement of our proposed Merger with SL Green may have a negative effect on our business, financial condition and operating results.

In response to our announcement and the potential uncertainty about our future operating strategy and decisions, tenants may delay, defer or cancel leases or contracts with us, which could negatively affect our revenues and results of operations. In addition, current and prospective employees may experience uncertainty about their future role with the combined company, which may impair our ability to attract and retain key management, development, marketing and other personnel, which could further affect our operating results. Declining results could have negative consequences on our relationships with and obligations to tenants, joint venture partners, creditors and others with whom we have business relationships. A negative impact on operating results could also cause a decline in our stock price.

If we are unable to realize our proposed merger with SL Green, our business, financial condition, operating results and stock price could suffer.

If our shareholders do not approve the transactions contemplated by the Merger Agreement or we otherwise fail to satisfy the closing conditions to the transaction, we could face adverse consequences, including:

•	we would remain liable for significant costs relating to the transaction, including, among others, legal, accounting, financial advisory and financial printing expenses;
•	activities relating to the proposed merger and related uncertainties could divert management’s attention from our day-to-day business and disrupt our operations;
•	an announcement that we have abandoned the proposed merger could trigger a decline in our stock price to the extent that our stock price reflects a market assumption that we will complete the merger;
•	we could be required to pay SL Green a termination fee and/or expense reimbursement if the Merger Agreement is terminated under certain circumstances; and
•	we may forego alternative business opportunities or fail to respond effectively to competitive pressures.

The Merger Agreement limits our ability to pursue alternatives to the proposed merger.

Back to Contents

Under the Merger Agreement, we are generally precluded from encouraging or participating in any discussions that could lead to an alternative acquisition proposal. Similarly our Board of Directors is restricted in its ability to withdraw or modify its recommendation that our shareholders approve this merger. In certain circumstances, our Board of Directors may terminate the Merger Agreement or withdraw or modify its recommendation that our shareholders approve this merger in order to pursue a proposal that it deems to be superior. In these circumstances, we would be required to pay SL Green a termination fee and expense reimbursement.

The effect of these provisions could be to discourage or prevent a party interested in a possible acquisition of our Company from pursuing an offer to acquire us. The occurrence of these events individually or in combination could have a material adverse effect on our business, financial condition, cash flows and operating results.

Certain restrictive pre-closing covenants in the Merger Agreement may negatively affect our business, financial condition, operating results and cash flows.

Pending completion of the proposed merger, we have agreed to conduct our business in the ordinary course and consistent with our past practices. We have also agreed to restrictions on the conduct of our business. These restrictions could have a material adverse effect on our business, financial condition, cash flows, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Securities Holders

On May 25, 2006, the Company held its annual meeting of stockholders. The matters on which the stockholders voted, in person or by proxy, were (1) the election of nine directors to serve until the 2007 annual meeting of stockholders and until their respective successors are duly elected and qualified and (2) to ratify the selection of Ernst & Young LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2006. The nine nominees were elected and the selection of the independent registered public accounting firm was ratified. The results of the voting are set forth below:

	Votes Cast For	Withheld	Votes Cast Against	Abstain

Election of Directors:
Peter Quick	74,881,643	103,945	N/A	N/A
Stanley Steinberg	74,880,278	105,310	N/A	N/A
John Ruffle	74,882,705	102,883	N/A	N/A
Elizabeth McCaul	74,883,296	102,292	N/A	N/A
Douglas Crocker	74,784,514	201,074	N/A	N/A
Scott Rechler	74,196,764	788,824	N/A	N/A
Lewis Ranieri	71,095,972	3,889,616	N/A	N/A
Ronald Menaker	74,882,269	103,319	N/A	N/A
Michael Maturo	72,847,957	2,137,631	N/A	N/A
Ratification of independent registered public accounting firm	74,059,759	N/A	907,735	18,094

Item 5. Other information

a)

On July 10, 2006, Dr. Edward R. Casas was appointed as an independent director of the Company’s Board of Directors. At such time, Dr. Casas also was appointed as a member of the Executive Committee, Nominating and Corporate Governance Committee, the Compensation Committee and Affiliate Transaction Committee of the Board of Directors. There are no arrangements or understandings between Dr. Casas and any other person pursuant to which Dr. Casas was appointed as a director, and neither Dr. Casas nor any member of his immediate family has or had, since the beginning of the Company’s last fiscal year, a material interest in any transaction or proposed transaction with the Company.

Back to Contents

b)	On August 3, 2006, the Company, the Operating Partnership, SL Green Realty Corp. (“Parent”), Wyoming Acquisition Corp. (“Purchaser”), Wyoming Acquisition GP LLC and Wyoming Acquisition Partnership LP entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, the Company will merge with and into Purchaser (the “Merger”), with Purchaser continuing after the Merger as the surviving entity. At the effective time of the Merger, each of the issued and outstanding shares of common stock of the Company will be converted into the right to receive (i) $31.68 in cash, and (ii) 0.10387 of a share of the common stock, par value $0.01 per share, of Parent (the “Merger Consideration”).
In addition, under the terms of the Merger Agreement, Wyoming Acquisition LP will merge with and into the Operating Partnership (the “Partnership Merger”), with the Operating Partnership continuing after the Partnership Merger as the surviving entity. At the effective time of the Partnership Merger, each common unit in the Operating Partnership will be converted into the right to receive the applicable amount of Merger Consideration, in respect of the number of shares of Reckson common stock issuable upon exchange of each such common unit in accordance with the Amended and Restated Agreement of Limited Partnership of the Operating Partnership as if such common units were converted or exchanged for an equal number of Reckson common shares immediately prior to the effective time of the Merger.
At the effective time of the Merger, any options which have not been exercised will be cancelled and holders will be paid the Merger Consideration in respect of such options; the exercise price of the options will first be deducted from the cash consideration and then second from the stock consideration, if necessary. All outstanding options are currently vested. Restricted stock whether or not vested, will be converted into the right to receive the Merger Consideration as if such restricted stock had vested immediately prior to the effective time of the Merger. Restricted stock units whether or not vested, and LTIP Units whether or not vested (other than certain LTIP Units held by Messrs. Rechler, Maturo and Barnett, the vesting and payment rights to which they are waiving pursuant to the Amendments described below) will be converted into the right to receive the Merger Consideration (on a one-for-one basis).
The Company has agreed to certain covenants, including, among others, subject to certain exceptions described in the Merger Agreement, an obligation not to initiate, solicit, encourage or facilitate (including by way of furnishing nonpublic information or assistance) any inquiries or the making of any proposal or other action that constitutes or may reasonably be expected to lead to any competing transaction (as defined in the Merger Agreement) or enter into discussions or negotiate with any person in furtherance of such inquiries or to obtain a competing transaction. Prior to the closing, the Company has agreed to operate its business in the ordinary course consistent with past practice and not to take certain actions specified in the Merger Agreement. The Company will be permitted to pay its regular quarterly dividends through the consummation of the Merger.
Consummation of the Merger is subject to customary conditions, including the approval of the Merger by the holders of the Company’s common stock, the registration of SL Green’s shares of common stock to be issued in the Merger, the listing of such shares on the New York Stock Exchange and the absence of any order, injunction or legal restraint or prohibition preventing the consummation of the Merger. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including (i) the accuracy of the representations and warranties of the other party (subject to the materiality standards contained in the Merger Agreement), (ii) compliance in all material respects of the other party with its covenants, (iii) the absence of a material adverse effect (as defined in the Merger Agreement) on the other party and (iv) the delivery of opinions with respect to each other’s status as a real estate investment trust.
The Merger Agreement contains certain termination rights for both the Company and SL Green and provides that, upon termination of the Merger Agreement under specified circumstances described in the Merger Agreement, the Company would be required to pay SL Green a termination fee of $99.8 million, and/or that the Company would be required to reimburse SL Green for its out-of-pocket costs and expenses up to $13.0 million.
The Merger Agreement contains representations and warranties that the parties have made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the contract between the parties, and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating its terms. Moreover, the representations and warranties are subject to a contractual standard of materiality that may be different from what may be viewed as material to shareholders, and the representations and warranties may have been intended not as statements of fact, but rather as a way of allocating risk among the parties.

In connection with the Merger Agreement, Scott Rechler, Michael Maturo, and Jason Barnett each entered into an Agreement to Amend their existing Employment and Noncompetition Agreement and Severance Agreement (the “Amendments”). Pursuant to the Amendments, each executive agreed to: (1) reduce the period of time he will be entitled to receive severance following a termination of employment in connection with a change in control from five years to three years, and to cap the cash severance he is entitled to receive under his existing severance agreement, (2) waive all rights to vesting and payment of certain outstanding long-term incentive awards, (3) further reduce the payments and benefits he is otherwise entitled to receive in connection with a change in control if the total amount of payments and benefits exceed his “safe harbor amount” under the Internal Revenue Code’s so-called “golden parachute rules” by 5% or less so that the total change in control-related payments and benefits paid or provided to him will not exceed his safe harbor amount, and (4) not compete with the Company in the acquisition, operation or management of any office real estate property in any of the submarkets in the borough of Manhattan, New York for the period commencing on August 3, 2006 through the earlier of August 3, 2007 or the six-month anniversary of the closing. The parties also agreed to extend the terms of their existing Employment and Noncompetition Agreements and Severance Agreements through April 30, 2007. In addition, the Company agreed to assign certain existing split-dollar life insurance policies to the executives at their request in connection with a change in control of the Company.

c)	There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits

Exhibits

2.1	Agreement and Plan of Merger dated as of August 3, 2006 by and among SL Green Realty Corp., others, the Registrant and the Operating Partnership.

10.1	Indemnification Agreement, dated July 10, 2006, between the Registrant and Edward R. Casas.

10.2	Agreement to Amend Employment and Non-competition Agreement and Severance Agreement by and between Scott Rechler and the Registrant dated August 3, 2006.

10.3	Agreement to Amend Employment and Non-competition Agreement and Severance Agreement by and between Michael Maturo and the Registrant dated August 3, 2006.

10.4	Agreement to Amend Employment and Non-competition Agreement and Severance Agreement by and between Jason Barnett and the Registrant dated August 3, 2006.

31.1	Certification of Scott H. Rechler, Chairman of the Board, Chief Executive Officer and Director of the Registrant, pursuant to Rule 13a – 14(a) or Rule 15(d) – 14(a).

31.2	Certification of Michael Maturo, President, Treasurer, Chief Financial Officer and Director of the Registrant, pursuant to Rule 13a – 14(a) or Rule 15(d) – 14(a).

32.1	Certification of Scott H. Rechler, Chairman of the Board, Chief Executive Officer and Director of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Michael Maturo, President, Treasurer, Chief Financial Officer and Director of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

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

DATE: August 8, 2006