Form 10-Q
period 2006-09-30
RECKSON ASSOCIATES REALTY CORP
filed 2006-11-13
CIK 930548

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Commission file number: 1-13762

RECKSON ASSOCIATES REALTY CORP.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	11-3233650 (IRS Employer Identification Number)

625 Reckson Plaza, Uniondale, NY (Address of principal executive office)	11556 (zip code)

(516) 506-6000

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

Yes    No .

The Company has one class of common stock, par value $.01 per share, with 83,762,635 shares outstanding as of November 7, 2006.

RECKSON ASSOCIATES REALTY CORP.

QUARTERLY REPORT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Back to Contents

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RECKSON ASSOCIATES REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2006	December 31, 2005

	(unaudited)
ASSETS
Commercial real estate properties, at cost:
Land	$430,822	$430,064
Buildings and improvements	2,931,330	2,823,020
Developments in progress:
Land	126,861	123,761
Development costs	120,693	99,570
Furniture, fixtures and equipment	13,583	12,738

	3,623,289	3,489,153
Less accumulated depreciation	(615,724)	(532,152)

Investments in real estate, net of accumulated depreciation	3,007,565	2,957,001
Properties and related assets held for sale, net of accumulated depreciation	68,249	194,297
Investments in real estate joint ventures	46,238	61,526
Investments in mortgage notes and notes receivable	201,128	174,612
Cash and cash equivalents	16,372	17,468
Tenant receivables	17,831	20,196
Investments in affiliate loans and joint ventures	58,948	59,324
Deferred rents receivable	152,376	138,990
Prepaid expenses and other assets	108,258	109,381
Deferred leasing and loan costs, net of accumulated amortization	84,459	78,411

Total Assets	$3,761,424	$3,811,206

LIABILITIES
Mortgage notes payable	$420,901	$541,382
Mortgage notes payable and other liabilities associated with properties held for sale	63,733	84,572
Unsecured credit facility	205,000	419,000
Senior unsecured notes	1,255,059	980,085
Accrued expenses and other liabilities	122,885	120,994
Deferred revenues and tenant security deposits	72,919	75,903
Dividends and distributions payable	36,583	36,398

Total Liabilities	2,177,080	2,258,334

Minority partners’ interests in consolidated partnerships	262,339	217,705
Preferred unit interest in the operating partnership	1,200	1,200
Limited partners’ minority interest in the operating partnership	30,476	33,498

	294,015	252,403

Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par value, 25,000,000 shares authorized	—	—
Common Stock, $.01 par value, 200,000,000 shares authorized 83,466,430 and 82,995,931 shares issued and outstanding, respectively	835	830
Accumulated other comprehensive income	2,102	1,819
Treasury Stock, 3,318,600 shares	(68,492)	(68,492)
Retained earnings	36,823	56,868
Additional paid in capital	1,319,061	1,309,444

Total Stockholders’ Equity	1,290,329	1,300,469

Total Liabilities and Stockholders’ Equity	$3,761,424	$3,811,206

(see accompanying notes to financial statements)

Back to Contents

RECKSON ASSOCIATES REALTY CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except per share and share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

PROPERTY OPERATING REVENUES:
Base rents	$118,584	$122,693	$363,244	$353,151
Tenant escalations and reimbursements	22,310	21,055	60,613	56,157

Total property operating revenues	140,894	143,748	423,857	409,308

OPERATING EXPENSES:
Property operating expenses	66,527	58,340	183,736	162,299
Marketing, general and administrative	9,551	8,136	28,508	24,372
Depreciation and amortization	32,777	34,872	101,660	94,510

Total operating expenses	108,855	101,348	313,904	281,181

Operating income	32,039	42,400	109,953	128,127

NON-OPERATING INCOME AND EXPENSES:
Gains on sales of real estate	—	85,512	35,393	85,512
Interest income on mortgage notes and notes receivable (including $1,881, $479, $4,129 and $1,318, respectively from related parties)	6,020	3,818	17,021	9,598
Investment income and other	3,883	6,543	18,289	7,677
Interest:
Expense	(27,531)	(31,982)	(82,736)	(82,807)
Amortization of deferred financing costs	(1,071)	(1,021)	(3,210)	(3,080)
Long-term incentive compensation expense	(2,082)	—	(7,937)	—

Total non-operating income and expenses	(20,781)	62,870	(23,180)	16,900

Income before minority interests, equity in earnings of real estate joint ventures and discontinued operations	11,258	105,270	86,773	145,027
Minority partners’ interests in consolidated partnerships	(3,120)	(3,740)	(11,066)	(11,368)
Limited partners’ minority interest in the operating partnership	(283)	(3,298)	(2,525)	(4,615)
Equity in earnings of real estate joint ventures	678	248	2,889	482

Income before discontinued operations	8,533	98,480	76,071	129,526
Discontinued operations (net of limited partners’ interest):
Income from discontinued operations	—	1,460	819	5,356
Gains on sales of real estate	741	13,615	10,027	13,790

Net income	$9,274	$113,555	$86,917	$148,672

Basic net income per weighted average common share:
Common	$.10	$.20	$.50	$.58
Gains on sales of real estate	—	1.00	.41	1.01
Discontinued operations	.01	.18	.13	.23

Basic net income per common share	$.11	$1.38	$1.04	$1.82

Diluted net income per weighted average common share	$.11	$1.37	$1.04	$1.81

Basic weighted average common shares outstanding	83,353,034	82,544,645	83,212,003	81,847,595
Diluted weighted average common shares outstanding	84,188,161	83,026,184	83,819,317	82,284,475

(see accompanying notes to financial statements)

Back to Contents

RECKSON ASSOCIATES REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$86,917	$148,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	106,154	100,093
Minority partners’ interests in consolidated partnerships	11,066	11,368
Limited partners’ minority interest in the operating partnership	2,879	5,296
Gains on sales of real estate	(45,747)	(99,764)
Sale of option to acquire joint venture interest	(9,016)	—
Undistributed earnings from real estate joint ventures	(1,636)	(482)
Changes in operating assets and liabilities:
Deferred rents receivable	(13,342)	(26,794)
Prepaid expenses and other assets	1,364	(495)
Tenant receivables	2,386	(589)
Accrued expenses and other liabilities	(21,357)	15,578
Tenant security deposits	(5,302)	(1,545)

Net cash provided by operating activities	114,366	151,338

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Purchases of commercial real estate properties	—	(624,073)
Additions to Note Receivable Investments	(38,730)	(78,659)
Repayments of Notes Receivable Investments	16,990	3,402
Additions to developments in progress	(41,602)	(35,967)
Additions to commercial real estate properties	(49,338)	(55,125)
Payment of deferred leasing costs	(15,996)	(15,590)
Investments in real estate joint ventures	—	(6,221)
Distributions from unconsolidated real estate joint ventures	3,551	—
Additions to furniture, fixtures and equipment	(462)	(615)
Proceeds from sale of option to acquire joint venture interest	9,016	—
Proceeds from sales of real estate	184,484	23,681
Increase in contract and land deposits and pre-acquisition costs	(1,874)	(8,830)

Net cash provided by (used in) investing activities	66,039	(797,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured borrowings	—	562,601
Principal payments on secured borrowings	(120,712)	(56,733)
Proceeds from issuance of senior unsecured notes, net of issuance costs	272,819	281,750
Payment of loan and equity issuance costs	(830)	(15,559)
Proceeds from unsecured credit facility	157,000	337,000
Principal payments on unsecured credit facility	(371,000)	(341,500)
Proceeds from unsecured bridge facility	—	470,000
Principal payments on unsecured bridge facility	—	(470,000)
Proceeds from unsecured term loan	250,000	—
Principal payments on unsecured term loan	(250,000)	—
Proceeds from issuance of common stock, net of issuance costs, and exercise of stock options	2,677	3,837
Contributions by minority partners in consolidated partnerships	1,878	—
Distributions to minority partners in consolidated partnerships	(12,950)	(8,133)
Distributions to limited partners in the operating partnership	(3,620)	(4,299)
Dividends to common shareholders	(106,763)	(104,643)

Net cash (used in) provided by financing activities	(181,501)	654,321

Net increase (decrease) in cash and cash equivalents	(1,096)	7,662
Cash and cash equivalents at beginning of period	17,468	25,137

Cash and cash equivalents at end of period	$16,372	$32,799

(see accompanying notes to financial statements)

Back to Contents

RECKSON ASSOCCIATES REALTY CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

The Company became the sole general partner of Reckson Operating Partnership, L.P. (the “Operating Partnership”) by contributing substantially all of the net proceeds of the IPO in exchange for an approximate 73% interest in the Operating Partnership. The remaining 27% interest in the Operating Partnership was owned primarily by investors who contributed properties or interests in properties to the Operating Partnership in exchange for common units of limited partnership interest in the Operating Partnership (“OP Units”). Since the IPO the Company has completed numerous equity transactions and contributed any net proceeds received to the Operating Partnership, thereby increasing its general partnership interest. The Company’s ownership percentage in the Operating Partnership was approximately 96.9% and 96.8% at September 30, 2006 and December 31, 2005, respectively. All properties acquired by the Company are held by or through the Operating Partnership.

2. BASIS OF PRESENTATION

The accompanying interim unaudited financial statements have been prepared by the Company’s management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate so as not to make the information presented misleading. The unaudited financial statements at September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.

The accompanying consolidated financial statements include the consolidated financial position of the Company, the Operating Partnership and the Service Companies (as defined below) at September 30, 2006 and December 31, 2005 and the consolidated results of their operations for the three and nine month periods ended September 30, 2006 and 2005, respectively, and their cash flows for the nine months ended September 30, 2006 and 2005, respectively. The Operating Partnership’s investments in majority owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners’ interest. The Operating Partnership’s investments in real estate joint ventures, where it owns less than a controlling interest, are reflected in the accompanying financial statements on the equity method of accounting. The Service Companies, which provide management, development and construction services to the Company, the Operating Partnership and to third parties include Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Minority partners’ interests in consolidated partnerships represent a 49% non-affiliated interest in RT Tri-State LLC, owner of a six property suburban office portfolio located within the New York Tri-State Markets, a 40% non-affiliated interest in Omni Partners, L.P., owner of a 579,000 square foot suburban office property (the “Omni Property”), and a 49% non-affiliated interest in Metropolitan 919 3rd Avenue, LLC, owner of the property located at 919 Third Avenue, New York, NY. Limited partners’ minority interest in the Operating Partnership was approximately 3.1% and 3.2% at September 30, 2006 and December 31, 2005, respectively.

At September 30, 2006, the Operating Partnership’s investments in unconsolidated real estate joint ventures consisted of a 30% interest in the 1.4 million square foot Class A office tower located at One Court Square, Long Island City, NY (the “Court Square JV”), a 25% interest in Reckson Australia Operating Company LLC, owner of a 19 suburban office property portfolio, located within the New York Tri-State Markets, containing approximately 2.7 million square feet (the “Australian JV”) and an approximate 5% indirect ownership interest in a 550,000 square foot office condominium in a Class A office tower located at 1166 Avenue of the Americas in New York, NY.

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

Depreciation is computed utilizing the straight-line method over the estimated useful lives of ten to thirty years for buildings and improvements and five to ten years for furniture, fixtures and equipment. Tenant improvements, which are included in buildings and improvements, are amortized on a straight-line basis over the term of the related leases. Depreciation expense for each of the three and nine month periods ended September 30, 2006 and 2005 amounted to approximately $24.4 million, $71.5 million, $24.4 million and $67.7 million, respectively.

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

Tenants’ lease security deposits aggregating approximately $9.0 million and $5.5 million at September 30, 2006 and December 31, 2005, respectively, have been included in cash and cash equivalents on the accompanying balance sheets.

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

We incurred approximately $305,000 and $750,000 and $635,000 and $1.7 million of bad debt expense and related costs related to tenant receivables during the three and nine month periods ended September 30, 2006 and 2005, respectively, which accordingly reduced our total revenues and reported net income during those periods.

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

Current pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement No. 157”). Statement No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. Statement No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Statement No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. Statement No. 157 is effective in fiscal years beginning after November 15, 2007. We believe that the adoption of this standard on January 1, 2008 will not have a material effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), which becomes effective on January 1, 2007. SAB No. 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. We are currently evaluating the impact of adopting SAB No. 108.

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

Pursuant to the terms of the mortgage note encumbering the six Landmark Square properties located in Stamford, CT, the note was prepayable prior to its November 1, 2006 maturity date. On September 15, 2006, we satisfied the note and unencumbered the properties by repaying the outstanding balance of approximately $40.6 million with proceeds from a borrowing under our Credit Facility.

At September 30, 2006, we had 11 fixed rate mortgage notes payable with an aggregate outstanding principal amount of approximately $484.2 million. These mortgage notes are secured by properties with an aggregate cost basis at September 30, 2006 of approximately $1.0 billion and which are pledged as collateral against the mortgage notes payable. The mortgage notes bear interest at rates ranging from 5.20% to 8.50%, and mature between 2007 and 2015. The weighted average interest rate on the outstanding mortgage notes payable at September 30, 2006 was approximately 7.0%.

On October 6, 2006, we sold five of our properties to the Australian JV, subject to their mortgage debt of approximately $63.3 million. The Australian JV subsequently prepaid the mortgage note securing one of the properties.

Certain of the mortgage notes payable are guaranteed by the Company and/or certain limited partners in the Operating Partnership. In addition, consistent with customary practices in non-recourse lending, certain non-recourse mortgages may be recourse to the Company under certain limited circumstances including environmental issues and breaches of material representations.

Back to Contents

The following table sets forth our mortgage notes payable at September 30, 2006, by scheduled maturity date (dollars in thousands):

Property		Principal Amount Outstanding	Interest Rate	Maturity Date	Amortization Term (Years)

100 Summit Lake Drive, Valhalla, NY		$13,249	8.50%	April, 2007	15
333 Earle Ovington Blvd., Mitchel Field, NY	(a)	49,702	7.72%	August, 2007	25
810 Seventh Avenue, NY, NY	(b)	76,413	7.73%	August, 2009	25
275 Broadhollow Road, Melville, NY	(b)	14,871	7.73%	August, 2009	25
90 Merrick Avenue, East Meadow, NY	(b)	18,241	7.73%	August, 2009	25
580 White Plains Road, Tarrytown, NY	(c)	11,809	7.86%	September, 2010	25
520 Broadhollow Road, Melville, NY	(c)	11,869	5.20%	October, 2010	Interest Only
50 Marcus Avenue, Melville, NY	(c)	28,277	5.20%	October, 2010	Interest Only
1660 Walt Whitman Road, Melville, NY	(c)	11,386	5.20%	October, 2010	Interest Only
919 Third Avenue, NY, NY	(d)	235,901	6.87%	July, 2011	30
711 Westchester Avenue, White Plains, NY		12,525	5.36%	January, 2015	30(e)

Total / Weighted average		$484,243	7.00%

(a)	At September 30, 2006, we had a 60% general partnership interest in this property and our proportionate share of the aggregate principal amount of the mortgage was approximately $29.8 million.
(b)	These mortgages are cross-collateralized.
(c)

The properties secured by these mortgages were sold to the Australian JV in October 2006. The Australian JV subsequently prepaid the mortgage note securing the property located at 580 White Plains Road.

(d)	We have a 51% membership interest in this property and our proportionate share of the aggregate principal amount of the mortgage is approximately $120.3 million.
(e)	This mortgage note is interest only through January 2007 and then amortizes over a 30-year period.

Scheduled principal repayments to be made during the next five years and thereafter, for mortgage notes payable outstanding at September 30, 2006, are as follows (in thousands):

	Principal Amortization	Due at Maturity	Total

2006	$2,356	$—	$2,356
2007	8,406	60,642	69,048
2008	7,370	—	7,370
2009	6,774	100,254	107,028
2010	4,665	62,105	66,770
Thereafter	3,236	228,435	231,671

	$32,807	$451,436	$484,243

At September 30, 2006, our unconsolidated joint ventures had total indebtedness of approximately $841.6 million, which was comprised of $35.0 million of floating rate unsecured debt and approximately $806.6 million of fixed rate mortgage indebtedness with a weighted average interest rate of approximately 5.5% and a weighted average maturity of approximately 8.9 years. Our aggregate pro-rata share of the unconsolidated joint venture debt was approximately $181.9 million.

4. SENIOR UNSECURED NOTES

During March 2006, the Operating Partnership issued $275.0 million aggregate principal amount of ten-year 6.00% senior unsecured notes. Interest on the notes will be payable semi-annually on May 15 and November 15, commencing May 15, 2006. Prior to the issuance of these notes, we entered into an anticipatory interest rate hedge instrument to protect ourselves against potentially rising interest rates. At the time the notes were issued, this instrument was settled and we received a net benefit of approximately $490,000. Such benefit has been recorded to OCI and is being amortized as a yield adjustment to the fixed rate notes. The net proceeds from the offering, after the underwriter’s discounts and expenses, were approximately $272.5 million and were used for the repayment of amounts outstanding under our term loan. (See Note 5)

Back to Contents

At September 30, 2006, the Operating Partnership had outstanding approximately $1.26 billion (net of unamortized issuance discounts) of senior unsecured notes (the “Senior Unsecured Notes”). The following table sets forth the Operating Partnership’s Senior Unsecured Notes and other related disclosures by scheduled maturity date (dollars in thousands):

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

Interest on the Senior Unsecured Notes is payable semiannually with principal and unpaid interest due on the scheduled maturity dates. In addition, certain of the Senior Unsecured Notes were issued at discounts aggregating approximately $8.6 million. Such discounts are being amortized to interest expense over the term of the Senior Unsecured Notes to which they relate. Through September 30, 2006, approximately $1.2 million of the aggregate discounts have been amortized.

5. UNSECURED CREDIT FACILITY AND TERM LOAN

We currently maintain our $500 million Credit Facility with JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp, North America, Inc. and Wachovia Bank, National Association as co-documentation agents. The Credit Facility matures in August 2008, provides for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, for an increase to the maximum revolving credit amount to $750 million. The Credit Facility has a competitive bid feature, which allows us to solicit bids from lenders under the Credit Facility to borrow up to 50% of the maximum revolving credit amount at interest rates less than the current LIBOR plus 80 basis point spread. In addition, the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership’s senior unsecured credit ratings, the interest rates and facility fee are subject to change. At September 30, 2006, the outstanding borrowings under the Credit Facility aggregated $205.0 million and carried a weighted average interest rate of 6.07% per annum.

We utilize the Credit Facility primarily to finance real estate investments, fund our real estate development activities and for working capital purposes. At September 30, 2006, we had availability under the Credit Facility to borrow approximately an additional $294.9 million, subject to compliance with certain financial covenants. Such amount is net of approximately $100,000 in an outstanding undrawn standby letter of credit, which is issued under the Credit Facility.

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

6. COMMERCIAL REAL ESTATE INVESTMENTS

In May 2005, we acquired a 1.4 million square foot, 50-story, Class A office tower located at One Court Square, Long Island City, NY. On November 30, 2005, we sold a 70% joint venture interest in One Court Square to certain institutional funds advised by JPMorgan Investment Management (the “JPM Investor”). The operating agreement of the Court Square JV requires approvals from members on certain decisions including annual budgets, sale of the property, refinancing of the property’s mortgage debt and material renovations to the property. In addition, after September 20, 2009 the members each have the right to recommend the sale of the property, subject to the terms of the mortgage debt, and to dissolve the Court Square JV. We have evaluated the impact of FIN 46R on our accounting for the Court Square JV and have concluded that the Court Square JV is not a VIE. We account for the Court Square JV under the equity method of accounting. We have also evaluated and determined that under Issue 04-5 the JPM Investor has substantive participating rights in the ordinary course of the Court Square JV’s business. In accordance with the equity method of accounting, our proportionate share of the Court Square JV income was approximately $45,000 and $155,000 for the three and nine months ended September 30, 2006, respectively.

Back to Contents

On August 18, 2005, we entered into (i) an underwriting agreement relating to the public offering in Australia of approximately $263.0 million (approximately US$202.0 million) of units (“LPT Units”) in a newly-formed Reckson-sponsored Australian listed property trust, Reckson New York Property Trust (“Reckson LPT”), a newly-formed listed property trust which is traded on the Australian Stock Exchange and (ii) contribution and sale agreements pursuant to which, among other things, we agreed to transfer 25 of our properties for an aggregate purchase price of approximately $563.0 million and containing an aggregate of 3.4 million square feet, in three separate tranches, to the Australian JV in exchange for a 25% interest in the Australian JV and approximately $502.0 million in cash (inclusive of proceeds from mortgage debt to be assumed by the Australian JV). On September 21, 2005, Reckson LPT completed its public offering and the closing of the first of three tranches (“Tranche I”) of this transaction.

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

As the managing member of the Australian JV, LPT REIT has the sole responsibility for managing its business and affairs on a day-to-day basis, other than with respect to certain identified “major decisions,” including but not limited to a merger or consolidation involving the Australian JV, a disposition of all or substantially all of its assets, or the liquidation or dissolution of the Australian JV. Such major decisions require the prior written consent of a majority of the non-managing members. As a result of the foregoing, we are accounting for our 25% non-managing member interest in the Australian JV under the equity method of accounting. In accordance with the equity method of accounting, our proportionate share of the Australian JV’s income was approximately $516,000 and $2.4 million for the three and nine months ended September 30, 2006, respectively.

On January 6, 2006, Reckson LPT completed the second Tranche of this transaction (“Tranche II”) whereby the Australian JV acquired three of our suburban office properties: 6800 and 6900 Jericho Turnpike, Syosset, NY and 710 Bridgeport Avenue, Shelton, CT, (the “Tranche II Properties”) aggregating approximately 761,000 square feet for approximately $84.6 million, including the assignment of approximately $20.1 million of mortgage debt and approximately $64.5 million in cash. As a result, gains on sales of real estate related to Tranche II is approximately $34.3 million, net of limited partners’ minority interest. Approximately $25.1 million of sales proceeds was used to establish an escrow account for the purpose of a future Section 1031 Exchange. During May 2006, we terminated the Section 1031 Exchange and received the sales proceeds previously held by the qualified intermediary, including accrued interest. Such proceeds were used to repay outstanding borrowings under our Credit Facility. The balance of the cash proceeds, received at the time of the sale was used to fund our development activities and for general corporate purposes. For federal income tax purposes, we recognized a tax gain of approximately $26.7 million. We do not anticipate that such tax gain will require us to distribute more than our regular quarterly distribution in order to satisfy the distribution requirements necessary to qualify as a REIT.

The Tranche III closing (“Tranche III”), consisting of five of our suburban office properties valued at approximately $111.8 million, closed on October 6, 2006. The “Tranche III Properties” aggregated approximately 623,000 square feet and consisted of: 520 Broadhollow Road, 50 Marcus Avenue, 1660 Walt Whitman Road, all of which are located in Melville, NY, 580 White Plains Road, Tarrytown, NY and 300 Executive Park Drive, West Orange, NJ. Proceeds from the Tranche III closing included the assignment of approximately $63.3 million of mortgage debt, additional equity in the Australian JV of approximately $18.3 million and cash of approximately $30.2 million. Net cash proceeds received were used to repay outstanding borrowings under our Credit Facility and for general corporate purposes.

Our Service Companies provide asset management, property management, leasing, construction and other services to the Australian JV. Affiliates of ours are entitled to transaction fees and ongoing fees for providing services to the Australian JV. During January 2006, in connection with the Tranche II closing we earned and received approximately $819,000 in transaction related fees. Also, during the three and nine months ended September 30, 2006 we earned and received approximately $1.1 million and $3.5 million, respectively of ongoing service related fees. Such amounts are included in investment income and other on our consolidated statements of income. In addition, we also formed Reckson Australia Management Limited (“RAML”), a wholly owned subsidiary, that will manage Reckson LPT and serve as its “Responsible Entity”. The Responsible Entity will be managed by a six member board that includes three independent directors domiciled in Australia and three of the Company’s executive officers. To address and mitigate any potential conflicts of interest with Reckson LPT or its affiliates the Company has adopted the following policies: (i) all transactions between the Company and Reckson LPT or its affiliates shall require the approval of a majority of the independent directors of both the Company and Reckson LPT, (ii) executive officers and directors of the Company are prohibited from owning equity in Reckson LPT, and (iii) the adoption of an express policy which mandates that property services and leasing decisions shall be made without regard to the Company’s percentage ownership of any property.

Back to Contents

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

In connection with the Tranche I closing, on September 21, 2005, the Company, the Australian JV and LPT REIT entered into an Option Agreement (the “Option Agreement”) pursuant to which we granted the Australian JV options to acquire ten additional properties from the Operating Partnership over a two year period, beginning January 1, 2006. The properties contain an aggregate of approximately 1.2 million square feet and will be priced based on the fair market value of the properties at the time the option is exercised. The Option Agreement contains a right of first refusal granting the Australian JV the right to acquire any option property from Reckson in the event we receive, and are amenable to, an offer from a third party to purchase such option property. The Option Agreement will terminate under certain circumstances.

In connection with the mortgage indebtedness securing nine of the Tranche I properties, which were transferred to the Australian JV on September 21, 2005, and three of the Tranche III properties which were transferred to the Australian JV on October 6, 2006, we have guaranteed to the lender certain customary non-recourse carve-outs, as well as certain obligations relating to the potential termination of a number of leases at four of these properties. We have also guaranteed to the lender certain capital requirements related to these properties. We will be relieved of the customary non-recourse carve-outs and capital requirements upon transfer of the respective properties to the Australian JV and the Australian JV meeting a net worth test of at least $100.0 million. We will be relieved of all but two of the lease related obligations upon transfer of the respective properties to the Australian JV and the Australian JV meeting a net worth test of at least $200.0 million. The Australian JV has agreed to indemnify us for any loss, cost or damage it may incur pursuant to our guaranty of these obligations. The Australian JV has met the $100.0 million net worth threshold and there remain approximately $18 million of aggregate guarantees outstanding.

In accordance with FASB Statement No. 144, the assets and liabilities of the properties transferred and to be transferred, excluding the option properties, to the Australian JV are classified as held for sale on our consolidated balance sheets, for all periods presented.

During September 2005, we entered into a letter of intent with an entity owned by the owner of the New York Islanders professional hockey team to enter into a 50 / 50 joint venture to potentially develop over five million square feet of office, residential, retail and hotel space located on 77 acres in the Mitchel Field, Long Island sub-market in and around Nassau County’s Veterans Memorial Coliseum where we are currently the largest owner of office properties. In March 2006, the joint venture was selected by the County Executive for the development of the 77 acre site. In May 2006, the County Executive and the joint venture entered into a memorandum of understanding for the development of the site. In September 2006, the term of the memorandum of understanding was extended through December 29, 2006. There can be no assurances that a definitive agreement will be executed with Nassau County prior to the expirations of the term of the memorandum of understanding or at any time thereafter. The development will also be subject to certain conditions and governmental approvals, including legislative, zoning and other customary approvals. In addition, there can be no assurances that we will enter into the aforementioned joint venture, that all applicable conditions will be satisfied or that all required approvals can be obtained.

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

As of September 30, 2006, we owned and operated 93 office properties (inclusive of twenty-six office properties owned through joint ventures) comprising approximately 19.3 million square feet and eight flex properties (inclusive of two flex properties owned through joint ventures) comprising approximately 863,000 square feet located in the New York Tri-State Markets.

We also own certain land parcels throughout our markets in the New York Tri-State Markets (the “Development Parcels”). During July 2005, we commenced the ground-up development on one of the Development Parcels of a 37,000 square foot Class A retail property located within our existing six building Landmark Square office park in Stamford, Connecticut. In August 2005, we recommenced the ground-up development of one of the Development Parcels of a 313,000 square foot Class A office building located within our existing three building office park located in Princeton, NJ. One of our Development Parcels, aggregating approximately 4.1 acres was sold in September 2006 for aggregate consideration of $2.0 million. As a result, we recognized a gain on sales of real estate of approximately $741,000, net of limited partners’ minority interest. Excluding the foregoing, at September 30, 2006 our inventory of Development Parcels aggregated approximately 305 acres of land in 9 separate parcels in which we had invested approximately $127.3 million.

Management has made subjective assessments as to the value and recoverability of our investments in the Development Parcels based on current and proposed development plans, market comparable land values and alternative use values. Based on these assessments, we believe there is no impairment to the carrying value of the Development Parcels.

Discontinued Operations

At September 30, 2006, we had identified five of our operating properties as held for sale in accordance with Statement No. 144. We have classified the assets and liabilities for these properties at September 30, 2006 and December 31, 2005 on our consolidated balance sheets as held for sale. In addition, as we will have a continuing interest in the operations of the five properties, we have excluded their results of operations, for all periods presented, from discontinued operations on our consolidated statements of income.

In addition, during the nine month period ended September 30, 2006 we sold five of our operating properties and one parcel of land. We have classified the assets and liabilities for these properties and parcel of land at December 31, 2005 on our consolidated balance sheet as held for sale. In addition, we have classified their results of operations, for all periods presented, and gains from their sales, as discontinued operations on our consolidated statements of income.

Back to Contents

The following table sets forth those assets and liabilities classified on our balances sheets as held for sale (in thousands):

	September 30, 2006		December 31, 2005

	Assets	Liabilities	Assets	Liabilities

Properties held for sale at September 30, 2006:
The Australian JV Tranche III Properties	$68,249	$63,733	$66,558	$64,015
Properties sold during 2006:
The Australian JV Tranche II Properties	—	—	35,182	20,311
One operating property located in Westchester County, New York	—	—	31,977	190
One Orlando Centre located in Orlando, Florida	—	—	59,457	56
Land parcel located in Bohemia, New York	—	—	1,123	—

Totals	$68,249	$63,733	$194,297	$84,572

The following table sets forth the income from discontinued operations and the related net gains on sales of real estate for those properties sold during the respective periods presented (in thousands and net of minority and limited partners interests):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Income from discontinued operations:
310 / 333 East Shore Road, Great Neck, New York	$—	$104	$—	$371
48 Harbor Park Drive, Port Washington, New York	—	85	—	219
100 Wall Street, New York, New York	—	1,249	—	4,083
One Orlando Centre located in Orlando, Florida	—	22	375	683
One operating property located in Westchester County, New York	—	—	444	—

Total income (loss) from discontinued operations	—	1,460	819	5,356
Gains on sales of real estate:
One Orlando Centre located in Orlando, Florida	—	—	9,286	—
Land parcel located in Bohemia, New York	741	—	741	—
Land parcel located in Hauppauge, New York	—	—	—	175
310 East Shore Road, Great Neck, New York	—	13,615	—	13,615

Total discontinued operations	$741	$15,075	$10,846	$19,146

Note Receivable Investments

On July 27, 2006, we advanced $20.0 million under a loan agreement which is secured by certain pledges of project income and ownership interests and a personal guarantee of an affiliate of the borrower. This loan matures in August 2009 and bears interest at 15% per annum (10% annual pay rate and 5% monthly compounded deferred rate). The loan is pre-payable at any time with yield maintenance through August 1, 2007 if pre-paid prior to August 2007. This investment was funded through a borrowing under our Credit Facility.

On August 10, 2006, we advanced $10.0 million under a loan agreement which is secured by certain pledges of project income and ownership interests and a personal guarantee of an affiliate of the borrower. This loan matures in August 2009 and bears interest at 15% per annum (10% annual pay rate and 5% monthly compounded deferred rate). The loan is pre-payable at any time with yield maintenance through August 15, 2007 if pre-paid prior to such date. This investment was funded through a borrowing under our Credit Facility.

At September 30, 2006, we had invested approximately $123.4 million in mezzanine loans and approximately $70.9 million in other loan investments (collectively, the “Note Receivable Investments”). In general these investments are secured by a pledge of either a direct or indirect ownership interest in the underlying real estate or leasehold, a first mortgage, other guaranties, pledges and assurances.

Back to Contents

The following table sets forth the terms of the mezzanine loans at September 30, 2006 (in thousands):

Property	Amount	Interest Rate	Funding	Maturity

Long Island office portfolio	$8,031	9.00%	Mar., 2005	Apr., 2010	(a)
Long Island office portfolio	20,356	9.00%	Mar., 2005	Apr., 2012	(a)
72 Madison Avenue, NY, NY (b)	10,000	20.00%	Oct., 2005	Oct., 2007
1166 Avenue of the Americas, NY, NY (c)	25,000	17.50%	Nov., 2005	Nov., 2009
100 Wall Street, NY, NY	30,000	15.00%	Dec., 2005	Dec., 2007
221 Main Street, White Plains, NY	20,000	15.00%	Jul., 2006	Aug., 2009
175 Huguenot Street, New Rochelle, NY	10,000	15.00%	Aug., 2006	Aug., 2009

	$123,387

(a)	Prepayable without penalty.
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

At September 30, 2006, we held one other note receivable, which aggregated $1.0 million and carried an interest rate of 10.50% per annum. This note receivable matures on January 31, 2010 and is secured in part by a minority partner’s preferred unit interest in the Operating Partnership.

The following table sets forth the terms of our other loan investments at September 30, 2006 (in thousands):

Property	Amount	Interest Rate	Funding	Maturity

NYC Class A office condominium interest	$55,250	9.00%	May, 2005	Dec., 2020
Flex property located in Nassau County, Long Island	14,188	15.29%	Mar., 2006	Apr., 2008
Other	1,000	10.50%	Oct., 2004	Jan., 2010
Other	500	5.35%	Dec., 2004	Dec., 2009

	$70,938

As of September 30, 2006, management has made subjective assessments as to the underlying security value on the Note Receivable Investments. Based on these assessments, we believe there is no impairment to their carrying value.

Back to Contents

7. STOCKHOLDERS’ EQUITY

Basic net income per share on the Company’s common stock was calculated using the weighted average number of shares outstanding of 83,353,034 and 82,544,645 for the three months ended September 30, 2006 and 2005, respectively, and 83,212,003 and 81,847,595 for the nine months ended September 30, 2006 and 2005, respectively.

The following table sets forth our reconciliation of numerators and denominators of the basic and diluted net income per weighted average common share and the computation of basic and diluted net income per weighted average share for the Company’s common stock (in thousands except for earnings per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Numerator:
Income before discontinued operations	$8,533	$98,480	$76,071	$129,526
Discontinued operations (net of share applicable to limited partners)	741	15,075	10,846	19,146

Numerator for basic and diluted earnings per common share	$9,274	$113,555	$86,917	$148,672

Denominator:
Denominator for basic earnings per share – weighted average common shares	83,353	82,545	83,212	81,848
Effect of dilutive securities:
Exchangeable senior debentures	356	—	110	—
Common stock equivalents	479	481	497	436

Denominator for diluted earnings per common share – adjusted weighted average shares and assumed conversions	84,188	83,026	83,819	82,284

Basic earnings per weighted average common share:
Income from continuing operations	$.10	$.20	$.50	$.58
Gains on sales of real estate	—	1.00	.41	1.01
Discontinued operations	.01	.18	.13	.23

Net income per common share	$.11	$1.38	$1.04	$1.82

Diluted earnings per weighted average common share:
Income from continuing operations	$.10	$.19	$.50	$.57
Gains on sales of real estate	—	1.00	.41	1.01
Discontinued operations	.01	.18	.13	.23

Net income per common share	$.11	$1.37	$1.04	$1.81

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

A Class A OP Unit and a share of common stock have similar economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership. As of September 30, 2006, the Operating Partnership had issued and outstanding 1,499,857 Class A OP Units and 274,850 Class C OP Units. The Class A OP Units and the Company’s common stock currently receive a quarterly distribution of $0.4246 per unit/share. The Class C OP Units were issued in August 2003 in connection with the contribution of real property to the Operating Partnership and currently receive a quarterly distribution of $0.4664 per unit. Subject to certain holding periods, OP Units may either be redeemed for cash or, at the election of the Company, exchanged for shares of common stock on a one-for-one basis.

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

The limited partners’ minority interest in the Operating Partnership (“Limited Partner Equity”), which is reflected on the accompanying balance sheets, is reported at an amount equal to the limited partners’ ownership percentage of the net equity of the Operating Partnership at the end of the reporting period. The Limited Partner Equity is adjusted at the end of the period to reflect the ownership percentages at that time. The Limited Partner Equity was approximately 3.1% and 3.2% at September 30, 2006 and December 31, 2005, respectively.

During the three month period ended September 30, 2006, certain limited partners in the Operating Partnership exchanged 46,276 OP Units and 181,771 Class C OP Units for an equal number of shares of the Company’s common stock.

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

In July 2002, as a result of certain provisions of the Sarbanes-Oxley Act of 2002, we discontinued the use of stock loans in our Long Term Incentive Programs (“LTIP”). In connection with LTIP grants made prior to the enactment of the Sarbanes-Oxley Act of 2002, we currently have stock loans outstanding to certain executive officers which were used to purchase 385,000 shares of our common stock. The stock loans were priced at the market prices of our common stock at the time of issuance, bear interest at the mid-term Applicable Federal Rate and are secured by the shares purchased. Such stock loans (including accrued interest) are scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon initial vesting periods ranging from seven to ten years. Such forgiveness is based on continued service and in part on the Company attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. As of September 30, 2006, there remains 139,000 shares of common stock subject to the original stock loans which are anticipated to vest between 2007 and 2011. Approximately $640,000 and $2.1 million and $582,000 and $1.7 million of compensation expense (inclusive of cash payments in respect of taxes payable by the borrower resulting from such forgiveness) was recorded for the three and nine month periods ended September 30, 2006 and 2005, respectively, related to these loans. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

The outstanding stock loan balances due from executive officers aggregated approximately $2.9 million and $3.8 million at September 30, 2006 and December 31, 2005, respectively, and have been included as a reduction of additional paid in capital on the accompanying consolidated balance sheets. Other outstanding loans to executive and senior officers at September 30, 2006 and December 31, 2005 amounted to approximately $1.2 million and $2.5 million, respectively, and are included in investments in affiliate loans and joint ventures on the accompanying consolidated balance sheets and are primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

In November 2002 and March 2003, an award of rights was granted to certain executive officers of the Company (the “2002 Rights” and “2003 Rights”, respectively, and collectively, the “Rights”). Each Right represents the right to receive, upon vesting, one share of common stock if shares are then available for grant under one of the Company’s stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights were earned on March 13, 2005 and vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the 2002 Rights. The 2002 Rights aggregate 62,835 shares of the Company’s common stock and the 2003 Rights aggregate 26,040 shares of common stock. As of September 30, 2006, there remains 15,709 shares of common stock reserved related to the 2002 Rights and 8,682 shares of common stock reserved related to the 2003 Rights. Approximately $121,000 and $361,000 and $121,000 and $345,000 of compensation expense was recorded for the three and nine month periods ended September 30, 2006 and 2005, respectively, related to the Rights. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

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

As a result of the foregoing, there remains 69,443 shares of common stock reserved for future issuance under the core award of the 2003 LTIP and 616,600 shares of common stock reserved for issuance with respect to the issuance of LTIP Units. With respect to the core award of the 2003 LTIP, the Company recorded approximately $305,000 and $915,000 of compensation expense for each of the three and nine month periods ended September 30, 2006 and 2005, respectively. In addition, with respect to the LTIP Units and the Restricted Equity Awards, the Company recorded compensation expense of approximately $1.2 million and $3.0 million and $822,000 and $2.1 million, respectively, for the three and nine month periods ended September 30, 2006 and 2005. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income. Based on the terms of the 2003 LTIP, potential outcomes of the Special Outperformance Pool are estimated to range from $0, assuming the requisite four year cumulative performance measures are not met, to a maximum of approximately $35.5 million, assuming relative peer group performance measures are met and a cap of 15% cumulative and compounded return on common equity. As of September 30, 2006, we have accrued approximately $31.5 million of compensation expense with respect to the Special Outperformance Pool of which $2.1 million and $7.9 million was accrued during the three and nine months ended September 30, 2006. This amount is calculated on the closing stock price of our common stock on September 30, 2006 and is based on management’s determination of the probability of requisite performance measures being met. The accrual represents approximately 89% of the total estimated Special Outperformance Pool reflecting the service period through September 30, 2006.

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

Back to Contents

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

8. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (IN THOUSANDS)

	Nine Months Ended September 30,

	2006	2005

Cash paid during the period for interest	$93,383	$95,701

Interest capitalized during the period	$9,235	$7,311

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

Back to Contents

The following table sets forth the components of our revenues and expenses and other related disclosures (in thousands):

	Three months ended

	September 30, 2006			September 30, 2005

	Core Portfolio	Other	Consolidated Totals	Core Portfolio	Other	Consolidated Totals

PROPERTY OPERATING REVENUES:
Base rents, tenant escalations and reimbursements	$140,894	$—	$140,894	$143,748	$—	$143,748

EXPENSES:
Property operating expenses	66,527	—	66,527	58,340	—	58,340
Marketing, general and administrative	4,922	4,629	9,551	4,463	3,673	8,136
Depreciation and amortization	32,025	752	32,777	33,793	1,079	34,872

Total operating expenses	103,474	5,381	108,855	96,596	4,752	101,348

Operating income (loss)	37,420	(5,381)	32,039	47,152	(4,752)	42,400

NON-OPERATING INCOME AND EXPENSES
Gains on sales of real estate	—	—	—	85,512	—	85,512
Interest income, investment income and other	2,253	7,650	9,903	2,972	7,389	10,361
Interest:
Expense incurred	(6,316)	(21,215)	(27,531)	(16,903)	(15,079)	(31,982)
Amortization of deferred financing costs	(355)	(716)	(1,071)	(353)	(668)	(1,021)
Long-term incentive compensation expense	—	(2,082)	(2,082)	—	—	—

Total non-operating income and expenses	(4,418)	(16,363)	(20,781)	71,228	(8,358)	62,870

Income (loss) before minority interests, equity in earnings of real estate joint ventures and discontinued operations	$33,002	$(21,744)	$11,258	$118,380	$(13,110)	$105,270

Back to Contents

	Nine Months Ended

	September 30, 2006			September 30, 2005

	Core Portfolio	Other	Consolidated Totals	Core Portfolio	Other	Consolidated Totals

PROPERTY OPERATING REVENUES:
Base rents, tenant escalations and reimbursements	$423,857	$—	$423,857	$409,308	$—	$409,308

EXPENSES:
Property operating expenses	183,736	—	183,736	162,299	—	162,299
Marketing, general and administrative	14,504	14,004	28,508	12,633	11,739	24,372
Depreciation and amortization	99,414	2,246	101,660	91,309	3,201	94,510

Total Operating Expenses	297,654	16,250	313,904	266,241	14,940	281,181

Operating Income (Loss)	126,203	(16,250)	109,953	143,067	(14,940)	128,127

NON–OPERATING INCOME AND EXPENSES
Gains on sales of real estate	35,393	—	35,393	85,512	—	85,512
Interest and investment income and other	3,757	31,553	35,310	4,001	13,274	17,275
Interest:
Expense incurred	(20,094)	(62,642)	(82,736)	(42,170)	(40,637)	(82,807)
Amortization of deferred financing costs	(1,128)	(2,082)	(3,210)	(919)	(2,161)	(3,080)
Long-term incentive compensation expense	—	(7,937)	(7,937)	—	—	—

Total Non-Operating Income and Expenses	17,928	(41,108)	(23,180)	46,424	(29,524)	16,900

Income (loss) before minority interests, equity in earnings of real estate joint ventures and discontinued operations	$144,131	$(57,358)	$86,773	$189,491	$(44,464)	$145,027

Total Assets	$3,351,819	$409,605	$3,761,424	$2,681,501	$1,184,165	$3,865,666

10. NON-CASH INVESTING AND FINANCING ACTIVITIES

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

During the three months ended September 30, 2006, certain limited partners in the Operating Partnership exchanged 46,276 OP Units and 181,771 Class C OP Units for an equal number of shares of the Company’s common stock for total non cash consideration of approximately $9.7 million.

11. RELATED PARTY TRANSACTIONS

In connection with our IPO, we were granted an option to acquire the property located at 225 Broadhollow Road (the “225 Property”) which is owned by certain Rechler family members including Scott H. Rechler, our CEO at a price based upon an agreed upon formula. Reckson Management Group, Inc. (“RMG”) is currently obligated to the owner of the 225 Property under an operating lease through November 2006 at an annual base rent of approximately $809,000. The lease is for approximately 26,000 square feet of office space and was used as our corporate headquarters. In August 2006 we relocated our corporate headquarters to Reckson Plaza, a wholly owned property located in Uniondale, Long Island. During June 2006, we incurred approximately $211,000 of expense related to the repair of certain HVAC equipment at the 225 Property. Such expenditure was approved by the independent members of the Company’s Board of Directors. RMG currently leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $81,000. In addition, commencing April 1, 2004, RCD leased approximately 17,000 square feet of space at the 225 Property at an annual base rent of approximately $507,000, which terminated on September 30, 2006. RCD had sub-let the entire 17,000 square feet to a third party for approximately $35,000 per month through RCD’s September 2006 lease termination date. RCD also relocated to Reckson Plaza in August 2006.

Back to Contents

During the three and nine month periods ended September 30, 2006 and 2005, RCD billed approximately $66,000 and $96,000 and $16,000 and $32,000, respectively, of market rate services and RMG billed approximately $76,000 and $229,000 and $75,000 and $217,000, respectively, of market rate management fees to certain properties owned by members of the Rechler family including Scott H. Rechler, our CEO.

On March 28, 2005, an entity (“REP”) owned by members of the Rechler family (excluding Scott H. Rechler, but including his father, Roger, and brother, Gregg) exercised a Right of First Refusal (which was granted in connection with the 2003 sale of the industrial portfolio by us) to acquire a vacant parcel of land for a purchase price of $2.0 million. We agreed to provide REP with the option to defer the closing on the purchase until September 2006, for a non-refundable deposit of $400,000 and a fee of $10,666 per month for each month that the closing was deferred. In connection therewith, REP agreed to settle a dispute concerning an easement on a separate parcel of land owned by us adjacent to one of the properties transferred to REP in November 2003. The vacant parcel of land was sold to REP on September 29, 2006.

A company affiliated with an independent director of the Company formally leased 15,566 square feet in a property owned by us at an annual base rent of approximately $430,000. Such lease has expired and we are currently in the process of renewing the lease for approximately 8,000 square feet upon market terms through 2011. Such renewal is subject to approval by the other independent directors of the Company’s Board of Directors. In addition, since the lease’s expiration, the lessee has been operating consistent with terms of the expired lease.

The Company has a net investment of approximately $55.2 million in loans and REIT-qualified joint ventures with FrontLine Capital Group (“FrontLine”) and Reckson Strategic Venture Partners, LLC (“RSVP”), a real estate venture capital fund whose common equity is held indirectly by FrontLine (collectively, the “RSVP / FLCG Investments”). Frontline was formed by the Company in 1997. The net carrying value of the RSVP / FLCG Investments was reassessed with no change by management at September 30, 2006 and is included in investments in affiliate loans and joint ventures on our consolidated balance sheets.

FrontLine is in default under the loans from the Operating Partnership and on June 12, 2002, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

The RSVP REIT-qualified joint ventures were managed subject to a management agreement with the former managing directors of RSVP, which expired in September 2006. The management agreement provided for an annual base management fee and disposition fees equal to 2% of the net proceeds received by RSVP on asset sales which are subject to a maximum of $7.5 million. In addition, the former managing directors of RSVP retained a one-third residual interest in RSVP’s assets which is subordinated to the distribution of an aggregate amount of $75.0 million to RSVP and/or us in respect of RSVP-controlled joint ventures.

Scott H. Rechler, our CEO and Chairman of the Board of Directors, serves as CEO and is FrontLine’s sole board member. Mr. Rechler also serves as a member of the management committee of RSVP.

In November 2004, a joint venture in which RSVP owns approximately 47% executed a binding agreement to contribute its Catskills, NY resort properties (excluding residentially zoned land) to Empire Resorts Inc. (NASDAQ: NYNY) (“Empire”) for consideration of 18.0 million shares of Empire’s common stock and the right to appoint five members of their Board of Directors. On December 29, 2005, the agreement was terminated and the joint venture received options to purchase approximately 5.2 million shares of common stock of Empire at a price of $7.50 per share. The options are exercisable through December 29, 2006. On November 7, 2006, the closing price of a share of Empire’s common stock was $7.38 per share.

We have discontinued the accrual of interest income with respect to the loans from the Operating Partnership and our share of GAAP equity in earnings, if any, from the RSVP-controlled REIT-qualified joint ventures until such income is realized through cash distributions.

12. COMMITMENTS AND CONTINGENCIES

We had an undrawn letter of credit outstanding against our Credit Facility of approximately $100,000 at September 30, 2006. Such letter of credit expired in October 2006 pursuant to its terms.

In connection with the mortgage indebtedness securing nine of the Tranche I properties, which were transferred to the Australian JV on September 21, 2005, and three of the Tranche III properties transferred to the Australian JV during October 2006, we have guaranteed to the lender certain customary non-recourse carve-outs, as well as certain obligations relating to the potential termination of a number of leases at four of these properties. We have also guaranteed to the lender certain capital requirements related to these properties. We will be relieved of the customary non-recourse carve-outs and capital requirements upon transfer of the respective properties to the Australian JV and the Australian JV meeting a net worth test of at least $100.0 million. We will be relieved of all but two of the lease related obligations upon transfer of the respective properties to the Australian JV and the Australian JV meeting a net worth test of at least $200.0 million. The Australian JV has agreed to indemnify us for any loss, cost or damage it may incur pursuant to our guaranty of these obligations. As of September 30, 2006, the Australian JV met the $100.0 million net worth threshold and there remain approximately $18 million of aggregate guarantees outstanding.

Back to Contents

13. PLAN OF MERGER WITH SL GREEN REALTY CORP.

On August 3, 2006, the Company, the Operating Partnership, SL Green Realty Corp. (“Parent”), Wyoming Acquisition Corp. (“Purchaser”), Wyoming Acquisition GP LLC and Wyoming Acquisition Partnership LP entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, the Company will merge with and into Purchaser (the “Merger”), with Purchaser continuing after the Merger as the surviving entity. The Company has called a special meeting of shareholders to be held at 10:30 a.m. local time on November 22, 2006 at which it will seek shareholder approval of the Merger Agreement and the transactions contemplated thereby. Shareholders of record as of the close of business on October 13, 2006 will be entitled to vote at the special meeting. At the effective time of the Merger, each of the issued and outstanding shares of common stock of the Company will be converted into the right to receive (i) $31.68 in cash, and (ii) 0.10387 of a share of the common stock, par value $0.01 per share, of Parent (the “Merger Consideration”).

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

Since August 4, 2006, six purported class action lawsuits have been filed by alleged stockholders of the Company in Maryland state and New York state courts, seeking to enjoin the Merger and acquisition by the Asset Purchasing Venture (an entity of which Scott Rechler, Michael Maturo, Jason Barnett and Marathon Asset Management, LLC (“Marathon”) are members) of certain assets of the Company: Sheldon Pittleman v. Reckson Associates Realty Corp. et al., No. 24-C-06-006323 (Circuit Court of Maryland, Baltimore City); John Borsch v. Scott H. Rechler et al., No. 24-C-06-006451 (Circuit Court of Maryland, Baltimore City); Mary Teitelbaum v. Reckson Associates Realty Corp. et al., No. 24-C-06-006937 (Circuit Court of Maryland, Baltimore City); Robert Lowinger v. Reckson Association Realty Corp. et al., No. 06-012524 (Supreme Court of the State of New York, Nassau County); Lawrence Lighter v. Scott H. Rechler et al., No. 06-CV-012738 (Supreme Court of the State of New York, Nassau County); and Pauline Phillips v. Scott H. Rechler et al., No. 06-12871 (Supreme Court of the State of New York, Nassau County). (As noted below, the Lighter action has since been re-filed in the Circuit Court of Maryland, Baltimore City.) The lawsuits also seek damages, attorneys’ fees and costs. The plaintiffs in these lawsuits allege that the Asset Purchasing Venture obtained SL Green’s agreement to sell the Company’s assets on allegedly favorable terms to the Asset Purchasing Venture in exchange for the Company’s board’s approval of allegedly inadequate merger consideration. The plaintiffs assert claims of breach of fiduciary duty against the Company and its directors, and, in the case of the Lowinger, Pittleman and Teitelbaum lawsuits, claims of aiding and abetting breach of fiduciary duty against SL Green.

On August 23, 2006, the plaintiff in the Lowinger action in New York state court applied for expedited discovery. Defendants opposed that application and moved to dismiss or stay the Lowinger action pending the determination of the actions filed in Maryland. On September 22, 2006, the New York state court issued an order scheduling discovery in the Lowinger action, while reserving decision on defendants’ motion to dismiss or stay. Discovery is now underway.

On September 6, 2006, the Maryland court consolidated the three actions pending before it under the caption In re Reckson Realty Corp. Shareholders’ Litigation, Consol. Case No. 24-C-06-006323 (Circuit Court of Maryland, Baltimore City). On September 8, 2006, the Maryland court ordered the parties to begin expedited discovery, which is now underway. On September 22, 2006, the plaintiffs in the Maryland consolidated action filed an amended complaint. In addition to the claims asserted in the three original Maryland complaints, the amended consolidated complaint asserts that the Company and its directors breached a fiduciary duty of candor in connection with the preliminary proxy statement/prospectus filed on September 18, 2006. The amended consolidated complaint alleges that the preliminary proxy statement/prospectus failed to disclose adequate information concerning, among other things, the auction process that led to the proposed merger, the reasons why the Company’s directors believe the proposed merger is more favorable than other strategic alternatives for the Company, the termination fee, the acquisition by the Asset Purchasing Venture of certain assets of the Company, the assumptions employed by Goldman, Sachs & Co. (“Goldman Sachs”) and Greenhill & Co., LLC in rendering their respective fairness opinions, the terms of the retention agreement with Goldman Sachs, and Goldman Sachs’ prior relationships with the Company or SL Green.

On October 3, 2006, the plaintiff in the Lighter action withdrew his lawsuit in the New York state court, and re-filed it in the Maryland Circuit Court for Baltimore City under Case No. 24-C-06-007940.

Back to Contents

On October 6, 2006 an amended complaint was filed in the Lowinger action in New York state court. In addition to the defendants named and claims asserted in the original Lowinger complaint, the amended complaint names Jason Barnett, Marathon and the Asset Purchasing Venture as additional defendants. The amended complaint also asserts claims for breach of fiduciary duty against Mr. Barnett, and claims for aiding and abetting breach of fiduciary against Marathon and the Asset Purchasing Venture. The amended complaint also asserts that the Company, its directors, and Mr. Barnett breached a fiduciary duty of candor in connection with the preliminary proxy statement/prospectus filed on September 18, 2006. The amended complaint alleges that the preliminary proxy statement/prospectus failed to disclose adequate information concerning, among other things, the bidding process that led to the proposed merger and acquisition by the Asset Purchasing Venture of certain assets of the Company, the value of the Company’s Long Island assets, the expected future value of the SL Green or the combined, post-merger entity and alleged material conflicts of interest allegedly suffered by certain parties and certain of their advisors. On October 24, 2006, the New York state court denied defendants’ motion to dismiss or stay the Lowinger action and also denied the plaintiff’s motion for expedited discovery. On October 31, 2006, defendants removed the Lowinger action to the United States District Court for the Eastern District of New York.

On November 3, 2006, the plaintiff in the Phillips action pending in New York state court moved for a preliminary injunction, seeking to block the proposed Merger and the shareholder vote thereon and to require the Company to conduct an additional auction process for the assets to be acquired by the Asset Purchasing Venture. A hearing on the plaintiff’s preliminary injunction motion has been scheduled for November 16, 2006.

While these cases are in their early stages, defendants believe that the cases are without merit and intend to contest them vigorously. Additional lawsuits pertaining to the Merger could be filed in the future.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements of Reckson Associates Realty Corp. (the “Company”) and related notes thereto.

The Company considers certain statements set forth herein to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Company’s expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the timing and success of acquisitions and the completion of development or redevelopment of properties, the financing of the Company’s operations, the ability to lease vacant space and the ability to renew or relet space under expiring leases, the Company’s announced transaction with SL Green Realty Corp., involve risks and uncertainties. Many of the forward-looking statements can be identified by the use of words such as “believes”, “may”, “expects”, “anticipates”, “intends” or similar expressions. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Company can give no assurance that its expectation will be achieved. Among those risks, trends and uncertainties are: the general economic climate, including the conditions affecting industries in which our principal tenants compete; changes in the supply of and demand for office in and around New York City and the surrounding tri-state markets (the “New York Tri-State Markets”); changes in interest rate levels; changes in the Company’s credit ratings; changes in the Company’s cost and access to capital; downturns in rental rate levels in our markets and our ability to lease or re-lease space in a timely manner at current or anticipated rental rate levels; the availability of financing to us or our tenants; the financial condition of our tenants; changes in operating costs, including utility, security, real estate tax and insurance costs; repayment of debt owed to the Company by third parties; risks associated with joint ventures; liability for uninsured losses or environmental matters; risks that the Company’s shareholders do not approve the transaction with SL Green, that the other closing conditions to the transaction with SL Green are not met and/or that the transaction with SL Green is delayed or not consummated, the outcome of the shareholder lawsuits against the Company, approval of the Company’s announced transaction with SL Green Realty Corp. by shareholders of the Company, and other risks associated with the development and acquisition of properties, including risks that development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. Consequently, such forward-looking statements should be regarded solely as reflections of the Company’s current operating and development plans and estimates. These plans and estimates are subject to revisions from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

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

We incurred approximately $305,000 and $750,000 and $635,000 and $1.7 million of bad debt expense and related costs related to tenant receivables during the three and nine month periods ended September 30, 2006 and 2005, respectively, which accordingly reduced our total revenues and reported net income during the period.

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

Current pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement No. 157”). Statement No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. Statement No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Statement No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. Statement No. 157 is effective in fiscal years beginning after November 15, 2007. We believe that the adoption of this standard on January 1, 2008 will not have a material effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), which becomes effective on January 1, 2007. SAB No. 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. We are currently evaluating the impact of adopting SAB No. 108.

Back to Contents

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

In connection with our IPO, we were granted an option to acquire the property located at 225 Broadhollow Road (the “225 Property”) which is owned by certain Rechler family members including Scott H. Rechler, our CEO at a price based upon an agreed upon formula. Reckson Management Group, Inc. (“RMG”) is currently obligated to the owner of the 225 Property under an operating lease through November 2006 at an annual base rent of approximately $809,000. The lease is for approximately 26,000 square feet of office space and was used as our corporate headquarters. In August 2006 we relocated our corporate headquarters to Reckson Plaza, a wholly owned property located in Uniondale, Long Island. During June 2006, we incurred approximately $211,000 of expense related to the repair of certain HVAC equipment at the 225 Property. Such expenditure was approved by the independent members of the Board of Directors. RMG currently leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $81,000. In addition, commencing April 1, 2004, RCD leased approximately 17,000 square feet of space at the 225 Property at an annual base rent of approximately $507,000, which terminated on September 30, 2006. RCD had sub-let the entire 17,000 square feet to a third party for approximately $35,000 per month through RCD’s September 2006 lease termination date. RCD also relocated to Reckson Plaza in August 2006.

Back to Contents

During the three and nine month periods ended September 30, 2006 and 2005, RCD billed approximately $66,000 and $96,000 and $16,000 and $32,000, respectively, of market rate services and RMG billed approximately $76,000 and $229,000 and $75,000 and $217,000, respectively, of market rate management fees to certain properties owned by members of the Rechler family including Scott H. Rechler, our CEO.

On March 28, 2005, an entity (“REP”) owned by members of the Rechler family (excluding Scott H. Rechler, but including his father, Roger, and brother, Gregg) exercised a Right of First Refusal (which was granted in connection with the 2003 sale of the industrial portfolio by us) to acquire a vacant parcel of land for a purchase price of $2.0 million. We agreed to provide REP with the option to defer the closing on the purchase until September 2006, for a non-refundable deposit of $400,000 and a fee of $10,666 per month for each month that the closing was deferred. In connection therewith, REP agreed to settle a dispute concerning an easement on a separate parcel of land owned by us adjacent to one of the properties transferred to REP in November 2003. The vacant parcel of land was sold to REP on September 29, 2006.

A company affiliated with an independent director of the Company formally leased 15,566 square feet in a property owned by us at an annual base rent of approximately $430,000. Such lease has expired and we are currently in the process of renewing the lease for approximately 8,000 square feet upon market terms through 2011. Such renewal is subject to approval by the other independent directors of the Company’s Board of Directors. In addition, since the lease’s expiration, the lessee has been operating consistent with terms of the expired lease.

In May 2005, we acquired a 1.4 million square foot, 50-story, Class A office tower located at One Court Square, Long Island City, NY. On November 30, 2005, we sold a 70% joint venture interest in One Court Square to certain institutional funds advised by JPMorgan Investment Management (the “JPM Investor”). The operating agreement of the Court Square JV requires approvals from members on certain decisions including annual budgets, sale of the property, refinancing of the property’s mortgage debt and material renovations to the property. In addition, after September 20, 2009 the members each have the right to recommend the sale of the property, subject to the terms of the mortgage debt, and to dissolve the Court Square JV. We have evaluated the impact of FIN 46R on our accounting for the Court Square JV and have concluded that the Court Square JV is not a VIE. We account for the Court Square JV under the equity method of accounting. We have also evaluated and determined that under Issue 04-5 the JPM Investor has substantive participating rights in the ordinary course of the Court Square JV’s business. In accordance with the equity method of accounting, our proportionate share of the Court Square JV income was approximately $45,000 and $155,000 for the three and nine months ended September 30, 2006, respectively.

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

As the managing member of the Australian JV, LPT REIT has the sole responsibility for managing its business and affairs on a day-to-day basis, other than with respect to certain identified “major decisions,” including but not limited to a merger or consolidation involving the Australian JV, a disposition of all or substantially all of its assets, or the liquidation or dissolution of the Australian JV. Such major decisions require the prior written consent of a majority of the non-managing members. As a result of the foregoing, we are accounting for our 25% non-managing member interest in the Australian JV under the equity method of accounting. In accordance with the equity method of accounting, our proportionate share of the Australian JV’s income was approximately $516,000 and $2.4 million for the three and nine months ended September 30, 2006, respectively.

On January 6, 2006, Reckson LPT completed the second Tranche of this transaction (“Tranche II”) whereby the Australian JV acquired three of our suburban office properties: 6800 and 6900 Jericho Turnpike, Syosset, NY and 710 Bridgeport Avenue, Shelton, CT, (the “Tranche II Properties”) aggregating approximately 761,000 square feet for approximately $84.6 million, including the assignment of approximately $20.1 million of mortgage debt and approximately $64.5 million in cash. As a result, gains on sales of real estate related to Tranche II is approximately $34.3 million, net of limited partners’ minority interest. Approximately $25.1 million of sales proceeds was used to establish an escrow account for the purpose of a future Section 1031 Exchange. During May 2006 we terminated the Section 1031 Exchange and received the sales proceeds previously held by the qualified intermediary, including accrued interest. Such proceeds were used to repay outstanding borrowings under our Credit Facility. The balance of the cash proceeds, received at the time of the sale was used to fund our development activities and for general corporate purposes. For federal income tax purposes we recognized a tax gain of approximately $26.7 million. We do not anticipate that such tax gain will require us to distribute more than our regular quarterly distribution in order to satisfy the distribution requirements necessary to qualify as a REIT.

The Tranche III closing (“Tranche III”), consisting of five of our suburban office properties valued at approximately $111.8 million, closed on October 6, 2006. The “Tranche III Properties” aggregated approximately 623,000 square feet and consisted of: 520 Broadhollow Road, 50 Marcus Avenue, 1660 Walt Whitman Road, all of which are located in Melville, NY, 580 White Plains Road, Tarrytown, NY and 300 Executive Park Drive, West Orange, NJ (collectively, the “Tranche III Properties”). Proceeds from the Tranche III closing included the assignment of approximately $63.3 million of mortgage debt, additional equity in the Australian JV of approximately $18.3 million and cash of approximately $30.2 million. Net cash proceeds received were used to repay outstanding borrowings under our Credit Facility and for general corporate purposes.

Our Service Companies provide asset management, property management, leasing, construction and other services to the Australian JV. Affiliates of ours are entitled to transaction fees and ongoing fees for providing services to the Australian JV. During January 2006, in connection with the Tranche II closing we earned and received approximately $819,000 in transaction related fees. Also, during the three and nine months ended September 30, 2006 we earned and received approximately $1.1 million and $3.5 million, respectively of ongoing service related fees. Such amounts are included in investment income and other on our consolidated statements of income. In addition, we also formed Reckson Australia Management Limited (“RAML”), a wholly owned subsidiary, that will manage Reckson LPT and serve as its “Responsible Entity”. The Responsible Entity will be managed by a six member board that includes three independent directors domiciled in Australia and three of the Company’s executive officers. To address and mitigate any potential conflicts of interest with Reckson LPT or its affiliates the Company has adopted the following policies: (i) all transactions between the Company and Reckson LPT or its affiliates shall require the approval of a majority of the independent directors of both the Company and Reckson LPT, (ii) executive officers and directors of the Company are prohibited from owning equity in Reckson LPT, and  (iii) the adoption of an express policy which mandates that property services and leasing decisions shall be made without regard to the Company’s percentage ownership of any property.

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

In connection with the Tranche I closing, on September 21, 2005, the Company, the Australian JV and LPT REIT entered into an Option Agreement (the “Option Agreement”) pursuant to which we granted the Australian JV options to acquire ten additional properties from the Operating Partnership over a two year period, beginning January 1, 2006. The properties contain an aggregate of approximately 1.2 million square feet and will be priced based on the fair market value of the properties at the time the option is exercised. The Option Agreement contains a right of first refusal granting the Australian JV the right to acquire any option property from Reckson in the event we receive, and are amenable to, an offer from a third party to purchase such option property. The Option Agreement will terminate under certain circumstances.

Back to Contents

In connection with the mortgage indebtedness securing nine of the Tranche I properties, which were transferred to the Australian JV on September 21, 2005, and three of the Tranche III properties which were transferred to the Australian JV on October 6, 2006, we have guaranteed to the lender certain customary non-recourse carve-outs, as well as certain obligations relating to the potential termination of a number of leases at four of these properties. We have also guaranteed to the lender certain capital requirements related to these properties. We will be relieved of the customary non-recourse carve-outs and capital requirements upon transfer of the respective properties to the Australian JV and the Australian JV meeting a net worth test of at least $100.0 million. We will be relieved of all but two of the lease related obligations upon transfer of the respective properties to the Australian JV and the Australian JV meeting a net worth test of at least $200.0 million. The Australian JV has agreed to indemnify us for any loss, cost or damage it may incur pursuant to our guaranty of these obligations. The Australian JV has met the $100.0 million net worth threshold and there remain approximately $18 million of aggregate guarantees outstanding.

In accordance with FASB Statement No. 144, the assets and liabilities of the properties transferred and to be transferred, excluding the option properties, to the Australian JV are classified as held for sale on our consolidated balance sheets, for all periods presented.

During September 2005, we entered into a letter of intent with an entity owned by the owner of the New York Islanders professional hockey team to enter into a 50 / 50 joint venture to potentially develop over five million square feet of office, residential, retail and hotel space located on 77 acres in the Mitchel Field, Long Island sub-market in and around Nassau County’s Veterans Memorial Coliseum where we are currently the largest owner of office properties. In March 2006, the joint venture was selected by the County Executive for the development of the 77 acre site. In May 2006, the County Executive and the joint venture entered into a memorandum of understanding for the development of the site. In September 2006, the term of the memorandum of understanding was extended through December 29, 2006. There can be no assurances that a definitive agreement will be executed with Nassau County prior to the expirations of the term of the memorandum of understanding or at any time thereafter. The development will also be subject to certain conditions and governmental approvals, including legislative, zoning and other customary approvals. In addition, there can be no assurances that we will enter into the aforementioned joint venture, that all applicable conditions will be satisfied or that all required approvals can be obtained.

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

As of September 30, 2006, we owned and operated 93 office properties (inclusive of twenty-six office properties owned through joint ventures) comprising approximately 19.3 million square feet and eight flex properties (inclusive of two flex properties owned through joint ventures) comprising approximately 863,000 square feet located in the New York Tri-State Markets.

We also own certain land parcels throughout our markets in the New York Tri-State Markets (the “Development Parcels”). During July 2005, we commenced the ground-up development on one of the Development Parcels of a 37,000 square foot Class A retail property located within our existing six building Landmark Square office park in Stamford, Connecticut. In August 2005, we recommenced the ground-up development of one of the Development Parcels of a 313,000 square foot Class A office building located within our existing three building office park located in Princeton, NJ. One of our Development Parcels, aggregating approximately 4.1 acres was sold in September 2006 for aggregate consideration of $2.0 million. As a result, we recognized a gain on sales of real estate of approximately $741,000, net of limited partners’ minority interest. Excluding the foregoing, at September 30, 2006 our inventory of Development Parcels aggregated approximately 305 acres of land in 9 separate parcels in which we had invested approximately $127.3 million.

Back to Contents

Management has made subjective assessments as to the value and recoverability of our investments in the Development Parcels based on current and proposed development plans, market comparable land values and alternative use values. Based on these assessments, we believe there is no impairment to the carrying value of the Development Parcels.

Plan of Merger with SL Green Realty Corp.

On August 3, 2006, the Company, the Operating Partnership, SL Green Realty Corp. (“Parent”), Wyoming Acquisition Corp. (“Purchaser”), Wyoming Acquisition GP LLC and Wyoming Acquisition Partnership LP entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, the Company will merge with and into Purchaser (the “Merger”), with Purchaser continuing after the Merger as the surviving entity. The Company has called a special meeting of shareholders to be held at 10:30 a.m. local time on November 22, 2006 at which it will seek shareholder approval of the Merger Agreement and the transactions contemplated thereby. Shareholders of record as of the close of business on October 13, 2006 will be entitled to vote at the special meeting. At the effective time of the Merger, each of the issued and outstanding shares of common stock of the Company will be converted into the right to receive (i) $31.68 in cash, and (ii) 0.10387 of a share of the common stock, par value $0.01 per share, of Parent (the “Merger Consideration”).

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

Note Receivable Investments

On July 27, 2006, we advanced $20.0 million under a loan agreement which is secured by certain pledges of project income and ownership interests and a personal guarantee of an affiliate of the borrower. This loan matures in August 2009 and bears interest at 15% per annum (10% annual pay rate and 5% monthly compounded deferred rate). The loan is pre-payable at any time with yield maintenance through August 1, 2007 if pre-paid prior to August 2007. This investment was funded through a borrowing under our Credit Facility.

On August 10, 2006, we advanced $10.0 million under a loan agreement which is secured by certain pledges of project income and ownership interests and a personal guarantee of an affiliate of the borrower. This loan matures in August 2009 and bears interest at 15% per annum (10% annual pay rate and 5% monthly compounded deferred rate). The loan is pre-payable at any time with yield maintenance through August 15, 2007 if pre-paid prior to such date. This investment was funded through a borrowing under our Credit Facility.

At September 30, 2006, we had invested approximately $123.4 million in mezzanine loans and approximately $70.9 million in other loan investments (collectively, the “Note Receivable Investments”). In general these investments are secured by a pledge of either a direct or indirect ownership interest in the underlying real estate or leasehold, a first mortgage, other guaranties, pledges and assurances.

Back to Contents

The following table sets forth the terms of the mezzanine loans at September 30, 2006 (in thousands):

Property	Amount	Interest Rate	Funding	Maturity

Long Island office portfolio	$8,031	9.00%	Mar., 2005	Apr., 2010	(a)
Long Island office portfolio	20,356	9.00%	Mar., 2005	Apr., 2012	(a)
72 Madison Avenue, NY, NY (b)	10,000	20.00%	Oct., 2005	Oct., 2007
1166 Avenue of the Americas, NY, NY (c)	25,000	17.50%	Nov., 2005	Nov., 2009
100 Wall Street, NY, NY	30,000	15.00%	Dec., 2005	Dec., 2007
221 Main Street, White Plains, NY	20,000	15.00%	Jul., 2006	Aug., 2009
175 Huguenot Street, New Rochelle, NY	10,000	15.00%	Aug., 2006	Aug., 2009

	$123,387

(a)	Prepayable without penalty.
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

At September 30, 2006, we held one other note receivable, which aggregated $1.0 million and carried an interest rate of 10.50% per annum. This note receivable matures on January 31, 2010 and is secured in part by a minority partner’s preferred unit interest in the Operating Partnership.

The following table sets forth the terms of our other loan investments at September 30, 2006 (in thousands):

Property	Amount	Interest Rate	Funding	Maturity

NYC Class A office condominium interest	$55,250	9.00%	May, 2005	Dec., 2020
Flex property located in Nassau County, Long Island	14,188	15.29%	Mar., 2006	Apr., 2008
Other	1,000	10.50%	Oct., 2004	Jan., 2010
Other	500	5.35%	Dec., 2004	Dec., 2009

	$70,938

As of September 30, 2006, management has made subjective assessments as to the underlying security value on the Note Receivable Investments. Based on these assessments, we believe there is no impairment to their carrying value.

Our market capitalization at September 30, 2006 was approximately $5.6 billion. Our market capitalization is based on the sum of (i) the market value of the Company’s common stock and OP Units (assuming conversion) of $42.80 per share / unit (based on the closing price of the Company’s common stock on September 30, 2006), (ii) the liquidation preference value of the Operating Partnership’s preferred units of $1,000 per unit and (iii) approximately $2.0 billion (net of minority partners’ interests’ share of consolidated joint venture debt and including our share of consolidated and unconsolidated joint venture debt) of debt outstanding at September 30, 2006. As a result, our total debt to total market capitalization ratio at September 30, 2006 equaled approximately 35.3%.

Back to Contents

Results of Operations

The following table is a comparison of the results of operations for the three month period ended September 30, 2006 to the three month period ended September 30, 2005 (dollars in thousands):

	Three months ended September 30,

			Change

	2006	2005	Dollars	Percent

Property Operating Revenues:
Base rents	$118,584	$122,693	$(4,109)	(3.3)%
Tenant escalations and reimbursements	22,310	21,055	1,255	6.0%

Total property operating revenues	$140,894	$143,748	$(2,854)	(2.0)%

Property Operating Expenses:
Operating expenses	$41,002	$35,687	$5,315	14.9%
Real estate taxes	25,525	22,653	2,872	12.7%

Total property operating expenses	$66,527	$58,340	$8,187	14.0%

Interest and Investment Income and other	$9,903	$10,361	$(458)	(4.4)%

Other Expenses:
Interest expense incurred	$27,531	$31,982	$(4,451)	(13.9)%
Amortization of deferred financing costs	1,071	1,021	50	4.9%
Marketing, general and administrative	9,551	8,136	1,415	17.4%

Total other expenses	$38,153	$41,139	$(2,986)	(7.3)%

Our property operating revenues, which include base rents and tenant escalations and reimbursements (“Property Operating Revenues”), decreased by $2.9 million or 2.0% for the three months ended September 30, 2006 as compared to the 2005 period. The decrease is primarily a result of a $24.8 million decrease in Property Operating Revenues from the sales of the Tranche I Properties in September 2005, 100 Wall Street in December 2005, the Tranche II Properties in January 2006 and One Orlando Center in March 2006. This decrease was off-set by an $18.9 million increase in Property Operating Revenues from the acquisitions of the “Eastridge Portfolio” which currently consists of thirteen suburban office properties located in Westchester County, containing approximately 1.4 million square feet and Reckson Plaza, a 1.1 million square foot office property located in Uniondale, Long Island. Both the Eastridge Portfolio and Reckson Plaza were acquired in the fourth quarter of 2005. In addition, we also benefited by a $3.0 million increase in Property Operating Revenues attributable to straight line rental revenue increases in our same-store properties.

Our property operating expenses, real estate taxes and ground rents (“Property Expenses”) increased by $8.2 million or 14.0% for the three months ended September 30, 2006 as compared to the 2005 period. The increase is primarily a result of a $10.7 million increase in operating expenses and real estate taxes from the acquisitions of the Eastridge Portfolio and Reckson Plaza and a $5.7 million increase in operating expenses and real estate taxes in our same-store properties. These aggregate increases of approximately $16.4 million were offset by an $8.2 million decrease in Property Expenses from the aforementioned property sales. The increase in real estate taxes is attributable to higher taxes being levied by the municipalities in which the properties are located. The increase in property expenses is primarily driven by the recent increases in energy costs and a reset of the ground rent at one of our New York City assets.

Gross operating margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the three month periods ended September 30, 2006 and 2005 were 52.8% and 59.4%, respectively. The decrease in our gross margins reflects the performance of the Eastridge Portfolio which was acquired with below market occupancy levels. The addition of these properties resulted in a decrease in occupancy for our portfolio. In addition, we have experienced increases in real estate taxes and operating costs in our core portfolio, particularly energy costs, which were not entirely billable to our tenants.

Interest and Investment income and other decreased by $458,000 for the three months ended September 30, 2006 as compared to the 2005 period. The decrease is primarily attributable to a decrease of $3.3 million in transaction fees earned during the 2005 period related to the Australian JV’s Tranche I closing. We also experienced decreases in Service Company income and decreases in tenant related services These decreases were offset by increases in interest income earned on our Note Receivable Investments of $2.2 million due to a weighted average increase in our Note Receivable Investments of approximately $53.6 million from the 2005 period, a net increase in prior period net property tax and utility refunds of $1.6 million primarily related to four of our operating properties located in Westchester, New York, and $779,000 in management fees earned during the 2006 period related to the Australian and Court Square JV’s.

Back to Contents

Interest expense incurred decreased by approximately $4.5 million for the three months ended September 30, 2006 as compared to the 2005 period. The net decrease in interest expense is a result of decreases in interest expense of $213,000 incurred under our same-store mortgage portfolio, a decrease in mortgage interest expense of $3.4 million incurred during the 2005 period as a result of four mortgage notes being subsequently satisfied and from nine properties which were financed during September 2005 and subsequently contributed to the Australian JV, a decrease of $2.5 million in mortgage interest expense which related to the property located at One Court Square, Long Island City, NY which was subsequently sold to an unconsolidated joint venture in November 2005, $409,000 of mortgage interest expense related to two properties which were contributed to the Australian JV on January 6, 2006, subject to their debt, a decrease of $2.3 million incurred under an unsecured bridge facility which was funded in May 2005 and repaid in September 2005, an increase of $301,000 in capitalized interest due to increased development activities and a decrease of $170,000 in other interest expense. These aggregate decreases of $9.3 million were off-set by a $4.2 million increase incurred from the Operating Partnership’s issuance of $275.0 million of senior unsecured debentures in March 2006, an increase of $467,000 incurred from our financing of three properties during September 2005 which were contributed to the Australian JV in October 2006 and $168,000 of mortgage interest expense incurred on a property which we acquired, subject to the debt in October 2005.

Marketing, general and administrative expenses increased by $1.4 million for the three months ended September 30, 2006 as compared to the 2005 period. This overall net increase is attributable to increased costs of maintaining offices and infrastructure in each of our five divisional markets, operating as a public company and higher compensation costs including amortization expense related to restricted stock awards to executive and non-executive officers. Marketing, general and administrative costs represented 6.3% of total revenues from continuing operations (excluding gains on sales of depreciable real estate assets) in the 2006 period as compared to 5.3% in the 2005 period.

During the September 2006 quarterly period, we incurred a $2.1 million charge related to our long-term incentive compensation plan with no comparable charge during the September 2005 quarterly period. For a further discussion of this charge, see “Other Matters” of this Item 2.

Discontinued operations, net of minority interests decreased by approximately $14.3 million for the three months ended September 30, 2006 as compared to the 2005 period. This decrease is attributable to the results of operations for those properties held for sale during the 2005 period of $1.5 million with no amounts applicable to the 2006 period and a decrease in gains on sales of real estate of $12.9 million related to those properties sold during the respective periods and classified as held for sale.

Back to Contents

The following table is a comparison of the results of operations for the nine month period ended September 30, 2006 to the nine month period ended September 30, 2005 (dollars in thousands):

	Nine months ended September 30,

			Change

	2006	2005	Dollars	Percent

Property Operating Revenues:
Base rents	$363,244	$353,151	$10,093	2.9%
Tenant escalations and reimbursements	60,613	56,157	4,456	7.9%

Total property operating revenues	$423,857	$409,308	$14,549	3.6%

Property Operating Expenses:
Operating expenses	$109,807	$96,806	$13,001	13.4%
Real estate taxes	73,929	65,493	8,436	12.9%

Total property operating expenses	$183,736	$162,299	$21,437	13.2%

Interest and Investment Income and other	$35,310	$17,275	$18,035	>100.0%

Other Expenses:
Interest expense incurred	$82,736	$82,807	$(71)	(.1)%
Amortization of deferred financing costs	3,210	3,080	130	4.2%
Marketing, general and administrative	28,508	24,372	4,136	17.0%

Total other expenses	$114,454	$110,259	$4,195	3.8%

Property Operating Revenues increased by $14.6 million or 3.6% for the nine months ended September 30, 2006 as compared to the 2005 period. The increase is a result of a $65.0 million increase in Property Operating Revenues from the acquisitions of the Eastridge Portfolio and Reckson Plaza in the fourth quarter of 2005, $10.0 million attributable to straight line rental revenue increases in our same-store properties. In addition, during the 2006 period we earned approximately $12.6 million in lease termination fee revenue as opposed to $1.6 million earned during the 2005 period. These aggregate increases of approximately $86.0 million were offset by a $71.4 million decrease in Property Operating Revenues from the sale of the Tranche I Properties in September 2005, 100 Wall Street in December 2005, the Tranche II Properties in January 2006 and One Orlando Center in March 2006.

Property Expenses increased by $21.4 million or 13.2% for the nine months ended September 30, 2006 as compared to the 2005 period. The increase is a result of a $28.4 million increase in operating expenses and real estate taxes from the acquisitions of the Eastridge Portfolio and Reckson Plaza and a $15.2 million increase in operating expenses and real estate taxes in our same-store properties. These aggregate increases of approximately $43.6 million were offset by a $22.2 million decrease in Property Expenses from the aforementioned property sales. The increase in real estate taxes is attributable to higher taxes being levied by the municipalities in which the properties are located. The increase in property expenses is primarily driven by the recent increases in energy costs and a reset of the ground rent at one of our New York City assets.

Gross operating margins for the nine month periods ended September 30, 2006 and 2005 were 56.7% and 60.3%, respectively. Our 2006 gross operating margin, before lease termination fee revenue was 55.3%. The decrease in our gross margins reflects the performance of the Eastridge Portfolio which was acquired with below market occupancy levels. The addition of these properties resulted in a decrease in occupancy for our portfolio. In addition, we have experienced increases in real estate taxes and operating costs in our core portfolio, particularly energy costs, which were not entirely billable to our tenants.

Interest and Investment income and other increased by $18.0 million for the nine months ended September 30, 2006 as compared to the 2005 period. This increase is primarily a result of the sale in March 2006 of our option to acquire the minority partner’s 40% partnership interest in the Omni Property for net consideration of approximately $9.0 million. In addition, this increase is attributable to an increase in interest income earned on our Note Receivable Investments of $7.4 million which resulted from a weighted average increase in our Note Receivable Investments of approximately $59.0 million from the 2005 period, a net increase in prior period net property tax and utility refunds of $1.5 million primarily related to four of our operating properties located in Westchester, New York, a $3.0 million increase in management fees earned related to the Australian and Court Square JV’s, and an increase in interest income of $1.1 million related to property sales proceeds held pursuant to Section 1031 Exchanges. These aggregate increases of $22.0 million were offset by a $1.8 million decrease in transaction fees earned related to the Australian JV Tranche II closing in January 2006 and the Tranche I closing in September 2005. We also experienced decreases in Service Company income and decreases in tenant related services.

Back to Contents

Interest expense incurred decreased by approximately $71,000 for the nine months ended September 30, 2006 as compared to the 2005 period. The net decrease in interest expense is a result of decreases in interest expense of $552,000 incurred under our same-store mortgage portfolio, a decrease in mortgage interest expense of $6.0 million incurred during the 2005 period as a result of four mortgage notes being subsequently satisfied and from nine properties which were financed during September 2005 and subsequently contributed to the Australian JV, a decrease of $2.5 million in mortgage interest expense which related to the property located at One Court Square, Long Island City, NY which was subsequently sold to an unconsolidated joint venture in November 2005, $1.2 million of mortgage interest expense related to two properties which were contributed to the Australian JV on January 6, 2006, subject to their debt, a decrease of $5.0 million incurred under an unsecured bridge facility which was funded in May 2005 for the acquisition of the property located at One Court Square in Long Island City, New York and which was repaid in September 2005, a decrease of $1.8 million incurred under our Credit Facility which resulted from a weighted average decrease in outstanding borrowings of approximately $51.0 million from the 2005 period, an increase of $2.0 million in capitalized interest due to increased development activities and a decrease of 323,000 in other interest expense. These aggregate decreases of $19.4 million were off-set by a $5.9 million increase incurred from the Operating Partnership’s issuance of $287.5 million of senior unsecured debentures in June 2005 and $8.2 million related to the Operating Partnership’s issuance of $275.0 million of senior unsecured debentures in March 2006. Interest expense also increased by $1.8 million incurred from our financing of three properties during September 2005 which were contributed to the Australian JV in October 2006, $504,000 of mortgage interest expense incurred on a property which we acquired, subject to the debt in October 2005 and $2.9 million incurred under an unsecured term loan, which was funded in January 2006, used to purchase the Eastridge portfolio and repaid later in the first quarter of 2006.

Marketing, general and administrative expenses increased by $4.1 million for the nine months ended September 30, 2006 as compared to the 2005 period. This overall net increase is attributable to increased costs of maintaining offices and infrastructure in each of our five divisional markets, operating as a public company and higher compensation costs including amortization expense related to restricted stock awards to executive and non-executive officers. Marketing, general and administrative costs represented 6.2% of total revenues from continuing operations (excluding gains on sales of depreciable real estate assets) in the 2006 period as compared to 5.7% in the 2005 period.

During the September 2006 period, we incurred a $7.9 million charge related to our long-term incentive compensation plan with no comparable charge during the September 2005 quarterly period. For a further discussion of this charge, see “Other Matters” of this Item 2.

Discontinued operations, net of minority interests decreased by approximately $8.3 million for the nine months ended September 30, 2006 as compared to the 2005 period. This decrease is attributable to a decrease in the results of operations for those properties held for sale during the respective periods of $4.5 million and a decrease in gains on sales of real estate of $3.8 million related to those properties sold during the respective periods and classified as held for sale.

Liquidity and Capital Resources

Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and non-incremental capital expenditures, excluding incremental capital expenditures. We expect to meet our short-term liquidity requirements generally through our net cash provided by operating activities along with our $500 million unsecured credit facility (the “Credit Facility”) described below. The Credit Facility contains several financial covenants with which we must be in compliance in order to borrow funds thereunder. During the prior two years, we have incurred significant leasing costs in the form of tenant improvement costs, leasing commissions and free rent. This trend is a result of market demands from tenants and high levels of leasing transactions to re-tenant scheduled expirations or space vacated due to early terminations of leases. We are also expending costs on tenants that are renewing or extending their leases earlier than scheduled. For the nine month period ended September 30, 2006 and for the year ended December 31, 2005, we paid or accrued approximately $50.9 million and $67.7 million, respectively, for tenanting costs including tenant improvement costs and leasing commissions. Primarily, as a result of these factors, our cash available for distribution from operating activities was not sufficient to cover 100% of the dividends paid on our common equity. However, we are beginning to experience a moderation in the cost of re-tenanting our properties, primarily in terms of free rent concessions and costs to renew existing tenants. We are not yet experiencing significant reductions in the cost of re-leasing vacant or vacated space. Recently we have experienced an economic recovery in our markets, including an accelerated recovery in our New York City and Long Island markets. We are beginning to also see this trend in certain of our Stamford, Connecticut properties. This is resulting in rental rate increases which is positively impacting our cash flow. To meet the short-term funding requirements relating to the higher leasing costs, we have used proceeds from non-core property sales or borrowings under our Credit Facility. Based on our forecasted leasing, we anticipate that we will continue to incur shortfalls during the remainder of 2006 and into 2007. Subject to the restrictive covenants contained in the Merger Agreement, we currently intend to fund any shortfalls with proceeds from sales of non-income producing assets or borrowings under our Credit Facility. We periodically review our dividend policy to determine the appropriateness of our dividend rate relative to our cash flows. We adjust our distribution rate based on such factors as leasing activity, market conditions and forecasted increases and decreases in our cash flow as well as required distributions of taxable income to maintain REIT status. The Merger Agreement contains limitations on our ability to make dividends and distributions. There can be no assurance that we will maintain the current quarterly distribution level on our common equity.

Back to Contents

We are currently subject to the restrictive covenants contained in the Merger Agreement. As such we are limited in our ability to raise debt and equity capital and are financing our operations with cash flows and borrowings under our Credit Facility. Historically we have met most of our financing requirements through long-term unsecured borrowings and the issuance of debt and equity securities of the Company. In certain situations, primarily in joint venture transactions, we use secured debt in connection with the acquisition of properties. During March 2006, the Operating Partnership issued $275 million of senior unsecured debt securities and during June 2005 issued $287.5 million of exchangeable senior debentures. There can be no assurance that there will be adequate demand for the Company’s equity at the time or at the price in which the Company desires to raise capital through the sale of additional equity. Similarly, there can be no assurance that the Operating Partnership will be able to access the unsecured debt markets at the time when the Operating Partnership desires to sell its unsecured notes. In addition, when valuations for commercial real estate properties are high, we will seek to sell non-core operating properties or certain land inventory to realize value and profit created, subject to the restrictive covenants contained in the Merger Agreement. We will then seek opportunities to reinvest the capital realized from these dispositions back into value-added assets in our core New York Tri-State Markets. However, there can be no assurances that we will be able to identify such opportunities that meet our underwriting criteria. Additionally, we have been actively seeking joint venture relationships to access new sources of equity capital. In September 2005, we completed a series of transactions whereby we sponsored the IPO of Reckson LPT, a newly-formed Australian listed property trust which is traded on the Australian Stock Exchange. Proceeds received from the IPO were used by Reckson LPT to form a joint venture with us, the Australian JV, and to purchase 17 of our properties. In addition, during January 2006, we sold three additional properties to the Australian JV and an additional five of our properties to the Australian JV during October 2006. The restrictive covenants contained in the Merger Agreement also limit our ability to purchase additional assets. Historically our strategy has been to identify assets for potential acquisition within our New York Tri-State Markets. We have also completed joint venture transactions including the Australian JV. Joint ventures often involve relinquishing sole decision making authority relating to material events such as sale and financing. Loss of control of these decisions may adversely affect our financial flexibility, particularly relating to liquidating joint venture assets. There can be no assurances that we will be able to successfully execute this strategy.

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

Our markets are currently in the recovery stage in the economic cycle. As a result of current economic conditions, we have generally experienced higher renewal rates and a lower number of lease terminations. Vacancy rates in our markets are generally stable or decreasing and asking rents in our markets have stabilized and in some instances, particularly in New York City and Long Island, are trending higher. Landlords are still required to grant concessions such as free rent and tenant improvements but generally at a more moderate rate than had been experienced in the prior year, particularly on renewal space. Our markets continue to experience higher real estate taxes and utility rates. This has negatively impacted our gross operating margins as we generally do not recover 100% of the increase in these costs from our tenants. The recent volatility in the energy markets has had a substantial impact on cost of utilities in the northeast where we own our properties. In certain of our markets, the increase in real estate taxes and utility costs will be included as part of expenses subject to escalation above a “base year” and billed to tenants consistent with the terms of their underlying leases. We are also experiencing a similar increase in cost of building materials to fit out tenant space, maintain our buildings and in new development costs. We believe that trends are moving positively from a landlord’s perspective particularly in terms of increased demand and limited new supply and that the above average tenant costs relating to leasing are moderating. This trend is supported by increased occupancy and reduced vacancy rates in most of our markets, the general economic recovery in the market resulting in job growth, and the scarcity of available land in which to develop a new supply of office space.

We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our properties. Six of our properties are located in New York City. As a result of the events of September 11, 2001, insurance companies were limiting coverage for acts of terrorism in “all risk” policies. In November 2002, the Terrorism Risk Insurance Act (“TRIA”) of 2002 was signed into law, which, among other things, requires insurance companies to offer coverage for losses resulting from defined “acts of terrorism” through 2005. The TRIA was subsequently extended, with certain modifications, through 2007 with the enactment of the Terrorism Insurance Extension Act of 2005. Our current property insurance coverage provides for full replacement cost of our properties, including for acts of terrorism up to $600.0 million on a per occurrence basis. One of our New York City properties, One Court Square, is operated under a net lease to Citibank, N.A. whereby they are required to maintain adequate property and liability insurance including coverage for acts of terrorism.

On July 12, 2006 one of our properties located at 100 Summitt Lake Drive in Valhalla, New York was damaged by a passing tornado. The damage was primarily limited to the vertical glass curtain wall and the sloped glazing system supported by the space frame. The damage has not precluded us from operating the property or servicing our tenants. Notwithstanding, the repair costs are estimated to be between $4.0 million and $4.5 million, of which we have incurred approximately $671,000 to date and are estimated to be completed in the latter part of 2007. In addition, the damage is fully covered by insurance, net of a $50,000 deductible and to date we have received approximately $1.0 million from our insurance carrier.

The potential impact of terrorist attacks in the New York City and New York Tri-State Markets may adversely affect the value of our properties and our ability to generate cash flow. As a result, there may be a decrease in demand for office space in metropolitan areas that are considered at risk for future terrorist attacks, and this decrease may reduce our revenues from property rentals.

Back to Contents

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

We currently maintain our $500 million Credit Facility with JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp, North America, Inc. and Wachovia Bank, National Association as co-documentation agents. The Credit Facility matures in August 2008, provides for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, for an increase to the maximum revolving credit amount to $750 million. The Credit Facility has a competitive bid feature, which allows us to solicit bids from lenders under the Credit Facility to borrow up to 50% of the maximum revolving credit amount at interest rates less than the current LIBOR plus 80 basis point spread. In addition, the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership’s senior unsecured credit ratings the interest rates and facility fee are subject to change. At September 30, 2006, the outstanding borrowings under the Credit Facility aggregated $205.0 million and carried a weighted average interest rate of 6.07% per annum.

We utilize the Credit Facility primarily to finance real estate investments, fund our real estate development activities and for working capital purposes. At September 30, 2006, we had availability under the Credit Facility to borrow approximately an additional $294.9 million, subject to compliance with certain financial covenants. Such amount is net of approximately $100,000 in an outstanding undrawn standby letter of credit, which is issued under the Credit Facility.

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

As a result of increased market values for our commercial real estate assets, we have sold certain non-core assets or interests in assets where significant value has been created. During 2004, we sold assets or interests in assets with aggregate sales prices of approximately $51.4 million, net of minority partners’ joint venture interests. During 2005 we sold approximately $909.8 million of our real estate assets including disposition of interests to joint ventures and during the nine month period ending September 30, 2006, we sold two of our non-core assets, the Tranche II Properties, a non-core parcel of land and an option to acquire our minority partner’s 40% partnership interest in the Omni Property for aggregate sales proceeds of approximately $180.9 million. During October 2006, we sold the Tranche III Properties for aggregate sales proceeds of approximately $111.8 million. We used the proceeds from these sales primarily to pay down borrowings under the Credit Facility, for general corporate purposes and to invest in short-term liquid investments until such time as alternative real estate investments could be made.

A Class A OP Unit and a share of common stock have similar economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership. As of September 30, 2006, the Operating Partnership had issued and outstanding 1,499,857 Class A OP Units and 274,850 Class C OP Units. The Class A OP Units and the Company’s common stock currently receive a quarterly distribution of $.4246 per unit/share. The Class C OP Units were issued in August 2003 in connection with the contribution of real property to the Operating Partnership and currently receive a quarterly distribution of $.4664 per unit. Subject to certain holding periods, OP Units may either be redeemed for cash or, at the election of the Company, exchanged for shares of common stock on a one-for-one basis.

During June 2005, the Operating Partnership issued $287.5 million aggregate principal amount of 4.00% exchangeable senior debentures due June 15, 2025. The debentures were issued at 98% of par and are exchangeable for shares of common stock of the Company on or after June 15, 2024 at an initial exchange rate of 24.6124 common shares per $1,000 of principal amount of debentures. The debentures are also exchangeable: (i) if the market price of our common stock over a specified period of time is more than 125% of the exchange price per share then in effect; (ii) if the trading price of the debentures over a specified period of time is less than 98% of the product of the closing price of our shares multiplied by the applicable exchange rate; (iii) during a specified period of time, for any debentures that have been called for redemption; (iv) under certain circumstances, upon the occurrence of a distribution to holders o f our shares of (a) rights to purchase our common stock at a price below the market price of our shares or (b) assets, debt securities or rights to purchase our securities or securities of the Operating Partnership that have a per share value exceeding 10% of the market price of our shares; (v) if our common stock is not listed on a national or regional securities exchange or quoted on NASDAQ for 30 consecutive trading days; or (vi) if the Operating Partnership or the Company is party to a consolidation, merger or binding share exchange pursuant to which all of the Company’s common stock would be exchanged for cash, securities or other property.

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

During the three month period ended September 30, 2006, certain limited partners in the Operating Partnership exchanged 46,276 OP Units and 181,771 Class C OP Units for an equal number of shares of the Company’s common stock.

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

Capitalization

Our indebtedness at September 30, 2006 totaled approximately $2.0 billion (net of minority partners’ interests’ share of consolidated joint venture debt and including our share of consolidated and unconsolidated joint venture debt) and was comprised of approximately $213.8 million of floating rate unsecured debt, approximately $1.26 billion of senior unsecured notes and approximately $521.9 million of fixed rate mortgage indebtedness with a weighted average interest rate of approximately 6.0% and a weighted average maturity of approximately 4.6 years. Based on our total market capitalization of approximately $5.6 billion at September 30, 2006 (calculated based on the sum of (i) the market value of the Company’s common stock and OP Units, assuming conversion, (ii) the liquidation preference value of the Preferred Units and (iii) the $2.0 billion of debt), our debt represented approximately 35.3 % of our total market capitalization.

On October 6, 2006, we sold the Tranche III Properties to the Australian JV, subject to their mortgage debt of approximately $63.3 million. The Australian JV subsequently prepaid the mortgage note securing one of the properties.

Back to Contents

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth our significant consolidated debt obligations by scheduled principal cash flow payments and maturity date and our commercial commitments by scheduled maturity at September 30, 2006 (in thousands):

	MATURITY DATE

	2006	2007	2008	2009	2010	Thereafter	Total

Mortgage notes payable (1)	$2,356	$8,406	$7,370	$6,774	$4,665	$3,236	$32,807
Mortgage notes payable (2)	—	60,642	—	100,254	62,105	228,435	451,436
Senior unsecured notes	—	200,000	—	200,000	287,500	575,000	1,262,500
Credit Facility	—	—	205,000	—	—	—	205,000
Land lease obligations (3)	3,113	12,471	12,498	12,644	12,566	342,849	396,141
Air rights lease obligations	90	362	362	362	362	3,257	4,795
Capital leases	168	671	671	671	671	3,188	6,040
Operating leases	330	194	196	14	—	—	734

	$6,057	$282,746	$226,097	$320,719	$367,869	$1,155,965	$2,359,453

(1)	Scheduled principal amortization payments.
(2)	Principal payments due at maturity.
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

The following table sets forth our significant consolidated interest expense obligations on our fixed rate debt by scheduled cash flow payments at September 30, 2006, excluding interest expense obligations related to those properties classified as held for sale on our consolidated balance sheet (in thousands):

	YEAR ENDED DECEMBER 31,

	2006	2007	2008	2009	2010	Thereafter	Total

Mortgage notes payable	$909	$28,422	$24,782	$21,633	$16,105	$10,041	$101,892
Senior unsecured notes	9,750	57,113	48,538	36,267	33,038	118,892	303,598
Exchangeable debentures(a)	5,750	11,500	11,500	11,500	11,500	166,271	218,021

	$16,409	$97,035	$84,820	$69,400	$60,643	$295,204	$623,511

(a)	Callable after June 17, 2010 at par.

Interest expense obligations related to those properties classified as held for sale on our consolidated balance sheet at September 30, 2006 over the next five years aggregated approximately $14.3 million. Notwithstanding, these properties were sold to the Australian JV on October 6, 2006, subject to the mortgages.

Interest expense incurred under our variable rate Credit Facility amounted to approximately $2.6 million for the three months ended September 30, 2006 and was based on a weighted average balance and interest rate of $152.8 million and 6.79%, respectively. Our rental revenues are our principal source of funds along with our net cash provided by operating activities to meet these and future interest obligations.

We had an undrawn letter of credit outstanding of approximately $100,000 at September 30, 2006. Such letter of credit expired in October 2006 pursuant to its terms.

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

Back to Contents

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

Affiliate Transaction Committee of the Board of Directors

The Affiliate Transaction Committee of the Board has reviewed and approved the Merger Agreement after considering, among other things, management’s participation in the proposed transaction and the opinions of its financial and legal advisors. The committee determined that the proposed transaction is fair to and in the best interests of the Company and of its shareholders. Additional information concerning the proposed transaction and the Affiliate Transaction Committee’s determination can be found in the definitive joint proxy statement/prospectus filed with the Securities and Exchange Commission on October 19, 2006.

Other Matters

In July 2002, as a result of certain provisions of the Sarbanes-Oxley Act of 2002, we discontinued the use of stock loans in our Long Term Incentive Programs (“LTIP”). In connection with LTIP grants made prior to the enactment of the Sarbanes-Oxley Act of 2002, we currently have stock loans outstanding to certain executive officers which were used to purchase 385,000 shares of our common stock. The stock loans were priced at the market prices of our common stock at the time of issuance, bear interest at the mid-term Applicable Federal Rate and are secured by the shares purchased. Such stock loans (including accrued interest) are scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon initial vesting periods ranging from seven to ten years. Such forgiveness is based on continued service and in part on the Company attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. As of September 30, 2006, there remains 139,000 shares of common stock subject to the original stock loans which are anticipated to vest between 2007 and 2011. Approximately $640,000 and $1.2 million and $582,000 and $1.7 million of compensation expense (inclusive of cash payments in respect of taxes payable by the borrower resulting from such forgiveness) was recorded for the three and nine month periods ended September 30, 2006 and 2005, respectively, related to these loans. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

The outstanding stock loan balances due from executive officers aggregated approximately $2.9 million and $3.8 million at September 30, 2006 and December 31, 2005, respectively, and have been included as a reduction of additional paid in capital on the accompanying consolidated balance sheets. Other outstanding loans to executive and senior officers at September 30, 2006 and December 31, 2005 amounted to approximately $1.2 million and $2.5 million, respectively, and are included in investments in affiliate loans and joint ventures on the accompanying consolidated balance sheets and are primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

In November 2002 and March 2003, an award of rights was granted to certain executive officers of the Company (the “2002 Rights” and “2003 Rights”, respectively, and collectively, the “Rights”). Each Right represents the right to receive, upon vesting, one share of common stock if shares are then available for grant under one of the Company’s stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights were earned on March 13, 2005 and vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the 2002 Rights. The 2002 Rights aggregate 62,835 shares of the Company’s common stock and the 2003 Rights aggregate 26,040 shares of common stock. As of June 30, 2006, there remains 15,709 shares of common stock reserved related to the 2002 Rights and 8,682 shares of common stock reserved related to the 2003 Rights. Approximately $121,000 and $361,000 and $121,000 and $345,000 of compensation expense was recorded for the three and nine month periods ended September 30, 2006 and 2005, respectively, related to the Rights. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

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

As a result of the foregoing, there remains 69,443 shares of common stock reserved for future issuance under the core award of the 2003 LTIP and 616,600 shares of common stock reserved for issuance with respect to the issuance of LTIP Units. With respect to the core award of the 2003 LTIP, the Company recorded approximately $305,000 and $915,000 of compensation expense for each of the three and nine month periods ended September 30, 2006 and 2005, respectively. In addition, with respect to the LTIP Units and the Restricted Equity Awards, the Company recorded compensation expense of approximately $1.2 million and $3.0 million and $822,000 and $2.1 million, respectively, for the three and nine month periods ended September 30, 2006 and 2005. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income. Based on the terms of the 2003 LTIP, potential outcomes of the Special Outperformance Pool are estimated to range from $0, assuming the requisite four year cumulative performance measures are not met, to a maximum of approximately $35.5 million, assuming relative peer group performance measures are met and a cap of 15% cumulative and compounded return on common equity. As of September 30, 2006, we have accrued approximately $31.5 million of compensation expense with respect to the Special Outperformance Pool of which $2.1 million and $7.9 million was accrued during the three and nine months ended September 30, 2006. This amount is calculated on the closing stock price of our common stock on September 30, 2006 and is based on management’s determination of the probability of requisite performance measures being met. The accrual represents approximately 89% of the total estimated Special Outperformance Pool reflecting the service period through September 30, 2006.

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

Off Balance Sheet Arrangements

The Company has a net investment of approximately $55.2 million in loans and REIT-qualified joint ventures with FrontLine Capital Group (“FrontLine”) and Reckson Strategic Venture Partners, LLC (“RSVP”), a real estate venture capital fund whose common equity is held indirectly by FrontLine (collectively, the “RSVP / FLCG Investments”). Frontline was formed by the Company in 1997. The net carrying value of the RSVP / FLCG Investments was reassessed with no change by management at September 30, 2006 and is included in investments in affiliate loans and joint ventures on our consolidated balance sheets.

FrontLine is in default under the loans from the Operating Partnership and on June 12, 2002, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

The RSVP REIT-qualified joint ventures were managed subject to a management agreement with the former managing directors of RSVP, which expired in September 2006. The management agreement provided for an annual base management fee and disposition fees equal to 2% of the net proceeds received by RSVP on asset sales which are subject to a maximum of $7.5 million. In addition, the former managing directors of RSVP retained a one-third residual interest in RSVP’s assets which is subordinated to the distribution of an aggregate amount of $75.0 million to RSVP and/or us in respect of RSVP-controlled joint ventures.

Scott H. Rechler, our CEO and Chairman of the Board of Directors, serves as CEO and is FrontLine’s sole board member. Mr. Rechler also serves as a member of the management committee of RSVP.

In November 2004, a joint venture in which RSVP owns approximately 47% executed a binding agreement to contribute its Catskills, NY resort properties (excluding residentially zoned land) to Empire Resorts Inc. (NASDAQ: NYNY) (“Empire”) for consideration of 18.0 million shares of Empire’s common stock and the right to appoint five members of their Board of Directors. On December 29, 2005, the agreement was terminated and the joint venture received options to purchase approximately 5.2 million shares of common stock of Empire at a price of $7.50 per share. The options are exercisable through December 29, 2006. On November 6, 2006, the closing price of a share of Empire’s common stock was $7.38 per share.

We have discontinued the accrual of interest income with respect to the loans from the Operating Partnership and our share of GAAP equity in earnings, if any, from the RSVP-controlled REIT-qualified joint ventures until such income is realized through cash distributions.

In addition to the foregoing, our off-balance sheet arrangements consist of our approximate 5% indirect ownership interest in a joint venture that owns an investment in a New York City Class A office tower where our share of unconsolidated joint venture debt is approximately $11.6 million with an interest rate of 6.35% per annum and a remaining term of approximately 14.2 years, our 25% joint venture interest in the Australian JV where our share of unconsolidated joint venture debt is approximately $75.8 million with a weighted average interest rate of 5.4% per annum and a weighted average term of 5.0 years and our 30% joint venture interest in the property located at One Court Square, Long Island City, NY where our share of unconsolidated joint venture debt is $94.5 million with an interest rate of 4.91% per annum and a remaining term of approximately 8.8 years.

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

The following table presents our FFO calculations (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Net income	$9,274	$113,555	$86,917	$148,672
Adjustments for Funds From Operations
Add:
Limited partners’ minority interest in the Operating Partnership	213	2,930	2,145	4,197
Real estate depreciation and amortization	30,856	32,903	96,512	90,391
Minority partners’ interests in consolidated partnerships	6,724	6,741	21,340	20,244
Deduct:
Gains on sales of depreciable real estate	—	98,861	44,669	98,861
Amounts distributable to minority partners in consolidated partnerships	6,534	5,600	19,739	16,804

Basic and Diluted Funds From Operations	$40,533	$51,668	$142,506	$147,839

Diluted Weighted Average Shares/OP Units outstanding (1)	86,110	85,150	85,832	84,948

(1)	Assumes conversion of limited partnership units of the Operating Partnership.

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

The following table sets forth our long-term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at September 30, 2006 (dollars in thousands):

	For the Year Ending December 31,

	2006	2007	2008	2009	2010	Thereafter	Total (1)	FMV

Long term debt:
Fixed rate	$2,356	$269,048	$7,370	$307,028	$354,270	$806,671	$1,746,743	$1,814,043
Weighted average interest rate	7.57%	7.13%	7.22%	7.71%	4.33%	4.00%	5.22%
Variable rate	$—	$—	$205,000	$—	$—	$—	$205,000	$205,000
Weighted average interest rate	—	—	6.07%	—	—	—	6.07%

(1)	Includes aggregate unamortized issuance discounts of approximately $7.4 million on the senior unsecured notes which are due at maturity.

In addition, we have assessed the market risk for our variable rate debt, which is based upon LIBOR, and believe that a one percent increase in the LIBOR rate would have a $2.1 million annual increase in interest expense based on $205.0 million of variable rate debt outstanding at September 30, 2006.

Back to Contents

The following table sets forth our Note Receivable Investments by scheduled maturity date, weighted average interest rates and estimated FMV at September 30, 2006 (dollars in thousands):

	For the Year Ending December 31,

	2006	2007	2008	2009	2010	Thereafter		Total (1)	FMV

Note Receivable Investments:
Fixed rate	$—	$40,000	$14,188	$55,000	$9,031	$96,760	(2)	$214,979	$214,979	(2)
Weighted average interest rate	—	16.25%	15.29%	15.86%	9.17%	9.00%		12.52%
Variable rate	$—	$—	$—	$500	$—	$—		$500	$500
Weighted average interest rate	—	—	—	5.35%	—	—		5.35%

(1)	Excludes interest receivables and unamortized acquisition costs aggregating approximately $6.8 million.

(2)

Our investment balance, with respect to a participating loan investment, includes approximately $21.2 million of accretive interest which is due at maturity. The FMV calculation considers only accretive interest recorded through September 30, 2006.

In addition, we have assessed the market risk for our variable rate receivables, which are based upon LIBOR, and believe that a one percent increase in the LIBOR rate would have an approximate $5,000 annual increase in interest income based on a $500,000 variable rate note receivable outstanding at September 30, 2006.

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

Back to Contents

SELECTED PORTFOLIO INFORMATION

The following table sets forth our schedule of top 25 tenants based on base rental revenue as of October 1, 2006:

	Tenant Name (1) (2)	Wtd. Avg. Term Remaining (years)	Total Square Feet	Percent of Pro Rata Share of Annualized Base Rental Revenue

*	Citigroup / Citibank	12.1	1,988,060	5.0%
*	Debevoise & Plimpton	15.3	586,528	3.5%
	D.E. Shaw	7.3	192,837	2.2%
	Amerada Hess Corporation	15.3	180,822	2.0%
	King & Spalding	7.2	148,675	1.6%
*	Verizon Communications Inc.	0.8	271,384	1.6%
*	Schulte Roth & Zabel	14.2	279,746	1.5%
*	American Express	7.6	125,305	1.4%
	County of Nassau	15.1	219,066	1.3%
*	Bank of America / Fleet Bank	4.8	187,789	1.3%
*	MCI	3.9	180,305	1.2%
*	Fuji Photo Film USA	5.9	194,984	1.1%
	Westpoint Stevens	0.2	86,800	1.0%
	Arrow Electronics Inc.	7.3	163,762	1.0%
	Dun & Bradstreet Corp.	6.0	123,000	1.0%
	Hoffmann -La Roche Inc.	4.3	193,574	1.0%
	Westdeutsche Landesbank	9.6	53,000	0.9%
*	JP Morgan Chase	5.2	88,060	0.8%
*	Banque Nationale De Paris	9.8	145,834	0.8%
	Washington Mutual	0.4	127,465	0.8%
*	HQ Global	4.3	193,414	0.8%
	North Fork Bank	12.3	126,770	0.8%
	Vytra Healthcare	1.2	105,613	0.8%
	Practicing Law Institute	7.4	77,500	0.8%
	Maersk Inc.	9.1	115,316	0.8%

(1)	Ranked by pro-rata share of annualized base rental revenue adjusted for pro rata share of joint venture interests.
(2)	Total square footage is based on currently leased space and excludes expansions or leases with future start dates.
*	Part or all of space occupied by tenant is in a joint venture building.

Back to Contents

Historical Non-Incremental Revenue-Generating Capital Expenditures, Tenant Improvement Costs and Leasing Commissions

The following table sets forth annual and per square foot non-incremental revenue-generating capital expenditures in which we paid or accrued, during the respective periods, to retain revenues attributable to existing leased space (at 100% of cost) for the years 2002 through 2005 and for the nine month period ended September 30, 2006 for our consolidated office and industrial / flex properties:

	2002	2003		2004	2005		Average 2002-2005	YTD 2006

Suburban Office Properties
Total	$5,283,674	$6,791,336		$7,034,054	$8,402,936		$6,878,000	$7,652,601	(5)
Per Square Foot	$0.53	$0.67		$0.69	$0.78	(2)(3)	$0.67	$0.68
NYC Office Properties
Total	$1,939,111	$1,922,209		$2,515,730	$2,017,360		$2,098,603	$2,055,168
Per Square Foot	$0.56	$0.55		$0.56	$0.42	(4)	$0.52	$0.50	(4)
Flex / Industrial Properties
Total	$1,881,627	$1,218,401	(1)	$207,028	$38,723	(2)	$836,445	$17,544
Per Square Foot	$0.28	$0.23		$0.23	$0.05		$0.20	$0.05

(1)	Excludes non-incremental capital expenditures of $435,140 incurred during the fourth quarter of 2003 for the industrial properties which were sold during the period.
(2)	Includes costs related to the 17 properties sold to the Australian JV on September 21, 2005.
(3)	Per square foot calculations for suburban submarkets-office properties exclude 68 South Service Road and the Eastridge Portfolio.
(4)	Per square foot calculations, for NYC office properties, exclude One Court Square, a 1,401,609 square foot, triple net leased building in Long Island City, New York.
(5)	Per square foot calculations for suburban office properties exclude 68 South Service Road, a building that was recently placed in service.

Back to Contents

The following table sets forth annual and per square foot non-incremental revenue-generating tenant improvement costs and leasing commissions (at 100% of cost) which we committed to perform, during the respective periods, to retain revenues attributable to existing leased space for the years 2002 through 2005 and for the nine month period ended September 30, 2006 for our consolidated office and industrial / flex properties:

	2002		2003		2004		2005		Average 2002-2005	YTD 2006		New		Renewal

Long Island Office Properties
Tenant Improvements	$1,917,466		$3,774,722		$4,856,604		$4,768,833		$3,829,406	$1,998,757		$1,539,991		$458,766
Per Square Foot Improved	$7.81		$7.05		$8.78		$11.25		$8.72	$10.77		$19.57		$4.30
Leasing Commissions	$1,026,970		$2,623,245		$2,345,325		$1,546,354		$1.885,474	$746,543		$390,702		$355,841
Per Square Foot Leased	$4.18		$4.90		$4.24		$3.65		$4.24	$4.02		$4.96		$3.33

Total Per Square Foot	$11.99		$11.95		$13.02		$14.90		$12.96	$14.79		$24.53		$7.63

Westchester Office Properties
Tenant Improvements	$6,391,589	(1)	$3,732,370		$6,323,134		$5,296,662		$5,435,939	$5,507,783		$2,375,384		$3,132,399
Per Square Foot Improved	$15.05		$15.98		$11.95		$12.37		$13.84	$12.10		$24.30		$8.76
Leasing Commissions	$1,975,850	(1)	$917,487		$2,671,548		$1,923,552		$1,872,109	$1,924,125		$640,352		$1,283,773
Per Square Foot Leased	$4.65		$3.93		$5.05		$4.49		$4.53	$4.23		$6.55		$3.60

Total Per Square Foot	$19.70		$19.91		$17.00		$16.86		$18.37	$16.33		$30.85		$12.36

Connecticut Office Properties
Tenant Improvements	$491,435		$588,087		$3,051,833		$3,895,369		$2,006,681	$3,810.209		$3,277,380		$532,829
Per Square Foot Improved	$3.81		$8.44		$12.71		$11.86		$9.20	$18.79		$32.28		$5.26
Leasing Commissions	$307,023		$511,360		$1,493,664		$1,819,504		$1,032,888	$1,395,860		$1,257,148		$138,712
Per Square Foot Leased	$2.38		$7.34		$6.22		$5.54		$5.37	$6.88		$12.38		$1.37

Total Per Square Foot	$6.19		$15.78		$18.93		$17.40		$14.57	$25.67		$44.66		$6.63

New Jersey Office Properties
Tenant Improvements	$2,842,521		$4,327,295		$1,379,362		$2,421,779		$2,742,739	$7,959,799	(6)	$6,982,990	(6)	$976,809
Per Square Foot Improved	$10.76		$11.57		$7.12		$15.49		$11.24	$20.10		$24.07		$9.22
Leasing Commissions	$1,037,012		$1,892,635		$832,658		$1,394,470		$1,289,194	$3,274,829	(6)	$2,311,076	(6)	$963,753
Per Square Foot Leased	$3.92		$5.06		$4.30		$8.92		$5.55	$8.27		$7.97		$9.09

Total Per Square Foot	$14.68		$16.63		$11.42		$24.41		$16.79	$28.37		$32.04		$18.31

Total Suburban Markets - Office Properties
Tenant Improvements	$11,643,011		$12,422,474		$15,610,933		$16,382,643		$14,014,765	$19,276,548		$14,175,745		$5,100,803
Per Square Foot Improved	$10.95		$10.24		$10.30		$12.25		$10.94	$15.55		$24.96		$7.60
Leasing Commissions	$4,346,855		$5,944,728		$7,343,194		$6,683,880		$6,079,664	$7,341,357		$4,599,278		$2,742,079
Per Square Foot Leased	$4.09		$4.90		$4.84		$5.00		$4.71	$5.92		$8.10		$4.08

Total Per Square Foot	$15.04		$15.14		$15.14		$17.25		$15.65	$21.47		$33.06		$11.68

New York City Office Properties
Tenant Improvements	$4,350,106		$5,810,017	(2)(3)	$9,809,822	(3)(4)	$10,648,442	(2)(3)	$7,654,597	$3,591,749	(5)	$3,565,013	(5)	$26,736
Per Square Foot Improved	$18.39		$32.84		$23.21		$28.20		$25.66	$40.20		$43.89		$3.29
Leasing Commissions	$2,019,837		$2,950,330	(2)	$3,041,141	(4)	$4,418,706	(2)(3)	$3,107,504	$1,466,707	(5)	$1,449,095	(5)	$17,612
Per Square Foot Leased	$8.54		$16.68		$7.19		$11.70		$11.03	$16.41		$17.84		$2.17

Total Per Square Foot	$26.93		$49.52		$30.40		$39.90		$36.69	$56.61		$61.73		$5.46

Industrial / Flex Properties
Tenant Improvements	$1,850,812		$1,249,200		$310,522		$112,781		$880,829	$250,250		$0		$250,250
Per Square Foot Improved	$1.97		$2.42		$2.27		$2.46		$2.28	$9.10		$0.00		$9.10
Leasing Commissions	$890,688		$574,256		$508,198		$65,740		$509,720	$77,688		$0		$77,688
Per Square Foot Leased	$0.95		$1.11		$3.71		$1.43		$1.80	$2.83		$0.00		$2.83

Total Per Square Foot	$2.92		$3.53		$5.98		$3.89		$4.08	$11.93		$0.00		$11.93

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

(5)

Excludes 133,727 square foot lease to National Hockey League at 1185 Avenue of the Americas. Tenant allowance was granted in the form of a rent concession for the deal. Also excludes leasing costs associated with a 6,712 square foot lease to National Hockey League at 1185 Avenue of the Americas.

(6)

Includes tenant improvements and leasing costs of $4.9 million and $1.2 million respectively for a 141,000 square foot lease to Quest Diagnostics at 3 Giralda Farms, Madison, N.J. We received a $10 million termination fee from Daichi during the second quarter 2006 for these and other tenant related costs.

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

Back to Contents

The following table sets forth our components of paid or accrued non-incremental and incremental revenue-generating capital expenditures, tenant improvements and leasing costs for the periods presented as reported on our “Statements of Cash Flows – Investment Activities” contained in our consolidated financial statements (in thousands):

	Nine months ended September 30,

	2006	2005

Capital expenditures:
Non-incremental	$8,387	$6,417
Incremental	8,220	7,805
Tenant improvements:
Non-incremental	17,299	29,022
Incremental	15,432	11,881

Additions to commercial real estate properties	$49,338	$55,125

Leasing costs:
Non-incremental	$9,646	$10,062
Incremental	6,350	5,528

Payment of deferred leasing costs	$15,996	$15,590

Acquisition and development costs	$41,602	$660,040

Back to Contents

The following table sets forth our lease expiration schedule, as adjusted for pre-leased space and inclusive of joint venture interests, at October 1, 2006 for our total portfolio of properties, our office portfolio and our flex portfolio:

Total Portfolio

Year of Expiration	Number of Leases Expiring	Square Feet Expiring	Percentage of Total Portfolio Square Footage	Cumulative Percentage of Total Portfolio Square Footage

2006	88	394,756	2.0%	2.0%
2007	160	1,448,096	7.1%	9.1%
2008	178	1,355,455	6.7%	15.8%
2009	159	1,452,432	7.2%	23.0%
2010	185	2,173,704	10.8%	33.8%
2011 and thereafter	578	11,507,510	57.0%	90.8%

Total/Weighted Average	1,348	18,331,953	90.8%

Total Portfolio Square Feet		20,179,311

Office Portfolio

Year of Expiration	Number of Leases Expiring	Square Feet Expiring	Percentage of Total Office Square Footage	Cumulative Percentage of Total Portfolio Square Footage

2006	87	386,197	2.0%	2.0%
2007	157	1,395,574	7.2%	9.2%
2008	176	1,323,212	6.9%	16.1%
2009	158	1,407,451	7.3%	23.4%
2010	182	1,918,008	9.9%	33.3%
2011 and thereafter	569	11,288,864	58.4%	91.7%

Total/Weighted Average	1,329	17,719,306	91.7%

Total Office Portfolio Square Feet		19,315,919

Flex Portfolio

Year of Expiration	Number of Leases Expiring	Square Feet Expiring	Percentage of Total Flex Square Footage	Cumulative Percentage of Total Portfolio Square Footage

2006	1	8,559	1.0%	1.0%
2007	3	52,522	6.1%	7.1%
2008	2	32,243	3.7%	10.8%
2009	1	44,981	5.2%	16.0%
2010	3	255,696	29.6%	45.6%
2011 and thereafter	9	218,646	25.4%	71.0%

Total/Weighted Average	19	612,647	71.0%

Total Flex Portfolio Square Feet		863,392

Back to Contents

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Since August 4, 2006, six purported class action lawsuits have been filed by alleged Reckson stockholders in Maryland state and New York state courts, seeking to enjoin the Merger and acquisition by the Asset Purchasing Venture (an entity of which Scott Rechler, Michael Maturo, Jason Barnett and Marathon Asset Management, LLC (“Marathon”) are members) of certain assets of Reckson: Sheldon Pittleman v. Reckson Associates Realty Corp. et al., No. 24-C-06-006323 (Circuit Court of Maryland, Baltimore City); John Borsch v. Scott H. Rechler et al., No. 24-C-06-006451 (Circuit Court of Maryland, Baltimore City); Mary Teitelbaum v. Reckson Associates Realty Corp. et al., No. 24-C-06-006937 (Circuit Court of Maryland, Baltimore City); Robert Lowinger v. Reckson Association Realty Corp. et al., No. 06-012524 (Supreme Court of the State of New York, Nassau County); Lawrence Lighter v. Scott H. Rechler et al., No. 06-CV-012738 (Supreme Court of the State of New York, Nassau County); and Pauline Phillips v. Scott H. Rechler et al., No. 06-12871 (Supreme Court of the State of New York, Nassau County). (As noted below, the Lighter action has since been re-filed in the Circuit Court of Maryland, Baltimore City.) The lawsuits also seek damages, attorneys’ fees and costs. The plaintiffs in these lawsuits allege that the Asset Purchasing Venture obtained SL Green’s agreement to sell Reckson assets on allegedly favorable terms to the Asset Purchasing Venture in exchange for the Reckson board’s approval of allegedly inadequate merger consideration. The plaintiffs assert claims of breach of fiduciary duty against Reckson and its directors, and, in the case of the Lowinger, Pittleman and Teitelbaum lawsuits, claims of aiding and abetting breach of fiduciary duty against SL Green.

On August 23, 2006, the plaintiff in the Lowinger action in New York state court applied for expedited discovery. Defendants opposed that application and moved to dismiss or stay the Lowinger action pending the determination of the actions filed in Maryland. On September 22, 2006, the New York state court issued an order scheduling discovery in the Lowinger action, while reserving decision on defendants’ motion to dismiss or stay. Discovery is now underway.

On September 6, 2006, the Maryland court consolidated the three actions pending before it under the caption In re Reckson Realty Corp. Shareholders’ Litigation, Consol. Case No. 24-C-06-006323 (Circuit Court of Maryland, Baltimore City). On September 8, 2006, the Maryland court ordered the parties to begin expedited discovery, which is now underway. On September 22, 2006, the plaintiffs in the Maryland consolidated action filed an amended complaint. In addition to the claims asserted in the three original Maryland complaints, the amended consolidated complaint asserts that Reckson and its directors breached a fiduciary duty of candor in connection with the preliminary proxy statement/prospectus filed on September 18, 2006. The amended consolidated complaint alleges that the preliminary proxy statement/prospectus failed to disclose adequate information concerning, among other things, the auction process that led to the proposed merger, the reasons why the Reckson directors believe the proposed merger is more favorable than other strategic alternatives for Reckson, the termination fee, the acquisition by the Asset Purchasing Venture of certain assets of Reckson, the assumptions employed by Goldman, Sachs & Co. (“Goldman Sachs”) and Greenhill & Co., LLC in rendering their respective fairness opinions, the terms of the retention agreement with Goldman Sachs, and Goldman Sachs’ prior relationships with Reckson or SL Green.

On October 3, 2006, the plaintiff in the Lighter action withdrew his lawsuit in the New York state court, and re-filed it in the Maryland Circuit Court for Baltimore City under Case No. 24-C-06-007940.

On October 6, 2006 an amended complaint was filed in the Lowinger action in New York state court. In addition to the defendants named and claims asserted in the original Lowinger complaint, the amended complaint names Jason Barnett, Marathon and the Asset Purchasing Venture as additional defendants. The amended complaint also asserts claims for breach of fiduciary duty against Mr. Barnett, and claims for aiding and abetting breach of fiduciary against Marathon and the Asset Purchasing Venture. The amended complaint also asserts that Reckson, its directors, and Mr. Barnett breached a fiduciary duty of candor in connection with the preliminary proxy statement/prospectus filed on September 18, 2006. The amended complaint alleges that the preliminary proxy statement/prospectus failed to disclose adequate information concerning, among other things, the bidding process that led to the proposed merger and acquisition by the Asset Purchasing Venture of certain assets of Reckson, the value of Reckson’s Long Island assets, the expected future value of the SL Green or the combined, post-merger entity and alleged material conflicts of interest allegedly suffered by certain parties and certain of their advisors.

On October 24, 2006, the New York state court denied defendants’ motion to dismiss or stay the Lowinger action and also denied the plaintiff’s motion for expedited discovery. On October 31, 2006, defendants removed the Lowinger action to the United States District Court for the Eastern District of New York.

On November 3, 2006, the plaintiff in the Phillips action pending in New York state court moved for a preliminary injunction, seeking to block the proposed Merger and the shareholder vote thereon and to require the Company to conduct an additional auction process for the assets to be acquired by the Asset Purchasing Venture. A hearing on the plaintiff’s preliminary injunction motion has been scheduled for November 16, 2006.

While these cases are in their early stages, defendants believe that the cases are without merit and intend to contest them vigorously.

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

Back to Contents

Item 1A. Risk Factors

There were no material changes to the Risk Factors disclosed in our annual report on Form 10-K for the year ended December 31, 2005 and on our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Securities Holders - None

Item 5. Other information – None

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

RECKSON ASSOCIATES REALTY CORP
By:	/s/ Scott H. Rechler	By:	/s/ Michael Maturo

	Scott H. Rechler Chairman of the Board, Chief Executive Officer and Director		Michael Maturo President, Treasurer, Chief Financial Officer and Director

DATE: November 8, 2006